Form 10-K
period 2017-12-31
Main Street Capital CORP
filed 2018-02-23
CIK 1396440

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

       If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $2,056.0 million based upon the last sale price for the registrant's common stock on that date.

       The number of outstanding common shares of the registrant as of February 22, 2018 was 58,753,792.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrants' definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

       MSC Adviser I, LLC (the "External Investment Manager") was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies ("External Parties") and receives fee income for such services. MSCC has been granted no-action relief by the SEC to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements.

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

       The following diagram depicts our organizational structure:

*
Each of the Taxable Subsidiaries is directly or indirectly wholly owned by MSCC.

**
The External Investment Manager is accounted for as a portfolio investment at fair value, as opposed to a consolidated subsidiary, and is indirectly wholly owned by MSCC.

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

OVERVIEW OF OUR BUSINESS

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $20 million. Our private loan ("Private Loan") portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

       We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

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

RECENT DEVELOPMENTS

       During January 2018, we made a new portfolio investment to facilitate the minority recapitalization of Brewer Crane, LLC ("Brewer"), a leading Southern California full-service crane rental service provider. We, along with a co-investor, partnered with Brewer's founder and Chief Executive Officer to facilitate the transaction, with us funding $14.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Lakeside, California, and founded in 1997, Brewer provides crane rental services to San Diego County and the surrounding Southern California area, offering mobile cranes, tower cranes, skilled operators, construction hoists, hauling, rigging, storage, service and repairs, and miscellaneous equipment rental.

       In February 2018, we fully exited our debt and equity investments in SoftTouch Medical Holdings, LLC ("SoftTouch"), a leading provider of home medical equipment and services, serving pediatric patients across the states of Georgia and Alabama. SoftTouch provides a broad array of medical equipment and services to chronically ill youth through its diverse product offerings, including respiratory therapy, enteral feeding, phototherapy, ventilators, amongst others. We realized a gain of approximately $5.2 million on the exit of our equity investment in SoftTouch.

       In February 2018, we made a new portfolio investment to facilitate the management led buyout of DMS Holdco, LLC. ("DMS"), a leading provider of omni-channel direct marketing services. We, along with a co-investor, partnered with the DMS' management team to facilitate the transaction, with us funding $27.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Portland, Oregon, and founded in 1982, DMS develops and executes end-to-end, omni-channel direct marketing services including strategy, creative design, direct mail production/fulfillment, and digital marketing to various end markets including the FinTech, banking, telecom and technology industries.

       During February 2018, we declared regular monthly dividends of $0.190 per share for each of April, May and June 2018. These regular monthly dividends equal a total of $0.570 per share for the second quarter of 2018. The second quarter 2018 regular monthly dividends represent a 2.7% increase from the dividends declared for the second quarter of 2017. Including the dividends declared for the second quarter of 2018, we will have paid $22.530 per share in cumulative dividends since our October 2007 initial public offering.

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

    •
    Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include five certified public accountants and three Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

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

    •
    Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor's Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2013, 2014 and 2017.

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

       We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at the London Interbank Offered Rate ("LIBOR") plus a margin, and are typically subject to LIBOR floors.

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

       Our credit committee is responsible for all aspects of our Middle Market portfolio investment process. The current members of our credit committee are Messrs. Foster, Hartman, Hyzak and Nicholas T. Meserve, the Managing Director of our Middle Market investment team.

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

  Exit Strategies/Refinancing

       While we generally exit most investments through the refinancing or repayment of our debt and redemption or sale of our equity positions, we typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of Middle Market debt investments typically does not require our assistance due to the additional resources available to these larger, Middle Market companies.

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

EMPLOYEES

       As of December 31, 2017, we had 58 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

       We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $295.8 million of outstanding debt as of December 31, 2017, issued pursuant to the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

       Our proxy voting decisions are made by the investment team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our chief compliance officer any potential conflict regarding a proxy vote of which he or she is aware.

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

       We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures no less frequently than annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.

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

       Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million or have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" enterprises as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company's initial public offering.

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

       The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2017, we, through the Funds, had $295.8 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 3.6%.

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

  Taxation as a Regulated Investment Company

       MSCC has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSCC's taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the "Annual Distribution Requirement"). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass-through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes and is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary. The External Investment Manager is owned by a Taxable Subsidiary in order to comply with the 90% Income Test, since the External Investment Manager's income would likely not consist of income derived from securities, such as dividends and interest, and as result, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. As a result of its ownership by a Taxable Subsidiary, the External Investment Manager is a disregarded entity for tax purposes. The External Investment Manager has also entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of Treasury ("Treasury") regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

       The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a decline in oil and natural gas prices would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011.

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

       We depend on the members of our investment team, particularly Vincent D. Foster, Dwayne L. Hyzak, Curtis L. Hartman, David L. Magdol, K. Colton Braud, III, Alejandro Capetillo, and Nicholas T. Meserve for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

         Additional Common Stock.     The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

       As of December 31, 2017, we, through the Funds, had $295.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 3.6%. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 5.8 years as of December 31, 2017, and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2017, we had $64.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.56% as of December 31, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.50% as of December 31, 2017) plus 0.875%), as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In April 2013, we issued $92.0 million in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). As of December 31, 2017, the outstanding balance of the 6.125% Notes was $90.7 million. The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year.

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

       In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022," together with the 4.50% Notes due 2019, the "4.50% Notes" and, both of these together with the 6.125% Notes, the "Notes") at an issue price of 99.16%. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

 Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(19.0)%	(10.8)%	(2.6)%	5.6%	13.8%

(1)
Assumes $2,265.4 million in total assets, $810.5 million in debt outstanding, $1,380.4 million in net assets, and a weighted-average interest rate of 4.4%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total assets of at least 1.6%.

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

       As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. Senate and the U.S. House of Representatives during the 115th Congress proposes to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. If such legislation is passed, we may be able to incur additional indebtedness in the future and, therefore, your risk of an investment in our securities may increase.

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

  The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

       LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

       On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

  We may experience fluctuations in our operating results.

       We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, operating results for any period should not be relied upon as being indicative of performance in future periods.

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

    •
    The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

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

       When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2017, (i) approximately 2.4% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 0.6% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.6% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 2.9% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

  Each of the Funds, as an SBIC, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

       In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including taxable income from certain of our subsidiaries, which includes the income from the Funds. We will be partially dependent on the Funds for cash distributions to enable us to meet the RIC distribution requirements. The Funds may be limited by SBIC regulations from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for the Funds to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Funds are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock, and we do not currently expect to seek such approval at our 2018 annual meeting of stockholders for the same reason. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

  The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our Securities.

       On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the "Tax Cuts and Jobs Act") and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

    •
    cyber attacks.

  The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

       The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

       We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

    •
    generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment; and

    •
    may utilize complex and speculative technologies such as blockchain and cryptocurrencies. These technologies have a limited history; rely on decentralized computer networks which could be affected by Internet connectivity disruptions, fraud or cybersecurity attacks; such networks may not be adequately maintained; future regulatory actions or policies may limit the use of effectiveness of such technologies; and the price of cryptocurrencies is volatile and may be impacted by the popularity, acceptance or use thereof.

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

  A decline in oil and natural gas prices could have a material adverse effect on us.

       A decline in oil and natural gas prices could adversely affect (i) the credit quality of our debt investments and (ii) the underlying operating performance of our equity investments in energy-related businesses and in portfolio companies located in geographic areas which are more sensitive to the health of the oil and gas industries. A decrease in credit quality and the operating performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a decline in oil and natural gas prices persist for an extended period of time, it is likely that the ability of these investments to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' and other affected companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our equity investments.

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

       We invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

  We may not have the funds or ability to make additional investments in our portfolio companies.

       We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the extension of additional loans, the exercise of a warrant to purchase equity securities, or the funding of additional equity investments. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce our ability to protect an existing investment or may reduce the expected yield on the investment.

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

       Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

       We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See "Risk Factors — Risks Related to Our Business and Structure — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code."

  We generally will not control our portfolio companies.

       We do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

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

       Delays in investing the net proceeds raised in an offering or other capital raised or proceeds resulting from exiting an investment may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering or other capital raised or proceeds resulting from exiting an investment on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

       We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we may invest the capital primarily in Marketable securities and idle funds investments, which generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments and may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in new securities meeting our investment objective, the market price for our securities may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

    •
    loss of our BDC or RIC status or any of the Funds' status as an SBIC;

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

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2017, we had $64.0 million outstanding under the Credit Facility out of $585.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2017, the Funds had collectively issued $295.8 million of the current statutory maximum of $350.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

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

       Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings. The Notes are currently rated by Standard & Poor's Ratings Services. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

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

       We may not be able to repurchase the 4.50% Notes upon certain change in control events described in the indentures under which the 4.50% Notes were issued (each, a "Change of Control Repurchase Event") because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the 4.50% Notes may require us to repurchase for cash some or all of the 4.50% Notes at a repurchase price equal to 100% of the aggregate principal amount of the 4.50% Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the 4.50% Notes to require the mandatory purchase of the 4.50% Notes would constitute an event of default under our Credit Facility entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 4.50% Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indentures governing the 4.50% Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

  If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

       As of December 31, 2017, we had approximately $810.5 million of indebtedness, including $64.0 million outstanding under the Credit Facility, $295.8 million outstanding from SBA-guaranteed debentures, approximately $90.7 million of the 6.125% Notes, $175.0 million of the 4.50% Notes due 2019 and $185.0 million of the 4.50% Notes due 2022 outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

       The following table sets forth, for each fiscal quarter during 2017 and 2016, the range of high and low closing prices of our common stock as reported on the NYSE.

	High	Low
Fiscal year 2017
Fourth quarter	$41.55	$39.71
Third quarter	$40.40	$38.13
Second quarter	$40.39	$37.80
First quarter	$38.27	$35.39
Fiscal year 2016
Fourth quarter	$37.36	$32.23
Third quarter	$34.59	$32.61
Second quarter	$32.90	$30.52
First quarter	$31.46	$26.35

       On February 22, 2018, the last sale price of our common stock on the NYSE was $35.70 per share, and there were approximately 312 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

       We currently pay regular monthly dividends and semiannual supplemental dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis. Our semiannual supplemental dividends, if any, will be determined by our Board of Directors based upon our undistributed taxable income. The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount(1)
Fiscal year 2018
February 20, 2018	May 21, 2018	June 15, 2018	$0.190
February 20, 2018	April 20, 2018	May 15, 2018	$0.190
February 20, 2018	March 21, 2018	April 16, 2018	$0.190
October 31, 2017	February 22, 2018	March 15, 2018	$0.190
October 31, 2017	January 19, 2018	February 15, 2018	$0.190
October 31, 2017	December 29, 2017	January 12, 2018	$0.190	(2)

			$1.140

Fiscal year 2017
October 17, 2017	December 19, 2017	December 27, 2017	$0.275	(2)
August 1, 2017	November 21, 2017	December 15, 2017	$0.190	(2)
August 1, 2017	October 20, 2017	November 15, 2017	$0.190	(2)
August 1, 2017	September 21, 2017	October 16, 2017	$0.190	(2)
May 2, 2017	August 21, 2017	September 15, 2017	$0.185	(2)
May 2, 2017	July 20, 2017	August 15, 2017	$0.185	(2)
May 2, 2017	June 30, 2017	July 14, 2017	$0.185	(2)
April 18, 2017	June 19, 2017	June 26, 2017	$0.275	(2)
February 22, 2017	May 19, 2017	June 14, 2017	$0.185	(2)
February 22, 2017	April 20, 2017	May 15, 2017	$0.185	(2)
February 22, 2017	March 21, 2017	April 13, 2017	$0.185	(2)
November 2, 2016	February 22, 2017	March 15, 2017	$0.185	(2)
November 2, 2016	January 20, 2017	February 15, 2017	$0.185	(2)
November 2, 2016	December 30, 2016	January 13, 2017	$0.185	(3)

			$2.785

Fiscal year 2016
October 18, 2016	December 16, 2016	December 23, 2016	$0.275	(3)
August 2, 2016	November 21, 2016	December 13, 2016	$0.185	(3)
August 2, 2016	October 20, 2016	November 15, 2016	$0.185	(3)
August 2, 2016	September 21, 2016	October 14, 2016	$0.185	(3)
May 3, 2016	August 19, 2016	September 15, 2016	$0.180	(3)
May 3, 2016	July 21, 2016	August 15, 2016	$0.180	(3)
May 3, 2016	July 1, 2016	July 15, 2016	$0.180	(3)
April 20, 2016	June 20, 2016	June 27, 2016	$0.275	(3)
February 23, 2016	May 20, 2016	June 15, 2016	$0.180	(3)
February 23, 2016	April 21, 2016	May 16, 2016	$0.180	(3)
February 23, 2016	March 21, 2016	April 15, 2016	$0.180	(3)
November 3, 2015	February 22, 2016	March 15, 2016	$0.180	(3)
November 3, 2015	January 22, 2016	February 17, 2016	$0.180	(3)
November 3, 2015	December 30, 2015	January 15, 2016	$0.180	(4)

			$2.725

Fiscal year 2015
October 20, 2015	December 17, 2015	December 24, 2015	$0.275	(4)
August 3, 2015	November 20, 2015	December 14, 2015	$0.180	(4)
August 3, 2015	October 21, 2015	November 16, 2015	$0.180	(4)
August 3, 2015	September 21, 2015	October 15, 2015	$0.180	(4)
May 5, 2015	August 20, 2015	September 15, 2015	$0.175	(4)
May 5, 2015	July 21, 2015	August 14, 2015	$0.175	(4)
May 5, 2015	July 1, 2015	July 15, 2015	$0.175	(4)
April 22, 2015	June 18, 2015	June 25, 2015	$0.275	(4)
February 24, 2015	May 20, 2015	June 15, 2015	$0.175	(4)
February 24, 2015	April 21, 2015	May 15, 2015	$0.175	(4)
February 24, 2015	March 20, 2015	April 15, 2015	$0.175	(4)
November 6, 2014	February 20, 2015	March 16, 2015	$0.170	(4)
November 6, 2014	January 21, 2015	February 13, 2015	$0.170	(4)
November 6, 2014	December 31, 2014	January 15, 2015	$0.170	(5)

Total			$2.650

Date Declared	Amount(1)
Fiscal year 2014
Total	$2.545	(5),(6)

Fiscal year 2013
Total	$2.660	(6),(7)

Fiscal year 2012
Total	$1.710	(7),(8)

Fiscal year 2011
Total	$1.560	(8)

Fiscal year 2010
Total	$1.500	(9)

Fiscal year 2009
Total	$1.500	(10),(11)

Fiscal year 2008
Total	$1.425	(11)

Fiscal year 2007
Total	$0.330	(12)

Cumulative dividends declared or paid	$22.530

(1)
The determination of the tax attributes of our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the tax rate applicable to "qualified dividend income" from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

(2)
These dividends attributable to fiscal year 2017 were comprised of ordinary income of $2.218 per share, long term capital gain of $0.490 per share, and qualified dividend income of $0.082 per share, and included dividends with a record date during fiscal year 2017, including the dividend declared and accrued as of December 31, 2017 and paid on January 12, 2018, pursuant to the Code.

(3)
These dividends attributable to fiscal year 2016 were comprised of ordinary income of $1.911 per share, long term capital gain of $0.761 per share, and qualified dividend income of $0.058 per share, and included dividends with a record date during fiscal year 2016, including the dividend declared and accrued as of December 31, 2016 and paid on January 13, 2017, pursuant to the Code.

(4)
These dividends attributable to fiscal year 2015 were comprised of ordinary income of $2.325 per share, long term capital gain of $0.231 per share, and qualified dividend income of $0.105 per share, and included dividends with a record date during fiscal year 2015, including the dividend declared and accrued as of December 31, 2015 and paid on January 15, 2016, pursuant to the Code.

(5)
These dividends attributable to fiscal year 2014 were comprised of ordinary income of $2.083 per share, long term capital gain of $0.419 per share, and qualified dividend income of $0.048 per share, and included dividends with a record date during fiscal year 2014, including the dividend declared and accrued as of December 31, 2014 and paid on January 15, 2015, pursuant to the Code.

(6)
These dividends attributable to fiscal year 2013 were comprised of ordinary income of $1.872 per share, long term capital gain of $0.346 per share, and qualified dividend income of $0.457 per share, and included dividends with a record date during fiscal year 2013, including the dividend declared and accrued as of December 31, 2013 and paid on January 15, 2014, pursuant to the Code.

(7)
These dividends attributable to fiscal year 2012 were comprised of ordinary income of $0.923 per share, long term capital gain of $0.748 per share, and qualified dividend income of $0.054 per share, and included dividends with a record date during fiscal year 2012, including the dividend declared and accrued as of December 31, 2012 and paid on January 15, 2013, pursuant to the Code.

(8)
These dividends attributable to fiscal year 2011 were comprised of ordinary income of $1.253 per share, long term capital gain of $0.373 per share, and qualified dividend income of $0.069 per share, and included dividends with a record date during fiscal year 2011, including the dividend declared and accrued as of December 31, 2011 and paid on January 16, 2012, pursuant to the Code.

(9)
These dividends attributable to fiscal year 2010 were comprised of ordinary income of $1.220 per share, long term capital gain of $0.268 per share, and qualified dividend income of $0.012 per share.

(10)
These dividends attributable to fiscal year 2009 were comprised of ordinary income of $1.218 per share and long term capital gain of $0.157 per share and excluded the $0.125 paid on January 15, 2009 which had been declared and accrued as of December 31, 2008.

(11)
These dividends attributable to fiscal year 2008 were comprised of ordinary income of $0.953 per share and long term capital gain of $0.597 per share, and included dividends with a record date during fiscal year 2008, including the $0.125 per share dividend declared and accrued as of December 31, 2008 and paid on January 15, 2009, pursuant to the Code.

(12)
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

       Including the long-term capital gains discussed above, the following percentages represent the total dividends which are exempt from U.S. withholding tax.

Payment Dates	Interest-Related Dividends and Short-Term Capital Gain Dividend	Distributions Exempt from U.S. Withholding Tax(1)
2/15/2017	59.15%	78.09%
From 3/15/2017 to 6/14/2017	78.09%	78.09%
6/26/2017	70.00%	70.00%
From 7/14/2017 to 8/15/2017	0.00%	100.00%
9/15/2017	12.23%	58.01%
From 10/16/2017 to 1/12/2018	70.00%	70.00%

       To the extent non-U.S. resident taxes were withheld on ordinary dividends distributed, this information may be considered in connection with any claims for refund of such taxes to be filed by the non-U.S. resident stockholder with the Internal Revenue Service.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2017, we issued a total of 234,513 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2017 was approximately $9.2 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2017 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index, and the Main Street Peer Group(2)
(For the Period October 5, 2007 to December 31, 2017)

(1)
Total return includes reinvestment of dividends through December 31, 2017.

(2)
The Main Street Peer Group is composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Capitala Finance Corp., Fidus Investment Corporation, FS Investment Corporation, Goldman Sachs BDC, Inc., Golub Capital BDC, Inc., Hercules Capital, Inc., Medallion Financial Corp., Medley Capital Corporation, New Mountain Finance Corporation, Oaktree Specialty Lending Corporation, Oaktree Strategic Income Corporation, PennantPark Floating Rate Capital Ltd., PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd., Solar Senior Capital Ltd., TCP Capital Corp., THL Credit, Inc., TICC Capital Corp., TPG Specialty Lending, Inc. and Triangle Capital Corporation.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$205,741	$178,165	$163,603	$139,939	$115,158
Interest from idle funds and other	—	174	986	824	1,339

Total investment income	205,741	178,339	164,589	140,763	116,497

Expenses:
Interest	(36,479)	(33,630)	(32,115)	(23,589)	(20,238)
Compensation	(18,560)	(16,408)	(14,852)	(12,337)	(8,560)
General and administrative	(11,674)	(9,284)	(8,621)	(7,134)	(4,877)
Share-based compensation	(10,027)	(8,304)	(6,262)	(4,215)	(4,210)
Expenses allocated to the External Investment Manager	6,370	5,089	4,335	2,048	—
Expenses reimbursed to MSCP(1)	—	—	—	—	(3,189)

Total expenses	(70,370)	(62,537)	(57,515)	(45,227)	(41,074)

Net investment income	135,371	115,802	107,074	95,536	75,423
Total net realized gain (loss) from investments	16,182	29,389	(21,316)	23,206	7,277
Total net realized loss from SBIC debentures	(5,217)	—	—	—	(4,775)
Total net change in unrealized appreciation (depreciation) from investments	42,545	(6,576)	10,871	(776)	14,503
Total net change in unrealized appreciation (depreciation) from SBIC debentures and investment in MSCP(1)	6,212	(943)	(879)	(10,931)	4,392
Income tax benefit (provision)	(24,471)	1,227	8,687	(6,287)	35

Net increase in net assets resulting from operations attributable to common stock	$170,622	$138,899	$104,437	$100,748	$96,855

Net investment income per share — basic and diluted	$2.39	$2.23	$2.18	$2.20	$2.06
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$3.01	$2.67	$2.13	$2.31	$2.65
Weighted-average shares outstanding — basic and diluted	56,691,913	52,025,002	49,071,492	43,522,397	36,617,850

(1)
Main Street Capital Partners, LLC

	As of December 31,
	2017	2016	2015	2014	2013
		(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$2,171,305	$1,996,906	$1,799,996	$1,563,330	$1,286,188
Marketable securities and idle funds investments	—	—	3,693	9,067	13,301
Cash and cash equivalents	51,528	24,480	20,331	60,432	34,701
Interest receivable and other assets	38,725	37,123	37,638	46,406	16,054
Deferred financing costs, net of accumulated amortization	3,837	12,645	13,267	14,550	9,931
Deferred tax asset, net	—	9,125	4,003	—	—

Total assets	$2,265,395	$2,080,279	$1,878,928	$1,693,785	$1,360,175

Liabilities and net assets:
Credit facility	$64,000	$343,000	$291,000	$218,000	$237,000
SBIC debentures at fair value(1)	288,483	239,603	223,660	222,781	187,050
4.50% Notes due 2022	182,015	—	—	—	—
4.50% Notes due 2019	173,616	175,000	175,000	175,000	—
6.125% Notes	89,057	90,655	90,738	90,823	90,882
Accounts payable and other liabilities	20,168	14,205	12,292	10,701	10,549
Payable for securities purchased	40,716	2,184	2,311	14,773	27,088
Interest payable	5,273	4,103	3,959	4,848	2,556
Dividend payable	11,146	10,048	9,074	7,663	6,577
Deferred tax liability, net	10,553	—	—	9,214	5,940

Total liabilities	885,027	878,798	808,034	753,803	567,642
Total net asset value	1,380,368	1,201,481	1,070,894	939,982	792,533

Total liabilities and net assets	$2,265,395	$2,080,279	$1,878,928	$1,693,785	$1,360,175

Other data:
Weighted-average effective yield on LMM debt investments(2),(3)	12.0%	12.5%	12.2%	13.2%	14.7%
Number of LMM portfolio companies	70	73	71	66	62
Weighted-average effective yield on Middle Market debt investments(2),(3)	9.0%	8.5%	8.0%	7.8%	7.8%
Number of Middle Market portfolio companies	62	78	86	86	92
Weighted-average effective yield on Private Loan debt investments(2),(3)	9.2%	9.6%	9.5%	10.1%	11.3%
Number of Private Loan portfolio companies	54	46	40	31	15
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	7.4%	5.5%	4.6%	5.8%	5.8%
Operating expenses	5.5%	5.6%	5.5%	5.1%	5.8%
Operating expenses, excluding interest expense	2.6%	2.6%	2.4%	2.4%	3.0%
Total investment return(4)	16.0%	37.4%	8.5%	–3.1%	16.7%
Total return based on change in NAV(5)	14.2%	13.0%	11.1%	12.7%	15.1%

(1)
SBIC debentures for December 31, 2017, 2016, 2015, 2014 and 2013 are $295,800, $240,000, $225,000, $225,000, and $200,200 at par, respectively, with par of $50,000 for December 31, 2017, $75,200 for December 31, 2016, 2015, 2014 and 2013 recorded at fair value of $48,608, $74,803, $73,860, $72,981 and $62,050, as of December 31, 2017, 2016, 2015, 2014, 2013, and 2012, respectively.

(2)
Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes liquidation fees payable upon repayment and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect any debt investments on non-accrual status, our expenses or any sales load paid by an investor. For information on our investments on non-accrual status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Asset Quality".

(3)
Including investments on non-accrual status, the weighted-average effective yield for LMM, Middle Market, and Private Loan debt investments was 11.1%, 9.0%, and 9.0%, respectively, as of December 31, 2017.

(4)
Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(5)
Total return is based on change in net asset value and was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

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

OVERVIEW

       Our principal investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $20 million. Our private loan ("Private Loan") portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

       We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company's capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a "one stop" financing solution. Providing customized, "one stop" financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

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

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	62	54
Fair value	$948.2	$609.3	$467.5
Cost	$776.5	$629.7	$489.2
% of portfolio at cost — debt	67.1%	97.3%	93.6%
% of portfolio at cost — equity	32.9%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.1%	90.5%	94.5%
Weighted-average annual effective yield(b)	12.0%	9.0%	9.2%
Average EBITDA(c)	$4.4	$78.3	$39.6

(a)
At December 31, 2017, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 39%.

(b)
The weighted average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including six LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

       As of December 31, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio (as defined in "— Critical Accounting Policies — Basis of Presentation" below) at fair value. As of December 31, 2016, we had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of our Investment Portfolio at fair value.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of our Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of our Investment Portfolio at fair value.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the years ended December 31, 2017 and 2016, the ratio of our total operating expenses, excluding interest expense and the non-recurring professional fees and other expenses discussed below, as a percentage of our quarterly average total assets was 1.5%. Including the effect of the non-recurring expenses, the ratio for the year ended December 31, 2017 was 1.6%.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the years ended December 31, 2017, 2016 and 2015, the External Investment Manager earned $10.9 million, $9.5 million, and $7.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 and financial position as of December 31, 2017 and 2016, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

       We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"). Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Portfolio Investment Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both December 31, 2017 and 2016, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2017 and 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2017, 2016 and 2015, (i) approximately 2.4%, 3.6%, and 2.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.6%, 1.2%, and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       The Taxable Subsidiaries primarily hold certain portfolio investments for us. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with us for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in our consolidated financial statements.

       The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

       In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. Federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act as of December 31, 2017.

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

       Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $20 million. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

       Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2017, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $6.4 million, $5.1 million, and $4.3 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2017, 2016 and 2015, the total contribution to our net investment income was $9.4 million, $7.9 million, and $6.5 million, respectively.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2017	December 31, 2016
First lien debt	79.0%	76.1%
Equity	15.3%	14.5%
Second lien debt	4.5%	7.7%
Equity warrants	0.7%	1.1%
Other	0.5%	0.6%

	100.0%	100.0%

Fair Value:	December 31, 2017	December 31, 2016
First lien debt	70.5%	68.7%
Equity	24.4%	22.6%
Second lien debt	4.1%	7.2%
Equity warrants	0.6%	0.9%
Other	0.4%	0.6%

	100.0%	100.0%

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

       The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in thousands)
1	$276,401	29.1%	$253,420	28.4%
2	$251,114	26.5%	258,085	28.9%
3	$342,881	36.2%	294,807	33.0%
4	$65,737	6.9%	75,433	8.5%
5	$12,063	1.3%	10,847	1.2%

Total	$948,196	100.0%	$892,592	100.0%

       Based upon our investment rating system, the weighted-average rating of our LMM portfolio was approximately 2.2 and 2.3 as of December 31, 2017 and 2016, respectively.

       As of December 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost. As of December 31, 2016, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the year ended December 31, 2017 and 2016

	Twelve Months Ended December 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$205,741	$178,339	$27,402	15%
Total expenses	(70,370)	(62,537)	(7,833)	13%

Net investment income	135,371	115,802	19,569	17%
Net realized gain from investments	16,182	29,389	(13,207)
Net realized loss from SBIC debentures	(5,217)	—	(5,217)
Net change in net unrealized appreciation (depreciation) from:
Portfolio investments	42,545	(8,305)	50,850
SBIC debentures and marketable securities and idle funds	6,212	786	5,426

Total net change in net unrealized appreciation (depreciation)	48,757	(7,519)	56,276
Income tax benefit (provision)	(24,471)	1,227	(25,698)

Net increase in net assets resulting from operations	$170,622	$138,899	$31,723	23%

	Twelve Months Ended December 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$135,371	$115,802	$19,569	17%
Share-based compensation expense	10,027	8,304	1,723	21%

Distributable net investment income(a)	$145,398	$124,106	$21,292	17%

Net investment income per share — Basic and diluted	$2.39	$2.23	$0.16	7%

Distributable net investment income per share — Basic and diluted(a)	$2.56	$2.39	$0.17	7%

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

  Investment Income

       For the year ended December 31, 2017, total investment income was $205.7 million, a 15% increase over the $178.3 million of total investment income for the corresponding period of 2016. This comparable period increase was principally attributable to (i) a $23.2 million increase in interest income primarily related to higher average levels of portfolio debt investments and increased activities involving existing Investment Portfolio debt investments, (ii) a $2.5 million increase in dividend income from Investment Portfolio equity investments and (iii) a $1.8 million increase in fee income. The $27.4 million increase in total investment income in the year ended December 31, 2017 includes (i) an increase of $6.7 million related to higher accelerated prepayment, repricing and other activity for certain portfolio debt investments when compared to the same period in 2016, (ii) an increase of $2.7 million related to interest income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring during the period when compared to the same period in 2016 and (iii) includes $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring which is consistent with the amount from such dividend income activity in the same period in 2016.

  Expenses

       For the year ended December 31, 2017, total expenses increased to $70.4 million from $62.5 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $2.8 million increase in interest expense, primarily due to (a) an increase of $1.4 million on the Credit Facility due to the higher average interest rate during 2017, (b) a $0.9 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017 and (c) a $0.5 million increase on the SBIC debentures due to the higher average balance as compared to 2016, (ii) a $2.4 million increase in general and administrative expenses, including approximately $0.6 million related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, (iii) a $2.2 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $1.7 million increase in share-based compensation expense, with these increases partially offset by a $1.3 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the years ended December 31, 2017 and 2016, the ratio of our total operating expenses, excluding interest expense and the non-recurring professional fees and other expenses discussed above as a percentage of our quarterly average total assets was 1.5%. Including the effect of the non-recurring expenses, the ratio for the year ended December 31, 2017 was 1.6%.

  Net Investment Income

       Net investment income for the year ended December 31, 2017 was $135.4 million, or a 17% increase, compared to net investment income of $115.8 million for the corresponding period of 2016. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

       For the year ended December 31, 2017, distributable net investment income increased 17% to $145.4 million, or $2.56 per share, compared with $124.1 million, or $2.39 per share in 2016. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2017 reflects an (i) increase of approximately $0.16 per share from the comparable period in 2016 attributable to the net increase in the comparable levels of accelerated prepayment, repricing and other, unusual activity for certain Investment Portfolio debt investments and (ii) a greater number of average shares outstanding compared to the corresponding period in 2016 primarily due to shares issued through the ATM Program (as defined in "— Liquidity and Capital Resources — Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2017 was $170.6 million, or $3.01 per share, compared with $138.9 million, or $2.67 per share, during the year ended December 31, 2016. This $31.7 million increase from the prior year was primarily the result of (i) a $56.3 million improvement in net change in unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), from net unrealized depreciation of $7.5 million for the year ended December 31, 2016 to net unrealized appreciation of $48.8 million for the year ended December 31, 2017, which includes the impact of approximately $15.0 million of unrealized appreciation in the LMM equity portfolio related to the enactment of the Tax Cuts and Jobs Act (see further discussion above in "— Critical Accounting Policies — Income Taxes") and (ii) a $19.6 million increase in net investment income as discussed above, with these increases partially offset by (i) a $25.7 million change in the income tax benefit (provision) from an income tax benefit of $1.2 million for the year ended December 31, 2016 to an income tax provision of $24.5 million for the year ended December 31, 2017, (ii) a $13.2 million decrease in the net realized gain from investments to a total net realized gain from investments of $16.2 million for the year ended December 31, 2017 and (iii) a $5.2 million realized loss on the repayment of SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting. The net realized gain from investments of $16.2 million for the year ended December 31, 2017 was primarily the result of (i) the net realized gain of $11.8 million resulting from gains on the exits of five LMM investments and losses on the exits of four LMM investments, (ii) realized gains of $9.3 million due to activity in our Other Portfolio, (iii) net realized gains of $3.0 million in our Private Loan portfolio resulting from gains on the exits of two Private Loan investments and a loss on the restructure of a Private Loan investment, (iv) realized gains of $2.1 million related to other activity in the LMM portfolio and (v) the net realized loss of $9.8 million in our Middle Market portfolio, which is primarily the result of (a) realized losses of $7.9 million on the exits of two Middle Market investments and (b) the realized loss of $3.5 million on the restructure of a Middle Market investment, with these changes partially offset by $1.5 million of net realized gains on other activity in our Middle Market portfolio. The realized loss of $5.2 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of the majority of the equity interests of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition.

       The following table provides a summary of the total net unrealized appreciation of $48.8 million for the year ended December 31, 2017:

	Twelve Months Ended December 31, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/(income) losses recognized during the current period	$(11.1)	$5.6	$(3.1)	$(8.1)	$(16.7)
Net change in unrealized appreciation (depreciation) relating to portfolio investments	50.6	(9.6)	(3.1)	21.4	59.3

Total net change in unrealized appreciation (depreciation) relating to portfolio investments	$39.5	$(4.0)	$(6.2)	$13.3	$42.6

Unrealized appreciation relating to SBIC debentures(c)					6.2

Total net change in unrealized appreciation					$48.8

(a)
LMM includes unrealized appreciation on 39 LMM portfolio investments and unrealized depreciation on 25 LMM portfolio investments.

(b)
Other includes $11.2 million of unrealized appreciation relating to the External Investment Manager and $10.2 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis and includes $6.0 million of accounting reversals resulting from the reversal of previously recognized unrealized depreciation recorded since the date of acquisition of MSC II on the debentures repaid due to fair value adjustments since such date and $0.2 million of current period unrealized appreciation on the remaining SBIC debentures.

       The income tax provision for the year ended December 31, 2017 of $24.5 million principally consisted of a deferred tax provision of $19.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $5.2 million related to (i) a $1.9 million accrual for excise tax on our estimated undistributed taxable income and (ii) current tax expense of $3.3 million related to accruals for U.S. federal and state income taxes.

  Comparison of the years ended December 31, 2016 and 2015

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

  Investment Income

       For the year ended December 31, 2016, total investment income was $178.3 million, an 8% increase over the $164.6 million of total investment income for the corresponding period of 2015. This comparable period increase was principally attributable to (i) a $7.4 million increase in interest income primarily related to higher average levels of portfolio debt investments and (ii) a $7.9 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $0.7 million decrease in fee income and (ii) a $0.8 million decrease in investment income from Marketable securities and idle funds investments (as defined below). The $13.8 million increase in total investment income in the year ended December 31, 2016 includes an increase of $1.7 million related to dividend income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring during the period when compared to the same period in 2015, partially offset by a decrease of $0.4 million primarily related to lower accelerated prepayment and repricing activity for certain Investment Portfolio debt investments when compared to the same period in 2015.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of approximately $27.0 million, which is the result of approximately $72.9 million of cash provided by our operating activities and approximately $45.9 million of cash used in financing activities.

       During the period, $72.9 million of cash was provided by our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $123.1 million, which is our $145.4 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $17.0 million, payment-in-kind interest income of $4.9 million, cumulative dividends of $3.2 million and the amortization expense for deferred financing costs of $2.8 million, (ii) cash uses totaling $876.7 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2016, and (iii) cash proceeds totaling $826.5 million from (a) $819.4 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments, (b) $4.5 million related to decreases in other assets and (c) $2.6 million related to increases in payables and accruals.

       During the year ended December 31, 2017, $45.9 million in cash was used in financing activities, which principally consisted of (i) $150.9 million in net cash proceeds from the ATM Program (described below), (ii) $185.0 million in cash proceeds from the issuance of 4.50% Notes due 2022 in November 2017 and (iii) $81.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $279.0 million in net repayments on the Credit Facility and (ii) $148.4 million in cash dividends paid to stockholders, (iii) $25.2 million in repayment of SBIC debentures, (iii) $4.4 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $5.9 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

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

  Capital Resources

       As of December 31, 2017, we had $51.5 million in cash and cash equivalents and $521.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2017, our net asset value totaled $1,380.4 million, or $23.53 per share.

       The Credit Facility was amended in September 2017 to increase the total commitments to $585.0 million from a diversified group of fifteen lenders. The Credit Facility matures in September 2021 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.56% as of December 31, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.50% as of December 31, 2017) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2017, we had $64.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.2% and we were in compliance with all financial covenants of the Credit Facility.

       Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions up to a maximum amount of $350.0 million. During the year ended December 31, 2017, we issued $81.0 million of SBIC debentures and opportunistically prepaid $25.2 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $54.2 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount of $350.0 million for affiliated SBIC funds. As of December 31, 2017, through our three wholly owned SBICs, we had $295.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.6%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.8 years as of December 31, 2017.

       In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We may from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 6.125% Notes was $90.7 million.

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

       In November 2014, we issued $175.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

       The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture.

       In November 2017, we issued $185.0 million in aggregate principal amount of the 4.50% Notes (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

       The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture.

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

       In November 2015, we commenced a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2015, we sold 140,568 shares of our common stock at a weighted-average price of $31.98 per share and raised $4.5 million of gross proceeds under the ATM Program. Net proceeds were $4.3 million after commissions to the selling agents on shares sold and offering costs.

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

       During the year ended December 31, 2017, we sold 3,944,972 shares of our common stock at a weighted-average price of $38.72 per share and raised $152.8 million of gross proceeds under the ATM Program. Net proceeds were $150.9 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2017, 1,911,356 shares remained available for sale under the ATM Program.

       We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility, and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

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

       If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2017 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606) — Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue recognition to remain the same.
       In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally in August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended June 30, 2017. Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. As a result of the adoption, the Company reclassified $7.9 million of deferred financing costs assets to a direct deduction from the related debt liability on the consolidated balance sheet as of December 31, 2016. The adoption of this guidance had no impact on net assets, the consolidated statements of operations or the consolidated statements of cash flows.

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

       In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the most significant change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note M — Commitments and Contingences" in the notes to the consolidated financial statements.

       In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company elected to early adopt this standard during the three months ended March 31, 2016. See further discussion of the impact of the adoption of this standard in "Note B.8. — Summary of Significant Accounting Policies — Share-based Compensation" in the notes to consolidated financial statements.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2017, we had a total of $118.7 million in outstanding commitments comprised of (i) 36 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2017, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
SBIC debentures	$—	$20,000	$55,000	$40,000	$5,000	$175,800	$295,800
Interest due on SBIC debentures	10,678	10,907	9,717	7,164	6,152	18,669	63,287
6.125% Notes	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	5,553	5,553	5,553	5,553	5,553	1,386	29,151
4.50% Notes due 2019	—	175,000	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	7,875	7,875	—	—	—	—	15,750
4.50% Notes due 2022	—	—	—	—	185,000	—	185,000
Interest due on 4.50% Notes due 2022	8,533	8,325	8,325	8,325	8,325	—	41,833
Operating Lease Obligation(1)	346	749	763	777	791	4,239	7,665

Total	$32,985	$228,409	$79,358	$61,819	$210,821	$290,749	$904,141

(1)
The interest due on the $21.0 million of SBIC debentures drawn in 2017 does not have a final rate that has been fixed by the SBA as of December 31, 2017. In March 2018, the final rate for these SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years. For this $21.0 million of the SBIC debentures, the table above assumes a ten year fixed rate from March 2018 to maturity based on the most recent fixed rate charged by the SBA. The rates and related future interest payments for these debentures will be adjusted once the final rate is determined.

(2)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

       As of December 31, 2017, we had $64.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources."

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2017, we had a receivable of approximately $2.9 million due from the External Investment Manager which included approximately $2.0 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "— Critical Accounting

Policies — Income Taxes") and approximately $0.9 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2017, $4.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.5 million was deferred into phantom Main Street stock units, representing 74,487 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of December 31, 2017 represented 89,040 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

Recent Developments

       During January 2018, we made a new portfolio investment to facilitate the minority recapitalization of Brewer Crane, LLC ("Brewer"), a leading Southern California full-service crane rental service provider. We, along with a co-investor, partnered with Brewer's founder and Chief Executive Officer to facilitate the transaction, with us funding $14.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Lakeside, California, and founded in 1997, Brewer provides crane rental services to San Diego County and the surrounding Southern California area, offering mobile cranes, tower cranes, skilled operators, construction hoists, hauling, rigging, storage, service and repairs, and miscellaneous equipment rental.

       In February 2018, we fully exited our debt and equity investments in SoftTouch Medical Holdings, LLC ("SoftTouch"), a leading provider of home medical equipment and services, serving pediatric patients across the states of Georgia and Alabama. SoftTouch provides a broad array of medical equipment and services to chronically ill youth through its diverse product offerings, including respiratory therapy, enteral feeding, phototherapy, ventilators, amongst others. We realized a gain of approximately $5.2 million on the exit of our equity investment in SoftTouch.

       In February 2018, we made a new portfolio investment to facilitate the management led buyout of DMS Holdco, LLC. ("DMS"), a leading provider of omni-channel direct marketing services. We, along with a co-investor, partnered with the DMS' management team to facilitate the transaction, with us funding $27.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Portland, Oregon, and founded in 1982, DMS develops and executes end-to-end, omni-channel direct marketing services including strategy, creative design, direct mail production/fulfillment, and digital marketing to various end markets including the FinTech, banking, telecom and technology industries.

       During February 2018, we declared regular monthly dividends of $0.190 per share for each of April, May and June 2018. These regular monthly dividends equal a total of $0.570 per share for the second quarter of 2018. The second quarter 2018 regular monthly dividends represent a 2.7% increase from the dividends declared for the second quarter of 2017. Including the dividends declared for the second quarter of 2018, we will have paid $22.530 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2017, approximately 72% of our debt investment portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019, 4.50% Notes due 2022 and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2017, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2017.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(5,679)	$320	$(5,359)	$(0.09)
(25)	(2,870)	160	(2,710)	(0.05)
25	2,877	(160)	2,717	0.05
50	5,753	(320)	5,433	0.09
100	11,565	(640)	10,925	0.19
200	23,205	(1,280)	21,925	0.37
300	34,844	(1,920)	32,924	0.56
400	46,483	(2,560)	43,923	0.75

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on the financial statements

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, schedules and financial highlights (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for opinion

       These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

       We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2017 and 2016, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2007.
Houston, Texas
February 23, 2018

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on internal control over financial reporting

       We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company, as of and for the year ended December 31, 2017 and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion

       The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

       We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 23, 2018

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Portfolio investments at fair value:
Control investments (cost: $530,034 and $439,674 as of December 31, 2017 and 2016, respectively)	$750,706	$594,282
Affiliate investments (cost: $367,317 and $394,699 as of December 31, 2017 and 2016, respectively)	338,854	375,948
Non-Control/Non-Affiliate investments (cost: $1,107,447 and $1,037,510 as of December 31, 2017 and 2016, respectively)	1,081,745	1,026,676

Total investments (cost: $2,004,798 and $1,871,883 as of December 31, 2017 and 2016, respectively)	2,171,305	1,996,906
Cash and cash equivalents	51,528	24,480
Interest receivable and other assets	36,343	35,133
Receivable for securities sold	2,382	1,990
Deferred financing costs (net of accumulated amortization of $5,600 and $4,598 as of December 31, 2017 and 2016, respectively)	3,837	4,718
Deferred tax asset, net	—	9,125

Total assets	$2,265,395	$2,072,352

LIABILITIES
Credit facility	$64,000	$343,000
SBIC debentures (par: $295,800 and $240,000 as of December 31, 2017 and 2016, respectively)	288,483	235,686
4.50% Notes due 2022 (par: $185,000 and $0 as of December 31, 2017 and 2016, respectively)	182,015	—
4.50% Notes due 2019 (par: $175,000 as of both December 31, 2017 and 2016)	173,616	172,893
6.125% Notes (par: $90,655 as of both December 31, 2017 and 2016)	89,057	88,752
Accounts payable and other liabilities	20,168	14,205
Payable for securities purchased	40,716	2,184
Interest payable	5,273	4,103
Dividend payable	11,146	10,048
Deferred tax liability, net	10,553	—

Total liabilities	885,027	870,871
Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 58,660,680 and 54,312,444 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	586	543
Additional paid-in capital	1,310,780	1,143,883
Accumulated net investment income, net of cumulative dividends of $662,563 and $521,297 as of December 31, 2017 and 2016, respectively	7,921	19,033
Accumulated net realized gain from investments (accumulated net realized gain from investments of $64,576 before cumulative dividends of $124,690 as of December 31, 2017 and accumulated net realized gain from investments of $48,394 before cumulative dividends of $107,281 as of December 31, 2016)	(60,114)	(58,887)
Net unrealized appreciation, net of income taxes	121,195	96,909

Total net assets	1,380,368	1,201,481

Total liabilities and net assets	$2,265,395	$2,072,352

NET ASSET VALUE PER SHARE	$23.53	$22.10

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2017	2016	2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$62,762	$52,221	$49,832
Affiliate investments	37,509	37,702	27,200
Non-Control/Non-Affiliate investments	105,470	88,242	86,571

Interest, fee and dividend income	205,741	178,165	163,603
Interest, fee and dividend income from marketable securities and idle funds investments	—	174	986

Total investment income	205,741	178,339	164,589
EXPENSES:
Interest	(36,479)	(33,630)	(32,115)
Compensation	(18,560)	(16,408)	(14,852)
General and administrative	(11,674)	(9,284)	(8,621)
Share-based compensation	(10,027)	(8,304)	(6,262)
Expenses allocated to the External Investment Manager	6,370	5,089	4,335

Total expenses	(70,370)	(62,537)	(57,515)

NET INVESTMENT INCOME	135,371	115,802	107,074
NET REALIZED GAIN (LOSS):
Control investments	259	32,220	(582)
Affiliate investments	8,044	25,167	5,827
Non-Control/Non-Affiliate investments	7,879	(26,317)	(25,147)
Marketable securities and idle funds investments	—	(1,681)	(1,414)
SBIC debentures	(5,217)	—	—

Total net realized gain (loss)	10,965	29,389	(21,316)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Portfolio investments	42,545	(8,305)	11,048
Marketable securities and idle funds investments	—	1,729	(177)
SBIC debentures	6,212	(943)	(879)

Total net change in unrealized appreciation (depreciation)	48,757	(7,519)	9,992

INCOME TAXES:
Federal and state income, excise and other taxes	(5,206)	(2,089)	(2,964)
Deferred taxes	(19,265)	3,316	11,651

Income tax benefit (provision)	(24,471)	1,227	8,687

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$170,622	$138,899	$104,437

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.39	$2.23	$2.18

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$3.01	$2.67	$2.13

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$2.235	$2.175	$2.100
Supplemental dividends	0.550	0.550	$0.550

Total dividends	$2.785	$2.725	$2.650

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	56,691,913	52,025,002	49,071,492

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2014	45,079,150	$451	$853,606	$23,665	$(20,456)	$82,716	$939,982
Public offering of common stock, net of offering costs	4,510,568	46	132,003	—	—	—	132,049
Share-based compensation	—	—	6,262	—	—	—	6,262
Purchase of vested stock for employee payroll tax withholding	(54,840)	(1)	(1,739)	—	—	—	(1,740)
Dividend reinvestment	636,079	6	19,348	—	—	—	19,354
Amortization of directors' deferred compensation	—	—	423	—	—	—	423
Issuance of restricted stock, net of forfeited shares	242,787	2	(2)	—	—	—	—
Other	—	—	1,566	—	—	—	1,566
Dividends to stockholders	—	—	—	(123,558)	(7,881)	—	(131,439)
Net increase (decrease) resulting from operations	—	—	—	107,074	(21,316)	18,679	104,437

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894

Balances at December 31, 2015	50,413,744	$504	$1,011,467	$7,181	$(49,653)	$101,395	$1,070,894
Public offering of common stock, net of offering costs	3,324,646	33	112,006	—	—	—	112,039
Share-based compensation	—	—	8,304	—	—	—	8,304
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	—	—	(2,593)
Dividend reinvestment	434,631	4	14,073	—	—	—	14,077
Amortization of directors' deferred compensation	—	—	628	—	—	—	628
Issuance of restricted stock, net of forfeited shares	262,586	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(103,950)	(38,623)	—	(142,573)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	—	—	1,806	1,806
Net increase (decrease) resulting from operations	—	—	—	115,802	29,389	(6,292)	138,899

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	3,947,165	40	150,946	—	—	—	150,986
Share-based compensation	—	—	10,027	—	—	—	10,027
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,350)	—	—	—	(4,351)
Investment through issuance of unregistered shares	11,464	—	442	—	—	—	442
Dividend reinvestment	234,513	2	9,154	—	—	—	9,156
Amortization of directors' deferred compensation	—	—	680	—	—	—	680
Issuance of restricted stock, net of forfeited shares	226,052	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(141,266)	(17,409)	—	(158,675)
Net increase (decrease) resulting from operations	—	—	—	130,154	16,182	24,286	170,622

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$7,921	$(60,114)	$121,195	$1,380,368

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$170,622	$138,899	$104,437
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(876,744)	(641,197)	(838,441)
Proceeds from sales and repayments of debt investments in portfolio companies	737,297	409,542	570,454
Proceeds from sales and return of capital of equity investments in portfolio companies	82,128	76,731	34,780
Investments in marketable securities and idle funds investments	—	(523)	(5,767)
Proceeds from sales and repayments of marketable securities and idle funds investments	—	4,316	9,529
Net change in net unrealized (appreciation) depreciation	(48,757)	7,519	(9,992)
Net realized (gain) loss	(10,965)	(29,389)	21,316
Accretion of unearned income	(17,008)	(10,211)	(8,940)
Payment-in-kind interest	(4,884)	(6,497)	(3,624)
Cumulative dividends	(3,226)	(2,200)	(1,607)
Share-based compensation expense	10,027	8,304	6,262
Amortization of deferred financing costs	2,784	2,582	2,553
Deferred tax (benefit) provision	19,265	(3,316)	(11,651)
Changes in other assets and liabilities:
Interest receivable and other assets	2,080	(2,564)	(3,220)
Interest payable	1,170	144	(889)
Accounts payable and other liabilities	6,643	2,541	1,639
Deferred fees and other	2,470	2,589	1,769

Net cash provided by (used in) operating activities	72,902	(42,730)	(131,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	150,986	112,039	132,049
Proceeds from public offering of 4.50% Notes due 2022	185,000	—	—
Dividends paid	(148,421)	(127,522)	(110,673)
Proceeds from issuance of SBIC debentures	81,000	15,000	—
Repayments of SBIC debentures	(25,200)	—	—
Proceeds from credit facility	448,000	390,000	534,000
Repayments on credit facility	(727,000)	(338,000)	(461,000)
Payment of deferred loan costs and SBIC debenture fees	(5,868)	(1,962)	(1,260)
Purchases of vested stock for employee payroll tax withholding	(4,351)	(2,593)	(1,740)
Other	—	(83)	(85)

Net cash provided by (used in) financing activities	(45,854)	46,879	91,291

Net increase in cash and cash equivalents	27,048	4,149	(40,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,480	20,331	60,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,528	$24,480	$20,331

Supplemental cash flow disclosures:
Interest paid	$32,411	$30,756	$30,450
Taxes paid	$2,398	$1,495	$2,687
Non-cash financing activities:
Shares issued pursuant to the DRIP	$9,156	$14,077	$19,354

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity — July 22, 2020)(19)	$23,828	$23,828	$17,150
		Preferred Member Units (8,248,500 units)		8,142	—
		Member Units (45 units)		1	—

				31,971	17,150

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	1,800	1,795	1,795
		Member Units (1,500 units)		1,500	1,530

				3,295	3,325

ATS Workholding, LLC(10)	Manufacturer of Machine Cutting Tools and Accessories
		5% Secured Debt (Maturity — November 16, 2021)	3,726	3,249	3,249
		Preferred Member Units (3,725,862 units)		3,726	3,726

				6,975	6,975

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)(17)	11,596	11,596	11,596
		Common Stock (57,508 shares)		6,350	9,370

				17,946	20,966

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	4,900

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	89,560

Charps, LLC	Pipeline Maintenance and Construction
		12% Secured Debt (Maturity — February 3, 2022)	18,400	18,225	18,225
		Preferred Member Units (1,600 units)		400	650

				18,625	18,875

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity — December 20, 2021)(9)	13,280	13,168	13,280
		Member Units (717 units)(8)		7,280	9,500
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity — December 20, 2036)	1,183	1,171	1,183
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

				21,829	24,243

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,440	2,392

Copper Trail Energy Fund I, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 30.1%)		2,500	2,500

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity — May 30, 2018)	1,575	1,575	1,575
		5.25% Current / 5.25% PIK Secured Debt (Maturity — May 30, 2019)(19)	12,349	12,311	11,110
		Class A Preferred Member Units		1,181	730
		Class B Preferred Member Units (6,453 units)		6,030	—

				21,097	13,415

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity — June 24, 2021)(9)	23,400	23,213	23,400
		Member Units (8,619 units)(8)		14,844	23,370

				38,057	46,770

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity — March 31, 2020)(9)	5,483	5,443	5,443
		Member Units (1,200 units)		1,200	1,940

				6,643	7,383

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity — December 19, 2019)(9)	11,603	11,550	11,603
		Member Units (5,879 units)(8)		13,065	21,970

				24,615	33,573

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units (438 units)(8)		2,980	10,060

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity — September 30, 2020)(9)	80	80	80
		12.5% Secured Debt (Maturity — April 29, 2021)	12,800	12,703	12,703
		Member Units (3,681 units)		3,681	4,840

				16,464	17,623

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,206	9,400

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		536	536

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	3,580

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,918	9,918
		Preferred Member Units (3,200 units)		3,942	3,940

				13,860	13,858

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,000

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		11.5% Secured Debt (Maturity — November 15, 2020)	15,250	15,116	15,250
		Preferred Member Units (5,607 units)(8)		5,952	11,660

				21,068	26,910

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity — November 14, 2019)(9)	3,955	3,917	3,955
		Member Units (627 units)(8)		811	5,100

				4,728	9,055

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity — September 28, 2020)	375	372	375
		12.5% Secured Debt (Maturity — September 28, 2020)	5,900	5,867	5,900
		Member Units (325 units)(8)		783	4,420

				7,022	10,695

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity — July 1, 2022)	9,942	9,890	9,942
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	6,790
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — March 31, 2027)	432	428	432
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	520

				16,616	18,084

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity — December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

Market Force Information, LLC	Provider of Customer Experience Management Services
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity — July 28, 2022)(9)	23,360	23,143	23,143
		Member Units (657,113 units)		14,700	14,700

				37,843	37,843

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		13% Secured Debt (Maturity — August 31, 2020)	12,600	12,526	12,526
		Preferred Member Units (4,000 shares)		6,000	6,000

				18,526	18,526

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — January 15, 2020)	1,398	1,390	1,390
		12% Secured Debt (Maturity — January 15, 2020)	3,900	3,863	3,863
		Member Units (5,714 units)		2,405	1,575
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)	791	791	791
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

				9,239	8,909

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	41,768

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity — August 15, 2019)	7,768	7,696	7,696
		Common Stock (5,873 shares)		2,720	6,820

				10,416	14,516

NAPCO Precast, LLC	Precast Concrete Manufacturing
		LIBOR Plus 8.50%, Current Coupon 9.98%, Secured Debt (Maturity — May 31, 2019)	11,475	11,439	11,475
		Member Units (2,955 units)(8)		2,975	11,670

				14,414	23,145

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity — January 15, 2018)(9)	400	400	400
		14% Secured Debt (Maturity — January 15, 2018)	3,865	3,865	3,865
		Warrants (251,723 equivalent units; Expiration — September 8, 2021; Strike price — $0.01 per unit)		252	500
		Member Units (1,454,167 units)		765	2,500

				5,282	7,265

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity — March 20, 2023)	6,376	6,376	6,376
		Member Units (65,208 units)(8)		3,717	3,250

				10,093	9,626

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity — January 31, 2022)	20,600	20,420	20,420
		Preferred Member Units (406 units)		10,200	10,200

				30,620	30,620

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	14,110

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	10,310

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.34%, Secured Debt (Maturity — November 15, 2021)(9)	16,100	15,972	16,100
		Common Stock (1,962 shares)(8)		2,150	12,440

				18,122	28,540

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	Noise Abatement Service Provider
		13% Secured Debt (Maturity — April 30, 2020)	7,477	7,347	7,477
		Preferred Member Units (19,631 units)		4,600	11,490
		Warrants (1,018 equivalent units; Expiration — January 31, 2021; Strike price — $0.01 per unit)		1,200	650

				13,147	19,617

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Zero Coupon Secured Debt (Maturity — June 8, 2020)	7,341	7,341	6,950
		Member Units (1,000 units)		2,868	4,938

				10,209	11,888

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	707	707
		Member Units (1,150 units)		1,150	4,610
		Member Units (RA Properties, LLC) (1,500 units)		369	2,559

				2,226	7,876

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity — October 31, 2019)(9)	7,140	7,110	7,140
		Member Units (4,450 units)(8)		4,930	10,089

				12,040	17,229

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 2, 2018)	2,924	2,923	2,410
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration — July 1, 2024; Strike price — $0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,389

				8,819	4,799

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	348	348	348
		Member Units (1,867 units)(8)		3,579	3,880

				3,927	4,228

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2018)	2,814	2,797	2,797
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,503	5,797

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity — October 1, 2019)	1,000	996	996
		12% Secured Debt (Maturity — October 1, 2019)	300	300	300
		14% Secured Debt (Maturity — October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration — September 29, 2018; Strike price — $0.01 per unit)		600	—
		Preferred Member Units (10,072 units)		2,834	3,220

				7,480	7,266

Subtotal Control Investments (34.6% of total investments at fair value)				$530,034	$750,706

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration — November 7, 2024; Strike price — $0.01 per unit)		$259	$860
		Member Units (186 units)(8)		1,200	3,590

				1,459	4,450

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity — August 31, 2020)	8,715	8,572	8,715
		Options (2 equivalent units)		397	920
		Warrant (1 equivalent unit; Expiration — August 31, 2025; Strike price — $1.00 per unit)		473	520

				9,442	10,155

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity — April 8, 2021)(9)	800	778	778
		15% Secured Debt (Maturity — April 8, 2021)	4,000	3,876	3,876
		Member Units (800,000 units)		800	500

				5,454	5,154

Boccella Precast Products LLC	Manufacturer of Precast Hollow Core Concrete
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity — June 30, 2022)(9)	16,400	16,230	16,400
		Member Units (2,160,000 units)		2,160	3,440

				18,390	19,840

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,080	3,930

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — July 25, 2021)	7,500	5,884	5,884
		Warrants (63 equivalent shares; Expiration — July 25, 2026; Strike price — $0.01 per share)		2,132	3,520
		13% Secured Debt (Mercury Service Group, LLC) (Maturity — July 25, 2021)	1,000	992	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				10,008	11,404

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity — June 30, 2020)(9)	20,304	20,193	20,193
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,177	4,172

				24,370	24,365

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	4,083	4,060	4,083
		Member Units (65,356 units)(8)		654	3,230

				4,714	7,313

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity — July 4, 2021)	4,500	4,468	4,500
		Class A Units (1,500,000 units)(8)		1,500	2,650

				5,968	7,150

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,515
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,632

				23,599	20,147

Dos Rios Partners (12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	7,165
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		1,904	1,889

				7,900	9,054

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	1,790

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		1,103	1,055

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,614
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,506

				14,532	14,120

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10.5% Secured Debt (Maturity — January 1, 2019)	12,483	12,483	11,532
		Warrants (29,032 equivalent units; Expiration — February 9, 2022; Strike price — $0.01 per unit)		400	—

				12,883	11,532

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity — August 13, 2019)	10,708	10,632	10,632
		Preferred Stock (404,998 shares)		1,140	—
		Common Stock (212,033 shares)		2,983	—

				14,755	10,632

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (HPEP 3, L.P.) (Fully diluted 9.9%)		943	943

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		11% Secured Debt (Maturity — December 2, 2021)	14,300	14,175	14,300
		Preferred Member Units (226 units)(8)		2,850	3,800
		Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	200

				17,175	18,300

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		8% Unsecured Convertible Debt (Maturity — May 1, 2022)	3,000	3,000	3,200
		Member Units (315,756 units)		2,179	6,140

				5,179	9,340

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,841

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	2,000

Meisler Operating LLC	Provider of Short-term Trailer and Container Rental
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity — June 7, 2022)(9)	16,800	16,633	16,633
		Member Units (Milton Meisler Holdings LLC) (31,976 units)		3,200	3,390

				19,833	20,023

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — June 30, 2021)(19)	5,094	5,094	5,094
		10% PIK Unsecured Debt (Maturity — June 30, 2021)(19)	48	48	48
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration — April 18, 2021; Strike price — $0.01 per share)		1,919	—

				9,042	5,142
OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity — March 31, 2019)	12,650	12,593	12,593
		Preferred Stock (1,740,000 shares)		1,740	2,610
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	890

				18,260	16,093
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity — January 8, 2018) (14) (15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 13, 2018)	12,783	12,722	12,722
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		3,027	3,027

				15,749	15,749

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.20%, Secured Debt (Maturity — January 13, 2019)(9)	8,535	8,529	8,535
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.20% / 1.00% PIK, Current Coupon Plus PIK 10.20%, Secured Debt (Maturity — January 13, 2019)(9)(19)	137	137	137
		15% PIK Unsecured Debt (Maturity — July 13, 2019)(19)	865	865	865
		Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		2,858	2,850
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,361	7,320
		Common Stock (1,075,992 shares)		—	2,490

				19,750	22,197

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	830
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	1,910

				4,717	2,740
Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity — December 29, 2020)(9)	11,766	11,685	11,685
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				13,285	13,285

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity — January 26, 2020)	16,734	15,200	15,200
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration — January 26, 2025; Strike price — $0.01 per unit)		2,576	2,080

				31,776	31,280

Subtotal Affiliate Investments (15.6% of total investments at fair value)				$367,317	$338,854

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	Substance Abuse Treatment Service Provider
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity — June 30, 2023)(9)	$11,751	$11,475	$11,810

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity — November 3, 2020)(9)	10,341	10,116	10,147

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity — December 31, 2022)(9)	13,014	12,767	12,833

Aethon United BR LP(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity — September 8, 2023)(9)	3,438	3,388	3,388

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity — November 2, 2020)	11,061	10,848	11,130

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity — July 19, 2021)(9)	13,846	13,781	13,955

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity — March 31, 2022)(9)	7,031	6,947	6,996

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity — December 8, 2021)(9)	10,582	9,934	10,443
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity — June 6, 2022)(9)	3,714	3,589	3,507

				13,523	13,950

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity — June 4, 2020)(9)	2,254	2,211	2,248
		Member Units (440,620 units)		4,928	3,745

				7,139	5,993

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity — October 30, 2022)(9)	2,400	2,400	2,400
		16% Secured Debt (Maturity — October 30, 2022)	14,416	14,347	14,347

				16,747	16,747

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity — November 13, 2019)(9)	15,391	15,294	15,391

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity — June 22, 2021)(9)	7,364	7,215	7,346

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33% / 1.00% PIK, Current Coupon Plus PIK 8.33%, Secured Debt (Maturity — June 11, 2021)(9)(19)	9,567	9,454	9,507

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		13.75% Secured Debt (Maturity — January 30, 2020)	5,627	5,598	5,627
		Common Stock (553 shares)		400	1,010

				5,998	6,637

BigName Commerce, LLC(10)	Provider of Envelopes and Complimentary Stationery Products
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity — May 11, 2022)(9)	2,488	2,461	2,461

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity — March 9, 2022)(9)	15,325	15,060	15,192
		Member Units (1,050,000 units)		1,050	1,000

				16,110	16,192

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity — November 6, 2020)(9)	12,127	11,955	8,540

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.75%, Secured Debt (Maturity — July 22, 2019)(9)	6,733	6,705	6,573

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,328
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		1,000	1,063

				13,000	11,391

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity — September 1, 2023)	3,000	2,987	3,180

Cadence Aerospace LLC(10)	Aerostructure Manufacturing
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity — November 14, 2023)(9)	15,000	14,853	14,853

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity — March 25, 2021)(14)	6,705	5,645	1,871

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity — August 23, 2022)(9)	12,902	12,862	12,677

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity — December 5, 2021)(9)	5,365	5,303	5,365

Central Security Group, Inc.(11)	Security Alarm Monitoring Service Provider
		LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity — October 6, 2021)(9)	7,481	7,462	7,518

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity — August 1, 2019)	19,130	17,126	13,582

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity — May 22, 2019)(9)	19,041	16,473	7,807

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	2,924	2,924	85

Clickbooth.com, LLC(10)	Provider of Digital Advertising Performance Marketing Solutions
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity — December 5, 2022)(9)	3,000	2,941	2,941

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity — June 30, 2023)(9)	7,125	7,090	7,090
		Member Units (28,000 units)		3,723	3,723

				10,813	10,813

CTVSH, PLLC(10)	Emergency Care and Specialty Service Animal Hospital
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity — August 3, 2022)(9)	11,850	11,739	11,739

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.5% Current / 1% PIK Secured Debt (Maturity - June 22, 2023)(19)	7,229	7,229	7,229
		Warrants (915,734 equivalent units; Expiration — December 23, 2023; Strike price — $1.50 per unit)		474	10

				7,703	7,239

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity — February 12, 2021)(9)	9,313	9,266	9,337

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)(8)		—	8,610

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,906	2,202
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,227	1,549
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,305	3,720
		LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		6,277	6,225
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,138	6,116
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		3,458	3,828

				26,311	23,640

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity — April 28, 2022)(9)	6,999	6,878	6,244

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity — February 7, 2020)(9)	10,411	10,397	10,398

Felix Investments Holdings II(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity — August 9, 2022)(9)	3,333	3,267	3,267

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity — April 3, 2020)(9)	13,076	12,616	12,128

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.48%, Secured Debt (Maturity — October 29, 2021)(9)	6,807	6,733	6,833
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity — April 29, 2022)(9)	3,915	3,769	3,793

				10,502	10,626

GoWireless Holdings, Inc.(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity — December 22, 2024)(9)	18,000	17,820	17,865

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity — August 15, 2019)(9)	1,215	1,208	1,215
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.58%, Secured Debt (Maturity — August 15, 2019)(9)	11,407	11,356	11,407

				12,564	12,622

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity — October 28, 2019)(9)	7,219	7,187	7,219

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity — January 31, 2018)(9)	4,750	4,748	3,541
		13.75% Secured Debt (Maturity — July 31, 2018)	2,055	2,040	226

				6,788	3,767

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		PRIME Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity — April 5, 2018)(9)	7,578	7,500	7,500
		PRIME Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity — July 10, 2020)(9)	15,619	15,120	11,813

				22,620	19,313

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity — April 15, 2019)	16,625	16,009	15,378

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity — July 20, 2022)(9)	12,137	12,022	12,137

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity — January 28, 2021)(9)	8,460	7,986	7,783

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity — December 13, 2019)(9)	20,150	19,796	19,621
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity — December 13, 2018)(9)	12,406	11,575	11,692

				31,371	31,313

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity — August 5, 2019)(9)	20,224	19,851	19,997

Hydrofarm Holdings LLC(10)	Wholesaler of Horticultural Products
		LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity — May 12, 2022)	6,708	6,588	6,699

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity — May 1, 2019)(9)	11,005	10,764	10,977

Implus Footcare, LLC(10)	Provider of Footwear and Related Accessories
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity — April 30, 2021)(9)	19,372	19,115	19,243

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — December 18, 2022)(9)	1,176	1,171	1,182

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity — December 17, 2022)(19)	4,553	4,478	4,553
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

				5,378	5,363

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity — November 30, 2020)	6,249	5,994	5,687

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity — April 11, 2023)(9)	11,970	11,861	12,090

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity — April 1, 2021)(9)	990	983	986

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,920

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Jacent Strategic Merchandising, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.01%, Secured Debt (Maturity — September 16, 2020)(9)	11,110	11,054	11,110

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity — May 26, 2021)(9)	4,390	4,379	4,390

Jacuzzi Brands LLC(11)	Manufacturer of Bath and Spa Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity — June 28, 2023)(9)	3,950	3,876	3,980

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48% Secured Debt (Maturity — May 9, 2020)(9)	13,387	13,299	12,472

Keypoint Government Solutions, Inc.(10)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity — April 18, 2024)(9)	12,031	11,921	12,031

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, PIK Secured Debt (Maturity — August 7, 2020)(9)(19)	2,418	2,418	2,394
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	976

				2,771	3,370

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,234

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity — August 9, 2024)(9)	10,135	9,921	9,921

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		Member Units (2.5 units)		125	57
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		108	92

				233	149

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

LSF9 Atlantis Holdings, LLC(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity — May 1, 2023)(9)	2,963	2,931	2,978

Lulu's Fashion Lounge, LLC(10)	Fast Fashion E-Commerce Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity — August 28, 2022)(9)	13,381	12,993	13,531

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity — September 9, 2020)(9)	17,331	17,249	17,331

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		Warrants (1,437,409 equivalent shares; Expiration — May 20, 2025; Strike price — $0.01 per share)		280	1,170

NBG Acquisition Inc(11)	Wholesaler of Home Décor Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity — April 26, 2024)(9)	4,402	4,336	4,452

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity — July 14, 2022)(9)	17,715	17,342	17,864

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity — March 2, 2022)	11,958	11,854	11,854

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity — November 27, 2020)(9)	7,745	6,913	7,256

Novetta Solutions, LLC(11)	Provider of Advanced Analytics Solutions for Defense Agencies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity — October 17, 2022)(9)	14,636	14,189	14,239

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity — June 7, 2022)(9)	6,186	6,126	6,155

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)(14)	5,071	5,071	1,198

P.F. Chang's China Bistro, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.51%, Secured Debt (Maturity — September 1, 2022)(9)	4,988	4,846	4,715

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity — December 31, 2021)(9)	4,500	4,471	4,477

Parq Holdings Limited Partnership(11)(13)(21)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity — December 17, 2020)(9)	7,481	7,399	7,528

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity — October 15, 2021)(19)	306	306	306
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	980
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	140

				1,105	1,426

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity — August 1, 2020)	3,129	3,129	1,971

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration — July 7, 2020; Strike price — $0.75 per share)		69	—
		Common Stock (163,658 shares)		273	11

				342	11

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity — December 22, 2021)(9)	6,869	6,748	6,869

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity — January 28, 2020)(9)	12,830	11,332	12,253

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.86%, Secured Debt (Maturity — November 30, 2021)(9)	8,553	8,553	8,553

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.13%, Secured Debt (Maturity — August 7, 2021)(9)	14,272	14,114	14,165

Research Now Group, Inc. and Survey Sampling International, LLC(11)	Provider of Outsourced Online Surveying
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.13%, Secured Debt (Maturity — December 20, 2024)(9)	13,500	12,826	12,826

Resolute Industrial, LLC(10)	HVAC Equipment Rental and Remanufacturing
		LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity — July 26, 2022)(9)(25)	17,088	16,770	16,770
		Member Units (601 units)		750	750

				17,520	17,520

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		1% Current / 9% PIK Secured Debt (Maturity — December 21, 2024)(19)	721	407	407

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration — October 20, 2025; Strike price — $14.28 per unit)		425	—
		Member Units (2,779 units)		46	20

				471	20

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity — June 9, 2021)(9)	10,081	9,870	9,778

SiTV, LLC(11)	Cable Networks Operator
		10.375% Secured Debt (Maturity — July 1, 2019)	10,429	7,006	7,040

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

SMART Modular Technologies, Inc.(10)(13)	Provider of Specialty Memory Solutions
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity — August 9, 2022)(9)	14,625	14,351	14,552

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity — April 30, 2020)(9)	13,234	13,170	13,341

Staples Canada ULC(10)(13)(21)	Office Supplies Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity — September 12, 2023)(9)(22)	20,000	19,617	18,891

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — November 30, 2022)(9)	9,500	9,250	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity — May 30, 2019)(9)	2,500	2,479	2,513

				11,729	12,156

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — March 17, 2020)(9)	7,687	7,637	7,687

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity — August 22, 2020)(9)	9,161	8,933	8,608

Tectonic Holdings, LLC	Financial Services Organization
		Member Units (200,000 units)(8)		2,000	2,320

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	158

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity — April 12, 2024)(9)	7,750	7,602	7,808

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

TGP Holdings III LLC(11)	Outdoor Cooking & Accessories
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity — September 25, 2024)(9)	6,898	6,820	6,969
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity — September 25, 2025)(9)	5,000	4,927	5,075

				11,747	12,044

The Container Store, Inc.(11)	Operator of Stores Offering Storage and Organizational Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity — August 15, 2021)(9)	9,938	9,660	9,652

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity — October 31, 2022)(9)(26)	17,653	17,516	17,741

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity — October 30, 2020)(9)	4,875	4,610	2,901

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity — May 17, 2022)(9)(25)	8,436	8,364	8,605

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity — November 3, 2021)(9)	8,170	8,031	8,170

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity — October 21, 2022)(9)	6,114	6,011	6,023

U.S. TelePacific Corp.(11)	Provider of Communications and Managed Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity — May 2, 2023)(9)	20,703	20,507	19,862

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity — April 16, 2020)(9)	13,465	13,366	13,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2017
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity — March 1, 2023)(9)	7,700	7,666	7,777

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity — February 16, 2022)(9)	3,319	3,048	3,102
		Warrants (70,207 equivalent shares; Expiration — February 17, 2027; Strike price — $0.01 per share)		331	499

				3,379	3,601

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity — July 21, 2022)(9)(23)	9,930	9,857	9,930

Wireless Vision Holdings, LLC(10)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity — September 29, 2022)(9)(24)	12,932	12,654	12,654

Wirepath LLC(11)	E-Commerce Provider into Connected Home Market
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity — August 5, 2024)(9)	4,988	4,964	5,055

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration — June 15, 2022; Strike price — $0.001 per share)		1,071	1,189

				1,225	1,449

Subtotal Non-Control/Non-Affiliate Investments (49.8% of total investments at fair value)				$1,107,447	$1,081,745

Total Portfolio Investments, December 31, 2017				$2,004,798	$2,171,305

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

December 31, 2017
(dollars in thousands)

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2017. As noted in this schedule, 67% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.02%.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company entered into a forward foreign currency contract with Cadence Bank to lend $24.2 million Canadian Dollars and receive $20.0 million U.S. Dollars with a settlement date of September 12, 2018. The unrealized appreciation on the forward foreign currency contract is $0.7 million as of December 31, 2017. This unrealized appreciation is offset by the foreign currency translation depreciation on the investment.

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

(24)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(25)
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

(26)
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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity — July 22, 2020)(19)	$22,664	$22,664	$19,700
		Preferred Member Units (6,581,250 units)		6,475	240
		Member Units (45 units)		1	—

				29,140	19,940

Ameritech College Operations, LLC	For-Profit Nursing and Healthcare College
		10% Secured Debt (Maturity — November 30, 2019)	514	514	514
		13% Secured Debt (Maturity — November 30, 2019)	489	489	489
		13% Secured Debt (Maturity — January 31, 2020)	3,025	3,025	3,025
		Preferred Member Units (294 units)		2,291	2,291

				6,319	6,319

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity — July 31, 2018)	2,100	2,084	2,100
		Member Units (1,500 units)(8)		1,500	2,680

				3,584	4,780

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity — December 28, 2017)	11,596	11,556	11,596
		Common Stock (57,508 shares)		6,350	6,660

				17,906	18,256

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	6,040

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	55,480

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — December 20, 2018)(9)	400	396	396
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — December 20, 2021)(9)	14,080	13,941	13,941
		Member Units (717 units)		7,280	7,280
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity — December 20, 2036)	1,202	1,190	1,190
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	210

				23,017	23,017

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CMS Minerals Investments	Oil & Gas Exploration & Production
		Preferred Member Units (CMS Minerals LLC) (458 units)(8)		2,104	3,682
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,829	3,381

				5,933	7,063

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity — May 30, 2017)	900	900	900
		5.25% Current / 5.25% PIK Secured Debt (Maturity — May 30, 2019)(19)	11,713	11,651	11,049
		Class A Preferred Member Units		1,181	1,368
		Class B Preferred Member Units (6,453 units)		6,030	1,529

				19,762	14,846

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity — June 24, 2021)(9)	24,080	23,846	23,846
		Member Units (8,619 units)		14,844	18,920

				38,690	42,766

Garreco, LLC	Manufacturer and Supplier of Dental Products
		14% Secured Debt (Maturity — January 12, 2018)	5,250	5,219	5,219
		Member Units (1,200 units)		1,200	1,150

				6,419	6,369

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — December 19, 2019)(9)	13,274	13,188	13,274
		Member Units (5,879 units)(8)		13,065	20,310

				26,253	33,584

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		9% PIK Secured Debt (Ashland Capital IX, LLC) (Maturity — June 30, 2017)(19)	777	777	777
		Member Units (438 units)(8)		2,980	8,770

				3,757	9,547

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity — April 29, 2021)	10,000	9,911	9,911
		Member Units (3,124 units)		3,124	3,124

				13,035	13,035

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)(8)		718	3,120

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Hawthorne Customs and Dispatch Services, LLC	Facilitator of Import Logistics, Brokerage, and Warehousing
		Member Units (500 units)		589	280
		Member Units (Wallisville Real Estate, LLC) (588,210 units)(8)		1,215	2,040

				1,804	2,320

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity July 2, 2020)(9)	10,576	10,500	10,500
		Preferred Member Units (3,200 units)(8)		3,942	3,940

				14,442	14,440

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,640

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		12.5% Secured Debt (Maturity — November 15, 2018)	10,950	10,904	10,950
		Member Units (5,400 units)(8)		5,606	7,040

				16,510	17,990

Indianapolis Aviation Partners, LLC	Fixed Base Operator
		15% Secured Debt (Maturity — January 15, 2017)	3,100	3,100	3,100
		Warrants (1,046 equivalent units; Expiration — September 15, 2019; Strike price — $0.01 per unit)		1,129	2,649

				4,229	5,749

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity — November 14, 2019)(9)	4,055	3,996	4,055
		Member Units (627 units)(8)		811	4,460

				4,807	8,515

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity — May 31, 2018)	7,657	7,657	7,657
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	5,990
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — December 31, 2041)	1,170	1,170	1,170
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	1,340

				15,125	16,557

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Lighting Unlimited, LLC	Commercial and Residential Lighting Products and Design Services
		8% Secured Debt (Maturity — August 22, 2017)	1,514	1,514	1,514
		Preferred Equity (non-voting)		434	410
		Warrants (71 equivalent units; Expiration — June 14, 2021; Strike price — $0.01 per unit)		54	—
		Member Units (700 units)		100	—

				2,102	1,924

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity — December 28, 2017)(14)	9,967	9,914	9,387
		Preferred Member Units (3,810 units)		5,352	—

				15,266	9,387

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity — August 31, 2020)	13,300	13,197	13,197
		Preferred Member Units (4,000 shares)		6,000	6,000

				19,197	19,197

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity — December 18, 2017)	1,750	1,750	1,750
		12% Secured Debt (Maturity — December 18, 2017)	3,900	3,900	3,900
		Member Units (3,554 units)		1,810	2,480
		9.5% Secured Debt (Mid — Columbia Real Estate, LLC) (Maturity — May 13, 2025)	836	836	836
		Member Units (Mid — Columbia Real Estate, LLC) (250 units)(8)		250	600

				8,546	9,566

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	30,617

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity — August 15, 2019)	9,176	9,053	9,176
		Common Stock (5,873 shares)		2,720	5,780

				11,773	14,956

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Prime Plus 2.00% (Floor 7.00%), Current Coupon 9.00%, Secured Debt (Maturity — February 1, 2019)(9)	2,713	2,693	2,713
		18% Secured Debt (Maturity — February 1, 2019)	3,952	3,922	3,952
		Member Units (2,955 units)(8)		2,975	10,920

				9,590	17,585

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity — September 8, 2017)(9)	200	200	200
		14% Secured Debt (Maturity — September 8, 2017)	4,261	4,228	4,261
		Warrants (251,723 equivalent units; Expiration — September 8, 2021; Strike price — $0.01 per unit)		252	680
		Member Units (1,454,167 units)		765	2,462

				5,445	7,603

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		6% Current / 6% PIK Secured Debt (Maturity — December 22, 2016)(17)(19)	13,915	13,915	13,915
		Warrants (14,331 equivalent units; Expiration — December 22, 2022; Strike price — $0.01 per unit)		817	130
		Member Units (50,877 units)		2,900	410

				17,632	14,455

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	13,080

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	8,620

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 7.93%, Secured Debt (Maturity — November 15, 2021)(9)	18,000	17,826	17,826
		Common Stock (1,962 shares)(8)		2,150	11,780

				19,976	29,606

Principle Environmental, LLC	Noise Abatement Service Provider
		12% Secured Debt (Maturity — April 30, 2017)	4,060	4,060	4,060
		12% Current / 2% PIK Secured Debt (Maturity — April 30, 2017)(19)	3,378	3,378	3,378
		Preferred Member Units (19,631 units)		4,663	5,370
		Warrants (1,036 equivalent units; Expiration — January 31, 2021; Strike price — $0.01 per unit)		1,200	270

				13,301	13,078

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		8% PIK Secured Debt (Maturity — June 8, 2020)(19)	7,068	7,068	7,068
		Member Units (1,000 units)		1,118	3,188

				8,186	10,256

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity — June 30, 2018)	750	627	627
		Member Units (1,150 units)(8)		1,150	4,600
		Member Units (RA Properties, LLC) (1,500 units)		369	2,510

				2,146	7,737

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — October 31, 2019)(9)	7,140	7,096	7,140
		Member Units (4,450 units)(8)		4,930	9,170

				12,026	16,310

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity — October 2, 2018)	2,924	2,922	2,922
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration — July 1, 2024; Strike price — $0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,300

				8,818	5,222

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity — January 1, 2019)	872	872	872
		Member Units (2,011 units)(8)		3,843	4,640

				4,715	5,512

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity — December 23, 2018)	2,814	2,814	2,814
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,520	5,814

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity — October 1, 2019)	1,000	994	994
		12% Secured Debt (Maturity — October 1, 2019)	300	300	300
		14% Secured Debt (Maturity — October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration — September 29, 2018; Strike price — $0.01 per unit)		600	240
		Preferred Member Units (10,072 units)		2,834	4,100

				7,478	8,384

Subtotal Control Investments (29.8% of total investments at fair value)				$439,674	$594,282

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration — November 7, 2024; Strike price — $0.01 per unit)		$259	$670
		Member Units (186 units)(8)		1,200	2,750

				1,459	3,420

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity — August 31, 2020)	5,958	5,860	5,827
		Options (2 equivalent units)		397	490
		Warrant (1 equivalent unit; Expiration — August 31, 2025; Strike price — $1.00 per unit)		473	280

				6,730	6,597

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — April 8, 2021)(9)	800	797	797
		15% Current Secured Debt (Maturity — April 8, 2021)	4,027	3,991	3,991
		Member Units (800,000 units)		800	800

				5,588	5,588

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,426	2,800

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity — July 25, 2021)	7,500	5,610	5,610
		Warrants (63 equivalent shares; Expiration — April 18, 2022; Strike price — $0.01 per share)		2,132	3,370
		13% Secured Debt (Mercury Service Group, LLC) (Maturity — July 25, 2021)	1,000	991	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				9,733	10,980

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — June 30, 2020)(9)	22,671	22,504	22,671
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		3,937	4,660

				26,441	27,331

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity — October 10, 2019)	3,683	3,660	3,683
		Member Units (65,356 units)(8)		654	2,480

				4,314	6,163

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity — March 25, 2021)	14,400	13,202	13,202
		Warrants (1,600 equivalent units; Expiration — March 24, 2026; Strike price — $0.01 per unit)		1,200	1,200

				14,402	14,402

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity — July 4, 2021)	4,500	4,461	4,500
		Class A Units (1,500,000 units)(8)		1,500	3,240

				5,961	7,740

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,840

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,518
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		15,754	16,181

				21,484	17,699

Daseke, Inc.	Specialty Transportation Provider
		12% Current / 2.5% PIK Secured Debt (Maturity — July 31, 2018)(19)	21,799	21,632	21,799
		Common Stock (19,467 shares)		5,213	24,063

				26,845	45,862

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	4,925
		LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		1,904	1,444

				7,900	6,369

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Units (2,000,000 units)(8)		2,000	2,070

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	860

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

East West Copolymer & Rubber, LLC	Manufacturer of Synthetic Rubbers
		12% Current / 2% PIK Secured Debt (Maturity — October 17, 2019)(19)	9,699	9,591	8,630
		Warrants (2,510,790 equivalent units; Expiration — October 15, 2024; Strike price — $0.01 per unit)		50	—

				9,641	8,630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt fund-A, L.P.) (Fully diluted 11.1%)(8)		2,804	2,804

EIG Traverse Co-Investment, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 22.2%)(8)		9,805	9,905

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,620
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		4,763	4,763

				10,737	10,383

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10% Current Secured Debt (Maturity — January 1, 2019)	13,046	13,046	11,079
		Warrants (29,025 equivalent units; Expiration — February 9, 2022; Strike price — $0.01 per unit)		400	—

				13,446	11,079

Glowpoint, Inc.	Provider of Cloud Managed Video Collaboration Services
		12% Secured Debt (Maturity — October 18, 2018)	9,000	8,949	3,997
		Common Stock (7,711,517 shares)(24)		3,958	2,080

				12,907	6,077

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		9% Current / 4% PIK Secured Debt (Maturity — August 13, 2019)(19)	10,708	10,594	10,594
		Preferred Stock (404,998 shares)		1,140	1,140
		Common Stock (212,033 shares)		2,983	80

				14,717	11,814

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10% Secured Debt (Maturity — December 2, 2021)	10,000	9,901	9,901
		Preferred Member Units (226 units)(8)		2,850	2,850
		Preferred Member Units (HRS Services, ULC) (226 units)		150	150

				12,901	12,901

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		Member Units (265,756 units)		1,429	4,000

I-45 SLF LLC(12)(13)	Investment Partnership
		Member units (Fully diluted 20.0%; 24.4% profits interest)(8)		14,200	14,586

Indianhead Pipeline Services, LLC	Provider of Pipeline Support Services
		12% Secured Debt (Maturity — February 6, 2017)	5,100	5,079	5,079
		Preferred Member Units (33,819 units; 8% cumulative)(8)(19)		2,339	2,677
		Warrants (31,928 equivalent units; Expiration — August 6, 2022; Strike price — $0.001 per unit)		459	—
		Member Units (14,732 units)		1	—

				7,878	7,756

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity — September 28, 2017)	1,250	1,250	1,250
		12.5% Secured Debt (Maturity — September 28, 2017)	5,900	5,889	5,889
		Member Units (250 units)		341	2,780

				7,480	9,919

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	1,380

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity — December 31, 2015)(17)(19)	4,519	4,519	4,519
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration — April 18, 2021; Strike price — $0.01 per share)		1,919	—

				8,419	4,519

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		10% Unsecured Debt (Maturity — April 8, 2018)	473	473	473
		Common Stock (20,766,317 shares)		1,371	1,600

				1,844	2,073

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity — March 31, 2019)	13,000	12,898	13,000
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,379	5,370

				16,277	18,370

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity — January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity — November 13, 2018)	13,511	13,385	13,385
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		2,738	2,738

				16,123	16,123

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — January 13, 2019)(9)	5,021	5,010	5,021
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — January 13, 2019)(9)	824	824	824
		15% PIK Unsecured Debt (Maturity — July 13, 2019)(19)	745	745	745
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		5,814	6,410
		Common Stock (705,054 shares)		—	3,010

				12,393	16,010

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	720
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	610

				4,717	1,330

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity — December 29, 2020)(9)	12,956	12,844	12,844
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				14,444	14,444

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity — January 26, 2020)	17,500	15,298	15,298
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration — January 26, 2025; Strike price — $0.01 per unit)		2,576	2,576

				31,874	31,874

Subtotal Affiliate Investments (18.8% of total investments at fair value)				$394,699	$375,948

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 30, 2022)(9)	2,400	2,400	2,400
		13% Secured Debt (Maturity — October 30, 2022)	14,416	14,337	14,337

				16,737	16,737

Applied Products, Inc.(10)	Adhesives Distributor
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 30, 2019)(9)	3,527	3,499	3,518

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — November 13, 2019)(9)	13,947	13,796	13,947

Artel, LLC(11)	Provider of Secure Satellite Network and IT Solutions
		LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity — November 27, 2017)(9)	7,050	6,920	6,592

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — June 22, 2021)(9)	9,500	9,322	9,476

ATS Workholding, Inc.(10)	Manufacturer of Machine Cutting Tools and Accessories
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — March 10, 2019)(9)	6,173	6,146	5,924

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 11, 2021)(9)	11,790	11,604	11,584

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		13.75% Secured Debt (Maturity — January 30, 2020)	5,627	5,588	5,627
		Common Stock (553 shares)		400	820

				5,988	6,447

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Compuware Corporation(11)	Provider of Software and Supporting Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — December 15, 2019)(9)	8,345	8,187	8,398

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — June 30, 2023)(9)	8,500	8,416	8,416
		Member Units (20,000 units)		2,000	2,000

				10,416	10,416

ContextMedia Health, LLC(11)	Provider of Healthcare Media Content
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 23, 2021)(9)	8,000	7,201	7,320

Covenant Surgical Partners, Inc.(11)	Ambulatory Surgical Centers
		8.75% Secured Debt (Maturity — August 1, 2019)	800	800	772

CRGT Inc.(11)	Provider of Custom Software Development
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 19, 2020)(9)	6,366	6,286	6,382

CST Industries Inc.(11)	Storage Tank Manufacturer
		LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity — May 22, 2017)(9)	9,102	9,084	9,102

Darr Equipment LP(10)	Heavy Equipment Dealer
		12% Current / 2% PIK Secured Debt (Maturity — April 15, 2020)(19)	21,130	20,697	20,748
		Warrants (915,734 equivalent units; Expiration — April 15, 2024; Strike price — $1.50 per unit)		474	10

				21,171	20,758

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — February 12, 2021)(9)	15,184	15,086	15,317

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Digital Room LLC(11)	Pure-Play e-Commerce Print Business
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — November 21, 2022)(9)	7,625	7,475	7,549

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)		1,335	10,410

ECP-PF Holdings Group, Inc.(10)	Fitness Club Operator
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — November 26, 2019)(9)	5,625	5,589	5,625

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,877	1,955
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,200	1,225
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		3,957	3,680
		LP Interests (Encap Energy Capital Fund X, L.P.)(Fully diluted 0.1%)		3,039	3,039
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.)(Fully diluted 0.8%)(8)		9,116	10,452
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.)(Fully diluted 0.2%)(8)		2,513	2,461

				24,702	22,812

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity — April 28, 2022)(9)	7,000	6,857	5,274

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products and Solutions
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — April 3, 2020)(9)	12,483	12,082	10,174

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — January 28, 2021)(9)	8,546	7,963	7,963

Horizon Global Corporation(11)(13)	Auto Parts Manufacturer
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — June 30, 2021)(9)	9,375	9,249	9,551

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — December 13, 2019)(9)	10,577	10,515	10,028

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — August 5, 2019)(9)	9,606	9,120	8,933

Hygea Holdings, Corp.(10)	Provider of Physician Services
		LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity — February 24, 2019)	7,875	7,381	7,615
		Warrants (5,990,452 equivalent shares; Expiration — February 24, 2023; Strike price — $0.01 per share)		369	1,530

				7,750	9,145

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — May 1, 2019)(9)	9,918	9,467	9,621

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 19, 2019)(9)	6,750	6,455	6,809

Industrial Container Services, LLC(10)	Steel Drum Reconditioner
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity — December 31, 2018)(9)	8,949	8,932	8,949

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity — December 17, 2022)(19)	4,519	4,433	4,433
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	900

				5,333	5,333

Infinity Acquisition Finance Corp.(11)	Application Software for Capital Markets
		7.25% Unsecured Debt (Maturity — August 1, 2022)	5,700	5,366	4,802

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity — November 30, 2020)	6,249	5,924	5,687

Intertain Group Limited(11)(13)(21)	Business-to-Consumer Online Gaming Operator
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — April 8, 2022)(9)	4,426	4,364	4,465

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity — May 8, 2017)(9)	14,918	14,907	14,395

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — April 1, 2021)(9)	9,812	9,671	9,413

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,790

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25% / 2.50% PIK, Current Coupon Plus PIK 7.75%, Secured Debt (Maturity — May 26, 2021)(9)(19)	4,445	4,429	4,445

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — May 9, 2020)(9)	14,655	14,560	13,776

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

JSS Holdings, Inc.(11)	Aircraft Maintenance Program Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — August 31, 2021)(9)	12,829	12,562	12,765

Kendra Scott, LLC(11)	Jewelry Retail Stores
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — July 17, 2020)(9)	5,578	5,536	5,550

Keypoint Government Solutions, Inc.(11)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — November 13, 2017)(9)	5,459	5,443	5,431

LaMi Products, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — September 16, 2020)(9)	10,735	10,658	10,735

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, PIK Secured Debt (Maturity — August 7, 2020)(9)(19)	2,260	2,260	2,209
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	1,193

				2,613	3,402

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	3,627

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity — June 24, 2021)(9)(22)	8,593	8,457	8,593

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		9% Unsecured Debt (Maturity — June 30, 2020)	188	188	188
		Member Units (2.5 units)		125	125
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		160	160

				473	473

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — September 9, 2020)(9)	14,403	14,326	14,403

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		10% Current / 2% PIK Secured Debt (Maturity — September 19, 2019)(19)	15,700	15,404	15,404
		Warrants (1,437,409 equivalent shares; Expiration — May 20, 2025; Strike price — $0.01 per share)		280	470

				15,684	15,874

Mood Media Corporation(11)(13)	Provider of Electronic Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — May 1, 2019)(9)	14,805	14,645	14,312

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 4, 2020)(9)	14,888	14,632	14,813

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity — November 27, 2020)(9)	3,865	3,235	3,375

North Atlantic Trading Company, Inc.(11)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity — January 13, 2020)(9)	9,396	9,343	9,337

Novitex Intermediate, LLC(11)	Provider of Document Management Services
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity — July 7, 2020)(9)	9,335	9,175	8,985

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — June 7, 2022)(9)	4,144	4,085	4,128

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity — November 15, 2026)(14)	5,071	5,071	2,088

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Pardus Oil and Gas, LLC(11)	Oil & Gas Exploration & Production
		13% PIK Secured Debt (Maturity — November 12, 2021)(19)	1,869	1,869	1,869
		5% PIK Secured Debt (Maturity — May 13, 2022)(19)	992	992	562
		Member Units (2,472 units)		2,472	970

				5,333	3,401

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity — December 31, 2021)(9)	2,000	1,969	1,960

Parq Holdings Limited Partnership(11)(13)(21)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — December 17, 2020)(9)	7,500	7,394	7,388

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity — October 15, 2021)(19)	198	198	198
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	799
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

				997	997

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity — August 1, 2020)	3,447	3,447	3,326

Pet Holdings ULC(11)(13)(21)	Retailer of Pet Products and Supplies to Consumers
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — July 5, 2022)(9)	2,494	2,470	2,503

Pike Corporation(11)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 22, 2022)(9)	14,000	13,720	14,082

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration — July 7, 2020; Strike price — $0.75 per share)		69	—
		Common Stock (163,658 shares)		273	63

				342	63

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity — August 13, 2021)(9)	3,910	3,826	880

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration — October 20, 2025; Strike price — $14.28 per unit)		425	300
		Member Units (2,779 units)		46	44

				471	344

SAExploration, Inc.(10)(13)(21)	Geophysical Services Provider
		Common Stock (50 shares)		65	3

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	2,000

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 9, 2021)(9)	10,812	10,538	10,352

School Specialty, Inc.(11)	Distributor of Education Supplies and Furniture
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — June 11, 2019)(9)	5,712	5,632	5,784

Sigma Electric Manufacturing Corporation(10)(13)	Manufacturer and Distributor of Electrical Fittings and Parts
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — October 13, 2021)(9)	12,500	12,200	12,200

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity — April 30, 2020)(9)	13,371	13,283	13,271

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — November 30, 2022)(9)	10,000	9,666	9,864

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity — March 17, 2020)(9)	5,629	5,588	5,624

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity — August 22, 2020)(9)	4,714	4,659	4,136

Targus International, LLC(11)	Distributor of Protective Cases for Mobile Devices
		15% PIK Secured Debt (Maturity — December 31, 2019)(19)	1,140	1,140	1,140
		Common Stock (Targus Cayman HoldCo Limited) (249,614 shares)(13)		2,555	2,260

				3,695	3,400

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	728

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity — December 10, 2018)(9)	7,622	7,613	7,546
		LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity — June 10, 2019)(9)	10,500	10,442	10,290

				18,055	17,836

The Topps Company, Inc.(11)	Trading Cards & Confectionary
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity — October 2, 2020)(9)	2,218	2,208	2,226

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — October 31, 2022)(9)(23)	12,500	12,376	12,438

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity — October 30, 2020)(9)	4,913	4,567	3,635

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Travel Leaders Group, LLC(11)	Travel Agency Network Provider
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — December 7, 2020)(9)	10,994	10,936	10,975

Truck Bodies and Equipment International, Inc.(10)	Manufacturer of Dump Truck Bodies and Dump Trailers
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — March 31, 2021)(9)	15,750	15,602	15,602

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — November 3, 2021)(9)	6,459	6,334	6,334

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — October 21, 2022)(9)	8,462	8,295	8,419

UniRush, LLC	Provider of Prepaid Debit Card Solutions
		12% Secured Debt (Maturity — February 1, 2019)	12,000	10,981	12,000
		Warrants (444,725 equivalent units; Expiration — February 2, 2026; Strike price — $10.27 per unit)		1,250	1,250

				12,231	13,250

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity — April 16, 2020)(9)	11,514	11,435	11,456

U.S. TelePacific Corp.(10)	Provider of Communications and Managed Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — February 24, 2021)(9)	7,500	7,377	7,377

VCVH Holding Corp. (Verisk)(11)	Healthcare Technology Services Focused on Revenue Maximization
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity — June 1, 2024)(9)	1,500	1,464	1,488

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2016
(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(18)

Virtex Enterprises, LP(10)	Specialty, Full-Service Provider of Complex Electronic Manufacturing Services
		12% Secured Debt (Maturity — December 27, 2018)	1,667	1,559	1,559
		Preferred Class A Units (14 units; 5% cumulative)(8)		333	612
		Warrants (11 equivalent units; Expiration — December 27, 2023; Strike price — $0.001 per unit)		186	220

				2,078	2,391

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity — May 23, 2021)(9)	10,058	9,968	10,058

Western Dental Services, Inc.(11)	Dental Care Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — November 1, 2018)(9)	4,904	4,902	4,885

Wilton Brands LLC(11)	Specialty Housewares Retailer
		LIBOR Plus 7.25% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity — August 30, 2018)(9)	1,153	1,147	1,093

Worley Claims Services, LLC(10)	Insurance Adjustment Management and Services Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity — October 31, 2020)(9)	6,386	6,342	6,386

YP Holdings LLC(11)	Online and Offline Advertising Operator
		LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity — June 4, 2018)(9)	11,428	10,969	11,398

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2016
(dollars in thousands) — (Continued)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)	Principal(4)	Cost(4)	Fair Value(8)

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration — June 15, 2022; Strike price — $0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (51.4% of total investments at fair value)				$1,037,510	$1,026,676

Total Portfolio Investments, December 31, 2016				$1,871,883	$1,996,906

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

(22)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2016
(dollars in thousands) — (Continued)

  other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

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

(24)
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

       MSCC was formebd in March 2007 to operate as an internally managed business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP ("MSMF"), Main Street Capital II, LP ("MSC II") and Main Street Capital III, LP ("MSC III" and, collectively with MSMF and MSC II, the "Funds"), and each of their general partners. The Funds are each licensed as a Small Business Investment Company ("SBIC") by the United States Small Business Administration ("SBA"). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

2.    Basis of Presentation

       Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB")

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 and financial position as of December 31, 2017 and 2016, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

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

       Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants, or other uncertainties surrounding Main Street's ability to realize the full NAV of its interests in the investment fund.

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 53 LMM portfolio companies for the year ended December 31, 2017, representing approximately 91% of the total LMM portfolio at fair value as of December 31, 2017, and on a total of 62 LMM portfolio companies for the year ended December 31, 2016, representing approximately 93% of the total LMM portfolio at fair value as of December 31, 2016. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2017 and 2016, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, which represented one LMM portfolio company as of December 31, 2016, or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2017 and 2016 was 97% and 98% of the total LMM portfolio at fair value as of December 31, 2017 and 2016, respectively.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 95% and 94% of the Middle Market portfolio investments as of December 31, 2017 and 2016, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 26 Private Loan portfolio companies for the year ended December 31, 2017, representing approximately 57% of the total Private Loan portfolio at fair value as of December 31, 2017, and on a total of 26 Private Loan portfolio companies for the year ended December 31, 2016, representing approximately 68% of the total Private Loan portfolio at fair value as of December 31, 2016. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of December 31, 2017 and 2016, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2017 and 2016 was 94% and 97% of the total Private Loan portfolio at fair value as of December 31, 2017 and 2016, respectively.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.8% and 5.0% of Main Street's Investment Portfolio at fair value as of December 31, 2017 and 2016, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of its investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2017 and 2016 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

       At December 31, 2017, cash balances totaling $47.9 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost. As of December 31, 2016, Main Street's total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.0% of its cost.

       Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2017, 2016 and 2015, (i) approximately 2.4%, 3.6% and 2.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.6%, 1.2% and 1.0%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$161,934	$138,689	$131,333
Dividend income	34,704	32,182	24,266
Fee income	9,103	7,294	8,004

Total interest, fee and dividend income	$205,741	$178,165	$163,603

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.    Equity Offering Costs

       The Company's equity offering costs are charged against the proceeds from equity offerings when the proceeds are received.

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

       To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2017, 2016 and 2015, approximately 3.6%, 3.1% and 2.6%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

       The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street's consolidated financial statements.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

       In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act as of December 31, 2017.

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

       As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired as part of the acquisition accounting related to the MSC II Acquisition and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Change in Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

13.  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606) — Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. Main Street expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, Main Street expects timing of its revenue recognition to remain the same.

       In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally in August 2015, the FASB issued

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Main Street adopted the guidance for debt arrangements that are not line-of-credit arrangements as of June 30, 2017. Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. As a result of the adoption, Main Street reclassified $7.9 million of deferred financing costs assets to a direct deduction from the related debt liability on the consolidated balance sheet as of December 31, 2016. The adoption of this guidance had no impact on net assets, the consolidated statements of operations or the consolidated statements of cash flows.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by private companies. As a result, as of December 31, 2017, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2017. As of December 31, 2016, all of Main Street's LMM portfolio investments except for the equity investment in one portfolio company consisted of illiquid securities issued by private companies. The investment which was the exception was in a company with publicly traded equity. As a result, the fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. The fair value determination for the publicly traded equity security consisted of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2016, except for the one publicly traded equity security which was categorized as Level 2.

       As of December 31, 2017 and 2016, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2017 and 2016.

       As of December 31, 2017 and 2016, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2017 and 2016.

       As of December 31, 2017 and 2016, Main Street's Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of December 31, 2017 and 2016.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2017 and 2016:

Type of Investment	Fair Value as of December 31, 2017 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$653,008	Discounted cash flow	WACC	11.1% - 23.2%	13.7%	14.0%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.3x - 8.5x(2)	7.3x	6.0x
Debt investments	$858,816	Discounted cash flow	Risk adjusted discount factor	6.7% - 16.1%(2)	11.2%	11.0%
			Expected principal recovery percentage	2.9% - 100.0%	99.8%	100.0%
Debt investments	$659,481	Market approach	Third-party quote	11.0 - 106.0

Total Level 3 investments	$2,171,305

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 4.3% - 30.0%.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2017 and 2016 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2016	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2017
Debt	$1,427,823	$—	$(753,240)	$848,014	$25,146	$(19,664)	$(9,782)	$1,518,297
Equity	549,453	—	(44,773)	74,227	(25,596)	77,583	10,599	641,493
Equity Warrant	17,550	—	(4,697)	331	(549)	(303)	(817)	11,515

	$1,994,826	$—	$(802,710)	$922,572	$(999)	$57,616	$—	$2,171,305

(1)
Includes the impact of non-cash conversions.

Type of Investment	Fair Value as of December 31, 2015	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2016
Debt	$1,265,544	$—	$(431,871)	$555,490	$44,515	$1,295	$(7,150)	$1,427,823
Equity	519,966	—	(15,799)	86,037	(60,544)	12,643	7,150	549,453
Equity Warrant	10,646	—	(1,011)	5,928	1,011	976	—	17,550

	$1,796,156	$—	$(448,681)	$647,455	$(15,018)	$14,914	$—	$1,994,826

(1)
Includes the impact of non-cash conversions.

       As of December 31, 2017 and 2016, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2017 and 2016 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$48,608	Discounted cash flow	Estimated market interest rates	4.9% - 5.5%	5.1%

Type of Instrument	Fair Value as of December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$74,803	Discounted cash flow	Estimated market interest rates	3.4% - 5.3%	4.2%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2017 and 2016 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(6,212)	$48,608

Type of Instrument	Fair Value as of December 31, 2015	Repayments	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2016
SBIC debentures at fair value	$73,860	$—	$—	$943	$74,803

       At December 31, 2017 and 2016, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$948,196	$—	$—	$948,196
Middle Market portfolio investments	609,256	—	—	609,256
Private Loan portfolio investments	467,475	—	—	467,475
Other Portfolio investments	104,610	—	—	104,610
External Investment Manager	41,768	—	—	41,768

Total portfolio investments	2,171,305	—	—	2,171,305
Marketable securities and idle funds investments	—	—	—	—

Total investments	$2,171,305	$—	$—	$2,171,305

SBIC debentures at fair value	$48,608	$—	$—	$48,608

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

       Main Street's Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in Main Street's LMM portfolio. Main Street's Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $20 million. Main Street's Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the years ended December 31, 2017, 2016 and 2015 are net of expenses allocated to the External Investment Manager of $6.4 million, $5.1 million and $4.3 million, respectively.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2017, 2016 and 2015, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	62	54
Fair value	$948.2	$609.3	$467.5
Cost	$776.5	$629.7	$489.2
% of portfolio at cost — debt	67.1%	97.3%	93.6%
% of portfolio at cost — equity	32.9%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.1%	90.5%	94.5%
Weighted-average annual effective yield(b)	12.0%	9.0%	9.2%
Average EBITDA(c)	$4.4	$78.3	$39.6

(a)
At December 31, 2017, Main Street had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 39%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2017, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including six LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2016, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

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

       As of December 31, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, Main Street had Other Portfolio investments in ten companies, collectively totaling approximately $100.3 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 5.0% of Main Street's Investment Portfolio at fair value.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of Main Street's Investment Portfolio at fair value. As of December 31, 2016, there was no cost basis in this investment and the investment had a fair value of approximately $30.6 million, which comprised approximately 1.5% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market portfolio investments and Private Loan portfolio investments, as of December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2017	December 31, 2016
First lien debt	79.0%	76.1%
Equity	15.3%	14.5%
Second lien debt	4.5%	7.7%
Equity warrants	0.7%	1.1%
Other	0.5%	0.6%

	100.0%	100.0%

Fair Value:	December 31, 2017	December 31, 2016
First lien debt	70.5%	68.7%
Equity	24.4%	22.6%
Second lien debt	4.1%	7.2%
Equity warrants	0.6%	0.9%
Other	0.4%	0.6%

	100.0%	100.0%

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2017	December 31, 2016
Southwest	26.1%	29.7%
Midwest	22.3%	23.0%
West	20.7%	16.1%
Northeast	15.2%	14.8%
Southeast	12.8%	13.1%
Canada	1.9%	1.7%
Other Non-United States	1.0%	1.6%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2017	December 31, 2016
Southwest	26.8%	31.0%
West	23.7%	18.3%
Midwest	20.3%	21.2%
Northeast	14.6%	13.9%
Southeast	11.9%	12.7%
Canada	1.8%	1.4%
Other Non-United States	0.9%	1.5%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2017 and 2016 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2017	December 31, 2016
Energy Equipment & Services	6.9%	7.5%
Construction & Engineering	6.4%	5.3%
Hotels, Restaurants & Leisure	6.2%	6.5%
Specialty Retail	5.3%	4.4%
Machinery	5.2%	5.6%
Commercial Services & Supplies	4.5%	5.0%
Media	4.4%	5.7%
Diversified Telecommunication Services	4.1%	3.3%
IT Services	3.9%	3.9%
Professional Services	3.7%	1.4%
Electronic Equipment, Instruments & Components	3.4%	4.5%
Internet Software & Services	3.4%	3.6%
Aerospace & Defense	3.3%	0.9%
Leisure Equipment & Products	3.0%	0.9%
Health Care Providers & Services	2.9%	3.0%
Computers & Peripherals	2.8%	2.2%
Software	2.5%	2.6%
Communications Equipment	2.3%	2.3%
Health Care Equipment & Supplies	2.0%	2.3%
Distributors	1.9%	1.1%
Food Products	1.9%	2.6%
Building Products	1.9%	2.1%
Auto Components	1.9%	3.0%
Construction Materials	1.7%	0.7%
Diversified Consumer Services	1.6%	2.8%
Diversified Financial Services	1.6%	2.3%
Oil, Gas & Consumable Fuels	1.6%	1.2%
Internet & Catalog Retail	1.3%	0.7%
Road & Rail	1.0%	1.5%
Real Estate Management & Development	1.0%	0.7%
Air Freight & Logistics	0.9%	1.0%
Consumer Finance	0.7%	1.5%
Other(1)	4.8%	7.9%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2017	December 31, 2016
Machinery	6.4%	6.7%
Construction & Engineering	6.3%	5.6%
Energy Equipment & Services	6.2%	5.8%
Hotels, Restaurants & Leisure	5.9%	6.5%
Diversified Consumer Services	5.9%	5.5%
Specialty Retail	5.3%	4.6%
Commercial Services & Supplies	4.1%	5.0%
IT Services	4.0%	3.7%
Media	3.8%	5.2%
Professional Services	3.5%	1.3%
Diversified Telecommunication Services	3.4%	2.5%
Internet Software & Services	3.2%	3.5%
Aerospace & Defense	3.1%	0.8%
Computers & Peripherals	3.0%	2.3%
Leisure Equipment & Products	2.9%	0.9%
Electronic Equipment, Instruments & Components	2.8%	3.9%
Health Care Providers & Services	2.8%	2.9%
Software	2.5%	2.6%
Communications Equipment	2.2%	2.3%
Health Care Equipment & Supplies	2.1%	2.4%
Construction Materials	1.9%	1.0%
Distributors	1.8%	1.1%
Food Products	1.8%	2.4%
Building Products	1.8%	1.9%
Diversified Financial Services	1.6%	2.3%
Auto Components	1.6%	2.9%
Oil, Gas & Consumable Fuels	1.5%	1.1%
Real Estate Management & Development	1.1%	0.7%
Internet & Catalog Retail	1.1%	0.6%
Air Freight & Logistics	1.0%	1.1%
Road & Rail	1.0%	2.5%
Consumer Finance	0.6%	1.3%
Other(1)	3.8%	7.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2017 and 2016, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

       As of December 31, 2017 and 2016, Main Street had no single investment that represented greater than 10% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the years ended December 31, 2017 and 2016, Main Street determined that its income from one of its Control Investments individually generated more than 10% of its total income, primarily due to the unrealized appreciation that was recognized on the investment. As such, CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was considered a significant subsidiary at the 10% level as of December 31, 2017 and 2016. Additionally, after performing the income test for the year ended December 31, 2015, excluding investments which were fully exited after December 31, 2015, CBT Nuggets, LLC and the wholly owned External Investment Manager were each considered significant subsidiaries at the 10% income level (see further discussion and summarized financial information of the External Investment Manager in Note D).

       The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of December 31,
	2017	2016
	(dollars in thousands)
Balance Sheet Data
Current Assets	$14,585	$7,288
Noncurrent Assets	11,769	13,609
Current Liabilities	17,570	17,871
Noncurrent Liabilities	—	—

	Twelve Months Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Summary of Operations
Total Revenue	$40,802	$38,779	$33,924
Gross Profit	35,837	33,661	29,352
Income from Operations	9,018	13,117	12,099
Net Income	18,379	12,819	12,343

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

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the incentive fees otherwise earned. During the years ended December 31, 2017, 2016 and 2015, the External Investment Manager earned $10.9 million, $9.5 million and $7.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

       The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statements of operations in "Net Change in Unrealized Appreciation (Depreciation) — Portfolio investments."

       The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. Main Street owns the External Investment Manager through the Taxable Subsidiary to allow MSCC to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. As a result of the above described financial reporting and tax treatment, the External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

       Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2017, 2016 and 2015, Main Street allocated $6.4 million, $5.1 million and $4.3 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2017, 2016 and 2015, the total

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution to Main Street's net investment income was $9.4 million, $7.9 million and $6.5 million, respectively.

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Cash	$—	$—
Accounts receivable — HMS Income	2,863	2,496

Total assets	$2,863	$2,496

Accounts payable to MSCC and its subsidiaries	$1,963	$1,635
Dividend payable to MSCC and its subsidiaries	900	719
Taxes payable	—	142
Equity	—	—

Total liabilities and equity	$2,863	$2,496

	Twelve Months Ended December,
	2017	2016	2015
	(dollars in thousands)
Management fee income	$10,946	$9,540	$7,767
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(3,989)	(3,470)	(3,005)
Other G&A expenses	(2,381)	(1,619)	(1,330)

Total allocated expenses	(6,370)	(5,089)	(4,335)

Pre-tax income	4,576	4,451	3,432
Tax expense	(1,544)	(1,623)	(1,235)

Net income	$3,032	$2,828	$2,197

NOTE E — SBIC DEBENTURES

       Due to each of the Funds' status as a licensed SBIC, Main Street has the ability to issue, through the Funds, debentures guaranteed by the SBA up to a maximum amount of $350.0 million through its three existing SBIC licenses. SBIC debentures payable were $295.8 million and $240.0 million at December 31, 2017 and 2016, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the year ended December 31, 2017, Main Street issued $81.0 million of SBIC debentures and opportunistically prepaid $25.2 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $54.2 million of additional capacity under Main Street's SBIC licenses. As a result of this prepayment, Main Street recognized a realized loss of $5.2 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $350.0 million for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.6% and 4.1% as of December 31, 2017 and 2016, respectively. The first principal maturity due under the existing SBIC debentures is in 2019, and the weighted-average remaining duration as of December 31, 2017 was approximately 5.8 years. For the years ended December 31, 2017, 2016 and 2015, Main Street recognized interest expense attributable to the SBIC debentures of $10.5 million, $10.0 million and $9.9 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

       As of December 31, 2017, the recorded value of the SBIC debentures was $288.5 million which consisted of (i) $48.6 million recorded at fair value, or $1.4 million less than the $50.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.5 million that was net of unamortized debt issuance costs of $2.3 million and (iii) $96.0 million par value of SBIC debentures held in MSC III with a recorded value of $92.4 million that was net of unamortized debt issuance costs of $3.6 million. As of December 31, 2017, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $266.3 million, or $29.5 million less than the $295.8 million face value of the SBIC debentures.

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2017 and 2016 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2017	December 31, 2016
9/1/2017	6.43%	—	15,000,000
3/1/2018	6.38%	—	10,200,000
9/1/2019	4.95%	20,000,000	20,000,000
3/1/2020	4.51%	10,000,000	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	10,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	8,000,000	8,000,000
3/1/2024	3.95%	12,000,000	12,000,000
3/1/2024	3.95%	11,400,000	11,400,000
3/1/2024	3.95%	7,600,000	7,600,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	15,000,000
9/1/2027	3.19%	34,600,000	—
3/1/2028(1)	2.02%	21,000,000	—

Ending Balance		295,800,000	240,000,000

(1)
The interest rate for this tranche of SBIC debentures represents an initial rate that has not been fixed by the SBA as of December 31, 2017. In March 2018, the rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years.

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

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.56% as of December 31, 2017) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.50% as of December 31, 2017) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2017, Main Street had $64.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2017, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $10.6 million, $9.2 million and $7.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the interest rate on the Credit Facility was 3.2%. The average interest rate for the year ended December 31, 2017 was 3.0%. Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G — NOTES

  6.125% Notes

       In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were approximately $89.0 million. Main Street has listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street may from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 6.125% Notes was $90.7 million and the recorded value of $89.1 million was net of unamortized debt issuance costs of $1.6 million. As of December 31, 2017, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $91.6 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $5.9 million for each of the years ended December 31, 2017, 2016 and 2015.

       The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of December 31, 2017, Main Street was in compliance with these covenants.

  4.50% Notes due 2019

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $173.6 million was net of unamortized debt issuance costs of $1.4 million. As of December 31, 2017, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $177.0 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $8.6 million for each of the years ended December 31, 2017, 2016 and 2015.

       The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of December 31, 2017, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  4.50% Notes due 2022

       In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2017, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.0 million was net of unamortized debt issuance costs of $3.0 million. As of December 31, 2017, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $186.6 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $0.9 million for the year ended December 31, 2017.

       The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of December 31, 2017, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2017	2016	2015	2014	2013
NAV at the beginning of the period	$22.10	$21.24	$20.85	$19.89	$18.59
Net investment income(1)	2.39	2.23	2.18	2.20	2.06
Net realized gain(1)(2)	0.19	0.56	(0.43)	0.53	0.07
Net change in net unrealized appreciation (depreciation)(1)(2)	0.86	(0.14)	0.20	(0.27)	0.52
Income tax benefit (provision)(1)(2)	(0.43)	0.02	0.18	(0.15)	—

Net increase in net assets resulting from operations(1)	3.01	2.67	2.13	2.31	2.65
Dividends paid from net investment income	(2.47)	(1.99)	(2.49)	(2.17)	(2.29)
Distributions from capital gains	(0.32)	(0.74)	(0.16)	(0.38)	(0.37)

Total dividends paid	(2.79)	(2.73)	(2.65)	(2.55)	(2.66)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Accretive effect of stock offerings (issuing shares above NAV per share)	1.07	0.76	0.74	1.07	1.13
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.08	0.12	0.12	0.13
Other(3)	0.09	0.09	0.06	0.02	0.07

NAV at the end of the period	$23.53	$22.10	$21.24	$20.85	$19.89

Market value at the end of the period	$39.73	$36.77	$29.08	$29.24	$32.69
Shares outstanding at the end of the period	58,660,680	54,354,857	50,413,744	45,079,150	39,852,604

(1)
Based on weighted-average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net change in unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
NAV at end of period	$1,380,368	$1,201,481	$1,070,894	$939,982	$792,533
Average NAV	$1,287,639	$1,118,567	$1,055,313	$885,568	$706,056
Average outstanding debt	$843,993	$801,048	$759,396	$575,524	$444,331
Ratio of total expenses, including income tax expense, to average NAV(1)	7.37%	5.48%	4.63%	5.82%	5.82%
Ratio of operating expenses to average NAV(2)	5.47%	5.59%	5.45%	5.11%	5.82%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	2.63%	2.58%	2.41%	2.44%	2.95%
Ratio of net investment income to average NAV	10.51%	10.35%	10.15%	10.79%	10.68%
Portfolio turnover ratio	38.18%	24.63%	25.37%	35.71%	36.10%
Total investment return(3)	16.02%	37.36%	8.49%	–3.09%	16.68%
Total return based on change in NAV(4)	14.20%	12.97%	11.11%	12.71%	15.06%

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

(3)
Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street's dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)
Total return is based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE I — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2017, Main Street paid supplemental dividends of $0.275 per share in each of June and December 2017, regular monthly dividends of $0.185 per share for each month of January through September 2017, regular monthly dividends of $0.190 per share for each month of October through December 2017, with such dividends totaling $157.6 million, or $2.785 per share. The 2017 regular monthly dividends, which total $125.9 million, or $2.235 per share, represent a 2.8% increase from the regular monthly dividends paid per share for the year ended 2016. For tax purposes, the 2017 dividends, which included the effects of accrued dividends, total $2.79 per share and were comprised of (i) ordinary income totaling approximately $2.218 per share, (ii) long term capital gain totaling approximately $0.490 per share, and (iii) qualified dividend income totaling approximately $0.082 per share. As of December 31, 2017, Main Street estimates that it has generated undistributed taxable income of approximately $53.5 million, or $0.91 per share, that will be carried forward toward distributions to be paid in 2018. For the years ended December 31, 2016 and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, Main Street paid total dividends of approximately $141.6 million, or $2.725 per share, and $130.0 million, or $2.650 per share, respectively.

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

       Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Ordinary income(1)	$126,540	$100,059	$114,975
Qualified dividends	4,656	2,992	5,179
Distributions of long term capital gains	27,479	39,522	11,285

Distributions on tax basis	$158,675	$142,573	$131,439

(1)
The years ended December 31, 2017, 2016 and 2015 include $1.5 million, $1.6 million and $1.5 million, respectively, that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$170,622	$138,899	$104,437
Book tax difference from share-based compensation expense	(867)	1,619	1,006
Net change in net unrealized (appreciation) depreciation	(48,757)	7,519	(9,992)
Income tax provision (benefit)	24,471	(1,227)	(8,687)
Pre-tax book loss not consolidated for tax purposes	2,357	15,742	32,323
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains (losses) and changes in estimates	10,844	(7,300)	3,397

Estimated taxable income(1)	158,670	155,252	122,484
Taxable income earned in prior year and carried forward for distribution in current year	42,362	29,683	38,638
Taxable income earned prior to period end and carried forward for distribution next period	(53,503)	(52,410)	(38,757)
Dividend payable as of period end and paid in the following period	11,146	10,048	9,074

Total distributions accrued or paid to common stockholders	$158,675	$142,573	$131,439

(1)
Main Street's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

       The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street's consolidated financial statements.

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated statement of operations. Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes was comprised of the following for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Twelve Months Ended December 31,
	2017	2016	2015
Current tax expense:
Federal	$1,865	$1	$607
State	1,415	347	1,181

Total current tax expense	3,280	348	1,788
Deferred tax expense (benefit):
Federal	15,248	(5,359)	(10,781)
State	4,017	2,043	(870)

Total deferred tax expense (benefit)	19,265	(3,316)	(11,651)
Excise tax	1,926	1,741	1,176

Total income tax provision (benefit)	$24,471	$(1,227)	$(8,687)

       As of December 31, 2017, the cost of investments for U.S. federal income tax purposes was $2,002.1 million, with such investments having a gross unrealized appreciation of $329.4 million and gross unrealized depreciation of $154.3 million.

       The net deferred tax liability at December 31, 2017 was $10.6 million compared to a net deferred tax asset of $9.1 million at December 31, 2016, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. In addition, during the three months ended March 31, 2016, Main Street recorded a one-time $1.8 million increase to deferred tax assets for previously unrecognized excess tax benefits associated with share-based compensation due to the early adoption of the new accounting standard ASU 2016-09 (See further discussion in Note B.8.). The net deferred tax liability as of December 31, 2017 equal to $10.6 million reflects a reduction of $2.8 million resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act (See further discussion in Note B.9.). For the year ended December 31, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries utilized capital loss carryforwards totaling approximately $9.1 million. At December 31, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a capital loss carryforward of $4.6 million which, if unused, will expire in taxable year 2021. At December 31, 2017, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward which, if unused, will expire in various taxable years from 2029 through 2037. The timing and manner in which Main Street will utilize any loss carryforwards in any year, or in total, may be limited in the future under the provisions of the Code.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2017 and 2016.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$28,422	$38,880
Capital loss carryforwards	1,011	5,175
Other	893	—

Total deferred tax assets	30,326	44,055

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(31,711)	(21,807)
Net basis differences in portfolio investments	(9,168)	(13,112)
Other	—	(11)

Total deferred tax liabilities	(40,879)	(34,930)

Total deferred tax asset (liabilities), net	$(10,553)	$9,125

NOTE J — COMMON STOCK

       In November 2015, Main Street commenced a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2017, Main Street sold 3,944,972 shares of its common stock at a weighted-average price of $38.72 per share and raised $152.8 million of gross proceeds under the ATM Program. Net proceeds were $150.9 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2017, 1,911,356 shares remained available for sale under the ATM Program.

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

       For the year ended December 31, 2017, $9.2 million of the total $157.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 234,513 newly issued shares. For the year ended December 31, 2016, $14.1 million of the total $141.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 434,631 newly issued shares. For the year ended December 31, 2015, $19.4 million of the total $130.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 636,079 newly issued shares and with the purchase of 3,131 shares of common stock in the open market. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2017.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)

Restricted stock available for issuance as of December 31, 2017	2,514,774

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2017, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)

Restricted stock available for issuance as of December 31, 2017	280,498

       For the years ended December 31, 2017, 2016 and 2015, Main Street recognized total share-based compensation expense of $10.0 million, $8.3 million and $6.3 million, respectively, related to the restricted stock issued to Main Street employees and independent directors. As of December 31, 2017, there was $10.8 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years as of December 31, 2017.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — COMMITMENTS AND CONTINGENCIES

       As of December 31, 2017, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	12,131

$20,619
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$377
EnCap Energy Capital Fund IX, L.P.	591
EnCap Energy Capital Fund X, L.P.	3,856
EnCap Flatrock Midstream Fund II, L.P.	7,117
EnCap Flatrock Midstream Fund III, L.P.	4,042

$15,983
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,000

$7,000
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$3,942
Freeport Financial SBIC Fund LP	1,375

$5,317
EIG Fund Investments	$3,980
Harris Preston Fund Investments
HPEP 3, L.P.	$4,057
LKCM Headwater Investments I, L.P.	$2,500
Copper Trail Energy Fund I, LP	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners — A, LP	506

$2,100
I-45 SLF LLC	$800
Access Media Holdings, LLC	$302

Total equity commitments	$65,158
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Resolute Industrial, LLC	$5,750
NNE Partners, LLC	5,542
PT Network, LLC	3,947
Hojeij Branded Foods, LLC	3,422
CDHA Management, LLC	2,343
Wireless Vision Holdings, LLC	2,068
Boccella Precast Products LLC	2,000
Arcus Hunting LLC	1,951
Barfly Ventures, LLC	1,838
Felix Investments Holdings II	1,667
Hawk Ridge Systems, LLC	1,600
Meisler Operating LLC	1,600
Market Force Information, LLC	1,600
Aethon United BR LP	1,563
IDX Broker, LLC	1,500
Lamb Ventures, LLC	1,500
GST Autoleather, Inc.	1,437
Messenger, LLC	1,417
TGP Holdings III LLC	1,255
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
Subsea Global Solutions, LLC	1,114
CTVSH, PLLC	800
Mystic Logistics Holdings, LLC	800
KBK Industries, LLC	625
NRI Clinical Research, LLC	600
PPC/SHIFT LLC	500
UniTek Global Services, Inc.	483
ATS Workholding, LLC	461
Grace Hill, LLC	444
Clad-Rex Steel, LLC	400
Gulf Publishing Holdings, LLC	320
OnAsset Intelligence, Inc.	225
Jensen Jewelers of Idaho, LLC	200
BigName Commerce, LLC	101
Permian Holdco 2, Inc.	39

Total loan commitments	$53,512

Total commitments	$118,670

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of December 31, 2017.

       Main Street has an operating lease for office space. Total rent expense incurred by Main Street for the years ended December 2017, 2016 and 2015 was $0.7 million, $0.6 million and $0.5 million, respectively.

       The following table shows future minimum payments under Main Street's operating lease as of December 31, 2017:

For the Years Ended December 31,	Amount
2018	346
2019	749
2020	763
2021	777
2022	791
Thereafter	4,239

Total	$7,665

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

NOTE N — SELECTED QUARTERLY DATA (UNAUDITED)

	2017
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$47,889	$50,271	$51,786	$55,795
Net investment income	$31,166	$32,693	$34,029	$37,483
Net increase in net assets resulting from operations	$31,450	$42,829	$34,899	$61,444
Net investment income per share-basic and diluted	$0.57	$0.58	$0.60	$0.64
Net increase in net assets resulting from operations per share-basic and diluted	$0.57	$0.76	$0.61	$1.05

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE O — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At December 31, 2017, Main Street had a receivable of approximately $2.9 million due from the External Investment Manager which included (i) approximately $2.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $0.9 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2017, $4.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.5 million was deferred into phantom Main Street stock units, representing 74,487 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of December 31, 2017 represented 89,040 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE P — SUBSEQUENT EVENTS

       During January 2018, Main Street made a new portfolio investment to facilitate the minority recapitalization of Brewer Crane, LLC ("Brewer"), a leading Southern California full-service crane rental service provider. Main Street, along with a co-investor, partnered with Brewer's founder and Chief Executive Officer to facilitate the transaction, with Main Street funding $14.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Lakeside, California, and founded in 1997, Brewer provides crane rental services to San Diego County and the surrounding Southern California area, offering mobile cranes, tower cranes, skilled operators, construction hoists, hauling, rigging, storage, service and repairs, and miscellaneous equipment rental.

       In February 2018, Main Street fully exited its debt and equity investments in SoftTouch Medical Holdings, LLC ("SoftTouch"), a leading provider of home medical equipment and services, serving pediatric patients across the states of Georgia and Alabama. SoftTouch provides a broad array of medical equipment and services to chronically ill youth through its diverse product offerings, including respiratory therapy, enteral feeding, phototherapy, ventilators, amongst others. Main Street realized a gain of approximately $5.2 million on the exit of its equity investment in SoftTouch.

       In February 2018, Main Street made a new portfolio investment to facilitate the management led buyout of DMS Holdco, LLC. ("DMS"), a leading provider of omni-channel direct marketing services. Main Street, along with a co-investor, partnered with the DMS' management team to facilitate the transaction, with Main Street funding $27.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Portland, Oregon, and founded in 1982, DMS develops and executes end-to-end, omni-channel direct marketing services including strategy, creative design, direct mail production/fulfillment, and digital marketing to various end markets including the FinTech, banking, telecom and technology industries.

       During February 2018, Main Street declared regular monthly dividends of $0.190 per share for each of April, May and June 2018. These regular monthly dividends equal a total of $0.570 per share for the second quarter of 2018. The second quarter 2018 regular monthly dividends represent a 2.7% increase from the dividends declared for the second quarter of 2017. Including the dividends declared for the second quarter of 2018, Main Street will have paid $22.530 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on financial statement schedule

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB") the consolidated financial statements of Main Street Capital Corporation, and subsidiaries, (the "Company") referred to in our report dated February 23, 2018, which is included in the annual report on Form 10-K. Our audits of the consolidated financial statements also included the audit of the financial statement schedule listed in the index appearing under Item 15(2). In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

Basis for opinion

       This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ GRANT THORNTON LLP

Houston, Texas
February 23, 2018

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2017
(dollars in thousands)

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Majority-owned investments

2717 MH, L.P.	LP Interests	$—	$—	$—	$—	$536	$—	$536

Café Brazil, LLC	Member Units	—	(1,140)	179	6,040	—	1,140	4,900

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	—	112	1,542	14,337	143	1,200	13,280
	Member Units	—	2,220	520	7,280	2,220	—	9,500
	10% Secured Debt	—	12	119	1,190	12	19	1,183
	Member Units	—	70	—	210	70	—	280

CMS Minerals Investments	Preferred Member Units	1,405	(1,578)	96	3,682	—	3,682	—
	Member Units	—	(600)	212	3,381	—	989	2,392

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	187	2,988	23,846	235	681	23,400
	Member Units	—	4,450	592	18,920	4,450	—	23,370

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	(34)	1,314	13,274	34	1,705	11,603
	Member Units	—	1,660	746	20,310	1,660	—	21,970

Harborside Holdings, LLC	Member Units	—	3,194	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	—	(640)	1,631	15,640	—	640	15,000

IDX Broker, LLC	11.5% Secured Debt	—	88	1,316	10,950	5,500	1,200	15,250
	Preferred Member Units	—	4,274	136	7,040	4,620	—	11,660

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	—	(20)	451	4,055	520	620	3,955
	Member Units	—	640	207	4,460	640	—	5,100

Lamb Ventures, LLC	11% Secured Debt	—	52	994	7,657	2,850	565	9,942
	Preferred Equity	—	—	—	400	—	—	400
	Member Units	—	800	40	5,990	800	—	6,790
	9.5% Secured Debt	—	4	65	1,170	432	1,170	432
	Member Units	—	(820)	845	1,340	—	820	520

Lighting Unlimited, LLC	8% Secured Debt	—	—	29	1,514	—	1,514	—
	Preferred Equity	(434)	24	—	410	24	434	—
	Warrants	(54)	54	—	—	54	54	—
	Member Units	(100)	100	—	—	100	100	—

Mid-Columbia Lumber	10% Secured Debt	—	—	176	1,750	593	953	1,390
Products, LLC	12% Secured Debt	—	—	477	3,900	—	37	3,863
	Member Units	—	(1,500)	6	2,480	595	1,500	1,575
	9.5% Secured Debt	—	—	78	836	—	45	791
	Member Units	—	150	72	600	690	—	1,290

MSC Adviser I, LLC	Member Units	—	11,151	3,032	30,617	11,151	—	41,768

Mystic Logistics Holdings, LLC	12% Secured Debt	—	(124)	1,073	9,176	52	1,532	7,696
	Common Stock	—	1,040	—	5,780	1,040	—	6,820

NRP Jones, LLC	12% Secured Debt	—	—	4,117	13,915	7,821	15,360	6,376
	Warrants	—	687	—	130	687	817	—
	Member Units	—	2,023	18	410	2,840	—	3,250

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	—	128	1,473	17,826	174	1,900	16,100
	Common Stock	—	660	80	11,780	660	—	12,440

Principle Environmental, LLC	13% Secured Debt	—	131	998	7,438	39	—	7,477
(d/b.a TruHorizon	Preferred Member Units	(63)	6,183	—	5,370	6,183	63	11,490
Environmental Solutions)	Warrants	—	380	—	270	380	—	650

Quality Lease Service, LLC	Zero Coupon Secured Debt	—	(391)	273	7,068	273	391	6,950
	Member Units	—	—	—	3,188	1,750	—	4,938

The MPI Group, LLC	9% Secured Debt	—	(513)	268	2,922	1	513	2,410
	Series A Preferred Units	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—
	Member Units	—	90	92	2,300	89	—	2,389

Uvalco Supply, LLC	9% Secured Debt	—	—	54	872	—	524	348
	Member Units	69	(496)	235	4,640	—	760	3,880

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Vision Interests, Inc.	13% Secured Debt	—	—	382	2,814	—	17	2,797
	Series A Preferred Stock	—	—	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	68	994	2	—	996
	12% Secured Debt	—	—	37	300	—	—	300
	14% Secured Debt	—	—	390	2,750	—	—	2,750
	Warrants	—	(240)	—	240	—	240	—
	Preferred Member Units	—	(880)	—	4,100	—	880	3,220

Other controlled investments

Access Media Holdings, LLC	5% Current/5% PIK Secured Debt	—	(3,714)	2,379	19,700	1,164	3,714	17,150
	Preferred Member Units	—	(1,908)	—	240	1,668	1,908	—
	Member Units	—	—	—	—	—	—	—

Ameritech College Operations, LLC	13% Secured Debt	—	—	96	1,003	—	1,003	—
	13% Secured Debt	—	—	285	3,025	—	3,025	—
	Preferred Member Units	(3,321)	—	198	2,291	3,900	6,191	—

ASC Interests, LLC	11% Secured Debt	—	(16)	232	2,100	11	316	1,795
	Member Units	—	(1,150)	(12)	2,680	—	1,150	1,530

ATS Workholding, LLC	5% Secured Debt	—	—	36	—	3,249	—	3,249
	Preferred Member Units	—	—	—	—	3,726	—	3,726

Bond-Coat, Inc.	12% Secured Debt	—	(40)	1,450	11,596	40	40	11,596
	Common Stock	—	2,710	—	6,660	2,710	—	9,370

CBT Nuggets, LLC	Member Units	—	34,080	9,439	55,480	34,080	—	89,560

Charps, LLC	12% Secured Debt	—	—	2,371	—	19,025	800	18,225
	Preferred Member Units	—	250	—	—	650	—	650

Copper Trail Energy Fund I, LP	LP Interests	—	—	—	—	2,500	—	2,500

Datacom, LLC	8% Secured Debt	—	—	101	900	945	270	1,575
	5.25% Current / 5.25% PIK Secured Debt	—	(599)	1,296	11,049	660	599	11,110
	Class A Preferred Member Units	—	(638)	—	1,368	—	638	730
	Class B Preferred Member Units	—	(1,529)	—	1,529	—	1,529	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	—	—	702	5,219	991	767	5,443
	Member Units	—	790	—	1,150	790	—	1,940

Gulf Manufacturing, LLC	9% PIK Secured Debt	—	—	51	777	—	777	—
	Member Units	—	1,290	437	8,770	1,290	—	10,060

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	5	—	80	—	80
	12.5% Secured Debt	—	—	1,557	9,911	2,792	—	12,703
	Member Units	—	1,159	40	3,124	1,716	—	4,840

Harrison Hydra-Gen, Ltd.	Common Stock	—	460	—	3,120	460	—	3,580

Hawthorne Customs and Dispatch	Member Units	(159)	309	—	280	309	589	—
Services, LLC	Member Units	632	(825)	127	2,040	—	2,040	—

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	—	1,430	10,500	18	600	9,918
	Preferred Member Units	—	—	140	3,940	—	—	3,940

Indianapolis Aviation Partners, LLC	15% Secured Debt	—	—	292	3,100	—	3,100	—
	Warrants	2,384	(1,520)	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	—	3	100	1,250	100	975	375
	12.5% Secured Debt	—	33	788	5,889	11	—	5,900
	Member Units	—	1,197	183	2,780	1,640	—	4,420

Marine Shelters Holdings, LLC	12% PIK Secured Debt	—	(2,551)	—	9,387	—	9,387	—
	Preferred Member Units	(100)	—	—	—	100	100	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	—	1,541	—	23,815	672	23,143
	Member Units	—	—	—	—	14,700	—	14,700

MH Corbin Holding LLC	13% Secured Debt	—	—	2,030	13,197	29	700	12,526
	Preferred Member Units	—	—	140	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	—	36	917	—	11,475	—	11,475
	Prime Plus 2.00% (Floor 7.00%)	—	(20)	122	2,713	20	2,733	—
	18% Secured Debt	—	(30)	327	3,952	30	3,982	—
	Member Units	—	750	393	10,920	750	—	11,670

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	—	—	36	200	200	—	400
	14% Secured Debt	—	(33)	650	4,261	33	429	3,865
	Warrants	—	(180)	—	680	—	180	500
	Member Units	—	38	—	2,462	360	322	2,500

NuStep, LLC	12% Secured Debt	—	—	2,646	—	20,420	—	20,420
	Preferred Member Units	—	—	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	—	1,030	1,081	13,080	1,030	—	14,110

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Pegasus Research Group, LLC	Member Units	—	1,690	157	8,620	1,690	—	10,310

River Aggregates, LLC	Zero Coupon Secured Debt	—	—	80	627	80	—	707
	Member Units	—	10	—	4,600	10	—	4,610
	Member Units	—	50	—	2,510	49	—	2,559

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	(15)	748	7,140	15	15	7,140
	Member Units	—	920	969	9,170	919	—	10,089

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	(219)	(9,919)	—	—	—

		$259	$63,625	$62,762	$594,282	$239,770	$93,265	$750,706

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	$—	$840	$—	$670	$190	$—	$860
	Member Units	—	190	34	2,750	840	—	3,590

Barfly Ventures, LLC	12% Secured Debt	—	176	1,005	5,827	2,888	—	8,715
	Options	—	430	—	490	430	—	920
	Warrants	—	240	—	280	240	—	520

BBB Tank Services, LLC	LIBOR Plus 8.00% (Floor 1.00%)	—	—	84	797	861	880	778
	15% Secured Debt	—	—	623	3,991	—	115	3,876
	Member Units	—	(300)	—	800	—	300	500

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	—	170	1,203	—	16,400	—	16,400
	Member Units	—	1,280	37	—	3,440	—	3,440

Boss Industries, LLC	Preferred Member Units	—	1,476	193	2,800	1,667	537	3,930

Bridge Capital Solutions Corporation	13% Secured Debt	—	—	1,262	5,610	274	—	5,884
	Warrants	—	151	—	3,370	150	—	3,520
	13% Secured Debt	—	(2)	133	1,000	2	2	1,000
	Preferred Member Units	—	—	100	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	—	(167)	1,891	22,671	56	2,534	20,193
	Preferred Member Units	—	(728)	240	4,660	240	728	4,172

CAI Software LLC	12% Secured Debt	—	—	456	3,683	800	400	4,083
	Member Units	—	750	87	2,480	750	—	3,230

Chandler Signs Holdings, LLC	12% Secured Debt	—	(7)	555	4,500	7	7	4,500
	Class A Units	—	(590)	13	3,240	—	590	2,650

Condit Exhibits, LLC	Member Units	—	110	41	1,840	110	—	1,950

Congruent Credit Opportunities	LP Interests (Fund II)	—	(3)	2	1,518	—	3	1,515
Funds	LP Interests (Fund III)	—	336	1,555	16,181	2,451	—	18,632

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	—	(167)	676	21,799	255	22,054	—
	Common Stock	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	2,240	—	4,925	2,240	—	7,165
	LP Interests (Dos Rios Partners — A, LP)	—	445	—	1,444	445	—	1,889

Dos Rios Stone Products LLC	Class A Units	—	(280)	23	2,070	—	280	1,790

East Teak Fine Hardwoods, Inc.	Common Stock	—	(230)	66	860	—	230	630

East West Copolymer &	12% Current/2% PIK Secured Debt	(3,626)	961	—	8,630	961	9,591	—
Rubber, LLC	Warrants	(50)	50	—	—	50	50	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	71	(48)	90	2,804	1,160	2,909	1,055
	LP Interests (EIG Traverse Co-Investment, L.P.)	—	(100)	1,534	9,905	—	9,905	—

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	—	(6)	408	5,620	—	6	5,614
	LP Interests (Freeport First Lien Loan Fund III LP)	—	(52)	688	4,763	3,795	52	8,506

Gault Financial, LLC (RMB	10.5% Current Secured Debt	—	1,016	1,302	11,079	1,016	563	11,532
Capital, LLC)	Warrants	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	(6,450)	4,951	685	3,997	5,003	9,000	—
	Common Stock	(3,974)	1,878	—	2,080	1,878	3,958	—

Guerdon Modular Holdings, Inc.	13% Secured Debt	—	—	1,450	10,594	38	—	10,632
	Preferred Stock	—	(1,140)	—	1,140	—	1,140	—
	Common Stock	—	(80)	—	80	—	80	—

Hawk Ridge Systems, LLC	11% Secured Debt	—	125	1,229	9,901	4,899	500	14,300
	Preferred Member Units	—	950	320	2,850	950	—	3,800
	Preferred Member Units	—	50	6	150	50	—	200

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	—	200	165	—	3,200	—	3,200
	Member Units	—	1,390	5	4,000	2,140	—	6,140

HPEP 3, L.P.	LP Interests	—	—	—	—	1,343	400	943

I-45 SLF LLC	Member Units	—	255	2,881	14,586	2,255	—	16,841

Indianhead Pipeline Services, LLC	12% Secured Debt	—	—	947	5,079	562	5,641	—
	Preferred Member Units	—	(338)	514	2,677	514	3,191	—
	Warrants	134	459	—	—	459	459	—
	Member Units	272	1	—	—	1	1	—

L.F. Manufacturing Holdings, LLC	Member Units	—	620	—	1,380	620	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	—	—	1,249	—	16,633	—	16,633
	Member Units	—	190	—	—	3,390	—	3,390

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
OnAsset Intelligence, Inc.	12% PIK Secured Debt	(29)	—	576	4,519	575	—	5,094
	10% PIK Secured Debt	—	—	3	—	48	—	48
	Preferred Stock	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	(86)	(473)	16	473	—	473	—
	Common Stock	—	(1,600)	—	1,600	—	1,600	—

PCI Holding Company, Inc.	12% Secured Debt	—	(102)	1,922	13,000	345	752	12,593
	Preferred Stock	—	(5,028)	548	5,370	548	5,028	890
	Preferred Stock	—	870	—	—	2,610	—	2,610

Rocaceia, LLC (Quality Lease and	12% Secured Debt	—	—	—	250	—	—	250
Rental Holdings, LLC)	Preferred Member Units	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	—	—	1,656	13,385	66	729	12,722
	Class C Preferred Stock	—	—	288	2,738	289	—	3,027

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	—	(5)	722	5,021	3,519	5	8,535
	LIBOR Plus 7.50% (Floor 1.00%)	—	—	9	824	3	690	137
	15% PIK Unsecured Debt	—	—	129	745	120	—	865
	Preferred Stock	—	(637)	1,547	6,410	1,547	637	7,320
	Preferred Stock	—	(8)	339	—	2,858	8	2,850
	Common Stock	—	(520)	—	3,010	—	520	2,490

Universal Wellhead Services	Preferred Member Units	—	109	—	720	110	—	830
Holdings, LLC	Member Units	—	1,300	—	610	1,300	—	1,910

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	—	—	1,728	12,844	31	1,190	11,685
	Preferred Member Units	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	—	—	2,659	15,298	668	766	15,200
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	(496)	—	2,576	—	496	2,080

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(1,077)	(3,582)	1,615	24,321	—	—	—

		$8,044	$(11,329)	$37,509	$375,948	$100,290	$113,063	$338,854

Total Non-Control/Non-Affiliate investments		$7,879	$(9,751)	$105,470

Total Portfolio Investments		$16,182	$42,545	$205,741

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

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2016
(dollars in thousands)

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
Control Investments

Majority-owned investments

Café Brazil, LLC	Member Units	$—	$(1,290)	$429	$7,330	$—	$1,290	$6,040

Clad-Rex Steel, LLC	LIBOR Plus 9.50%	—	—	5	—	396	—	396
	LIBOR Plus 9.50%	—	—	192	—	13,941	—	13,941
	Member Units	—	—	—	—	7,280	—	7,280
	10% Secured Debt	—	—	4	—	1,190	—	1,190
	Member Units	—	—	—	—	210	—	210

CMS Minerals Investments	Member Units	—	(448)	178	—	4,083	702	3,381
	Preferred Member Units	—	(2,369)	1,239	6,914	—	3,232	3,682

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	—	1,551	—	23,846	—	23,846
	Member Units	—	4,076	404	—	18,920	—	18,920

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	86	1,465	15,988	134	2,848	13,274
	Member Units	—	4,730	949	15,580	4,730	—	20,310

Hydratec, Inc.	Common Stock	—	690	1,631	14,950	690	—	15,640

IDX Broker, LLC	12.5% Secured Debt	—	(23)	1,460	11,350	23	423	10,950
	Member Units	—	600	136	6,440	600	—	7,040

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	—	32	475	4,055	500	500	4,055
	Member Units	—	(290)	209	4,750	—	290	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	—	—	7	—	351	351	—
	11% Secured Debt	—	—	869	7,962	—	305	7,657
	Preferred Equity	—	—	—	328	72	—	400
	Member Units	—	1,300	90	4,690	1,300	—	5,990
	9.5% Secured Debt	—	—	86	919	300	49	1,170
	Member Units	—	100	362	1,240	100	—	1,340

Lighting Unlimited, LLC	8% Secured Debt	—	—	123	1,514	—	—	1,514
	Preferred Equity	—	(20)	—	430	—	20	410
	Warrants	—	(40)	—	40	—	40	—
	Member Units	—	(350)	(81)	350	—	350	—

Mid-Columbia Lumber	10% Secured Debt	—	—	178	1,750	—	—	1,750
Products, LLC	12% Secured Debt	—	—	476	3,900	—	—	3,900
	Member Units	—	(666)	5	2,580	566	666	2,480
	9.5% Secured Debt	—	—	83	881	—	45	836
	Member Units	—	50	23	550	50	—	600

MSC Adviser I, LLC	Member Units	—	3,345	2,829	27,272	3,345	—	30,617

Mystic Logistics Holdings, LLC	12% Secured Debt	—	(42)	1,184	9,448	42	314	9,176
	Common Stock	—	(190)	—	5,970	—	190	5,780

NRP Jones, LLC	6% Current / 6% PIK Secured Debt	—	—	1,921	12,948	967	—	13,915
	Warrants	—	(320)	—	450	—	320	130
	Member Units	—	(1,070)	—	1,480	—	1,070	410

PPL RVs, Inc.	11.1% Secured Debt	—	—	913	9,710	—	9,710	—
	LIBOR Plus 7.00% (Floor 0.50%)	—	—	234	—	17,826	—	17,826
	Common Stock	—	2,010	261	9,770	2,010	—	11,780

Principle Environmental, LLC	12% Secured Debt	—	(21)	516	4,060	21	21	4,060
	12% Current / 2% PIK Secured Debt	—	(1)	473	3,310	69	1	3,378
	Preferred Member Units	—	(690)	—	6,060	—	690	5,370
	Warrants	—	(40)	—	310	—	40	270

Quality Lease Service, LLC	8% PIK Secured Debt	—	—	530	6,538	530	—	7,068
	Member Units	—	—	—	2,638	550	—	3,188

Southern RV, LLC	13% Secured Debt	—	(104)	157	11,400	104	11,504	—
	Member Units	13,918	(13,420)	957	15,100	—	15,100	—
	13% Secured Debt	—	(720)	45	3,250	30	3,280	—
	Member Units	440	(30)	—	1,200	—	1,200	—

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
The MPI Group, LLC	9% Secured Debt	—	—	269	2,921	1	—	2,922
	Series A Preferred Units	—	(690)	—	690	—	690	—
	Warrants	—	—	—	—	—	—	—
	Member Units	—	70	129	2,230	70	—	2,300

Travis Acquisition LLC	12% Secured Debt	—	(43)	340	3,513	43	3,556	—
	Member Units	17,862	(7,380)	2,812	14,480	—	14,480	—

Uvalco Supply, LLC	9% Secured Debt	—	—	97	1,314	—	442	872
	Member Units	—	(820)	120	5,460	—	820	4,640

Vision Interests, Inc.	13% Secured Debt	—	—	412	3,052	19	257	2,814
	Series A Preferred Stock	—	(550)	—	3,550	—	550	3,000
	Common Stock	—	(210)	—	210	—	210	—

Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	68	992	2	—	994
	12% Secured Debt	—	—	46	500	—	200	300
	14% Secured Debt	—	—	391	2,750	—	—	2,750
	Warrants	—	190	—	50	190	—	240
	Preferred Member Units	—	700	—	3,400	700	—	4,100

Other controlled investments

Access Media Holdings, LLC	5.00% Current / 5.00% PIK Secured Debt	—	(1,790)	2,270	20,380	1,110	1,790	19,700
	Preferred Member Units	—	(3,841)	—	2,000	2,081	3,841	240
	Member Units	—	—	—	—	—	—	—

Ameritech College Operations, LLC	10% Secured Debt	—	—	52	514	—	—	514
	13% Secured Debt	—	—	315	3,025	—	—	3,025
	13% Secured Debt	—	—	51	489	—	—	489
	Preferred Member Units	—	—	(5)	2,291	—	—	2,291

ASC Interests, LLC	11% Secured Debt	—	(14)	271	2,500	14	414	2,100
	Member Units	—	450	95	2,230	450	—	2,680

Bond-Coat, Inc.	12% Secured Debt	—	(35)	1,450	11,596	35	35	11,596
	Common Stock	—	(2,480)	—	9,140	—	2,480	6,660

CBT Nuggets, LLC	Member Units	—	13,360	7,425	42,120	13,360	—	55,480

Datacom, LLC	8% Secured Debt	—	—	53	—	900	—	900
	5.25% Current / 5.25% PIK Secured Debt	—	(450)	1,193	10,970	529	450	11,049
	Class A Preferred Member Units	—	188	—	1,181	187	—	1,368
	Class B Preferred Member Units	—	(3,550)	—	5,079	—	3,550	1,529

Garreco, LLC	14% Secured Debt	—	—	838	5,739	30	550	5,219
	Member Units	—	(120)	—	1,270	—	120	1,150

Gulf Manufacturing, LLC	9% PIK Secured Debt	—	—	71	777	—	—	777
	Member Units	—	(5,000)	51	13,770	—	5,000	8,770

Gulf Publishing Holdings, LLC	12.5% Secured Debt	—	—	969	—	9,911	—	9,911
	Member Units	—	—	62	—	3,124	—	3,124

Harrison Hydra-Gen, Ltd.	9% Secured Debt	—	—	9	5,010	—	5,010	—
	Preferred Stock	—	—	2	1,361	2	1,363	—
	Common Stock	—	520	69	2,600	520	—	3,120

Hawthorne Customs and Dispatch	Member Units	—	(180)	—	460	—	180	280
Services, LLC	Member Units	—	(180)	188	2,220	—	180	2,040

HW Temps LLC	LIBOR Plus 13% (Floor 1.00%)	—	—	1,172	9,884	816	200	10,500
	Preferred Member Units	—	(2)	389	3,942	—	2	3,940

Indianapolis Aviation Partners, LLC	15% Secured Debt	—	(5)	636	3,100	5	5	3,100
	Warrants	—	109	—	2,540	109	—	2,649

Marine Shelters Holdings, LLC	12% PIK Secured Debt	—	(430)	895	8,870	947	430	9,387
	Preferred Member Units	—	(4,881)	—	4,881	—	4,881	—

MH Corbin Holding LLC	10% Secured Debt	—	—	1,409	13,869	28	700	13,197
	Preferred Member Units	—	—	140	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	—	19	283	4,005	—	1,292	2,713
	18% Secured Debt	—	28	794	4,924	—	972	3,952
	Member Units	—	2,330	687	8,590	2,330	—	10,920

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	—	—	8	—	200	—	200
	14% Secured Debt	—	33	683	4,539	78	356	4,261
	Warrants	—	340	—	340	340	—	680
	Member Units	—	1,120	—	1,342	1,120	—	2,462

OMi Holdings, Inc.	Common Stock	—	(560)	480	13,640	—	560	13,080

Pegasus Research Group, LLC	Member Units	—	1,780	243	6,840	1,780	—	8,620

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	—	—	71	556	71	—	627
	Member Units	—	770	460	3,830	770	—	4,600
	Member Units	—	150	—	2,360	150	—	2,510

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	45	793	8,010	65	935	7,140
	Member Units	—	3,460	397	5,710	3,460	—	9,170

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—	—	—

		$32,220	$(12,674)	$52,221	$555,011	$150,323	$111,052	$594,282

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
Affiliate Investments

AFG Capital Group, LLC	11% Secured Debt	$—	$(179)	$1,313	$12,790	$349	$13,139	$—
	Warrants	—	180	—	490	180	—	670
	Member Units	—	730	40	2,020	730	—	2,750

Barfly Ventures, LLC	12% Secured Debt	—	(33)	1,053	4,042	1,818	33	5,827
	Options	—	93	—	—	490	—	490
	Warrants	—	(193)	—	473	—	193	280

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	22	—	797	—	797
	15% Secured Debt	—	—	439	—	3,991	—	3,991
	Member Units	—	—	—	—	800	—	800

Boss Industries, LLC	Preferred Member Units	—	34	264	2,586	214	—	2,800

Bridge Capital Solutions Corporation	13% Secured Debt	—	—	1,293	6,890	5,720	7,000	5,610
	Warrants	—	138	—	1,300	2,070	—	3,370
	13% Secured Debt	—	9	73	—	1,000	—	1,000
	Preferred Member Units	—	—	44	—	1,000	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	—	167	2,087	25,299	531	3,159	22,671
	Preferred Member Units	—	723	226	3,711	949	—	4,660

CAI Software LLC	12% Secured Debt	—	(13)	507	4,661	14	992	3,683
	Member Units	—	1,480	102	1,000	1,480	—	2,480

CapFusion, LLC	13% Secured Debt	—	—	1,547	—	13,202	—	13,202
	Warrants	—	—	—	—	1,200	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	—	39	595	—	4,500	—	4,500
	Class A Units	—	1,740	149	—	3,240	—	3,240

Condit Exhibits, LLC	Member Units	—	830	175	1,010	830	—	1,840

Congruent Credit Opportunities	LP Interests (Fund II)	—	(434)	400	2,834	—	1,316	1,518
Funds	LP Interests (Fund III)	—	423	1,115	12,024	4,157	—	16,181

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	—	(84)	3,252	21,253	629	83	21,799
	Common Stock	—	1,403	—	22,660	1,403	—	24,063

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	2	—	2,031	2,894	—	4,925
	LP Interests (Dos Rios Partners — A, LP)	—	(122)	—	648	918	122	1,444

Dos Rios Stone Products LLC	Class A Units	—	70	57	—	2,070	—	2,070

East Teak Fine Hardwoods, Inc.	Common Stock	—	—	41	860	—	—	860

East West Copolymer &	12% Current / 2% PIK Secured Debt	—	(961)	1,302	9,463	127	960	8,630
Rubber, LLC	Warrants	—	(50)	—	50	—	50	—

EIG Fund Investments	LP Interests	—	—	243	718	2,086	—	2,804

EIG Traverse Co-Investment, L.P.	LP Interests	—	100	1,175	4,755	5,150	—	9,905

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	—	(425)	398	6,045	—	425	5,620
	LP Interests (Freeport First Lien Loan Fund III LP)	—	—	478	2,077	2,686	—	4,763

Gault Financial, LLC (RMB	10% Secured Debt	—	—	1,532	10,930	149	—	11,079
Capital, LLC)	Warrants	—	—	—	—	—	—	—

Glowpoint, Inc.	8% Secured Debt	—	—	21	397	1	398	—
	12% Secured Debt	—	(4,951)	1,125	8,929	22	4,954	3,997
	Common Stock	—	(1,760)	—	3,840	—	1,760	2,080

Guerdon Modular Holdings, Inc.	9% Current / 4% PIK Secured Debt	—	—	1,463	10,280	1,274	960	10,594
	Preferred Stock	—	—	—	—	1,140	—	1,140
	Common Stock	—	(1,910)	—	1,990	—	1,910	80

Hawk Ridge Systems, LLC	10% Secured Debt	—	—	184	—	9,901	—	9,901
	Preferred Member Units	—	—	28	—	2,850	—	2,850
	Preferred Member Units	—	—	—	—	150	—	150

Houston Plating and Coatings, LLC	Member Units	—	(4,873)	(22)	8,440	433	4,873	4,000

I-45 SLF LLC	Member Units	—	386	1,964	7,200	7,386	—	14,586

Indianhead Pipeline Services, LLC	12% Secured Debt	—	—	1,548	5,853	126	900	5,079
	Preferred Member Units	—	338	37	2,302	375	—	2,677
	Warrants	—	—	—	—	—	—	—
	Member Units	—	—	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	—	—	51	—	1,550	300	1,250
	12.5% Secured Debt	—	(25)	763	5,900	14	25	5,889
	Member Units	—	(900)	(8)	3,680	—	900	2,780

L.F. Manufacturing Holdings, LLC	Member Units	—	(105)	—	1,485	—	105	1,380

Company	Investment(1)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Fair Value
MPS Denver, LLC	Member Units	(1,254)	—	—	1,130	124	1,254	—

OnAsset Intelligence, Inc.	12% PIK Secured Debt	—	—	512	4,006	513	—	4,519
	Preferred Stock	—	(1,380)	—	1,380	—	1,380	—
	Warrants	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	—	—	48	473	—	—	473
	Common Stock	—	(1,600)	—	3,200	—	1,600	1,600

PCI Holding Company, Inc.	12% Secured Debt	—	102	1,354	—	13,000	—	13,000
	Preferred Stock	—	(134)	617	4,887	617	134	5,370

Radial Drilling Services Inc.	12% Secured Debt	(1,433)	2,441	20	1,500	2,461	3,961	—
	Warrants	(760)	758	—	—	758	758	—

Rocaceia, LLC (Quality Lease and	12% Secured Debt	—	—	—	250	—	—	250
Rental Holdings, LLC)	Preferred Member Units	(2)	—	—	—	—	—	—

Samba Holdings, Inc.	12.5% Secured Debt	—	(110)	1,100	24,662	110	24,772	—
	Common Stock	28,707	(28,133)	—	30,220	—	30,220	—

Tin Roof Acquisition Company	12% Secured Debt	—	—	1,735	13,807	62	484	13,385
	Class C Preferred Stock	—	—	262	2,477	261	—	2,738

UniTek Global Services, Inc.	LIBOR Plus 7.50% (Floor 1.00%)	—	25	254	2,812	2,209	—	5,021
	LIBOR Plus 8.50% (Floor 1.00%)	—	6	108	1,255	16	447	824
	15% PIK Unsecured Debt	—	3	113	638	107	—	745
	Preferred Stock	—	(8)	878	5,540	878	8	6,410
	Common Stock	—	3,010	—	—	3,010	—	3,010

Universal Wellhead Services	Member Units	—	(3,390)	—	—	4,000	3,390	610
Holdings, LLC	Preferred Member Units	(91)	1,003	—	3,000	1,811	4,091	720

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	—	—	1,519	10,297	2,647	100	12,844
	Preferred Member Units	—	—	—	—	1,600	—	1,600

Volusion, LLC	11.5% Secured Debt	—	—	2,451	16,199	—	901	15,298
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	—	—	1,400	1,176	—	2,576

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	(345)	(15,530)	—	—	—

		$25,167	$(35,540)	$37,702	$350,519	$127,956	$118,057	$375,948

Total Non-Control/Non-Affiliate investments		$(26,317)	$39,909	$88,242

Total Portfolio Investments		$31,070	$(8,305)	$178,165

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

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2017 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$2,795,272
Equity compensation plans not approved by security holders(2)	89,040	—	—

Total	$89,040	$—	$2,795,272

(1)
Consists of our Main Street Capital Corporation 2015 Equity and Incentive Plan and our Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. As of December 31, 2017, we had issued 508,323 shares of restricted stock pursuant to these plans, of which 108,092 shares had vested and 3,595 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see "Note L — Share-Based Compensation" in the notes to the consolidated financial statements.

(2)
Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see "Note O — Related Party Transactions" in the notes to the consolidated financial statements.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2018," to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	191
Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2017 and 2016	192

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*
Dividend Reinvestment and Direct Stock Purchase Plan dated July 18, 2017 (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2 filed on July 18, 2017 (Reg. No. 333-203147))
4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*
Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Pre-Effective Amendment No. 1 to Form N-2 of Main Street Capital Corporation filed with the SEC on June 22, 2007 for a substantially identical copy of the form of debentures)

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
4.11*
Form of Third Supplemental Indenture relating to the 4.50% Notes due 2022, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(12) to Main Street Capital Corporation's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2 filed on November 17, 2017 (Reg. No. 333-203147))
4.12*	Form of 4.50% Notes due 2022 (incorporated by reference to Exhibit 4.11)
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

Exhibit Number	Description
10.9*
Supplement and Joinder Agreement dated December 11, 2014 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on December 12, 2014 (File No. 1-33723))
10.10*
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 29, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on April 30, 2015 (File No. 1-33723))
10.11*
Fifth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated November 20, 2015 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-33723))
10.12*
Sixth Amendment to Second Amended and Restated Credit Agreement dated October 31, 2016 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 1, 2016 (File No. 1-33723))
10.13*
Supplement Agreement dated July 14, 2017 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 4, 2017 (File No. 1-33723))
10.14*†
Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.15*†
Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.16*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.17*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.18*
Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.19*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.20*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.21*
Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))

Exhibit Number	Description
10.22*
Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit 10.14 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 1-33723))
10.23*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))
10.24*
Form of Equity Distribution Agreement dated May 10, 2017 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 filed on May 10, 2017 (Reg. No. 333-203147))
12.1	Computation of Ratios of Earnings to Fixed Charges
14.1*
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 3, 2017 (File No. 1-33723))
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

Date: February 23, 2018

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT D. FOSTER Vincent D. Foster	Chairman and Chief Executive Officer (principal executive officer)	February 23, 2018
/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	President, Chief Operating Officer and Director	February 23, 2018
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (principal financial officer)	February 23, 2018
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 23, 2018
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 23, 2018
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 23, 2018
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 23, 2018
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 23, 2018
/s/ JOHN E. JACKSON John E. Jackson	Director	February 23, 2018
/s/ BRIAN E. LANE Brian E. Lane	Director	February 23, 2018
/s/ STEVEN B. SOLCHER Steven B. Solcher	Director	February 23, 2018
/s/ VALERIE L. BANNER Valerie L. Banner	Director	February 23, 2018