Form 10-Q
period 2018-03-31
Main Street Capital CORP
filed 2018-05-04
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

        The number of shares outstanding of the issuer's common stock as of May 3, 2018 was 59,447,537.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $649,096 and $530,034 as of March 31, 2018 and December 31, 2017, respectively)	$846,797	$750,706
Affiliate investments (cost: $382,351 and $367,317 as of March 31, 2018 and December 31, 2017, respectively)	359,460	338,854
Non-Control/Non-Affiliate investments (cost: $1,126,103 and $1,107,447 as of March 31, 2018 and December 31, 2017, respectively)	1,107,777	1,081,745

Total investments (cost: $2,157,550 and $2,004,798 as of March 31, 2018 and December 31, 2017, respectively)	2,314,034	2,171,305

Cash and cash equivalents	29,090	51,528
Interest receivable and other assets	40,159	36,343
Receivable for securities sold	14,311	2,382
Deferred financing costs (net of accumulated amortization of $5,856 and $5,600 as of March 31, 2018 and December 31, 2017, respectively)	3,581	3,837

Total assets	$2,401,175	$2,265,395

LIABILITIES
Credit facility	$188,000	$64,000
SBIC debentures (par: $313,800 and $295,800 as of March 31, 2018 and December 31, 2017, respectively)	306,182	288,483
4.50% Notes due 2022 (par: $185,000 as of both March 31, 2018 and December 31, 2017)	182,167	182,015
4.50% Notes due 2019 (par: $175,000 as of both March 31, 2018 and December 31, 2017)	173,796	173,616
6.125% Notes (par: $90,655 as of both March 31, 2018 and December 31, 2017)	89,133	89,057
Accounts payable and other liabilities	15,049	20,168
Payable for securities purchased	21,859	40,716
Interest payable	8,510	5,273
Dividend payable	11,192	11,146
Deferred tax liability, net	8,687	10,553

Total liabilities	1,004,575	885,027

Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 58,987,330 and 58,660,680 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	590	586
Additional paid-in capital	1,325,998	1,310,780
Accumulated net investment income, net of cumulative dividends of $696,070 and $662,563 as of March 31, 2018 and December 31, 2017, respectively	10,015	7,921
Accumulated net realized gain from investments (accumulated net realized gain from investments of $72,036 before cumulative dividends of $124,690 as of March 31, 2018 and accumulated net realized gain from investments of $64,576 before cumulative dividends of $124,690 as of December 31, 2017)	(52,654)	(60,114)
Net unrealized appreciation, net of income taxes	112,651	121,195

Total net assets	1,396,600	1,380,368

Total liabilities and net assets	$2,401,175	$2,265,395

NET ASSET VALUE PER SHARE	$23.67	$23.53

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$21,955	$12,988
Affiliate investments	9,071	9,899
Non-Control/Non-Affiliate investments	24,916	25,002

Total investment income	55,942	47,889
EXPENSES:
Interest	(10,265)	(8,608)
Compensation	(5,491)	(4,430)
General and administrative	(2,974)	(2,940)
Share-based compensation	(2,303)	(2,269)
Expenses allocated to the External Investment Manager	2,066	1,524

Total expenses	(18,967)	(16,723)

NET INVESTMENT INCOME	36,975	31,166
NET REALIZED GAIN (LOSS):
Control investments	13,094	(682)
Affiliate investments	—	22,930
Non-Control/Non-Affiliate investments	(5,634)	5,317
SBIC debentures	(1,374)	(5,217)

Total net realized gain	6,086	22,348

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(22,974)	11,880
Affiliate investments	14,238	(26,121)
Non-Control/Non-Affiliate investments	(2,146)	(7,850)
SBIC debentures	1,359	5,665

Total net unrealized depreciation	(9,523)	(16,426)

INCOME TAXES:
Federal and state income, excise and other taxes	(887)	(1,252)
Deferred taxes	1,866	(4,386)

Income tax benefit (provision)	979	(5,638)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$34,517	$31,450

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.63	$0.57

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.59	$0.57

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.570	$0.555
Supplemental dividends	—	—

Total dividends	$0.570	$0.555

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	58,852,252	55,125,170

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	1,035,286	11	37,700	—	—	—	37,711
Share-based compensation	—	—	2,269	—	—	—	2,269
Purchase of vested stock for employee payroll tax withholding	(8,964)	—	(343)	—	—	—	(343)
Dividend reinvestment	48,675	—	1,806	—	—	—	1,806
Amortization of directors' deferred compensation	—	—	163	—	—	—	163
Forfeited shares of terminated employees	(6,479)	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(11,039)	(19,564)	—	(30,603)
Net increase (decrease) resulting from operations	—	—	—	25,949	27,565	(22,064)	31,450

Balances at March 31, 2017	55,423,375	$554	$1,185,478	$33,943	$(50,886)	$74,845	$1,243,934

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$7,921	$(60,114)	$121,195	$1,380,368
Public offering of common stock, net of offering costs	309,895	4	11,332	—	—	—	11,336
Share-based compensation	—	—	2,303	—	—	—	2,303
Purchase of vested stock for employee payroll tax withholding	(5,392)	—	(212)	—	—	—	(212)
Dividend reinvestment	42,423	—	1,589	—	—	—	1,589
Amortization of directors' deferred compensation	—	—	206	—	—	—	206
Issuance of restricted stock	124	—	—	—	—	—	—
Dividends to stockholders	—	—	—	(33,507)	—	—	(33,507)
Net increase (decrease) resulting from operations	—	—	—	35,601	7,460	(8,544)	34,517

Balances at March 31, 2018	59,007,730	$590	$1,325,998	$10,015	$(52,654)	$112,651	$1,396,600

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$34,517	$31,450
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(340,405)	(186,922)
Proceeds from sales and repayments of debt investments in portfolio companies	133,835	184,487
Proceeds from sales and return of capital of equity investments in portfolio companies	32,268	37,041
Net unrealized depreciation	9,523	16,426
Net realized gain	(6,086)	(22,348)
Accretion of unearned income	(3,238)	(4,703)
Payment-in-kind interest	(576)	(1,607)
Cumulative dividends	(562)	(877)
Share-based compensation expense	2,303	2,269
Amortization of deferred financing costs	881	658
Deferred tax (benefit) provision	(1,866)	4,386
Changes in other assets and liabilities:
Interest receivable and other assets	(3,467)	(2,175)
Interest payable	3,237	(632)
Accounts payable and other liabilities	(4,913)	(2,284)
Deferred fees and other	1,392	597

Net cash provided by (used in) operating activities	(143,157)	55,766
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	11,336	37,711
Dividends paid	(31,872)	(28,593)
Proceeds from issuance of SBIC debentures	22,000	25,400
Repayments of SBIC debentures	(4,000)	(25,200)
Proceeds from credit facility	194,000	83,000
Repayments on credit facility	(70,000)	(138,000)
Payment of deferred issuance costs and SBIC debenture fees	(533)	(616)
Purchases of vested stock for employee payroll tax withholding	(212)	(343)

Net cash provided by (used in) financing activities	120,719	(46,641)

Net increase (decrease) in cash and cash equivalents	(22,438)	9,125
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,528	24,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,090	$33,605

Supplemental cash flow disclosures:
Interest paid	$6,116	$8,552
Taxes paid	$3,320	$1,677
Non-cash financing activities:
Shares issued pursuant to the DRIP	$1,589	$1,806

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$15,120
		Preferred Member Units (8,550,000 units)		8,444	—
		Member Units (45 units)		1	—

				32,273	15,120

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	1,650	1,647	1,647
		Member Units (1,500 units)		1,500	1,370

				3,147	3,017

ATS Workholding, LLC(10)	Manufacturer of Machine Cutting Tools and Accessories
		5% Secured Debt (Maturity—November 16, 2021)	4,186	3,735	3,735
		Preferred Member Units (3,725,862 units)		3,726	3,726

				7,461	7,461

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2020)	11,596	11,596	11,596
		Common Stock (57,508 shares)		6,350	9,370

				17,946	20,966

Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.66%, Secured Debt (Maturity—January 9, 2023)(9)	9,920	9,825	9,825
		Preferred Member Units (2,950 units)(8)		4,280	4,280

				14,105	14,105

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	4,900

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

California Splendor Holdings LLC	Processor of Frozen Fruits
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity—March 30, 2023)(9)	3,730	3,610	3,610
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,723	27,723
		Preferred Member Units (7,143 units)		12,500	12,500

				43,833	43,833

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units (416 units)(8)		1,300	67,340

Chamberlin Holding LLC	Roofing and Waterproofing Specialty Subcontractor
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity—February 26, 2023)(9)	21,600	21,389	21,389
		Member Units (4,347 units)		11,440	11,440

				32,829	32,829

Charps, LLC	Pipeline Maintenance and Construction
		12% Secured Debt (Maturity—February 3, 2022)	16,800	16,646	16,646
		Preferred Member Units (1,600 units)		400	1,190

				17,046	17,836

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.16%, Secured Debt (Maturity—December 20, 2021)(9)	13,280	13,174	13,280
		Member Units (717 units)(8)		7,280	9,780
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,178	1,166	1,178
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

				21,830	24,518

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,294	2,385

Copper Trail Energy Fund I, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 30.1%)(8)		2,500	2,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2018)	1,755	1,755	1,755
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(19)	12,511	12,479	10,780
		Class A Preferred Member Units		1,181	220
		Class B Preferred Member Units (6,453 units)		6,030	—

				21,445	12,755

Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity—February 13, 2023)(9)	18,722	18,523	18,523
		Preferred Stock (8,400 shares)		8,400	8,400

				26,923	26,923

Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.66%, Secured Debt (Maturity—June 24, 2021)(9)	22,910	22,737	22,910
		Member Units (8,619 units)(8)		14,844	26,530

				37,581	49,440

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity—March 31, 2020)(9)	5,362	5,327	5,327
		Member Units (1,200 units)		1,200	1,940

				6,527	7,267

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.66%, Secured Debt (Maturity—December 19, 2019)(9)	11,393	11,347	11,393
		Member Units (5,879 units)(8)		13,065	23,420

				24,412	34,813

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units (438 units)(8)		2,980	10,830

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		12.5% Secured Debt (Maturity—April 29, 2021)	12,698	12,608	12,608
		Member Units (3,681 units)		3,681	4,840

				16,289	17,448

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,306	9,500

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		536	536

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	4,980

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.66%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,922	9,922
		Preferred Member Units (3,200 units)		3,942	3,940

				13,864	13,862

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		11.5% Secured Debt (Maturity—November 15, 2020)	14,950	14,828	14,950
		Preferred Member Units (5,607 units)(8)		5,952	11,550

				20,780	26,500

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.25%, Secured Debt (Maturity—November 14, 2019)(9)	3,805	3,771	3,805
		Member Units (627 units)(8)		811	5,100

				4,582	8,905

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2020)	75	72	75
		12.5% Secured Debt (Maturity—September 28, 2020)	5,900	5,870	5,900
		Member Units (325 units)(8)		783	4,740

				6,725	10,715

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—July 1, 2022)	8,339	8,298	8,339
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)		5,273	6,730
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	520

				15,024	16,421

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

Market Force Information, LLC	Provider of Customer Experience Management Services
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.01%, Secured Debt (Maturity—July 28, 2022)(9)	22,880	22,676	22,676
		Member Units (657,113 units)		14,700	14,700

				37,376	37,376

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		10% Secured Debt (Maturity—August 31, 2020)	12,425	12,238	12,238
		Preferred Member Units (4,000 shares)		6,000	6,000

				18,238	18,238

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—January 15, 2020)	1,750	1,743	1,743
		12% Secured Debt (Maturity—January 15, 2020)	3,900	3,867	3,867
		Member Units (7,874 units)		3,001	2,171
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	780	780	780
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

				10,181	9,851

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	48,722

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	7,562	7,501	7,501
		Common Stock (5,873 shares)		2,720	6,050

				10,221	13,551

NAPCO Precast, LLC	Precast Concrete Manufacturing
		LIBOR Plus 8.50%, Current Coupon 10.51%, Secured Debt (Maturity—May 31, 2019)	11,475	11,445	11,475
		Member Units (2,955 units)(8)		2,975	12,180

				14,420	23,655

NexRev LLC	Provider of Energy Efficiency Products & Services
		11% Secured Debt (Maturity—February 28, 2023)	17,440	17,268	17,268
		Preferred Member Units (86,400,000 units)		6,880	6,880

				24,148	24,148

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.19%, Secured Debt (Maturity—January 15, 2019)(9)	400	400	400
		14% Secured Debt (Maturity—January 15, 2019)	3,865	3,836	3,865
		Warrants (251,723 equivalent units; Expiration—January 15, 2026; Strike price—$0.01 per unit)		252	500
		Member Units (1,454,167 units)		765	2,500

				5,253	7,265

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
		Member Units (65,962 units)(8)		3,717	4,130

				10,093	10,506

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity—January 31, 2022)	20,600	20,429	20,429
		Preferred Member Units (406 units)		10,200	10,200

				30,629	30,629

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	14,290

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	10,310

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.69%, Secured Debt (Maturity—November 15, 2021)(9)	16,100	15,978	16,100
		Common Stock (1,962 shares)(8)		2,150	11,660

				18,128	27,760

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	Noise Abatement Service Provider
		13% Secured Debt (Maturity—April 30, 2020)	7,477	7,359	7,477
		Preferred Member Units (19,631 units)(8)		4,600	13,090
		Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	780

				13,159	21,347

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Zero Coupon Secured Debt (Maturity—June 8, 2020)	7,341	7,341	6,950
		Member Units (1,000 units)		3,293	5,363

				10,634	12,313

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	728	728
		Member Units (1,150 units)		1,150	4,610
		Member Units (RA Properties, LLC) (1,500 units)		369	2,670

				2,247	8,008

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,924	1,510
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,480

				8,820	3,990

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	184	184	184
		Member Units (1,867 units)(8)		3,579	3,880

				3,763	4,064

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,801	2,801
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,507	5,801

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	997	997
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	—
		Preferred Member Units (10,072 units)		2,834	3,221

				7,481	7,268

Subtotal Control Investments (36.6% of total investments at fair value)				$649,096	$846,797

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$900
		Preferred Member Units (186 units)(8)		1,200	3,760

				1,459	4,660

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	8,715	8,576	8,715
		Options (2 equivalent units)		397	920
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	520

				9,446	10,155

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity—April 8, 2021)(9)	720	700	700
		15% Secured Debt (Maturity—April 8, 2021)	4,000	3,883	3,883
		Member Units (800,000 units)		800	550

				5,383	5,133

Boccella Precast Products LLC	Manufacturer of Precast Hollow Core Concrete
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity—June 30, 2022)(9)	16,582	16,426	16,582
		Member Units (2,160,000 units)(8)		2,160	4,860

				18,586	21,442

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,120	4,740

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,962	5,962
		Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	4,020
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	993	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				10,087	11,982

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity—June 30, 2020)(9)	20,004	19,904	19,904
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,238	4,233

				24,142	24,137

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,083	4,063	4,083
		Member Units (65,356 units)(8)		654	3,230

				4,717	7,313

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,470	4,500
		Class A Units (1,500,000 units)		1,500	2,180

				5,970	6,680

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		8.50% Secured Debt (Maturity—February 2, 2023)	7,992	7,992	7,912
		Common Stock (19,041 shares)		3,141	3,141

				11,133	11,053

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,950

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,210	480
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,754

				23,079	19,234

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	7,246
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	2,182

				7,900	9,428

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Preferred Units (2,000,000 units)(8)		2,000	1,350

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		451	403

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,554
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,506

				14,532	14,060

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		8% Secured Debt (Maturity—January 1, 2019)	12,483	12,483	11,532
		Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				12,883	11,532

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity—March 1, 2019)(9)	400	394	394
		13% Secured Debt (Maturity—March 1, 2019)	10,988	10,926	10,926
		Preferred Stock (404,998 shares)		1,140	—
		Common Stock (212,033 shares)		2,983	—

				15,443	11,320

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (HPEP 3, L.P.) (Fully diluted 9.9%)		1,033	1,033

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		10.5% Secured Debt (Maturity—December 2, 2021)	14,300	14,181	14,300
		Preferred Member Units (226 units)(8)		2,850	6,223
		Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	328

				17,181	20,851

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,200
		Member Units (315,756 units)(8)		2,179	6,660

				5,179	9,860

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,841

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	2,000

Meisler Operating LLC	Provider of Short-term Trailer and Container Rental
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.20%, Secured Debt (Maturity—June 7, 2022)(9)	18,960	18,779	18,779
		Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	5,570

				23,634	24,349

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,247	5,247	5,247
		10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	49	49	49
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				9,196	5,296

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Current / 3% PIK Secured Debt (Maturity—March 31, 2019)(19)	12,617	12,571	12,571
		Preferred Stock (1,740,000 shares) (non-voting)		1,740	3,480
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	290

				18,238	16,341

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	12,559	12,515	12,515
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		3,102	3,102

				15,617	15,617

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.81%, Secured Debt (Maturity—January 13, 2019)(9)	8,535	8,531	8,535
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.81% / 1.00% PIK, Current Coupon Plus PIK 10.81%, Secured Debt (Maturity—January 13, 2019)(9)(19)	138	138	138
		15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	897	897	897
		Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		2,993	2,980
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,609	7,560
		Common Stock (1,075,992 shares)		—	2,680

				20,168	22,790

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	860
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	2,030

				4,717	2,890

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 14.16%, Secured Debt (Maturity—December 29, 2020)(9)	11,646	11,571	11,571
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,740

				13,171	13,311

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	16,734	15,358	15,358
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,577	1,471

				31,935	30,829

Subtotal Affiliate Investments (15.5% of total investments at fair value)				$382,351	$359,460

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)(13)	Substance Abuse Treatment Service Provider
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity—June 30, 2023)(9)	$14,782	$14,489	$15,041

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—November 3, 2020)(9)	9,894	9,678	9,894

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.81%, Secured Debt (Maturity—December 31, 2022)(9)	12,948	12,712	12,778

Aethon United BR LP(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity—September 8, 2023)(9)	3,438	3,390	3,390

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 8.81%, Secured Debt (Maturity—November 2, 2020)	8,434	8,283	8,487

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—July 19, 2021)(9)	13,846	13,785	13,935

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.80%, Secured Debt (Maturity—March 31, 2022)(9)	6,938	6,858	6,903

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity—December 8, 2021)(9)	15,592	14,964	15,588

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity—June 4, 2020)(9)	2,248	2,209	2,226
		Member Units (440,620 units)		4,928	3,718

				7,137	5,944

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.66%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		16% Secured Debt (Maturity—October 30, 2022)	14,416	14,349	14,349

				16,749	16,749

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—November 13, 2019)(9)	14,175	14,091	14,175

Arise Holdings, Inc.(10)	Tech-Enabled Business Process Outsourcing
		Preferred Stock (1,000,000 shares)		1,000	1,000

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.13%, Secured Debt (Maturity—June 22, 2021)(9)	7,114	6,974	7,106

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31% / 1.00% PIK, Current Coupon Plus PIK 8.31%, Secured Debt (Maturity—June 11, 2021)(9)(19)	9,515	9,414	8,849

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		Common Stock (553 shares)		400	1,470

BigName Commerce, LLC(10)	Provider of Envelopes and Complimentary Stationery Products
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity—May 11, 2022)(9)	2,472	2,446	2,446

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.31%, Secured Debt (Maturity—March 9, 2022)(9)	15,267	15,016	15,148
		Member Units (1,050,000 units)		1,050	1,000

				16,066	16,148

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.38%, Secured Debt (Maturity—November 6, 2020)(9)	11,939	11,781	8,417

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.00%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,709	6,577

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,463
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		1,000	1,063

				13,000	11,526

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,988	3,195

Cadence Aerospace LLC(10)	Aerostructure Manufacturing
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity—November 14, 2023)(9)	14,963	14,820	14,820

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—August 23, 2022)(9)	12,837	12,799	12,606

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)(14)	6,266	5,206	1,432

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity—December 5, 2021)(9)	5,062	5,006	5,062

Central Security Group, Inc.(11)	Security Alarm Monitoring Service Provider
		LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 6, 2021)(9)	7,461	7,444	7,480

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.79%, Secured Debt (Maturity—November 2, 2018)(9)	6,089	6,038	6,119
		6% Secured Debt (Maturity—August 1, 2019)	19,130	17,126	8,609

				23,164	14,728

Chloe Ox Parent, LLC(11)	In-Home Health Risk Assessment Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—December 23, 2024)(9)	7,400	7,328	7,492

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	82

Clickbooth.com, LLC(10)	Provider of Digital Advertising Performance Marketing Solutions
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity—December 5, 2022)(9)	2,981	2,925	2,925

Community Care Health Network, LLC(11)	In-Home Health Risk Assessment Provider
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.74%, Secured Debt (Maturity—February 16, 2025)(9)	3,188	3,180	3,215

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—June 30, 2023)(9)	6,938	6,905	6,920
		Member Units (28,000 units)		3,723	3,723

				10,628	10,643

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

CTVSH, PLLC(10)	Emergency Care and Specialty Service Animal Hospital
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity—August 3, 2022)(9)	11,700	11,595	11,595

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,247	7,247	7,247
		Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

				7,721	7,257

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.61%, Secured Debt (Maturity—February 12, 2021)(9)	10,146	10,052	10,146

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)(8)		—	9,010

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,487	1,623
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)(8)		2,072	1,122
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,317	3,732
		LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		6,870	6,933
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,864	5,015
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		3,015	2,716

				25,625	21,141

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,883	6,264

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity—February 7, 2020)(9)	14,217	14,205	14,199

Felix Investments Holdings II(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,270	3,270

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity—April 3, 2020)(9)	12,881	12,470	11,657

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity—October 29, 2021)(9)	9,270	9,200	9,351
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,775	3,974

				12,975	13,325

GoWireless Holdings, Inc.(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity—December 22, 2024)(9)	17,775	17,601	17,753

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—October 28, 2019)(9)	7,119	7,091	7,119

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.77%, Secured Debt (Maturity—January 31, 2018)(9)(17)	4,750	4,750	3,543
		13.75% Secured Debt (Maturity—July 31, 2018)	2,055	2,040	226

				6,790	3,769

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	16,625	16,118	16,558

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi- Concept Restaurant Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.89%, Secured Debt (Maturity—July 20, 2022)(9)	12,107	11,999	12,107

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 6.00%, Current Coupon 7.75%, Secured Debt (Maturity—January 28, 2020)	7,500	6,744	6,703
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity—January 28, 2021)(9)	8,438	7,995	7,805

				14,739	14,508

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.94% / 0.50% PIK, Current Coupon Plus PIK 7.44%, Secured Debt (Maturity—December 13, 2019)(9)(19)	30,610	29,860	29,769

Houghton Mifflin Harcourt Publishers Inc.(11)(13)	Provider of Educational Print and Digital Services
		LIBOR Plus 3.00% (Floor 1.00%), Current Coupon 4.88%, Secured Debt (Maturity—May 28, 2021)(9)	15,224	14,279	13,949

Hunter Defense Technologies, Inc.(10)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—March 29, 2023)(9)	41,022	40,099	40,099

Hydrofarm Holdings LLC(10)	Wholesaler of Horticultural Products
		LIBOR Plus 7.00%, Current Coupon 8.73%, Secured Debt (Maturity—May 12, 2022)	6,623	6,510	6,236

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.88%, Secured Debt (Maturity—May 1, 2019)(9)	11,758	11,571	11,773

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Implus Footcare, LLC(10)	Provider of Footwear and Related Accessories
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—April 30, 2021)(9)	19,270	19,029	19,156

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,633	4,561	4,414
		Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		88	86
		Member Units (Industrial Services Investments, LLC) (900 units)		900	300

				5,549	4,800

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	6,013	5,687

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity—April 11, 2023)(9)	11,970	11,865	12,120

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,970

Jacent Strategic Merchandising, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—September 16, 2020)(9)	10,982	10,931	10,982

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—May 26, 2021)(9)	4,275	4,265	4,275

Jacuzzi Brands LLC(11)	Manufacturer of Bath and Spa Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—June 28, 2023)(9)	3,925	3,854	3,964

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.98% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,307	12,439

Keypoint Government Solutions, Inc.(10)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.73%, Secured Debt (Maturity—April 18, 2024)(9)	11,875	11,769	11,875

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,504	2,504	2,479
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	919

				2,857	3,398

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,069	4,234

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity—December 22, 2024)(9)	9,704	9,500	9,753

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		Member Units (2.5 units)		125	57
		Member Units (LGI Predictive Analytics LLC) (190,712 units)		89	72

				214	129

LSF9 Atlantis Holdings, LLC(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—May 1, 2023)(9)	9,899	9,872	9,879

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Lulu's Fashion Lounge, LLC(10)	Fast Fashion E-Commerce Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.88%, Secured Debt (Maturity—August 28, 2022)(9)	13,125	12,753	13,519

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—September 9, 2020)(9)	17,283	17,208	17,283

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	1,170

NBG Acquisition Inc(11)	Wholesaler of Home Décor Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity—April 26, 2024)(9)	4,375	4,311	4,391

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.13%,	19,965	19,594	20,096
		Secured Debt (Maturity—July 14, 2022)(9)

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 10.02%, Secured Debt (Maturity—March 2, 2022)	15,458	15,326	15,326

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity—November 27, 2020)(9)	7,725	6,956	7,308

Novetta Solutions, LLC(11)	Provider of Advanced Analytics Solutions for Defense Agencies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.88%, Secured Debt (Maturity—October 17, 2022)(9)	15,559	15,105	15,144

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity—June 7, 2022)(9)	6,104	6,050	6,073

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,058	5,058	1,020

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.63%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,472	4,556

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	357	357	357
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	1,010
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	10

				1,156	1,377

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,031	3,031	1,958

Pier 1 Imports, Inc.(11)(13)	Decorative Home Furnishings Retailer
		LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity—April 30, 2021)(9)	7,513	7,137	7,156

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	10

				342	10

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity—December 22, 2021)(9)	6,781	6,667	6,781

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity—January 28, 2020)(9)	16,872	15,432	16,493

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.21%, Secured Debt (Maturity—November 30, 2021)(9)	8,839	8,839	8,839

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.52%, Secured Debt (Maturity—August 7, 2021)(9)	14,272	14,124	14,201

Radiology Partners, Inc.(10)	Radiology Practice Providing Scan Interpretations
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity—December 4, 2023)(9)	9,731	9,635	9,749

Research Now Group, Inc. and Survey Sampling International, LLC(11)	Provider of Outsourced Online Surveying
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity—December 20, 2024)(9)	13,500	12,845	13,437

Resolute Industrial, LLC(10)	HVAC Equipment Rental and Remanufacturing
		LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—July 26, 2022)(9)(25)	17,088	16,785	16,785
		Member Units (601 units)		750	750

				17,535	17,535

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		1% Current / 9% PIK Secured Debt (Maturity—December 21, 2024)(19)	721	407	400

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
		Member Units (2,779 units)		46	16

				471	16

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—June 9, 2021)(9)	12,002	11,770	11,852

SiTV, LLC(11)	Cable Networks Operator
		10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,051	6,336

SMART Modular Technologies, Inc.(10)(13)	Provider of Specialty Memory Solutions
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—August 9, 2022)(9)	14,250	13,993	14,179

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.06%, Secured Debt (Maturity—April 30, 2020)(9)	13,199	13,142	13,257

Staples Canada ULC(10)(13)(21)	Office Supplies Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity—September 12, 2023)(9)(22)	20,000	19,630	18,487

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity—November 30, 2022)(9)	9,500	9,262	9,642
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity—May 30, 2019)(9)	409	392	411

				9,654	10,053

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity—August 22, 2020)(9)	11,662	11,259	11,021

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	121

Tectonic Holdings, LLC	Financial Services Organization
		Member Units (200,000 units)(8)		2,000	2,320

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,606	7,808

TGP Holdings III LLC(11)	Outdoor Cooking & Accessories
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—September 25, 2024)(9)	6,881	6,806	6,935
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,928	5,075

				11,734	12,010

The Container Store, Inc.(11)(13)	Operator of Stores Offering Storage and Organizational Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—August 18, 2021)(9)	6,831	6,650	6,840

The Pasha Group(11)	Diversified Logistics and Transportation Provided
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.37%, Secured Debt (Maturity—January 26, 2023)(9)	12,109	11,756	12,230

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity—October 31, 2022)(9)(26)	17,545	17,415	17,676

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity—October 30, 2020)(9)	4,850	4,606	2,861

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 7.00%, Current Coupon 8.70%, Secured Debt (Maturity—March 7, 2024)	8,500	8,415	8,670

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—November 3, 2021)(9)	11,099	10,910	11,099

U.S. TelePacific Corp.(11)	Provider of Communications and Managed Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—May 2, 2023)(9)	20,651	20,463	20,104

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—April 16, 2020)(9)	13,430	13,341	13,363

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity—March 1, 2023)(9)	7,600	7,567	7,688

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.31%, Secured Debt (Maturity—February 16, 2022)(9)	3,319	3,060	3,114
		Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	600

				3,391	3,714

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity—July 21, 2022)(9)(23)	9,930	9,861	10,228

Wireless Vision Holdings, LLC(10)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity—September 29, 2022)(9)(24)	12,899	12,634	12,634

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

				1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (47.9% of total investments at fair value)				$1,126,103	$1,107,777

Total Portfolio Investments, March 31, 2018				$2,157,550	$2,314,034

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2018. As noted in this schedule, 69% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.01%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2018

(dollars in thousands)

(unaudited)

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company entered into a forward foreign currency contract with Cadence Bank to lend $24.2 million Canadian Dollars and receive $20.0 million U.S. Dollars with a settlement date of September 12, 2018. The unrealized appreciation on the forward foreign currency contract is $1.1 million as of March 31, 2018. This unrealized appreciation is offset by the foreign currency translation depreciation on the investment.

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

(27)
All Company's portfolio investments are generally subject to restrictions on resale as "restricted securities", unless otherwise noted.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	Private Cable Operator
		5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)(19)	$23,828	$23,828	$17,150
		Preferred Member Units (8,248,500 units)		8,142	—
		Member Units (45 units)		1	—

				31,971	17,150

ASC Interests, LLC	Recreational and Educational Shooting Facility
		11% Secured Debt (Maturity—July 31, 2018)	1,800	1,795	1,795
		Member Units (1,500 units)		1,500	1,530

				3,295	3,325

ATS Workholding, LLC(10)	Manufacturer of Machine Cutting Tools and Accessories
		5% Secured Debt (Maturity—November 16, 2021)	3,726	3,249	3,249
		Preferred Member Units (3,725,862 units)		3,726	3,726

				6,975	6,975

Bond-Coat, Inc.	Casing and Tubing Coating Services
		12% Secured Debt (Maturity—December 28, 2017)(17)	11,596	11,596	11,596
		Common Stock (57,508 shares)		6,350	9,370

				17,946	20,966

Café Brazil, LLC	Casual Restaurant Group
		Member Units (1,233 units)(8)		1,742	4,900

CBT Nuggets, LLC	Produces and Sells IT
	Training Certification
	Videos
		Member Units (416 units)(8)		1,300	89,560

Charps, LLC	Pipeline Maintenance and Construction
		12% Secured Debt (Maturity—February 3, 2022)	18,400	18,225	18,225
		Preferred Member Units (1,600 units)		400	650

				18,625	18,875

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—December 20, 2021)(9)	13,280	13,168	13,280
		Member Units (717 units)(8)		7,280	9,500
		10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,183	1,171	1,183
		Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

				21,829	24,243

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units (CMS Minerals II, LLC) (100 units)(8)		3,440	2,392

Copper Trail Energy Fund I, LP(12)(13)	Investment Partnership
		LP Interests (Fully diluted 30.1%)		2,500	2,500

Datacom, LLC	Technology and Telecommunications Provider
		8% Secured Debt (Maturity—May 30, 2018)	1,575	1,575	1,575
		5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(19)	12,349	12,311	11,110
		Class A Preferred Member Units		1,181	730
		Class B Preferred Member Units (6,453 units)		6,030	—

				21,097	13,415

Gamber-Johnson Holdings, LLC	Manufacturer of
	Ruggedized Computer
	Mounting Systems
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity—June 24, 2021)(9)	23,400	23,213	23,400
		Member Units (8,619 units)(8)		14,844	23,370

				38,057	46,770

Garreco, LLC	Manufacturer and Supplier of Dental Products
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity—March 31, 2020)(9)	5,483	5,443	5,443
		Member Units (1,200 units)		1,200	1,940

				6,643	7,383

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—December 19, 2019)(9)	11,603	11,550	11,603
		Member Units (5,879 units)(8)		13,065	21,970

				24,615	33,573

Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units (438 units)(8)		2,980	10,060

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—September 30, 2020)(9)	80	80	80
		12.5% Secured Debt (Maturity—April 29, 2021)	12,800	12,703	12,703
		Member Units (3,681 units)		3,681	4,840

				16,464	17,623

Harborside Holdings, LLC	Real Estate Holding Company
		Member units (100 units)		6,206	9,400

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		536	536

Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock (107,456 shares)		718	3,580

HW Temps LLC	Temporary Staffing Solutions
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,918	9,918
		Preferred Member Units (3,200 units)		3,942	3,940

				13,860	13,858

Hydratec, Inc.	Designer and Installer of Micro-Irrigation Systems
		Common Stock (7,095 shares)(8)		7,095	15,000

IDX Broker, LLC	Provider of Marketing and CRM Tools for the Real Estate Industry
		11.5% Secured Debt (Maturity—November 15, 2020)	15,250	15,116	15,250
		Preferred Member Units (5,607 units)(8)		5,952	11,660

				21,068	26,910

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—November 14, 2019)(9)	3,955	3,917	3,955
		Member Units (627 units)(8)		811	5,100

				4,728	9,055

KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		10% Secured Debt (Maturity—September 28, 2020)	375	372	375
		12.5% Secured Debt (Maturity—September 28, 2020)	5,900	5,867	5,900
		Member Units (325 units)(8)		783	4,420

				7,022	10,695

Lamb Ventures, LLC	Aftermarket Automotive Services Chain
		11% Secured Debt (Maturity—July 1, 2022)	9,942	9,890	9,942
		Preferred Equity (non-voting)		400	400
		Member Units (742 units)(8)		5,273	6,790
		9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
		Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	520

				16,616	18,084

Marine Shelters Holdings, LLC	Fabricator of Marine and Industrial Shelters
		12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
		Preferred Member Units (3,810 units)		5,352	—

				8,430	—

Market Force Information, LLC	Provider of Customer Experience Management Services
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity—July 28, 2022)(9)	23,360	23,143	23,143
		Member Units (657,113 units)		14,700	14,700

				37,843	37,843

MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		13% Secured Debt (Maturity—August 31, 2020)	12,600	12,526	12,526
		Preferred Member Units (4,000 shares)		6,000	6,000

				18,526	18,526

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Mid-Columbia Lumber Products, LLC	Manufacturer of Finger-Jointed Lumber Products
		10% Secured Debt (Maturity—January 15, 2020)	1,398	1,390	1,390
		12% Secured Debt (Maturity—January 15, 2020)	3,900	3,863	3,863
		Member Units (5,714 units)		2,405	1,575
		9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	791	791	791
		Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

				9,239	8,909

MSC Adviser I, LLC(16)	Third Party Investment Advisory Services
		Member Units (Fully diluted 100.0%)(8)		—	41,768

Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		12% Secured Debt (Maturity—August 15, 2019)	7,768	7,696	7,696
		Common Stock (5,873 shares)		2,720	6,820

				10,416	14,516

NAPCO Precast, LLC	Precast Concrete Manufacturing
		LIBOR Plus 8.50%, Current Coupon 9.98%, Secured Debt (Maturity—May 31, 2019)	11,475	11,439	11,475
		Member Units (2,955 units)(8)		2,975	11,670

				14,414	23,145

NRI Clinical Research, LLC	Clinical Research Service Provider
		LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—January 15, 2018)(9)	400	400	400
		14% Secured Debt (Maturity—January 15, 2018)	3,865	3,865	3,865
		Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	500
		Member Units (1,454,167 units)		765	2,500

				5,282	7,265

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
		Member Units (65,208 units)(8)		3,717	3,250

				10,093	9,626

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		12% Secured Debt (Maturity—January 31, 2022)	20,600	20,420	20,420
		Preferred Member Units (406 units)		10,200	10,200

				30,620	30,620

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock (1,500 shares)(8)		1,080	14,110

Pegasus Research Group, LLC	Provider of Telemarketing and Data Services
		Member Units (460 units)(8)		1,290	10,310

PPL RVs, Inc.	Recreational Vehicle Dealer
		LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.34%, Secured Debt (Maturity—November 15, 2021)(9)	16,100	15,972	16,100
		Common Stock (1,962 shares)(8)		2,150	12,440

				18,122	28,540

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	Noise Abatement Service Provider
		13% Secured Debt (Maturity—April 30, 2020)	7,477	7,347	7,477
		Preferred Member Units (19,631 units)		4,600	11,490
		Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	650

				13,147	19,617

Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Zero Coupon Secured Debt (Maturity—June 8, 2020)	7,341	7,341	6,950
		Member Units (1,000 units)		2,868	4,938

				10,209	11,888

River Aggregates, LLC	Processor of Construction Aggregates
		Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	707	707
		Member Units (1,150 units)		1,150	4,610
		Member Units (RA Properties, LLC) (1,500 units)		369	2,559

				2,226	7,876

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

SoftTouch Medical Holdings LLC	Provider of In-Home Pediatric Durable Medical Equipment
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,110	7,140
		Member Units (4,450 units)(8)		4,930	10,089

				12,040	17,229

The MPI Group, LLC	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
		9% Secured Debt (Maturity—October 2, 2018)	2,924	2,923	2,410
		Series A Preferred Units (2,500 units)		2,500	—
		Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
		Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,389

				8,819	4,799

Uvalco Supply, LLC	Farm and Ranch Supply Store
		9% Secured Debt (Maturity—January 1, 2019)	348	348	348
		Member Units (1,867 units)(8)		3,579	3,880

				3,927	4,228

Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		13% Secured Debt (Maturity—December 23, 2018)	2,814	2,797	2,797
		Series A Preferred Stock (3,000,000 shares)		3,000	3,000
		Common Stock (1,126,242 shares)		3,706	—

				9,503	5,797

Ziegler's NYPD, LLC	Casual Restaurant Group
		6.5% Secured Debt (Maturity—October 1, 2019)	1,000	996	996
		12% Secured Debt (Maturity—October 1, 2019)	300	300	300
		14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
		Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	—
		Preferred Member Units (10,072 units)		2,834	3,220

				7,480	7,266

Subtotal Control Investments (34.6% of total investments at fair value)				$530,034	$750,706

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	Provider of Rent-to-Own Financing Solutions and Services
		Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$860
		Preferred Member Units (186 units)(8)		1,200	3,590

				1,459	4,450

Barfly Ventures, LLC(10)	Casual Restaurant Group
		12% Secured Debt (Maturity—August 31, 2020)	8,715	8,572	8,715
		Options (2 equivalent units)		397	920
		Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	520

				9,442	10,155

BBB Tank Services, LLC	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity—April 8, 2021)(9)	800	778	778
		15% Secured Debt (Maturity—April 8, 2021)	4,000	3,876	3,876
		Member Units (800,000 units)		800	500

				5,454	5,154

Boccella Precast Products LLC	Manufacturer of Precast Hollow Core Concrete
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity—June 30, 2022)(9)	16,400	16,230	16,400
		Member Units (2,160,000 units)		2,160	3,440

				18,390	19,840

Boss Industries, LLC	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
		Preferred Member Units (2,242 units)(8)		2,080	3,930

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		13% Secured Debt (Maturity—July 25, 2021)	7,500	5,884	5,884
		Warrants (63 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,520
		13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	992	1,000
		Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

				10,008	11,404

Buca C, LLC	Casual Restaurant Group
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity—June 30, 2020)(9)	20,304	20,193	20,193
		Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,177	4,172

				24,370	24,365

CAI Software LLC	Provider of Specialized Enterprise Resource Planning Software
		12% Secured Debt (Maturity—October 10, 2019)	4,083	4,060	4,083
		Member Units (65,356 units)(8)		654	3,230

				4,714	7,313

Chandler Signs Holdings, LLC(10)	Sign Manufacturer
		12% Secured Debt (Maturity—July 4, 2021)	4,500	4,468	4,500
		Class A Units (1,500,000 units)(8)		1,500	2,650

				5,968	7,150

Condit Exhibits, LLC	Tradeshow Exhibits / Custom Displays Provider
		Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	Investment Partnership
		LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,515
		LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,632

				23,599	20,147

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Dos Rios Partners(12)(13)	Investment Partnership
		LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	7,165
		LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,889

				7,900	9,054

Dos Rios Stone Products LLC(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
		Class A Preferred Units (2,000,000 units)(8)		2,000	1,790

East Teak Fine Hardwoods, Inc.	Distributor of Hardwood Products
		Common Stock (6,250 shares)(8)		480	630

EIG Fund Investments(12)(13)	Investment Partnership
		LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		1,103	1,055

Freeport Financial Funds(12)(13)	Investment Partnership
		LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,614
		LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,506

				14,532	14,120

Gault Financial, LLC (RMB Capital, LLC)	Purchases and Manages Collection of Healthcare and other Business Receivables
		10.5% Secured Debt (Maturity—January 1, 2019)	12,483	12,483	11,532
		Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

				12,883	11,532

Guerdon Modular Holdings, Inc.	Multi-Family and Commercial Modular Construction Company
		13% Secured Debt (Maturity—August 13, 2019)	10,708	10,632	10,632
		Preferred Stock (404,998 shares)		1,140	—
		Common Stock (212,033 shares)		2,983	—

				14,755	10,632

Harris Preston Fund Investments(12)(13)	Investment Partnership
		LP Interests (HPEP 3, L.P.) (Fully diluted 9.9%)		943	943

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Hawk Ridge Systems, LLC(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
		11% Secured Debt (Maturity—December 2, 2021)	14,300	14,175	14,300
		Preferred Member Units (226 units)(8)		2,850	3,800
		Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	200

				17,175	18,300

Houston Plating and Coatings, LLC	Provider of Plating and Industrial Coating Services
		8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,200
		Member Units (315,756 units)		2,179	6,140

				5,179	9,340

I-45 SLF LLC(12)(13)	Investment Partnership
		Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,841

L.F. Manufacturing Holdings, LLC(10)	Manufacturer of Fiberglass Products
		Member Units (2,179,001 units)		2,019	2,000

Meisler Operating LLC	Provider of Short-term Trailer and Container Rental
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity—June 7, 2022)(9)	16,800	16,633	16,633
		Member Units (Milton Meisler Holdings LLC) (31,976 units)		3,200	3,390

				19,833	20,023

OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,094	5,094	5,094
		10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	48	48	48
		Preferred Stock (912 shares)		1,981	—
		Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

				9,042	5,142

OPI International Ltd.(13)	Provider of Man Camp and Industrial Storage Services
		Common Stock (20,766,317 shares)		1,371	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

PCI Holding Company, Inc.	Manufacturer of Industrial Gas Generating Systems
		12% Secured Debt (Maturity—March 31, 2019)	12,650	12,593	12,593
		Preferred Stock (1,740,000 shares) (non-voting)		1,740	2,610
		Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	890

				18,260	16,093

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
		Preferred Member Units (250 units)		2,500	—

				32,781	250

Tin Roof Acquisition Company	Casual Restaurant Group
		12% Secured Debt (Maturity—November 13, 2018)	12,783	12,722	12,722
		Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		3,027	3,027

				15,749	15,749

UniTek Global Services, Inc.(11)	Provider of Outsourced Infrastructure Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.20%, Secured Debt (Maturity—January 13, 2019)(9)	8,535	8,529	8,535
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.20% / 1.00% PIK, Current Coupon Plus PIK 10.20%, Secured Debt (Maturity—January 13, 2019)(9)(19)	137	137	137
		15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	865	865	865
		Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		2,858	2,850
		Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,361	7,320
		Common Stock (1,075,992 shares)		—	2,490

				19,750	22,197

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Universal Wellhead Services Holdings, LLC(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
		Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	830
		Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	1,910

				4,717	2,740

Valley Healthcare Group, LLC	Provider of Durable Medical Equipment
		LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity—December 29, 2020)(9)	11,766	11,685	11,685
		Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

				13,285	13,285

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		11.5% Secured Debt (Maturity—January 26, 2020)	16,734	15,200	15,200
		Preferred Member Units (4,876,670 units)		14,000	14,000
		Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,080

				31,776	31,280

Subtotal Affiliate Investments (15.6% of total investments at fair value)				$367,317	$338,854

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	Substance Abuse Treatment Service Provider
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity—June 30, 2023)(9)	$11,751	$11,475	$11,810

Adams Publishing Group, LLC(10)	Local Newspaper Operator
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—November 3, 2020)(9)	10,341	10,116	10,147

ADS Tactical, Inc.(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
		LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity—December 31, 2022)(9)	13,014	12,767	12,833

Aethon United BR LP(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—September 8, 2023)(9)	3,438	3,388	3,388

Ahead, LLC(10)	IT Infrastructure Value Added Reseller
		LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity—November 2, 2020)	11,061	10,848	11,130

Allflex Holdings III Inc.(11)	Manufacturer of Livestock Identification Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—July 19, 2021)(9)	13,846	13,781	13,955

American Scaffold Holdings, Inc.(10)	Marine Scaffolding Service Provider
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity—March 31, 2022)(9)	7,031	6,947	6,996

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	Provider of Audio Conferencing and Video Collaboration Solutions
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity—December 8, 2021)(9)	10,582	9,934	10,443
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,589	3,507

				13,523	13,950

Anchor Hocking, LLC(11)	Household Products Manufacturer
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity—June 4, 2020)(9)	2,254	2,211	2,248
		Member Units (440,620 units)		4,928	3,745

				7,139	5,993

Apex Linen Service, Inc.	Industrial Launderers
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
		16% Secured Debt (Maturity—October 30, 2022)	14,416	14,347	14,347

				16,747	16,747

Arcus Hunting LLC.(10)	Manufacturer of Bowhunting and Archery Products and Accessories
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—November 13, 2019)(9)	15,391	15,294	15,391

ATI Investment Sub, Inc.(11)	Manufacturer of Solar Tracking Systems
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity—June 22, 2021)(9)	7,364	7,215	7,346

ATX Networks Corp.(11)(13)(21)	Provider of Radio Frequency Management Equipment
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33% / 1.00% PIK, Current Coupon Plus PIK 8.33%, Secured Debt (Maturity—June 11, 2021)(9)(19)	9,567	9,454	9,507

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Berry Aviation, Inc.(10)	Airline Charter Service Operator
		13.75% Secured Debt (Maturity—January 30, 2020)	5,627	5,598	5,627
		Common Stock (553 shares)		400	1,010

				5,998	6,637

BigName Commerce, LLC(10)	Provider of Envelopes and Complimentary Stationery Products
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—May 11, 2022)(9)	2,488	2,461	2,461

Binswanger Enterprises, LLC(10)	Glass Repair and Installation Service Provider
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity—March 9, 2022)(9)	15,325	15,060	15,192
		Member Units (1,050,000 units)		1,050	1,000

				16,110	16,192

Bluestem Brands, Inc.(11)	Multi-Channel Retailer of General Merchandise
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity—November 6, 2020)(9)	12,127	11,955	8,540

Brainworks Software, LLC(10)	Advertising Sales and Newspaper Circulation Software
		Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.75%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,705	6,573

Brightwood Capital Fund Investments(12)(13)	Investment Partnership
		LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,328
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		1,000	1,063

				13,000	11,391

Brundage-Bone Concrete Pumping, Inc.(11)	Construction Services Provider
		10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,987	3,180

Cadence Aerospace LLC(10)	Aerostructure Manufacturing
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity—November 14, 2023)(9)	15,000	14,853	14,853

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

CapFusion, LLC(13)	Non-Bank Lender to Small Businesses
		13% Secured Debt (Maturity—March 25, 2021)(14)	6,705	5,645	1,871

California Pizza Kitchen, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—August 23, 2022)(9)	12,902	12,862	12,677

CDHA Management, LLC(10)	Dental Services
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity—December 5, 2021)(9)	5,365	5,303	5,365

Central Security Group, Inc.(11)	Security Alarm Monitoring Service Provider
		LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—October 6, 2021)(9)	7,481	7,462	7,518

Cenveo Corporation(11)	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
		6% Secured Debt (Maturity—August 1, 2019)	19,130	17,126	13,582

Charlotte Russe, Inc(11)	Fast-Fashion Retailer to Young Women
		LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity—May 22, 2019)(9)	19,041	16,473	7,807

Clarius BIGS, LLC(10)	Prints & Advertising Film Financing
		15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	85

Clickbooth.com, LLC(10)	Provider of Digital Advertising Performance Marketing Solutions
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity—December 5, 2022)(9)	3,000	2,941	2,941

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Construction Supply Investments, LLC(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—June 30, 2023)(9)	7,125	7,090	7,090
		Member Units (28,000 units)		3,723	3,723

				10,813	10,813

CTVSH, PLLC(10)	Emergency Care and Specialty Service Animal Hospital
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity—August 3, 2022)(9)	11,850	11,739	11,739

Darr Equipment LP(10)	Heavy Equipment Dealer
		11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,229	7,229	7,229
		Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

				7,703	7,239

Digital River, Inc.(11)	Provider of Outsourced e-Commerce Solutions and Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—February 12, 2021)(9)	9,313	9,266	9,337

Drilling Info Holdings, Inc.	Information Services for the Oil and Gas Industry
		Common Stock (3,788,865 shares)(8)		—	8,610

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

EnCap Energy Fund Investments(12)(13)	Investment Partnership
		LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,906	2,202
		LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,227	1,549
		LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,305	3,720
		LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		6,277	6,225
		LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,138	6,116
		LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		3,458	3,828

				26,311	23,640

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	Technology-based Performance Support Solutions
		LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,878	6,244

Extreme Reach, Inc.(11)	Integrated TV and Video Advertising Platform
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity—February 7, 2020)(9)	10,411	10,397	10,398

Felix Investments Holdings II(10)	Oil & Gas Exploration & Production
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,267	3,267

Flavors Holdings Inc.(11)	Global Provider of Flavoring and Sweetening Products
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity—April 3, 2020)(9)	13,076	12,616	12,128

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

GI KBS Merger Sub LLC(11)	Outsourced Janitorial Services to Retail/Grocery Customers
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.48%, Secured Debt (Maturity—October 29, 2021)(9)	6,807	6,733	6,833
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,769	3,793

				10,502	10,626

GoWireless Holdings, Inc.(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity—December 22, 2024)(9)	18,000	17,820	17,865

Grace Hill, LLC(10)	Online Training Tools for the Multi-Family Housing Industry
		Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 15, 2019)(9)	1,215	1,208	1,215
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.58%, Secured Debt (Maturity—August 15, 2019)(9)	11,407	11,356	11,407

				12,564	12,622

Great Circle Family Foods, LLC(10)	Quick Service Restaurant Franchise
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity—October 28, 2019)(9)	7,219	7,187	7,219

Grupo Hima San Pablo, Inc.(11)	Tertiary Care Hospitals
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,750	4,748	3,541
		13.75% Secured Debt (Maturity—July 31, 2018)	2,055	2,040	226

				6,788	3,767

GST Autoleather, Inc.(11)	Automotive Leather Manufacturer
		PRIME Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity—April 5, 2018)(9)	7,578	7,500	7,500
		PRIME Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—July 10, 2020)(9)	15,619	15,120	11,813

				22,620	19,313

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Guitar Center, Inc.(11)	Musical Instruments Retailer
		6.5% Secured Debt (Maturity—April 15, 2019)	16,625	16,009	15,378

Hojeij Branded Foods, LLC(10)	Multi-Airport, Multi-Concept Restaurant Operator
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—July 20, 2022)(9)	12,137	12,022	12,137

Hoover Group, Inc.(10)(13)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity—January 28, 2021)(9)	8,460	7,986	7,783

Hostway Corporation(11)	Managed Services and Hosting Provider
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2019)(9)	20,150	19,796	19,621
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2018)(9)	12,406	11,575	11,692

				31,371	31,313

Hunter Defense Technologies, Inc.(11)	Provider of Military and Commercial Shelters and Systems
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—August 5, 2019)(9)	20,224	19,851	19,997

Hydrofarm Holdings LLC(10)	Wholesaler of Horticultural Products
		LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity—May 12, 2022)	6,708	6,588	6,699

iEnergizer Limited(11)(13)(21)	Provider of Business Outsourcing Solutions
		LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity—May 1, 2019)(9)	11,005	10,764	10,977

Implus Footcare, LLC(10)	Provider of Footwear and Related Accessories
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity—April 30, 2021)(9)	19,372	19,115	19,243

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Indivior Finance LLC(11)(13)	Specialty Pharmaceutical Company Treating Opioid Dependence
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 18, 2022)(9)	1,176	1,171	1,182

Industrial Services Acquisition, LLC(10)	Industrial Cleaning Services
		11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,553	4,478	4,553
		Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

				5,378	5,363

Inn of the Mountain Gods Resort and Casino(11)	Hotel & Casino Owner & Operator
		9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,994	5,687

iPayment, Inc.(11)	Provider of Merchant Acquisition
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity—April 11, 2023)(9)	11,970	11,861	12,090

iQor US Inc.(11)	Business Process Outsourcing Services Provider
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—April 1, 2021)(9)	990	983	986

irth Solutions, LLC	Provider of Damage Prevention Information Technology Services
		Member Units (27,893 units)		1,441	1,920

Jacent Strategic Merchandising, LLC(10)	General Merchandise Distribution
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.01%, Secured Debt (Maturity—September 16, 2020)(9)	11,110	11,054	11,110

Jackmont Hospitality, Inc.(10)	Franchisee of Casual Dining Restaurants
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity—May 26, 2021)(9)	4,390	4,379	4,390

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Jacuzzi Brands LLC(11)	Manufacturer of Bath and Spa Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—June 28, 2023)(9)	3,950	3,876	3,980

Joerns Healthcare, LLC(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,299	12,472

Keypoint Government Solutions, Inc.(10)	Provider of Pre-Employment Screening Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity—April 18, 2024)(9)	12,031	11,921	12,031

Larchmont Resources, LLC(11)	Oil & Gas Exploration & Production
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,418	2,418	2,394
		Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	976

				2,771	3,370

LKCM Headwater Investments I, L.P.(12)(13)	Investment Partnership
		LP Interests (Fully diluted 2.3%)		2,500	4,234

Logix Acquisition Company, LLC(10)	Competitive Local Exchange Carrier
		LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity—August 9, 2024)(9)	10,135	9,921	9,921

Looking Glass Investments, LLC(12)(13)	Specialty Consumer Finance
		Member Units (2.5 units)		125	57
		Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		108	92

				233	149

LSF9 Atlantis Holdings, LLC(11)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—May 1, 2023)(9)	2,963	2,931	2,978

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Lulu's Fashion Lounge, LLC(10)	Fast Fashion E-Commerce Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity—August 28, 2022)(9)	13,381	12,993	13,531

Messenger, LLC(10)	Supplier of Specialty Stationery and Related Products to the Funeral Industry
		LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—September 9, 2020)(9)	17,331	17,249	17,331

Minute Key, Inc.	Operator of Automated Key Duplication Kiosks
		Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	1,170

NBG Acquisition Inc(11)	Wholesaler of Home Décor Products
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—April 26, 2024)(9)	4,402	4,336	4,452

New Media Holdings II LLC(11)(13)	Local Newspaper Operator
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity—July 14, 2022)(9)	17,715	17,342	17,864

NNE Partners, LLC(10)	Oil & Gas Exploration & Production
		LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity—March 2, 2022)	11,958	11,854	11,854

North American Lifting Holdings, Inc.(11)	Crane Service Provider
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity—November 27, 2020)(9)	7,745	6,913	7,256

Novetta Solutions, LLC(11)	Provider of Advanced Analytics Solutions for Defense Agencies
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity—October 17, 2022)(9)	14,636	14,189	14,239

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

NTM Acquisition Corp.(11)	Provider of B2B Travel Information Content
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity—June 7, 2022)(9)	6,186	6,126	6,155

Ospemifene Royalty Sub LLC (QuatRx)(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
		11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	1,198

P.F. Chang's China Bistro, Inc.(11)	Casual Restaurant Group
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.51%, Secured Debt (Maturity—September 1, 2022)(9)	4,988	4,846	4,715

Paris Presents Incorporated(11)	Branded Cosmetic and Bath Accessories
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,471	4,477

Parq Holdings Limited Partnership(11)(13)(21)	Hotel & Casino Operator
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity—December 17, 2020)(9)	7,481	7,399	7,528

Permian Holdco 2, Inc.(11)	Storage Tank Manufacturer
		14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	306	306	306
		Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	980
		Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	140

				1,105	1,426

Pernix Therapeutics Holdings, Inc.(10)	Pharmaceutical Royalty
		12% Secured Debt (Maturity—August 1, 2020)	3,129	3,129	1,971

Point.360(10)	Fully Integrated Provider of Digital Media Services
		Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
		Common Stock (163,658 shares)		273	11

				342	11

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

PPC/SHIFT LLC(10)	Provider of Digital Solutions to Automotive Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—December 22, 2021)(9)	6,869	6,748	6,869

Prowler Acquisition Corp.(11)	Specialty Distributor to the Energy Sector
		LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity—January 28, 2020)(9)	12,830	11,332	12,253

PT Network, LLC(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.86%, Secured Debt (Maturity—November 30, 2021)(9)	8,553	8,553	8,553

QBS Parent, Inc.(11)	Provider of Software and Services to the Oil & Gas Industry
		LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.13%, Secured Debt (Maturity—August 7, 2021)(9)	14,272	14,114	14,165

Research Now Group, Inc. and Survey Sampling International, LLC(11)	Provider of Outsourced Online Surveying
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.13%, Secured Debt (Maturity—December 20, 2024)(9)	13,500	12,826	12,826

Resolute Industrial, LLC(10)	HVAC Equipment Rental and Remanufacturing
		LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity—July 26, 2022)(9)(25)	17,088	16,770	16,770
		Member Units (601 units)		750	750

				17,520	17,520

RGL Reservoir Operations Inc.(11)(13)(21)	Oil & Gas Equipment and Services
		1% Current / 9% PIK Secured Debt (Maturity—December 21, 2024)(19)	721	407	407

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

RM Bidder, LLC(10)	Scripted and Unscripted TV and Digital Programming Provider
		Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
		Member Units (2,779 units)		46	20

				471	20

SAFETY Investment Holdings, LLC	Provider of Intelligent Driver Record Monitoring Software and Services
		Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	Provider of Asset Management Services
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity—June 9, 2021)(9)	10,081	9,870	9,778

SiTV, LLC(11)	Cable Networks Operator
		10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,006	7,040

SMART Modular Technologies, Inc.(10)(13)	Provider of Specialty Memory Solutions
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—August 9, 2022)(9)	14,625	14,351	14,552

Sorenson Communications, Inc.(11)	Manufacturer of Communication Products for Hearing Impaired
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,234	13,170	13,341

Staples Canada ULC(10)(13)(21)	Office Supplies Retailer
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity—September 12, 2023)(9)(22)	20,000	19,617	18,891

Strike, LLC(11)	Pipeline Construction and Maintenance Services
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—November 30, 2022)(9)	9,500	9,250	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity—May 30, 2019)(9)	2,500	2,479	2,513

				11,729	12,156

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Subsea Global Solutions, LLC(10)	Underwater Maintenance and Repair Services
		LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	7,687	7,637	7,687

Synagro Infrastructure Company, Inc(11)	Waste Management Services
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—August 22, 2020)(9)	9,161	8,933	8,608

Tectonic Holdings, LLC	Financial Services Organization
		Member Units (200,000 units)(8)		2,000	2,320

TE Holdings, LLC(11)	Oil & Gas Exploration & Production
		Member Units (97,048 units)		970	158

TeleGuam Holdings, LLC(11)	Cable and Telecom Services Provider
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,602	7,808

TGP Holdings III LLC(11)	Outdoor Cooking & Accessories
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—September 25, 2024)(9)	6,898	6,820	6,969
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,927	5,075

				11,747	12,044

The Container Store, Inc.(11)	Operator of Stores Offering Storage and Organizational Products
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—August 15, 2021)(9)	9,938	9,660	9,652

TMC Merger Sub Corp.(11)	Refractory & Maintenance Services Provider
		LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—October 31, 2022)(9)(26)	17,653	17,516	17,741

TOMS Shoes, LLC(11)	Global Designer, Distributor, and Retailer of Casual Footwear
		LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity—October 30, 2020)(9)	4,875	4,610	2,901

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Turning Point Brands, Inc.(10)(13)	Marketer/Distributor of Tobacco Products
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity—May 17, 2022)(9)(25)	8,436	8,364	8,605

TVG-I-E CMN ACQUISITION, LLC(10)	Organic Lead Generation for Online Postsecondary Schools
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—November 3, 2021)(9)	8,170	8,031	8,170

Tweddle Group, Inc.(11)	Provider of Technical Information Services to Automotive OEMs
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity—October 21, 2022)(9)	6,114	6,011	6,023

U.S. TelePacific Corp.(11)	Provider of Communications and Managed Services
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—May 2, 2023)(9)	20,703	20,507	19,862

US Joiner Holding Company(11)	Marine Interior Design and Installation
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—April 16, 2020)(9)	13,465	13,366	13,398

VIP Cinema Holdings, Inc.(11)	Supplier of Luxury Seating to the Cinema Industry
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—March 1, 2023)(9)	7,700	7,666	7,777

Vistar Media, Inc.(10)	Operator of Digital Out-of-Home Advertising Platform
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity—February 16, 2022)(9)	3,319	3,048	3,102
		Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	499

				3,379	3,601

Wellnext, LLC(10)	Manufacturer of Supplements and Vitamins
		LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity—July 21, 2022)(9)(23)	9,930	9,857	9,930

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Wireless Vision Holdings, LLC(10)	Provider of Wireless Telecommunications Carrier Services
		LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity—September 29, 2022)(9)(24)	12,932	12,654	12,654

Wirepath LLC(11)	E-Commerce Provider into Connected Home Market
		LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity—August 5, 2024)(9)	4,988	4,964	5,055

Zilliant Incorporated	Price Optimization and Margin Management Solutions
		Preferred Stock (186,777 shares)		154	260
		Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,189

				1,225	1,449

Subtotal Non-Control/Non-Affiliate Investments (49.8% of total investments at fair value)				$1,107,447	$1,081,745

Total Portfolio Investments, December 31, 2017				$2,004,798	$2,171,305

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

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

(27)
All Company's portfolio investments are generally subject to restrictions on resale as "restricted securities", unless otherwise noted.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the three months ended March 31, 2018 and 2017, and financial position as of March 31, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B, with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

        Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for Main Street's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 13 LMM portfolio companies for the three months ended March 31, 2018, representing approximately 17% of the total LMM portfolio at fair value as of March 31, 2018, and on a total of 12 LMM portfolio companies for the three months ended March 31, 2017, representing approximately 16% of the total LMM portfolio at fair value as of March 31, 2017. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of March 31, 2018 and 2017, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, which represented one LMM portfolio company as of March 31, 2017, or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2018 and 2017 was 20% and 18% of the total LMM portfolio at fair value as of March 31, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 95% of the Middle Market portfolio investments as of both March 31, 2018 and December 31, 2017), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of six Private Loan portfolio companies for the three months ended March 31, 2018, representing approximately 16% of the total Private Loan portfolio at fair value as of March 31, 2018, and on a total of nine Private Loan portfolio companies for the three months ended March 31, 2017, representing approximately 27% of the total Private Loan portfolio at fair value as of March 31, 2017. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of March 31, 2018 and 2017, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2018 and 2017 was 27% and 44% of the total Private Loan portfolio at fair value as of March 31, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.4% and 4.8% of Main Street's Investment Portfolio at fair value as of March 31, 2018 and December 31, 2017, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At March 31, 2018, cash balances totaling $25.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of March 31, 2018, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.8% of its fair value and 3.3% of its cost. As of December 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2018 and 2017, (i) approximately 1.0% and 3.4%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$39,612	$38,463
Dividend income	13,831	6,982
Fee income	2,499	2,444

Total interest, fee and dividend income	$55,942	$47,889

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2018 and 2017, approximately 2.9% and 3.5%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, Main Street has accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act beginning with the period ended December 31, 2017.

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

10.   Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation

        Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

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

        As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired as part of the acquisition accounting related to the MSC II Acquisition and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Unrealized Appreciation (Depreciation)—SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

13.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606)). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of Main Street's income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), Main Street has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, Main Street's timing of its income recognition remains the same and the adoption of the standard was not material.

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

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on Main Street's consolidated financial statements was not material.

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

          Level 3—Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the investment.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2018 and December 31, 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

        As of March 31, 2018 and December 31, 2017, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

        As of March 31, 2018 and December 31, 2017, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

        As of March 31, 2018 and December 31, 2017, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2018 and December 31, 2017:

Type of Investment	Fair Value as of March 31, 2018 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$675,229	Discounted cash flow	WACC	11.3% - 23.6%	13.9%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.5x - 8.5x(2)	7.3x	6.0x
Debt investments	$943,653	Discounted cash flow	Risk adjusted discount factor	7.1% - 16.8%(2)	11.3%	11.3%
			Expected principal recovery percentage	2.9% - 100.0%	99.7%	100.0%
Debt investments	$695,152	Market approach	Third-party quote	11.0 - 106.5

Total Level 3 investments	$2,314,034

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 17.5x and the range for risk adjusted discount factor is 4.3% - 35.0%.

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three month periods ended March 31, 2018 and 2017 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2017	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2018
Debt	$1,518,297	$—	$(154,935)	$270,617	$11,615	$(3,648)	$(3,141)	$1,638,805
Equity	641,493	—	(17,191)	51,027	(19,069)	4,153	3,141	663,554
Equity Warrant	11,515	—	—	—	—	160	—	11,675

	$2,171,305	$—	$(172,126)	$321,644	$(7,454)	$665	$—	$2,314,034

(1)
Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

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

(1)
Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

        As of March 31, 2018 and December 31, 2017, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,623	Discounted cash flow	Estimated market interest rates	4.9% - 5.7%	5.1%

Type of Instrument	Fair Value as of December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$48,608	Discounted cash flow	Estimated market interest rates	4.9% - 5.5%	5.1%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three month periods ended March 31, 2018 and 2017 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,359)	$44,623

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,665)	$49,155

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At March 31, 2018 and December 31, 2017, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,049,772	$—	$—	$1,049,772
Middle Market portfolio investments	617,941	—	—	617,941
Private Loan portfolio investments	496,533	—	—	496,533
Other Portfolio investments	101,066	—	—	101,066
External Investment Manager	48,722	—	—	48,722

Total investments	$2,314,034	$—	$—	$2,314,034

SBIC debentures at fair value	$44,623	$—	$—	$44,623

		Fair Value Measurements
		(in thousands)
At December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$948,196	$—	$—	$948,196
Middle Market portfolio investments	609,256	—	—	609,256
Private Loan portfolio investments	467,475	—	—	467,475
Other Portfolio investments	104,610	—	—	104,610
External Investment Manager	41,768	—	—	41,768

Total investments	$2,171,305	$—	$—	$2,171,305

SBIC debentures at fair value	$48,608	$—	$—	$48,608

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended March 31, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $2.1 million and $1.5 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2018, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income. For the three months ended March 31, 2017, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2018 and December 31, 2017 (this information excludes

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	59	55
Fair value	$1,049.8	$617.9	$496.5
Cost	$898.9	$629.9	$521.6
% of portfolio at cost—debt	67.7%	96.7%	93.7%
% of portfolio at cost—equity	32.3%	3.3%	6.3%
% of debt investments at cost secured by first priority lien	98.4%	91.0%	94.3%
Weighted-average annual effective yield(b)	12.1%	9.2%	9.4%
Average EBITDA(c)	$4.8	$86.3	$43.0

(a)
At March 31, 2018, Main Street had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including six LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	62	54
Fair value	$948.2	$609.3	$467.5
Cost	$776.5	$629.7	$489.2
% of portfolio at cost—debt	67.1%	97.3%	93.6%
% of portfolio at cost—equity	32.9%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.1%	90.5%	94.5%
Weighted-average annual effective yield(b)	12.0%	9.0%	9.2%
Average EBITDA(c)	$4.4	$78.3	$39.6

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

        As of March 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $101.1 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $48.7 million, which comprised approximately 2.1% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2018	December 31, 2017
First lien debt	78.7%	79.0%
Equity	16.1%	15.3%
Second lien debt	4.1%	4.5%
Equity warrants	0.7%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2018	December 31, 2017
First lien debt	71.5%	70.5%
Equity	23.7%	24.4%
Second lien debt	3.8%	4.1%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2018	December 31, 2017
Southwest	27.4%	26.1%
West	24.1%	20.7%
Midwest	20.4%	22.3%
Northeast	15.6%	15.2%
Southeast	10.2%	12.8%
Canada	1.4%	1.9%
Other Non-United States	0.9%	1.0%

	100.0%	100.0%

Fair Value:	March 31, 2018	December 31, 2017
Southwest	28.4%	26.8%
West	26.0%	23.7%
Midwest	19.1%	20.3%
Northeast	14.9%	14.6%
Southeast	9.4%	11.9%
Canada	1.3%	1.8%
Other Non-United States	0.9%	0.9%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of March 31, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2018	December 31, 2017
Construction & Engineering	8.2%	6.4%
Energy Equipment & Services	7.0%	6.9%
Commercial Services & Supplies	5.4%	4.5%
Media	5.4%	4.4%
Hotels, Restaurants & Leisure	5.1%	6.2%
Specialty Retail	4.8%	5.3%
Machinery	4.8%	5.2%
Diversified Telecommunication Services	4.1%	4.1%
Aerospace & Defense	4.0%	3.3%
Food Products	3.9%	1.9%
Health Care Providers & Services	3.8%	2.9%
IT Services	3.7%	3.9%
Professional Services	3.4%	3.7%
Internet Software & Services	3.3%	3.4%
Electronic Equipment, Instruments & Components	2.8%	3.4%
Leisure Equipment & Products	2.7%	3.0%
Computers & Peripherals	2.5%	2.8%
Software	2.4%	2.5%
Communications Equipment	2.2%	2.3%
Diversified Consumer Services	2.2%	1.6%
Distributors	1.8%	1.9%
Building Products	1.8%	1.9%
Oil, Gas & Consumable Fuels	1.7%	1.6%
Construction Materials	1.5%	1.7%
Diversified Financial Services	1.5%	1.6%
Health Care Equipment & Supplies	1.3%	2.0%
Internet & Catalog Retail	1.2%	1.3%
Road & Rail	1.2%	1.0%
Auto Components	0.3%	1.9%
Real Estate Management & Development	0.3%	1.0%
Other(1)	5.7%	6.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2018	December 31, 2017
Construction & Engineering	7.8%	6.3%
Energy Equipment & Services	6.4%	6.2%
Machinery	6.3%	6.4%
Specialty Retail	5.2%	5.3%
Diversified Consumer Services	5.1%	5.9%
Hotels, Restaurants & Leisure	4.9%	5.9%
Commercial Services & Supplies	4.7%	4.1%
Media	4.7%	3.8%
IT Services	3.8%	4.0%
Aerospace & Defense	3.8%	3.1%
Health Care Providers & Services	3.7%	2.8%
Food Products	3.7%	1.8%
Diversified Telecommunication Services	3.5%	3.4%
Professional Services	3.2%	3.5%
Internet Software & Services	3.2%	3.2%
Computers & Peripherals	2.9%	3.0%
Leisure Equipment & Products	2.6%	2.9%
Software	2.5%	2.5%
Electronic Equipment, Instruments & Components	2.3%	2.8%
Communications Equipment	2.1%	2.2%
Construction Materials	1.9%	1.9%
Distributors	1.7%	1.8%
Building Products	1.6%	1.8%
Diversified Financial Services	1.5%	1.6%
Oil, Gas & Consumable Fuels	1.5%	1.5%
Health Care Equipment & Supplies	1.2%	2.1%
Road & Rail	1.1%	1.0%
Internet & Catalog Retail	1.0%	1.1%
Air Freight & Logistics	0.7%	1.0%
Real Estate Management & Development	0.4%	1.1%
Auto Components	0.3%	1.6%
Other(1)	4.7%	4.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2018 and December 31, 2017, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of March 31, 2018 and December 31, 2017, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) of each Control Investment for the period being tested by the absolute value of Main Street's pre-tax income for the same period. After performing the income test for the three months ended March 31, 2018, Main Street determined that the absolute value of its income from two of its Control Investments individually generated more than 20% of its total income, primarily due to the unrealized appreciation that was recognized on one of the investments and to the unrealized depreciation that was recognized on the other investment. As such, the External Investment Manager was considered a significant subsidiary. The summarized financial information for the External Investment Manager is included in Note D. CBT Nuggets, LLC, an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was also considered a significant subsidiary at the 20% income level as of March 31, 2018. After performing the income test for the three months ended March 31, 2017, Main Street determined that the income from no single investment generated more than 20% of Main Street's total income.

        The following table shows the summarized financial information for CBT Nuggets, LLC:

	As of March 31,	As of December 31,
	2018	2017
	(dollars in thousands)
Balance Sheet Data
Current Assets	$11,174	$14,585
Noncurrent Assets	11,601	11,769
Current Liabilities	16,853	17,570
Noncurrent Liabilities	—	—

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Summary of Operations
Total Revenue	$9,903	$10,356
Gross Profit	8,951	9,218
Income from Operations	1,820	3,524
Net Income	2,741	3,853

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended March 31, 2018 and 2017, the External Investment Manager earned $2.8 million and $2.6 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statements of operations in "Net Unrealized Appreciation (Depreciation)—Portfolio investments."

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2018 and 2017, Main Street allocated $2.1 million and $1.5 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2018 and 2017, the total contribution to Main Street's net investment income was $2.6 million and $2.2 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is as follows:

	As of March 31,	As of December 31,
	2018	2017
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,838	2,863

Total assets	$2,838	$2,863

Accounts payable to MSCC and its subsidiaries	$2,265	$1,963
Dividend payable to MSCC and its subsidiaries	573	900
Equity	—	—

Total liabilities and equity	$2,838	$2,863

	Three Months Ended March 31,
	2018	2017
Management fee income	$2,816	$2,620
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,353)	(919)
Other G&A expenses	(713)	(605)

Total allocated expenses	(2,066)	(1,524)

Pre-tax income	750	1,096
Tax expense	(177)	(402)

Net income	$573	$694

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE E—SBIC DEBENTURES

        Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. SBIC debentures payable were $313.8 million and $295.8 million at March 31, 2018 and December 31, 2017, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the three months ended March 31, 2018, Main Street issued $22.0 million of SBIC debentures and opportunistically prepaid $4.0 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $32.2 million of remaining capacity under Main Street's SBIC licenses. As a result of this prepayment, Main Street recognized a realized loss of $1.4 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.7% and 3.6% as of March 31, 2018 and December 31, 2017, respectively. The first principal maturity due under the existing SBIC debentures is in 2019, and the weighted-average remaining duration as of March 31, 2018 was approximately 5.9 years. For the three months ended March 31, 2018 and 2017, Main Street recognized interest expense attributable to the SBIC debentures of $2.9 million and $2.5 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of March 31, 2018, the recorded value of the SBIC debentures was $306.2 million which consisted of (i) $44.6 million recorded at fair value, or $1.4 million less than the $46.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.6 million that was net of unamortized debt issuance costs of $2.2 million and (iii) $118.0 million par value of SBIC debentures held in MSC III with a recorded value of $113.9 million that was net of unamortized debt issuance costs of $4.1 million. As of March 31, 2018, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $281.6 million, or $32.2 million less than the $313.8 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $585.0 million from a diversified group of fifteen lenders. The Credit Facility matures in September 2021 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.88% as of March 31, 2018) plus

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(i) 1.875% (or the applicable base rate (Prime Rate of 4.75% as of March 31, 2018) plus 0.875%) as long as Main Street maintains an investment grade rating and meets certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if Main Street maintains an investment grade rating but does not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if Main Street does not maintain an investment grade rating. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2018, Main Street had $188.0 million in borrowings outstanding under the Credit Facility. As of March 31, 2018, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $1.5 million and $2.5 million, respectively, for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the interest rate on the Credit Facility was 3.5%. The average interest rate for the three months ended March 31, 2018 was 3.5%. As of March 31, 2018, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at Main Street's option on or after April 1, 2018. On March 1, 2018, Main Street announced its intent to redeem the 6.125% Notes on April 1, 2018. The 6.125% Notes bear interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. Main Street listed the 6.125% Notes on the New York Stock Exchange under the trading symbol "MSCA." Main Street maintained the right from time to time repurchase the 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2018, the outstanding balance of the 6.125% Notes was $90.7 million and the recorded value of $89.1 million was net of unamortized debt issuance costs of $1.5 million. As of March 31,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2018, if Main Street had adopted the fair value option under ASC 825 for the 6.125% Notes, Main Street estimates the fair value would be approximately $91.5 million. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $1.5 million for each of the three months ended March 31, 2018 and 2017.

        The indenture governing the 6.125% Notes (the "6.125% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 6.125% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 6.125% Notes Indenture. As of March 31, 2018, Main Street was in compliance with these covenants.

  4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $173.8 million was net of unamortized debt issuance costs of $1.2 million. As of March 31, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $176.6 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended March 31, 2018 and 2017.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of March 31, 2018, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.2 million was net of unamortized debt issuance costs of $2.8 million. As of March 31, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $184.1 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million for the three months ended March 31, 2018.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of March 31, 2018, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2018	2017
Per Share Data:
NAV at the beginning of the period	$23.53	$22.10
Net investment income(1)	0.63	0.57
Net realized gain(1)(2)	0.10	0.41
Net unrealized depreciation(1)(2)	(0.16)	(0.30)
Income tax benefit (provision)(1)(2)	0.02	(0.11)

Net increase in net assets resulting from operations(1)	0.59	0.57
Dividends paid from net investment income	(0.57)	(0.21)
Distributions from capital gains	—	(0.35)

Total dividends paid	(0.57)	(0.56)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.07	0.26
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.01	0.01
Other(3)	0.04	0.06

NAV at the end of the period	$23.67	$22.44

Market value at the end of the period	$36.90	$38.27
Shares outstanding at the end of the period	59,007,730	55,423,375

(1)
Based on weighted-average number of common shares outstanding for the period.

(2)
Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
NAV at end of period	$1,396,600	$1,243,934
Average NAV	$1,388,484	$1,222,708
Average outstanding debt	$871,205	$825,155
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	1.30%	1.83%
Ratio of operating expenses to average NAV(2)(3)	1.37%	1.37%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	0.63%	0.66%
Ratio of net investment income to average NAV(2)	2.66%	2.55%
Portfolio turnover ratio(2)	7.11%	8.97%
Total investment return(2)(4)	–5.70%	5.64%
Total return based on change in NAV(2)(5)	2.50%	2.62%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.19 per share for each month of January through March 2018, totaling $33.5 million, or $0.57 per share, for the three months ended March 31, 2018. The first quarter 2018 regular monthly dividends represent a 2.7% increase from the regular monthly dividends paid for the first quarter of 2017. The regular monthly dividends equaled a total of approximately $30.4 million, or $0.555 per share, for the three months ended March 31, 2017.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$34,517	$31,450
Book tax difference from share-based compensation expense	1,819	1,265
Net unrealized depreciation	9,523	16,426
Income tax provision (benefit)	(979)	5,638
Pre-tax book income not consolidated for tax purposes	(13,350)	(6,468)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	12,367	4,373

Estimated taxable income(1)	43,897	52,684
Taxable income earned in prior year and carried forward for distribution in current year	42,357	42,362
Taxable income earned prior to period end and carried forward for distribution next period	(63,938)	(74,695)
Dividend payable as of period end and paid in the following period	11,191	10,252

Total distributions accrued or paid to common stockholders	$33,507	$30,603

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        For the three months ended March 31, 2018, Main Street recognized a net income tax benefit of $1.0 million, principally consisting of a deferred tax benefit of $1.9 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.9 million current tax expense, which is primarily related to a $0.4 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.5 million provision for current U.S. federal income and state taxes. For the three months ended March 31, 2017, Main Street recognized a net income tax provision of $5.6 million, principally consisting of a deferred tax provision of $4.4 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $1.3 million current tax expense, which is primarily related to a $0.9 million accrual for excise tax on Main Street's estimated undistributed taxable income, and $0.4 million provision for current U.S. federal income and state taxes.

        The net deferred tax liability at March 31, 2018 was $8.7 million compared to $10.6 million at December 31, 2017, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The net deferred tax liability as of December 31, 2017 equal to $10.6 million reflects a reduction of $2.8 million resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act (See further discussion in Note B.9.). At March 31, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2029 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2017 may be limited in the future under the provisions of the Code.

NOTE J—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2018, Main Street sold 308,678 shares of its common stock at a weighted-average price of $37.27 per share and raised $11.5 million of gross proceeds under the ATM Program. Net proceeds were $11.3 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2018, sales transactions representing 20,400 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of March 31, 2018, there were 1,602,678 shares available for sale under the ATM Program.

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

        For the three months ended March 31, 2018, $1.6 million of the total $33.5 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 42,423 newly issued shares. For the three months ended March 31, 2017, $1.8 million of the total $30.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 48,675 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2018.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)

Restricted stock available for issuance as of March 31, 2018	2,514,774

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2018, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)

Restricted stock available for issuance as of March 31, 2018	280,498

        For each of the three months ended March 31, 2018 and 2017, Main Street recognized total share-based compensation expense of $2.3 million, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of March 31, 2018, there was $8.5 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.6 years as of March 31, 2018.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At March 31, 2018, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	12,131

$20,619
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$469
EnCap Energy Capital Fund IX, L.P.	556
EnCap Energy Capital Fund X, L.P.	3,254
EnCap Flatrock Midstream Fund II, L.P.	6,470
EnCap Flatrock Midstream Fund III, L.P.	4,516

$15,265
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,000

$7,000
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$3,942
Freeport Financial SBIC Fund LP	1,375

$5,317
EIG Fund Investments	$4,649
Harris Preston Fund Investments
HPEP 3, L.P.	$3,967
LKCM Headwater Investments I, L.P.	$2,931
Copper Trail Energy Fund I, LP	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
I-45 SLF LLC	$800
Access Media Holdings, LLC	$675

Total equity commitments	$65,823

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
California Splendor Holdings LLC	$8,270
Resolute Industrial, LLC	5,750
Hunter Defense Technologies, Inc.	5,168
Radiology Partners, Inc.	5,254
NexRev LLC	4,000
PT Network, LLC	3,618
Hojeij Branded Foods, LLC	3,422
Arcus Hunting LLC	3,132
CDHA Management, LLC	2,343
Wireless Vision Holdings, LLC	2,068
NNE Partners, LLC	2,042
Barfly Ventures, LLC	1,838
Felix Investments Holdings II	1,667
Hawk Ridge Systems, LLC	1,600
Meisler Operating LLC	1,600
Market Force Information, LLC	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Aethon United BR LP	1,563
IDX Broker, LLC	1,500
Lamb Ventures, LLC	1,500
Messenger, LLC	1,417
TGP Holdings III LLC	1,255
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
Boccella Precast Products LLC	1,142
KBK Industries, LLC	925
CTVSH, PLLC	800
NRI Clinical Research, LLC	600
ATS Workholding, LLC	523
PPC/SHIFT LLC	500
UniTek Global Services, Inc.	483
Clad-Rex Steel, LLC	400
Gulf Publishing Holdings, LLC	400
Jensen Jewelers of Idaho, LLC	350
OnAsset Intelligence, Inc.	225
BigName Commerce, LLC	101
BBB Tank Services, LLC	80

Total loan commitments	$72,736

Total commitments	$138,559

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of March 31, 2018.

        Main Street has an operating lease for office space. Total rent expense incurred by Main Street for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

        The following table shows future minimum payments under Main Street's operating lease as of March 31, 2018:

For the Years Ended December 31,	Amount
2018	$346
2019	749
2020	763
2021	777
2022	791
Thereafter	4,239

Total	$7,665

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2018, Main Street had a receivable of approximately $2.8 million due from the External Investment Manager which included (i) approximately $2.3 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $0.6 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2018, $4.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.5 million was deferred into phantom Main Street stock units, representing 74,503 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of March 31, 2018 represented 90,411 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In April 2018, Main Street made a new portfolio investment to facilitate the minority recapitalization of DPI, Inc. ("DPI"), a leading designer, developer, and distributor of a broad assortment of consumer electronics to national retailers under several proprietary brands. Main Street, along with a co-investor, partnered with DPI's management team to facilitate the transaction, with Main Street funding $35.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in St. Louis, Missouri, DPI offers consumer electronics products designed for value-conscious consumers.
        In April 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss of $1.5 million in the second quarter related to the write-off of any remaining unamortized deferred financing costs.

        During April 2018, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2018. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2018 of $0.19 per share for each of April, May and June 2018.

        During May 2018, Main Street declared regular monthly dividends of $0.19 per share for each month of July, August and September of 2018. These regular monthly dividends equal a total of $0.57 per share for the third quarter of 2018 and represent a 2.7% increase from the regular monthly dividends declared for the third quarter of 2017. Including the semi-annual supplemental dividend declared for June 2018 and the regular monthly dividends declared for the second and third quarters of 2018, Main Street will have paid $23.375 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	$—	$—	$87	$4,900	$—	$—	$4,900

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	—	—	122	—	3,610	—	3,610
	LIBOR Plus 10.00% (Floor 1.00%)	—	—	303	—	27,723	—	27,723
	Preferred Member Units	—	—	—	—	12,500	—	12,500

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	—	(6)	375	13,280	6	6	13,280
	Member Units	—	280	94	9,500	280	—	9,780
	10% Secured Debt	—	—	30	1,183	—	5	1,178
	Member Units	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	—	139	9	2,392	139	146	2,385

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	—	—	624	—	18,602	79	18,523
	Preferred Stock	—	—	—	—	8,400	—	8,400

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	(15)	744	23,400	15	505	22,910
	Member Units	—	3,160	292	23,370	3,160	—	26,530

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	(7)	309	11,603	7	217	11,393
	Member Units	—	1,450	308	21,970	1,450	—	23,420

Harborside Holdings, LLC	Member Units	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests	—	—	—	536	—	—	536

Hydratec, Inc.	Common Stock	7,922	(7,905)	332	15,000	160	15,160	—

IDX Broker, LLC	11.5% Secured Debt	—	(12)	446	15,250	12	312	14,950
	Preferred Member Units	—	(110)	68	11,660	—	110	11,550

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	—	(4)	50	3,955	4	154	3,805
	Member Units	—	—	113	5,100	—	—	5,100

Lamb Ventures, LLC	11% Secured Debt	—	(10)	267	9,942	210	1,813	8,339
	Preferred Equity	—	—	—	400	—	—	400
	Member Units	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	—	—	10	432	—	—	432
	Member Units	—	—	—	520	—	—	520

Mid-Columbia Lumber Products, LLC	10% Secured Debt	—	—	46	1,390	353	—	1,743
	12% Secured Debt	—	—	121	3,863	4	—	3,867
	Member Units	—	—	2	1,575	596	—	2,171
	9.5% Secured Debt	—	—	19	791	—	11	780
	Member Units	—	—	15	1,290	—	—	1,290

MSC Adviser I, LLC	Member Units	—	6,954	573	41,768	6,954	—	48,722

Mystic Logistics Holdings, LLC	12% Secured Debt	—	—	241	7,696	11	206	7,501
	Common Stock	—	(770)	2	6,820	—	770	6,050

NexRev LLC	11% Secured Debt	—	—	387	—	17,268	—	17,268
	Preferred Equity	—	—	—	—	6,880	—	6,880

NRP Jones, LLC	12% Secured Debt	—	—	191	6,376	—	—	6,376
	Member Units	—	880	—	3,250	880	—	4,130

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	—	(7)	357	16,100	7	7	16,100
	Common Stock	—	(780)	28	12,440	—	780	11,660

Principle Environmental, LLC (d/b.a	13% Secured Debt	—	(13)	256	7,477	13	13	7,477
TruHorizon Environmental Solutions)	Preferred Member Units	—	1,600	746	11,490	1,600	—	13,090
	Warrants	—	130	—	650	130	—	780
Quality Lease Service, LLC	Zero Coupon Secured Debt	—	—	—	6,950	—	—	6,950
	Member Units	—	—	—	4,938	425	—	5,363

The MPI Group, LLC	9% Secured Debt	—	(900)	66	2,410	—	900	1,510
	Series A Preferred Units	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—
	Member Units	—	90	11	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	—	—	5	348	—	164	184
	Member Units	—	—	80	3,880	—	—	3,880

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Vision Interests, Inc.	13% Secured Debt	—	—	95	2,797	4	—	2,801
	Series A Preferred Stock	—	—	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	17	996	1	—	997
	12% Secured Debt	—	—	9	300	—	—	300
	14% Secured Debt	—	—	96	2,750	—	—	2,750
	Warrants	—	—	—	—	—	—	—
	Preferred Member Units	—	—	—	3,220	1	—	3,221

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	—	(2,030)	—	17,150	—	2,030	15,120
	Preferred Member Units	—	(302)	—	—	302	302	—
	Member Units	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	—	(160)	51	1,795	3	151	1,647
	Member Units	—	—	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	—	—	75	3,249	486	—	3,735
	Preferred Member Units	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	—	—	348	11,596	—	—	11,596
	Common Stock	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	—	—	366	—	9,825	—	9,825
	Preferred Member Units	—	—	30	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	—	(22,219)	6,042	89,560	—	22,220	67,340

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	—	—	577	—	21,389	—	21,389
	Member Units	—	—	—	—	11,440	—	11,440

Charps, LLC	12% Secured Debt	—	—	550	18,225	22	1,601	16,646
	Preferred Member Units	—	540	—	650	540	—	1,190

Copper Trail Energy Fund I, LP	LP Interests	—	—	33	2,500	—	—	2,500

Datacom, LLC	8% Secured Debt	—	—	33	1,575	180	—	1,755
	5.25% Current / 5.25% PIK Secured Debt	—	—	330	11,110	168	498	10,780
	Class A Preferred Member Units	—	(510)	—	730	—	510	220
	Class B Preferred Member Units	—	(498)	—	—	—	—	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	—	—	162	5,443	5	121	5,327
	Member Units	—	—	—	1,940	—	—	1,940

Gulf Manufacturing, LLC	Member Units	—	770	414	10,060	770	—	10,830

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	1	80	—	80	—
	12.5% Secured Debt	—	—	405	12,703	7	102	12,608
	Member Units	—	—	—	4,840	—	—	4,840
Harrison Hydra-Gen, Ltd.	Common Stock	—	1,400	—	3,580	1,400	—	4,980

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	—	320	9,918	4	—	9,922
	Preferred Member Units	—	—	35	3,940	—	—	3,940

KBK Industries, LLC	10% Secured Debt	—	—	7	375	—	300	75
	12.5% Secured Debt	—	(3)	187	5,900	3	3	5,900
	Member Units	—	320	153	4,420	320	—	4,740

Marine Shelters Holdings, LLC	12% PIK Secured Debt	—	—	—	—	—	—	—
	Preferred Member Units	—	—	—	—	—	—	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	—	—	757	23,143	13	480	22,676
	Member Units	—	—	2	14,700	—	—	14,700

MH Corbin Holding LLC	10% Secured Debt	—	—	357	12,526	—	288	12,238
	Preferred Member Units	—	—	35	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	—	(6)	302	11,475	6	6	11,475
	Member Units	—	510	293	11,670	510	—	12,180

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	—	—	9	400	—	—	400
	14% Secured Debt	—	30	141	3,865	—	—	3,865
	Warrants	—	—	—	500	—	—	500
	Member Units	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	—	—	628	20,420	9	—	20,429
	Preferred Member Units	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	—	180	360	14,110	180	—	14,290

Pegasus Research Group, LLC	Member Units	—	—	—	10,310	—	—	10,310

River Aggregates, LLC	Zero Coupon Secured Debt	—	—	21	707	21	—	728
	Member Units	—	—	—	4,610	—	—	4,610
	Member Units	—	110	—	2,559	111	—	2,670

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	—	(30)	120	7,140	30	7,170	—
	Member Units	5,172	(5,160)	865	10,089	1,262	11,351	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—	—	—

Total Control investments		$13,094	$(22,974)	$21,955	$750,706	$164,882	$68,791	$846,797

Affiliate Investments
AFG Capital Group, LLC	Warrants	$—	$40	$—	$860	$40	$—	$900
	Preferred Member Units	—	170	10	3,590	170	—	3,760

Barfly Ventures, LLC	12% Secured Debt	—	(4)	267	8,715	4	4	8,715
	Options	—	—	—	920	—	—	920
	Warrants	—	—	—	520	—	—	520

BBB Tank Services, LLC	LIBOR Plus 8.00% (Floor 1.00%)	—	—	20	778	414	492	700
	15% Secured Debt	—	—	157	3,876	7	—	3,883
	Member Units	—	50	—	500	50	—	550

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	—	(13)	496	16,400	1,213	1,031	16,582
	Member Units	—	1,419	463	3,440	1,420	—	4,860

Boss Industries, LLC	Preferred Member Units	—	770	90	3,930	810	—	4,740

Bridge Capital Solutions Corporation	13% Secured Debt	—	—	347	5,884	78	—	5,962
	Warrants	—	500	—	3,520	500	—	4,020
	13% Secured Debt	—	—	33	1,000	—	—	1,000
	Preferred Member Units	—	—	33	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	—	—	560	20,193	11	300	19,904
	Preferred Member Units	—	—	61	4,172	61	—	4,233

CAI Software LLC	12% Secured Debt	—	(3)	125	4,083	3	3	4,083
	Member Units	—	—	10	3,230	—	—	3,230

Chandler Signs Holdings, LLC	12% Secured Debt	—	(2)	137	4,500	2	2	4,500
	Class A Units	—	(470)	—	2,650	—	470	2,180

Charlotte Russe, Inc	8.50% Secured Debt	—	(80)	113	7,807	16,658	16,553	7,912
	Common Stock	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	—	—	66	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	—	(515)	—	1,515	—	1,035	480
	LP Interests (Fund III)	—	122	361	18,632	122	—	18,754

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	81	—	7,165	81	—	7,246
	LP Interests (Dos Rios Partners—A, LP)	—	293	—	1,889	293	—	2,182

Dos Rios Stone Products LLC	Class A Preferred Units	—	(440)	23	1,790	—	440	1,350

East Teak Fine Hardwoods, Inc.	Common Stock	—	—	4	630	—	—	630

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	—	—	—	1,055	377	1,029	403

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	—	(60)	102	5,614	—	60	5,554
	LP Interests (Freeport First Lien Loan Fund III LP)	—	—	248	8,506	—	—	8,506

Gault Financial, LLC (RMB	8% Current Secured Debt	—	—	243	11,532	—	—	11,532
Capital, LLC)	Warrants	—	—	—	—	—	—	—

Guerdon Modular Holdings, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	—	—	2	—	394	—	394
	13% Secured Debt	—	—	363	10,632	294	—	10,926
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests	$—	$—	$—	$943	$90	$—	$1,033

Hawk Ridge Systems, LLC	10.5% Secured Debt	—	(6)	389	14,300	6	6	14,300
	Preferred Member Units	—	2,422	55	3,800	2,423	—	6,223
	Preferred Member Units	—	128	—	200	128	—	328

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	—	—	60	3,200	—	—	3,200
	Member Units	—	520	48	6,140	520	—	6,660
I-45 SLF LLC	Member Units	—	—	705	16,841	—	—	16,841

L.F. Manufacturing Holdings, LLC	Member Units	—	—	—	2,000	—	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	—	—	472	16,633	2,146	—	18,779
	Member Units	—	525	—	3,390	2,180	—	5,570

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
OnAsset Intelligence, Inc.	12% PIK Secured Debt	—	—	153	5,094	153	—	5,247
	10% PIK Secured Debt	—	—	1	48	1	—	49
	Preferred Stock	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	—	—	685	12,593	304	326	12,571
	Preferred Stock	—	(600)	—	890	—	600	290
	Preferred Stock	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	—	—	393	12,722	17	224	12,515
	Class C Preferred Stock	—	—	76	3,027	75	—	3,102

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	—	(1)	220	8,535	1	1	8,535
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	—	—	4	137	1	—	138
	15% PIK Unsecured Debt	—	—	34	865	32	—	897
	Preferred Stock	—	(8)	248	7,320	248	8	7,560
	Preferred Stock	—	(6)	136	2,850	136	6	2,980
	Common Stock	—	190	—	2,490	190	—	2,680

Universal Wellhead Services	Preferred Member Units	—	30	—	830	30	—	860
Holdings, LLC	Member Units	—	120	—	1,910	120	—	2,030

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	—	—	419	11,685	6	120	11,571
	Preferred Member Units	—	140	—	1,600	140	—	1,740

Volusion, LLC	11.5% Secured Debt	—	—	639	15,200	158	—	15,358
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	(610)	—	2,080	—	609	1,471

Other
Amounts related to investments
transferred to or from other 1940 Act
classification during the period		—	8,666	—	(7,807)	—	—	—

Total Affiliate investments		$—	$14,238	$9,071	$338,854	$36,118	$23,319	$359,460

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

(5)
This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2017
(dollars in thousands)
(unaudited)

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	$—	$(140)	$52	$6,040	$—	$140	$5,900

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	—	—	11	396	1	—	397
	LIBOR Plus 9.50% (Floor 1.00%)	—	—	375	13,941	5	—	13,946
	Member Units	—	—	—	7,280	—	—	7,280
	10% Secured Debt	—	—	30	1,190	—	4	1,186
	Member Units	—	—	—	210	—	—	210

CMS Minerals	Preferred Member Units	—	(316)	51	3,682	—	411	3,271
Investments	Member Units	—	(148)	63	3,381	—	261	3,120

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	—	224	735	23,846	234	—	24,080
Holdings, LLC	Member Units	—	3,160	170	18,920	3,160	—	22,080

GRT Rubber	LIBOR Plus 9.00% (Floor 1.00%)	—	(8)	334	13,274	8	217	13,065
Technologies LLC	Member Units	—	—	127	20,310	—	—	20,310

Harborside Holdings, LLC	Member Units	—	3,344	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	—	—	480	15,640	—	—	15,640

IDX Broker, LLC	12.5% Secured Debt	—	(7)	344	10,950	7	307	10,650
	Member Units	—	1,160	68	7,040	1,160	—	8,200

Jensen Jewelers of	Prime Plus 6.75% (Floor 2.00%)	—	(4)	108	4,055	4	154	3,905
Idaho, LLC	Member Units	—	—	37	4,460	—	—	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	—	—	7	—	350	45	305
	11% Secured Debt	—	—	209	7,657	—	78	7,579
	Preferred Equity	—	—	—	400	—	—	400
	Member Units	—	200	40	5,990	200	—	6,190
	9.5% Secured Debt	—	—	32	1,170	428	1,170	428
	Member Units	—	(380)	407	1,340	—	380	960

Lighting	8% Secured Debt	—	—	29	1,514	—	1,514	—
Unlimited, LLC	Preferred Equity	(434)	24	—	410	24	434	—
	Warrants	(54)	54	—	—	54	54	—
	Member Units	(100)	100	—	—	100	100	—

Mid-Columbia Lumber	10% Secured Debt	—	—	44	1,750	—	—	1,750
Products, LLC	12% Secured Debt	—	—	117	3,900	—	—	3,900
	Member Units	—	(500)	2	2,480	—	500	1,980
	9.5% Secured Debt	—	—	20	836	—	11	825
	Member Units	—	80	9	600	620	—	1,220

MSC Adviser I, LLC	Member Units	—	2,855	695	30,617	2,855	—	33,472

Mystic Logistics	12% Secured Debt	—	(10)	286	9,176	11	23	9,164
Holdings, LLC	Common Stock	—	390	—	5,780	390	—	6,170

NRP Jones, LLC	8% Current / 4% PIK Secured Debt	—	—	419	13,915	139	—	14,054
	Warrants	—	—	—	130	—	—	130
	Member Units	—	—	—	410	—	—	410

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	—	—	370	17,826	8	—	17,834
	Common Stock	—	—	100	11,780	—	—	11,780

Principle	12% Secured Debt	—	—	122	4,060	—	—	4,060
Environmental, LLC	12% Current / 2% PIK Secured Debt	—	—	118	3,378	16	—	3,394
	Preferred Member Units	(63)	953	—	5,370	953	63	6,260
	Warrants	—	50	—	270	50	—	320

Quality Lease	8% PIK Secured Debt	—	—	136	7,068	136	—	7,204
Service, LLC	Member Units	—	—	—	3,188	1,051	—	4,239

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
The MPI Group, LLC	9% Secured Debt	—	—	66	2,922	—	—	2,922
	Series A Preferred Units	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—
	Member Units	—	90	35	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	—	—	18	872	—	116	756
	Member Units	69	(69)	8	4,640	—	333	4,307

Vision Interests, Inc.	13% Secured Debt	—	—	91	2,814	—	—	2,814
	Series A Preferred Stock	—	—	—	3,000	—	—	3,000
	Common Stock	—	—	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	—	—	17	994	—	—	994
	12% Secured Debt	—	—	9	300	—	—	300
	14% Secured Debt	—	—	96	2,750	—	—	2,750
	Warrants	—	—	—	240	—	—	240
	Preferred Member Units	—	—	—	4,100	—	—	4,100

Other controlled investments
Access Media	5% Current / 5% PIK Secured Debt	—	(512)	563	19,700	282	512	19,470
Holdings, LLC	Preferred Member Units	—	(189)	—	240	169	189	220
	Member Units	—	—	—	—	—	—	—

Ameritech College	10% Secured Debt	—	—	13	514	—	—	514
Operations, LLC	13% Secured Debt	—	—	16	489	—	—	489
	13% Secured Debt	—	—	98	3,025	—	—	3,025
	Preferred Member Units	—	(3,381)	—	2,291	3,900	3,381	2,810

ASC Interests, LLC	11% Secured Debt	—	(3)	60	2,100	3	53	2,050
	Member Units	—	60	—	2,680	60	—	2,740

Bond-Coat, Inc.	12% Secured Debt	—	(9)	357	11,596	9	9	11,596
	Common Stock	—	940	—	6,660	940	—	7,600

CBT Nuggets, LLC	Member Units	—	5,141	1,000	55,480	5,140	—	60,620

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	—	—	14	—	781	—	781
	12% Secured Debt	—	—	630	—	18,220	—	18,220
	Preferred Member Units	—	—	—	—	400	—	400

Datacom, LLC	8% Secured Debt	—	—	20	900	180	—	1,080
	5.25% Current / 5.25% PIK Secured Debt	—	282	313	11,049	441	—	11,490
	Class A Preferred Member Units	—	51	—	1,368	51	—	1,419
	Class B Preferred Member Units	—	332	—	1,529	332	—	1,861

Garreco, LLC	LIBOR Plus 12.00% (Floor 1.00%)	—	—	189	5,219	975	225	5,969
	Member Units	—	320	—	1,150	320	—	1,470

Gulf	9% PIK Secured Debt	—	—	17	777	—	—	777
Manufacturing, LLC	Member Units	—	420	139	8,770	420	—	9,190

Gulf Publishing	12.5% Secured Debt	—	—	316	9,911	4	—	9,915
Holdings, LLC	Member Units	—	336	—	3,124	336	—	3,460

Harrison Hydra-Gen, Ltd.	Common Stock	—	(320)	—	3,120	—	320	2,800

Hawthorne Customs
and Dispatch	Member Units	—	—	—	280	—	—	280
Services, LLC	Member Units	—	—	48	2,040	—	—	2,040

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	—	—	368	10,500	4	600	9,904
	Preferred Member Units	—	—	35	3,940	—	—	3,940

Indianapolis Aviation	15% Secured Debt	—	—	156	3,100	—	—	3,100
Partners, LLC	Warrants	—	61	—	2,649	61	—	2,710

Marine Shelters	12% PIK Secured Debt	—	(2,551)	—	9,387	—	9,387	—
Holdings, LLC	Preferred Member Units	(100)	—	—	—	100	100	—

MH Corbin	10% Secured Debt	—	—	335	13,197	8	175	13,030
Holding LLC	Preferred Member Units	—	—	35	6,000	—	—	6,000

NAPCO Precast, LLC	Prime Plus 2.00% (Floor 7.00%)	—	(2)	63	2,713	2	2	2,713
	18% Secured Debt	—	(3)	181	3,952	3	3	3,952
	Member Units	—	—	29	10,920	—	—	10,920

NRI Clinical	LIBOR Plus 6.50% (Floor 1.50%)	—	—	10	200	200	—	400
Research, LLC	14% Secured Debt	—	(11)	160	4,261	11	11	4,261
	Warrants	—	—	—	680	—	—	680
	Member Units	—	—	—	2,462	—	—	2,462

NuStep, LLC	12% Secured Debt	—	—	728	—	20,394	—	20,394
	Preferred Member Units	—	—	—	—	10,200	—	10,200

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
OMi Holdings, Inc.	Common Stock	—	—	192	13,080	—	—	13,080

Pegasus Research Group, LLC	Member Units	—	(180)	60	8,620	—	180	8,440

River Aggregates, LLC	Zero Coupon Secured Debt	—	—	19	627	19	—	646
	Member Units	—	—	—	4,600	—	—	4,600
	Member Units	—	—	—	2,510	—	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	—	(4)	182	7,140	4	4	7,140
Holdings LLC	Member Units	—	—	155	9,170	—	—	9,170

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—	—	—

Total Control investments		$(682)	$11,880	$12,988	$594,282	$85,423	$21,466	$658,239

Affiliate Investments
AFG Capital	Warrants	$—	$20	$—	$670	$20	$—	$690
Group, LLC	Preferred Member Units	—	100	7	2,750	100	—	2,850

Barfly Ventures, LLC	12% Secured Debt	—	—	235	5,827	1,808	—	7,635
	Options	—	—	—	490	—	—	490
	Warrants	—	—	—	280	—	—	280

BBB Tank	LIBOR Plus 9.50% (Floor 1.00%)	—	—	21	797	—	—	797
Services, LLC	15% Secured Debt	—	—	152	3,991	1	—	3,992
	Member Units	—	—	—	800	—	—	800

Boss Industries, LLC	Preferred Member Units	—	73	89	2,800	120	—	2,920

Bridge Capital	13% Secured Debt	—	—	307	5,610	63	—	5,673
Solutions	Warrants	—	—	—	3,370	—	—	3,370
Corporation	13% Secured Debt	—	—	33	1,000	—	—	1,000
	Preferred Member Units	—	—	25	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	—	(167)	494	22,671	21	1,634	21,058
	Preferred Member Units	—	(728)	57	4,660	58	728	3,990

CAI Software LLC	12% Secured Debt	—	(3)	110	3,683	3	203	3,483
	Member Units	—	100	30	2,480	100	—	2,580

CapFusion, LLC	13% Secured Debt	—	—	518	13,202	50	—	13,252
	Warrants	—	—	—	1,200	—	—	1,200

Chandler Signs	12% Secured Debt	—	(2)	137	4,500	2	2	4,500
Holdings, LLC	Class A Units	—	—	63	3,240	—	—	3,240

Condit Exhibits, LLC	Member Units	—	—	11	1,840	—	—	1,840

Congruent Credit	LP Interests (Fund II)	—	(141)	—	1,518	—	141	1,377
Opportunities Funds	LP Interests (Fund III)	—	281	320	16,181	2,396	—	18,577

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	—	(167)	676	21,799	255	22,054	—
	Common Stock	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	—	704	—	4,925	704	—	5,629
	LP Interests (Dos Rios Partners—A, LP)	—	207	—	1,444	207	—	1,651

Dos Rios Stone Products LLC	Class A Preferred Units	—	—	—	2,070	—	—	2,070

East Teak Fine Hardwoods, Inc.	Common Stock	—	(110)	29	860	—	110	750

East West
Copolymer &	12% Current / 2% PIK Secured Debt	—	(6,390)	—	8,630	—	6,390	2,240
Rubber, LLC	Warrants	—	—	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	71	(99)	45	2,804	352	1,690	1,466
	LP Interests (EIG Traverse Co-Investment, L.P.)	—	68	263	9,905	68	—	9,973

Freeport Financial	LP Interests (Freeport Financial
Fund Investments	SBIC Fund LP)	—	55	102	5,620	55	—	5,675
	LP Interests (Freeport First Lien Loan Fund III LP)	—	(52)	195	4,763	2,796	52	7,507

Company	Investment(1)(5)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Gault Financial, LLC	10.5% Secured Debt	—	1,016	326	11,079	1,017	146	11,950
(RMB Capital, LLC)	Warrants	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	—	(996)	274	3,997	9	996	3,010
	Common Stock	—	190	—	2,080	190	—	2,270

Guerdon Modular	13% Secured Debt	—	—	357	10,594	9	—	10,603
Holdings, Inc.	Preferred Stock	—	—	—	1,140	—	—	1,140
	Common Stock	—	—	—	80	—	—	80

Hawk Ridge	10% Secured Debt	—	—	255	9,901	4	—	9,905
Systems, LLC	Preferred Member Units	—	—	150	2,850	—	—	2,850
	Preferred Member Units	—	—	—	150	—	—	150

Houston Plating and Coatings, LLC	Member Units	—	230	1	4,000	230	—	4,230

I-45 SLF LLC	Member Units	—	321	691	14,586	1,321	—	15,907

Indianhead Pipeline	12% Secured Debt	—	—	727	5,079	563	225	5,417
Services, LLC	Preferred Member Units	—	—	98	2,677	98	—	2,775
	Warrants	—	—	—	—	—	—	—
	Member Units	—	—	—	—	—	—	—

KBK Industries, LLC	10% Secured Debt	—	—	31	1,250	100	175	1,175
	12.5% Secured Debt	—	—	188	5,889	3	—	5,892
	Member Units	—	—	—	2,780	—	—	2,780

L.F. Manufacturing Holdings, LLC	Member Units	—	—	—	1,380	—	—	1,380

OnAsset	12% PIK Secured Debt	—	—	136	4,519	135	—	4,654
Intelligence, Inc.	Preferred Stock	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	—	—	12	473	—	—	473
	Common Stock	—	(1,220)	—	1,600	—	1,220	380

PCI Holding	12% Secured Debt	—	(10)	400	13,000	10	10	13,000
Company, Inc.	Preferred Stock	—	—	172	5,370	170	—	5,540

Rocaceia, LLC
(Quality Lease and
Rental	12% Secured Debt	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	—	—	—	—	—	—	—

Tin Roof Acquisition	12% Secured Debt	—	—	417	13,385	16	169	13,232
Company	Class C Preferred Stock	—	—	68	2,738	69	—	2,807

UniTek Global	LIBOR Plus 7.50% (Floor 1.00%)	—	(1)	113	5,021	1	1	5,021
Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	—	—	22	824	2	—	826
	15% PIK Unsecured Debt	—	—	30	745	28	—	773
	Preferred Stock	—	(224)	434	6,410	434	224	6,620
	Common Stock	—	(200)	—	3,010	—	200	2,810

Universal Wellhead
Services	Preferred Member Units	—	—	—	720	—	—	720
Holdings, LLC	Member Units	—	—	—	610	—	—	610

Valley Healthcare	LIBOR Plus 12.50% (Floor 0.50%)	—	—	433	12,844	6	100	12,750
Group, LLC	Preferred Member Units	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	—	—	645	15,298	141	—	15,439
	Preferred Member Units	—	—	—	14,000	—	—	14,000
	Warrants	—	(127)	—	2,576	—	126	2,450

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		—	—	—	—	—	—	—

Total Affiliate investments		$22,930	$(26,121)	$9,899	$375,948	$13,735	$60,659	$329,024

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

(5)
This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") on February 23, 2018, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	73	59	55
Fair value	$1,049.8	$617.9	$496.5
Cost	$898.9	$629.9	$521.6
% of portfolio at cost—debt	67.7%	96.7%	93.7%
% of portfolio at cost—equity	32.3%	3.3%	6.3%
% of debt investments at cost secured by first priority lien	98.4%	91.0%	94.3%
Weighted-average annual effective yield(b)	12.1%	9.2%	9.4%
Average EBITDA(c)	$4.8	$86.3	$43.0

(a)
At March 31, 2018, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including six LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2017
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	62	54
Fair value	$948.2	$609.3	$467.5
Cost	$776.5	$629.7	$489.2
% of portfolio at cost—debt	67.1%	97.3%	93.6%
% of portfolio at cost—equity	32.9%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.1%	90.5%	94.5%
Weighted-average annual effective yield(b)	12.0%	9.0%	9.2%
Average EBITDA(c)	$4.4	$78.3	$39.6

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

        As of March 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $101.1 million in fair value and approximately $107.1 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $48.7 million, which comprised approximately 2.1% of our Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended March 31, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.6%, respectively, on an annualized basis and 1.5% for the year ended December 31, 2017, excluding certain non-recurring professional fees and other expenses. Including those expenses, the ratio for the year ended December 31, 2017 was 1.6%.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended March 31, 2018 and 2017, the External Investment Manager earned $2.8 million and $2.6 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the three months ended March 31, 2018 and 2017 and financial position as of March 31, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). Under regulations pursuant to Article 6 of Regulation S-X applicable to BDCs and ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both March 31, 2018 and December 31, 2017, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2018 and 2017, (i) approximately 1.0% and 3.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. Federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act beginning with the period ended December 31, 2017.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $2.1 million and $1.5 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2018 and 2017, the total contribution to our net investment income was $2.6 million and $2.2 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2018	December 31, 2017
First lien debt	78.7%	79.0%
Equity	16.1%	15.3%
Second lien debt	4.1%	4.5%
Equity warrants	0.7%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

Fair Value:	March 31, 2018	December 31, 2017
First lien debt	71.5%	70.5%
Equity	23.7%	24.4%
Second lien debt	3.8%	4.1%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2017 and "Risk Factors" below for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

        As of March 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.8% of its fair value and 3.3% of its cost. As of December 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2018 and March 31, 2017

	Three Months Ended March 31,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$55,942	$47,889	$8,053	17%
Total expenses	(18,967)	(16,723)	(2,244)	13%

Net investment income	36,975	31,166	5,809	19%
Net realized gain from investments	7,460	27,565	(20,105)
Net realized loss from SBIC debentures	(1,374)	(5,217)	3,843
Net unrealized appreciation (depreciation) from:
Portfolio investments	(10,882)	(22,091)	11,209
SBIC debentures	1,359	5,665	(4,306)

Total net unrealized appreciation (depreciation)	(9,523)	(16,426)	6,903
Income tax benefit (provision)	979	(5,638)	6,617

Net increase in net assets resulting from operations	$34,517	$31,450	$3,067	10%

	Three Months Ended March 31,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$36,975	$31,166	$5,809	19%
Share-based compensation expense	2,303	2,269	34	1%

Distributable net investment income(a)	$39,278	$33,435	$5,843	17%

Net investment income per share—Basic and diluted	$0.63	$0.57	$0.06	11%

Distributable net investment income per share—Basic and diluted(a)	$0.67	$0.61	$0.06	10%

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

  Investment Income

        For the three months ended March 31, 2018, total investment income was $55.9 million, a 17% increase over the $47.9 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to a $6.8 million increase in dividend income from Investment Portfolio equity investments and $1.1 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments, partially offset by a decrease in interest income associated with decreased repricing and other activities involving existing Investment Portfolio debt investments when compared to prior year. The $8.1 million increase in total investment income in the three months ended March 31, 2018 includes elevated levels of dividend income activity from certain Investment Portfolio equity investments, partially offset by a decrease of $1.8 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in 2017.

  Expenses

        For the three months ended March 31, 2018, total expenses increased to $19.0 million from $16.7 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $1.7 million increase in interest expense, primarily due to (a) a $2.2 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017 and (b) a $0.4 million increase from the SBIC debentures due to the higher average balance as compared to the same period in 2017, with these increases partially offset by a decrease of $1.0 million related to the Credit Facility due to the lower average balance during 2018 and (ii) a $1.1 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by a $0.5 million increase in the expenses allocated to the External Investment Manager as a result of elevated non-recurring strategic activities at the External Investment Manager during the three months ended March 31, 2018, in each case when compared to the same period in the prior year. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for the three months ended March 31, 2018 was 1.5% on an annualized basis compared to 1.6% for the three months ended March 31, 2017 and 1.5% for the year ended December 31, 2017, excluding certain non-recurring professional fees and other expenses incurred in 2017. Including the effect of those non-recurring expenses, the ratio for the year ended December 31, 2017 was 1.6%.

  Net Investment Income

        Net investment income for the three months ended March 31, 2018 was $37.0 million, or a 19% increase, compared to net investment income of $31.2 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        For the three months ended March 31, 2018, distributable net investment income increased 17% to $39.3 million, or $0.67 per share, compared with $33.4 million, or $0.61 per share in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2018 reflects (i) elevated levels of dividend income activity from certain Investment Portfolio equity investments, (ii) a decrease of approximately $0.03 per share from the comparable period in 2017 attributable to the net decrease in the comparable levels of accelerated prepayment, repricing and other unusual activity for certain Investment Portfolio debt investments and (iii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended March 31, 2018 was $34.5 million, or $0.59 per share, compared with $31.5 million, or $0.57 per share, during the three months ended March 31, 2017. This $3.1 million improvement from the prior year was primarily the result of (i) a $6.9 million improvement in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $6.6 million change in the income tax benefit (provision) from an income tax provision of $5.6 million for the three months ended March 31, 2017 to an income tax benefit of $1.0 million for the three months ended March 31, 2018, (iii) a $5.8 million increase in net investment income as discussed above and (iv) a $3.8 million improvement in the net realized loss from SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting, with these increases partially offset by a $20.1 million decrease in the net realized gain from investments to a total net realized gain from investments of $7.5 million for the three months ended March 31, 2018. The net realized gain from investments of $7.5 million for the three months ended March 31, 2018 was primarily the result of (i) the realized gain of $13.1 million resulting from gains on the exits of two LMM investments and (ii) realized gains of $3.2 million due to activity in our Other Portfolio, with these gains partially offset by the net realized loss of $8.6 million in our Middle Market portfolio, which is primarily the result of (a) the realized loss of $3.3 million on the exit of a Middle Market investment and (b) the realized loss of $5.3 million on the restructure of a Middle Market investment. The realized loss of $1.4 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of the majority of the equity interests of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition in 2010.

        The following table provides a summary of the total net unrealized depreciation of $9.5 million for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/(income) losses recognized during the current period	$(18.8)	$8.8	$(0.3)	$(0.4)	$(10.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	(3.3)	(0.3)	(2.6)	6.0	(0.2)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$(22.1)	$8.5	$(2.9)	$5.6	$(10.9)

Unrealized appreciation relating to SBIC debentures(c)					1.4

Total net unrealized depreciation					$(9.5)

(a)
LMM includes unrealized appreciation on 26 LMM portfolio investments and unrealized depreciation on 9 LMM portfolio investments.

(b)
Other includes $7.0 million of unrealized appreciation relating to the External Investment Manager, partially offset by $1.0 million of net unrealized depreciation relating to the Other Portfolio.

(c)
The $1.4 million of unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis is due to the accounting reversals of previously recognized unrealized depreciation recorded due to fair value adjustments since the date of acquisition of MSC II on the debentures repaid.

        The income tax benefit for the three months ended March 31, 2018 of $1.0 million principally consisted of a deferred tax benefit of $1.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.9 million related to (i) a $0.4 million accrual for excise tax on our estimated undistributed taxable income and (ii) current tax expense of $0.5 million related to accruals for U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the three months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents in the amount of approximately $22.4 million, which is the net result of approximately $143.2 million of cash used in our operating activities and approximately $120.7 million of cash provided by our financing activities.

        During the period, $143.2 million of cash was used in our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $35.8 million, which is our $39.3 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $3.2 million, payment-in-kind interest income of $0.6 million, cumulative dividends of $0.6 million and the amortization expense for deferred financing costs of $0.9 million, (ii) cash uses totaling $345.0 million consisting of (a) $340.4 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2017, (b) $2.5 million related to increases in other assets and (c) $2.1 million related to decreases in payables and accruals and (iii) cash proceeds totaling $166.1 million which resulted from the sales and repayments of debt investments and sales of and return on capital of equity investments.

        During the three months ended March 31, 2018, $120.7 million in cash was provided by our financing activities, which principally consisted of (i) $11.3 million in net cash proceeds from the ATM Program (described below), (ii) $124.0 million in cash proceeds from the Credit Facility and (iii) $22.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $31.9 million in cash dividends paid to stockholders, (ii) $4.0 million in repayment of SBIC debentures, (iii) $0.2 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $0.5 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

        As of March 31, 2018, we had $29.1 million in cash and cash equivalents and $397.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2018, our net asset value totaled $1,396.6 million, or $23.67 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for total commitments of $585.0 million from a diversified group of fifteen lenders. The Credit Facility matures in September 2021 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $750.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.88% as of March 31, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.75% as of March 31, 2018) plus 0.875%) as long as we maintain an investment grade rating and meet certain agreed upon excess collateral and maximum leverage requirements, (ii) 2.0% (or the applicable base rate plus 1.0%) if we maintain an investment grade rating but do not meet certain excess collateral and maximum leverage requirements or (iii) 2.25% (or the applicable base rate plus 1.25%) if we do not maintain an investment grade rating. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2021, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2018, we had $188.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.5% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. During the three months ended March 31, 2018, we issued $22.0 million of SBIC debentures and opportunistically prepaid $4.0 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $32.2 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of March 31, 2018, through our three wholly owned SBICs, we had $313.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.7%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.9 years as of March 31, 2018.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 6.125% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 6.125% Notes mature on April 1, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 1, 2018. We maintained the right from time to time repurchase 6.125% Notes in accordance with the 1940 Act and the rules promulgated thereunder. On March 1, 2018, we announced our intent to redeem the 6.125% Notes on April 1, 2018. As of March 31, 2018, the outstanding balance of the 6.125% Notes was $90.7 million.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2018, we sold 308,678 shares of our common stock at a weighted-average price of $37.27 per share and raised $11.5 million of gross proceeds under the ATM Program. Net proceeds were $11.3 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2018, sales transactions representing 20,400 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of March 31, 2018, there were 1,602,678 shares available for sale under the ATM Program.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2018 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of our income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, our timing of income recognition remains the same and the adoption of the standard was not material.

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

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements was not material.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2018, we had a total of $138.6 million in outstanding commitments comprised of (i) 37 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2018, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and the 6.125% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
SBIC debentures	$—	$16,000	$55,000	$40,000	$5,000	$197,800	$313,800
Interest due on SBIC debentures	5,862	11,798	10,610	8,054	7,042	23,939	67,305
6.125% Notes	—	—	—	—	—	90,655	90,655
Interest due on 6.125% Notes	5,553	5,553	5,553	5,553	5,553	1,386	29,151
4.50% Notes due 2019	—	175,000	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	7,875	7,875	—	—	—	—	15,750
4.50% Notes due 2022	—	—	—	—	185,000	—	185,000
Interest due on 4.50% Notes due 2022	8,533	8,325	8,325	8,325	8,325	—	41,833
Operating Lease Obligation(1)	346	749	763	777	791	4,239	7,665

Total	$28,169	$225,300	$80,251	$62,709	$211,711	$318,019	$926,159

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of March 31, 2018, we had $188.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2021. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2023, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2018, we had a receivable of approximately $2.8 million due from the External Investment Manager which included approximately $2.3 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $0.6 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2018, $4.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $2.5 million was deferred into phantom Main Street stock units, representing 74,503 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of March 31, 2018 represented 90,411 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        In April 2018, we made a new portfolio investment to facilitate the minority recapitalization of DPI, Inc. ("DPI"), a leading designer, developer, and distributor of a broad assortment of consumer electronics to national retailers under several proprietary brands. We, along with a co-investor, partnered with DPI's management team to facilitate the transaction, with us funding $35.2 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in St. Louis, Missouri, DPI offers consumer electronics products designed for value-conscious consumers.

        In April 2018, we redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, we recognized a realized loss of $1.5 million in the second quarter related to the write-off of any remaining unamortized deferred financing costs.

        During April 2018, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in June 2018. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2018 of $0.19 per share for each of April, May and June 2018.

        During May 2018, we declared regular monthly dividends of $0.19 per share for each month of July, August and September of 2018. These regular monthly dividends equal a total of $0.57 per share for the third quarter of 2018 and represent a 2.7% increase from the regular monthly dividends declared for the third quarter of 2017. Including the semi-annual supplemental dividend declared for June 2018 and the regular monthly dividends declared for the second and third quarters of 2018, we will have paid $23.375 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2018, approximately 73% of our debt investment portfolio (at cost) bore interest at floating rates, 95% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019, 4.50% Notes due 2022 and 6.125% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2018, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2018.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(6,312)	$940	$(5,372)	$(0.09)
(25)	(3,156)	470	(2,686)	(0.05)
25	3,156	(470)	2,686	0.05
50	6,312	(940)	5,372	0.09
100	12,625	(1,880)	10,745	0.18
200	25,250	(3,760)	21,490	0.36
300	37,874	(5,640)	32,234	0.55
400	50,499	(7,520)	42,979	0.73

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on February 23, 2018, and as updated in our registration statement on Form N-2 filed on April 24, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2018, we issued 42,423 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2018 under the dividend reinvestment plan was approximately $1.6 million.

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

Main Street Capital Corporation
Date: May 4, 2018	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: May 4, 2018	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 4, 2018	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)