Form 10-Q
period 2018-06-30
Main Street Capital CORP
filed 2018-08-03
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

        The number of shares outstanding of the issuer's common stock as of August 2, 2018 was 60,581,858.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $694,340 and $530,034 as of June 30, 2018 and December 31, 2017, respectively)	$913,963	$750,706
Affiliate investments (cost: $360,559 and $367,317 as of June 30, 2018 and December 31, 2017, respectively)	341,416	338,854
Non-Control/Non-Affiliate investments (cost: $1,119,660 and $1,107,447 as of June 30, 2018 and December 31, 2017, respectively)	1,108,752	1,081,745

Total investments (cost: $2,174,559 and $2,004,798 as of June 30, 2018 and December 31, 2017, respectively)	2,364,131	2,171,305

Cash and cash equivalents	40,484	51,528
Interest receivable and other assets	38,743	36,343
Receivable for securities sold	13,295	2,382
Deferred financing costs (net of accumulated amortization of $6,101 and $5,600 as of June 30, 2018 and December 31, 2017, respectively)	4,692	3,837

Total assets	$2,461,345	$2,265,395

LIABILITIES
Credit facility	$289,000	$64,000
SBIC debentures (par: $313,800 and $295,800 as of June 30, 2018 and December 31, 2017, respectively)	306,418	288,483
4.50% Notes due 2022 (par: $185,000 as of both June 30, 2018 and December 31, 2017)	182,319	182,015
4.50% Notes due 2019 (par: $175,000 as of both June 30, 2018 and December 31, 2017)	173,977	173,616
6.125% Notes (par: $0 and $90,655 as of June 30, 2018 and December 31, 2017, respectively)	—	89,057
Accounts payable and other liabilities	16,599	20,168
Payable for securities purchased	17,889	40,716
Interest payable	5,477	5,273
Dividend payable	11,477	11,146
Deferred tax liability, net	10,835	10,553

Total liabilities	1,013,991	885,027

Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 60,400,572 and 58,660,680 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	603	586
Additional paid-in capital	1,371,983	1,310,780
Accumulated net investment income, net of cumulative dividends of $746,766 and $662,563 as of June 30, 2018 and December 31, 2017, respectively	(1,168)	7,921
Accumulated net realized gain from investments (accumulated net realized gain from investments of $56,570 before cumulative dividends of $124,690 as of June 30, 2018 and accumulated net realized gain from investments of $64,576 before cumulative dividends of $124,690 as of December 31, 2017)	(68,120)	(60,114)
Net unrealized appreciation, net of income taxes	144,056	121,195

Total net assets	1,447,354	1,380,368

Total liabilities and net assets	$2,461,345	$2,265,395

NET ASSET VALUE PER SHARE	$23.96	$23.53

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$23,875	$14,590	$45,830	$27,576
Affiliate investments	8,515	9,568	17,587	19,468
Non-Control/Non-Affiliate investments	27,479	26,113	52,395	51,116

Total investment income	59,869	50,271	115,812	98,160
EXPENSES:
Interest	(10,833)	(8,793)	(21,098)	(17,400)
Compensation	(5,673)	(4,555)	(11,164)	(8,985)
General and administrative	(3,097)	(3,060)	(6,071)	(6,000)
Share-based compensation	(2,432)	(2,798)	(4,735)	(5,067)
Expenses allocated to the External Investment Manager	1,678	1,628	3,744	3,152

Total expenses	(20,357)	(17,578)	(39,324)	(34,300)

NET INVESTMENT INCOME	39,512	32,693	76,488	63,860
NET REALIZED GAIN (LOSS):
Control investments	(8,413)	3,789	4,681	3,108
Affiliate investments	—	(115)	—	22,816
Non-Control/Non-Affiliate investments	(5,531)	7,307	(11,165)	12,625
Realized loss on extinguishment of debt	(1,522)	—	(2,896)	(5,217)

Total net realized gain (loss)	(15,466)	10,981	(9,380)	33,332

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	26,046	5,166	3,072	17,046
Affiliate investments	(376)	(674)	13,862	(26,796)
Non-Control/Non-Affiliate investments	7,041	(3,127)	4,895	(10,976)
SBIC debentures	(10)	(36)	1,348	5,629

Total net unrealized appreciation (depreciation)	32,701	1,329	23,177	(15,097)

INCOME TAXES:
Federal and state income, excise and other taxes	852	(438)	(34)	(1,690)
Deferred taxes	(2,148)	(1,736)	(282)	(6,122)

Income tax provision	(1,296)	(2,174)	(316)	(7,812)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$55,451	$42,829	$89,969	$74,283

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.66	$0.58	$1.29	$1.15

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.93	$0.76	$1.52	$1.33

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.570	$0.555	$1.140	$1.110
Supplemental dividends	0.275	0.275	0.275	0.275

Total dividends	$0.845	$0.830	$1.415	$1.385

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	59,828,751	56,166,782	59,343,199	55,648,854

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock				Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	2,104,424	22	78,412	—	—	—	78,434
Share-based compensation	—	—	5,067	—	—	—	5,067
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,346)	—	—	—	(4,347)
Investment through issuance of unregistered shares	11,464	—	442	—	—	—	442
Dividend reinvestment	115,807	1	4,403	—	—	—	4,404
Amortization of directors' deferred compensation	—	—	326	—	—	—	326
Issuance of restricted stock, net of forfeited shares	225,152	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(54,925)	(22,420)	—	(77,345)
Net increase (decrease) resulting from operations	—	—	—	58,643	38,549	(22,909)	74,283

Balances at June 30, 2017	56,698,333	$567	$1,228,185	$22,751	$(42,758)	$74,000	$1,282,745

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$7,921	$(60,114)	$121,195	$1,380,368
Public offering of common stock, net of offering costs	1,432,185	14	53,748	—	—	—	53,762
Share-based compensation	—	—	4,735	—	—	—	4,735
Purchase of vested stock for employee payroll tax withholding	(109,693)	(1)	(4,076)	—	—	—	(4,077)
Dividend reinvestment	168,426	2	6,379	—	—	—	6,381
Amortization of directors' deferred compensation	—	—	419	—	—	—	419
Issuance of restricted stock, net of forfeited shares	248,974	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(84,203)	—	—	(84,203)
Net increase (decrease) resulting from operations	—	—	—	75,114	(8,006)	22,861	89,969

Balances at June 30, 2018	60,400,572	$603	$1,371,983	$(1,168)	$(68,120)	$144,056	$1,447,354

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$89,969	$74,283
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(528,015)	(471,548)
Proceeds from sales and repayments of debt investments in portfolio companies	281,802	380,005
Proceeds from sales and return of capital of equity investments in portfolio companies	42,955	54,352
Net unrealized (appreciation) depreciation	(23,177)	15,097
Net realized (gain) loss	9,380	(33,332)
Accretion of unearned income	(6,945)	(9,091)
Payment-in-kind interest	(952)	(3,125)
Cumulative dividends	(1,069)	(1,789)
Share-based compensation expense	4,735	5,067
Amortization of deferred financing costs	1,685	1,324
Deferred tax provision	282	6,122
Changes in other assets and liabilities:
Interest receivable and other assets	(3,560)	420
Interest payable	204	(289)
Accounts payable and other liabilities	(3,149)	(3,058)
Deferred fees and other	2,162	1,224

Net cash provided by (used in) operating activities	(133,693)	15,662
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	53,762	78,434
Dividends paid	(77,492)	(72,505)
Proceeds from issuance of SBIC debentures	22,000	46,400
Repayments of SBIC debentures	(4,000)	(25,200)
Redemption of 6.125% Notes	(90,655)	—
Proceeds from credit facility	427,000	251,000
Repayments on credit facility	(202,000)	(291,000)
Payment of deferred issuance costs and SBIC debenture fees	(1,889)	(1,125)
Purchases of vested stock for employee payroll tax withholding	(4,077)	(4,347)

Net cash provided by (used in) financing activities	122,649	(18,343)

Net decrease in cash and cash equivalents	(11,044)	(2,681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,528	24,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,484	$21,799

Supplemental cash flow disclosures:
Interest paid	$19,147	$16,304
Taxes paid	$4,075	$2,785
Non-cash financing activities:
Shares issued pursuant to the DRIP	$6,381	$4,404

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$15,120
			Preferred Member Units (8,977,500 units)		8,871	—
			Member Units (45 units)		1	—

					32,700	15,120

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2018)	1,650	1,649	1,649
			Member Units (1,500 units)		1,500	1,370

					3,149	3,019

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,605	4,179	4,179
			Preferred Member Units (3,725,862 units)		3,726	3,726

					7,905	7,905

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity—December 28, 2020)	11,596	11,319	11,319
			Common Stock (57,508 shares)		6,350	9,370

					17,669	20,689

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity—January 9, 2023)(9)	9,796	9,706	9,706
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,986	13,986
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,780

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity—March 30, 2023)(9)	9,271	9,157	9,157
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,733	27,733
			Preferred Member Units (6,157 units)(8)		10,775	10,775

					47,665	47,665

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	64,040

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—February 26, 2023)(9)	21,600	21,397	21,397
			Member Units (4,347 units)(8)		11,440	11,440

					32,837	32,837

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			12% Secured Debt (Maturity—February 3, 2022)	15,900	15,762	15,762
			Preferred Member Units (1,600 units)		400	1,190

					16,162	16,952

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity—December 20, 2021)(9)	12,880	12,783	12,880
			Member Units (717 units)(8)		7,280	9,780
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,173	1,161	1,173
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

					21,434	24,113

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		3,036	2,736

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)(8)		3,270	3,270

					4,142	4,142

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2018)(14)(17)	1,800	1,800	1,800
			5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(14)(19)	12,511	12,479	10,560
			Class A Preferred Member Units		1,181	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,490	12,360

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—April 1, 2023)(9)	26,400	26,146	26,146
			Preferred Member Units (3,451 shares)(8)		8,800	8,800

					34,946	34,946

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.00%, Secured Debt (Maturity—February 13, 2023)(9)	18,487	18,298	18,298
			Preferred Stock (8,400 shares)		8,400	8,400

					26,698	26,698

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—June 24, 2021)(9)	22,910	22,748	22,910
			Member Units (8,619 units)(8)		14,844	33,380

					37,592	56,290

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—March 31, 2020)(9)	5,362	5,331	5,331
			Member Units (1,200 units)		1,200	1,940

					6,531	7,271

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.98%, Secured Debt (Maturity—December 19, 2019)(9)	10,782	10,744	10,782
			Member Units (5,879 units)(8)		13,065	25,450

					23,809	36,232

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity—March 1, 2019)	12,588	12,526	11,956
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per unit)		—	—

					16,649	11,956

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,150

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity—September 30, 2020)(9)	160	160	160
			12.5% Secured Debt (Maturity—April 29, 2021)	12,666	12,582	12,582
			Member Units (3,681 units)		3,681	4,570

					16,423	17,312

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,306	9,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		786	879

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	6,840

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.98%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,927	9,927
			Preferred Member Units (3,200 units)(8)		3,942	3,942

					13,869	13,869

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	14,650	14,540	14,650
			Preferred Member Units (5,607 units)(8)		5,952	11,550

					20,492	26,200

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity—November 14, 2019)(9)	3,655	3,626	3,655
			Member Units (627 units)(8)		811	4,600

					4,437	8,255

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			12.5% Secured Debt (Maturity—September 28, 2020)	5,900	5,870	5,900
			Member Units (325 units)(8)		783	5,620

					6,653	11,520

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			11% Secured Debt (Maturity—July 1, 2022)	8,339	8,300	8,339
			Preferred Equity (non-voting)		400	400
			Member Units (742 units)		5,273	6,730
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	570

					15,026	16,471

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.30%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,606	22,606
			Member Units (657,113 units)		14,700	14,360

					37,306	36,966

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			10% Secured Debt (Maturity—August 31, 2020)	12,250	12,083	12,083
			Preferred Member Units (4,000 shares)		6,000	6,000

					18,083	18,083

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,744	1,750
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,871	3,871
			Member Units (7,874 units)		3,001	2,171
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	768	768	768
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,470

					10,174	10,030

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	62,667

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,536	7,485	7,485
			Common Stock (5,873 shares)		2,720	4,120

					10,205	11,605

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			LIBOR Plus 8.50%, Current Coupon 10.80%, Secured Debt (Maturity—May 31, 2019)	11,475	11,451	11,475
			Member Units (2,955 units)(8)		2,975	12,730

					14,426	24,205

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity—February 28, 2023)	17,440	17,274	17,274
			Preferred Member Units (86,400,000 units)(8)		6,880	6,880

					24,154	24,154

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14% Secured Debt (Maturity—June 8, 2022)	6,900	6,741	6,770
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	500
			Member Units (1,454,167 units)		765	2,500

					7,758	9,770

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	4,750

					10,093	11,126

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,438	20,438
			Preferred Member Units (406 units)		10,200	10,200

					30,638	30,638

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	14,810

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)(8)		1,290	9,590

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.31%, Secured Debt (Maturity—November 15, 2021)(9)	15,600	15,489	15,600
			Common Stock (1,962 shares)(8)		2,150	11,030

					17,639	26,630

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	7,477	7,371	7,477
			Preferred Member Units (19,631 units)(8)		4,600	13,090
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	780

					13,171	21,347

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity—June 8, 2021)	7,341	7,341	6,450
			Member Units (1,000 units)		3,643	5,713

					10,984	12,163

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	750
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,670

					2,269	8,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2018)	2,924	2,924	1,110
			Series A Preferred Units (2,500 units)		2,500	—
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,480

					8,820	3,590

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—December 23, 2018)	2,814	2,806	2,806
			Series A Preferred Stock (3,000,000 shares)		3,000	3,360
			Common Stock (1,126,242 shares)		3,706	129

					9,512	6,295

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	997	997
			12% Secured Debt (Maturity—October 1, 2019)	425	425	425
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	2,359

					7,606	6,531

Subtotal Control Investments (63.1% of net assets at fair value)					$694,340	$913,963

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$900
			Preferred Member Units (186 units)(8)		1,200	3,760

					1,459	4,660

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	9,450	9,301	9,440
			Options (2 equivalent units)		397	800
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	450

					10,171	10,690

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity—April 8, 2021)(9)	650	632	632
			17% Secured Debt (Maturity—April 8, 2021)	4,000	3,890	3,890
			Member Units (800,000 units)		800	470

					5,322	4,992

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.31%, Secured Debt (Maturity—June 30, 2022)(9)	16,742	16,594	16,742
			Member Units (2,160,000 units)(8)		2,160	5,220

					18,754	21,962

Boss Industries, LLC	July 1, 2014	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
			Preferred Member Units (2,242 units)(8)		2,160	5,270

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,044	6,044
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	4,020
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	993	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,169	12,064

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity—June 30, 2020)(9)	19,704	19,616	19,616
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,299	4,299

					23,915	23,915

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—October 10, 2019)	3,843	3,827	3,843
			Member Units (65,356 units)(8)		654	2,850

					4,481	6,693

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Deb (Maturity—July 4, 2021)(19)	4,523	4,494	4,523
			Class A Units (1,500,000 units)		1,500	2,180

					5,994	6,703

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			8.50% Secured Debt (Maturity—February 2, 2023)	7,972	7,972	7,085
			Common Stock (19,041 shares)		3,141	3,141

					11,113	10,226

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,210	741
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		21,883	22,874

					27,093	23,615

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,046
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,237

					7,702	9,283

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	630

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)		461	413

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,742
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,506

					14,532	14,248

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Gault Financial, LLC (RMB Capital, LLC)	November 21, 2011	Purchases and Manages Collection of Healthcare and other Business Receivables
			8% Secured Debt (Maturity—January 1, 2019)	12,333	12,333	11,382
			Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

					12,733	11,382

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		1,460	1,460

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.5% Secured Debt (Maturity—December 2, 2021)	14,300	14,188	14,300
			Preferred Member Units (226 units)(8)		2,850	6,220
			Preferred Member Units (HRS Services, ULC) (226 units)		150	330

					17,188	20,850

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,380
			Member Units (318,462 units)(8)		2,236	7,070

					5,236	10,450

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,687

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Member Units (2,179,001 units)		2,019	2,000

Meisler Operating LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity—June 7, 2022)(9)	20,800	20,612	20,612
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	5,570

					25,467	26,182

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,406	5,406	5,406
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	50	50	50
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					9,356	5,456

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

OPI International Ltd.(13)	November 30, 2010	Provider of Man Camp and Industrial Storage Services
			Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current / 3% PIK Secured Debt (Maturity—March 31, 2019)(19)	12,385	12,351	12,351
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	3,480
			Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	290

					18,018	16,121

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Acquisition, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (2,000,000 units)(8)		2,000	1,620

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity—January 13, 2019)(9)	8,069	8,066	8,069
			15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	931	931	931
			Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		3,137	3,137
			Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,869	7,869
			Common Stock (1,075,992 shares)		—	1,220

					20,003	21,226

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	890
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	2,360

					4,717	3,250

Valley Healthcare Group, LLC	December 29, 2015	Provider of Durable Medical Equipment
			LIBOR Plus 10.50% (Floor 0.50%), Current Coupon 12.48%, Secured Debt (Maturity—December 29, 2020)(9)	11,646	11,577	11,646
			Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	2,300

					13,177	13,946

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	19,272	18,054	18,054
			8% Unsecured Convertible Debt (Maturity—November 16, 2023)	297	297	297
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	871

					34,927	33,222

Subtotal Affiliate Investments (23.6% of net assets at fair value)					$360,559	$341,416

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)(13)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.11%, Secured Debt (Maturity—June 30, 2023)(9)	$14,688	$14,406	$14,908

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity—November 3, 2020)(9)	9,281	9,082	9,281

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.67%, Secured Debt (Maturity—December 31, 2022)(9)	12,916	12,689	12,755

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity—September 8, 2023)(9)	3,438	3,391	3,391

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity—July 19, 2021)(9)	13,455	13,401	13,522

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.33%, Secured Debt (Maturity—October 10, 2018)(9)	422	414	414
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.33%, Secured Debt (Maturity—April 10, 2023)(9)	11,250	11,036	11,036

					11,450	11,450

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity—March 31, 2022)(9)	6,844	6,770	6,810

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity—December 8, 2021)(9)	15,592	15,023	15,153

Anchor Hocking, LLC(11)	April 2, 2012	Household Products Manufacturer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.32%, Secured Debt (Maturity—June 4, 2020)(9)	2,242	2,207	2,247

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.98%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,352	14,352

					16,752	16,752

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—November 13, 2019)(9)	16,068	15,996	16,068

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,000

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity—June 22, 2021)(9)	6,864	6,741	6,856

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.33% / 1.00% PIK, Current Coupon Plus PIK 9.33%, Secured Debt (Maturity—June 11, 2021)(9)(19)	14,239	13,919	13,491

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.56%, Secured Debt (Maturity—May 11, 2022)(9)	2,524	2,500	2,500

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity—March 9, 2022)(9)	14,561	14,335	14,467
			Member Units (1,050,000 units)		1,050	1,100

					15,385	15,567

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity—November 6, 2020)(9)	11,751	11,608	7,756

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.25%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,713	6,581

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,360
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		1,000	1,063

					13,000	11,423

Brundage-Bone Concrete Pumping, Inc.(11)	August 18, 2014	Construction Services Provider
			10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,988	3,187

BW NHHC Holdco Inc.(11)	May 30, 2018	Full-Continuum Provider of Home Health Services
			LIBOR Plus 5.00%, Current Coupon 7.07%, Secured Debt (Maturity—May 15, 2025)	7,500	7,389	7,425

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity—November 14, 2023)(9)	14,963	14,825	14,963

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity—August 23, 2022)(9)	12,805	12,768	12,568

CDHA Management, LLC(10)	December 5, 2016	Dental Services
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity—December 5, 2021)(9)	5,412	5,359	5,411

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.72%, Secured Debt (Maturity—October 6, 2021)(9)	7,941	7,922	7,981

Cenveo Corporation(11)	September 4, 2015	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.04%, Secured Debt (Maturity—November 2, 2018)(9)	6,089	6,059	6,028
			6% Secured Debt (Maturity—August 1, 2019)	19,130	17,126	6,887

					23,185	12,915

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	82

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.81%, Secured Debt (Maturity—December 5, 2022)(9)	2,963	2,908	2,908

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity—June 30, 2023)(9)	10,885	10,834	10,858
			Member Units (42,207 units)		4,221	4,221

					15,055	15,079

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity—August 3, 2022)(9)	11,550	11,451	11,451

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,265	7,265	7,265
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

					7,739	7,275

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—February 12, 2021)(9)	10,146	10,059	10,133

Drilling Info Holdings, Inc.	November 20, 2009	Information Services for the Oil and Gas Industry
			Common Stock (3,788,865 shares)(8)		—	15,990

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.85%, Secured Debt (Maturity—April 13, 2023)(9)	13,795	13,516	13,516
			Class AA Preferred Member Units (non-voting)		724	724
			Class A Preferred Member Units (776,316 units)		776	776

					15,016	15,016

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,460	1,596
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)(8)		2,072	1,122
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,383	3,631
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,101	7,164
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,864	4,964
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		3,207	2,908

					26,087	21,385

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 7.59%, Secured Debt (Maturity—June 13, 2024)	17,500	17,151	17,237

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,889	5,882

Extreme Reach, Inc.(11)	March 31, 2015	Integrated TV and Video Advertising Platform
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—February 7, 2020)(9)	13,307	13,297	13,324

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.87%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,273	3,273

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—April 3, 2020)(9)	12,345	11,999	11,481

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Services to Retail/Grocery Customers
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity—October 29, 2021)(9)	9,242	9,176	9,277
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,782	3,969

					12,958	13,246

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—December 22, 2024)(9)	17,775	17,607	17,642

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.36%, Secured Debt (Maturity—July 31, 2018)(9)	4,750	4,750	3,654
			13.75% Secured Debt (Maturity—July 31, 2018)	2,055	2,040	226

					6,790	3,880

Hojeij Branded Foods, LLC(10)	July 28, 2015	Multi-Airport, Multi-Concept Restaurant Operator
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—July 20, 2022)(9)	12,412	12,304	12,412

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 8.17%, Secured Debt (Maturity—January 28, 2020)	5,188	4,534	4,896
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity—January 28, 2021)(9)	8,416	8,020	8,206

					12,554	13,102

Hostway Corporation(11)	December 27, 2013	Managed Services and Hosting Provider
			LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 7.34% / 0.50% PIK, Current Coupon Plus PIK 7.84%, Secured Debt (Maturity—December 13, 2019)(9)(19)	30,655	30,005	29,966

Houghton Mifflin Harcourt Publishers Inc.(11)(13)	May 3, 2017	Provider of Educational Print and Digital Services
			LIBOR Plus 3.00% (Floor 1.00%), Current Coupon 5.09%, Secured Debt (Maturity—May 28, 2021)(9)	15,224	14,345	14,269

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity—March 29, 2023)(9)	41,022	40,143	40,143

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 7.00%, Current Coupon 8.89%, Secured Debt (Maturity—May 12, 2022)	6,623	6,516	5,927

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.10%, Secured Debt (Maturity—May 1, 2019)(9)	10,785	10,642	10,785

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity—April 30, 2021)(9)	19,219	18,994	19,121

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,715	4,646	4,498
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		90	90
			Member Units (Industrial Services Investments, LLC) (900 units)		900	210

					5,636	4,798

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	11,149	10,671	10,564

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	2,070

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—June 14, 2025)(9)	6,429	6,365	6,445

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—May 2, 2023)(9)	15,000	14,853	14,853

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity—September 16, 2020)(9)	10,853	10,807	10,853

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.73%, Secured Debt (Maturity—May 26, 2021)(9)	4,217	4,208	4,217

Jacuzzi Brands LLC(11)	June 30, 2017	Manufacturer of Bath and Spa Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity—June 28, 2023)(9)	3,900	3,832	3,939

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,316	12,361

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.33%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,505	2,505	2,480
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	778

					2,858	3,258

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)		2,069	4,483

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity—December 22, 2024)(9)	9,679	9,481	9,727

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	57
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		73	56

					198	113

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—May 1, 2023)(9)	9,899	9,875	9,819

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity—August 28, 2022)(9)	12,869	12,529	13,255

Messenger, LLC(10)	December 5, 2014	Supplier of Specialty Stationery and Related Products to the Funeral Industry
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—September 9, 2020)(9)	16,717	16,650	16,717

Minute Key, Inc.	September 19, 2014	Operator of Automated Key Duplication Kiosks
			Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	1,400

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity—April 26, 2024)(9)	4,347	4,285	4,347

New Era Technology, Inc.(10)	July 3, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—June 22, 2023)(9)	6,711	6,576	6,576

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—July 14, 2022)(9)	19,914	19,559	20,070

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.32%, Secured Debt (Maturity—March 2, 2022)	18,375	18,220	18,220

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity—November 27, 2020)(9)	7,705	7,000	7,401

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity—October 17, 2022)(9)	15,558	15,126	15,130

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—June 7, 2022)(9)	4,542	4,507	4,548

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,026	5,026	987

Paris Presents Incorporated(11)	February 5, 2015	Branded Cosmetic and Bath Accessories
			LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,474	4,517

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	369	369	369
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	920
			Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	—

					1,168	1,289

Pernix Therapeutics Holdings, Inc.(10)	August 18, 2014	Pharmaceutical Royalty
			12% Secured Debt (Maturity—August 1, 2020)	3,031	3,031	1,958

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity—April 30, 2021)(9)	9,812	9,119	9,003

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	4

					342	4

PPC/SHIFT LLC(10)	December 22, 2016	Provider of Digital Solutions to Automotive Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity—December 22, 2021)(9)	6,470	6,368	6,470

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.48%, Secured Debt (Maturity—May 1, 2026)	8,000	7,960	8,050

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity—January 28, 2020)(9)	19,820	18,529	19,621

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity—November 30, 2021)(9)	8,817	8,817	8,817

QBS Parent, Inc.(11)	August 12, 2014	Provider of Software and Services to the Oil & Gas Industry
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.11%, Secured Debt (Maturity—August 7, 2021)(9)	15,272	15,134	15,349

Radiology Partners, Inc.(10)	January 25, 2018	Radiology Practice Providing Scan Interpretations
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity—December 4, 2023)(9)	9,731	9,638	9,761

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity—December 20, 2024)(9)	13,466	12,830	13,264

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 9.92%, Secured Debt (Maturity—July 26, 2022)(9)(24)	17,088	16,799	16,799
			Member Units (601 units)		750	830

					17,549	17,629

RGL Reservoir Operations Inc.(11)(13)(21)	August 25, 2014	Oil & Gas Equipment and Services
			1% Current / 9% PIK Secured Debt (Maturity—December 21, 2024)(19)	721	407	396

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	16

					471	16

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—June 9, 2021)(9)	11,739	11,525	11,563

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,098	6,179

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity—August 9, 2022)(9)	13,875	13,635	13,806

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.09%, Secured Debt (Maturity—April 30, 2020)(9)	13,199	13,148	13,257

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—September 12, 2023)(9)(22)	19,865	19,510	18,160

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity—November 30, 2022)(9)	9,375	9,149	9,527
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—May 30, 2019)(9)	409	395	411

					9,544	9,938

Synagro Infrastructure Company, Inc(11)	August 29, 2013	Waste Management Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity—August 22, 2020)(9)	11,662	11,292	10,671

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	107

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,320

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,611	7,808

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.83%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,930	5,075

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity—January 26, 2023)(9)	11,719	11,386	11,895

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity—October 31, 2022)(9)(25)	17,432	17,309	17,563

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity—October 30, 2020)(9)	4,838	4,615	3,679

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.05%, Secured Debt (Maturity—March 7, 2024)	8,500	8,418	8,670

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(27)	Business Description	Type of Investment(2)(3)(26)	Principal(4)	Cost(4)	Fair Value(18)

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—November 3, 2021)(9)	16,195	15,917	16,195

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity—May 2, 2023)(9)	19,883	19,710	19,617

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—March 1, 2023)(9)	7,500	7,469	7,573

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity—February 16, 2022)(9)	3,263	3,021	3,075
			Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	600

					3,352	3,675

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity—September 29, 2022)(9)(23)	12,867	12,616	12,616

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (76.6% of net assets at fair value)					$1,119,660	$1,108,752

Total Portfolio Investments, June 30, 2018					$2,174,559	$2,364,131

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2018

(dollars in thousands)

(unaudited)

(8)
Income producing through dividends or distributions.

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2018. As noted in this schedule, 69% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.02%.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company entered into a forward foreign currency contract with Cadence Bank to lend $24.1 million Canadian Dollars and receive $19.8 million U.S. Dollars with a settlement date of September 12, 2018. The unrealized appreciation on the forward foreign currency contract is $1.4 million as of June 30, 2018. This unrealized appreciation is offset by the foreign currency translation depreciation on the investment.

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

(26)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(27)
Investment date represents the date of initial investment in the portfolio company.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			5% Current / 5% PIK Secured Debt (Maturity—July 22, 2020)(19)	$23,828	$23,828	$17,150
			Preferred Member Units (8,248,500 units)		8,142	—
			Member Units (45 units)		1	—

					31,971	17,150

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2018)	1,800	1,795	1,795
			Member Units (1,500 units)		1,500	1,530

					3,295	3,325

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	3,726	3,249	3,249
			Preferred Member Units (3,725,862 units)		3,726	3,726

					6,975	6,975

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity—December 28, 2017)(17)	11,596	11,596	11,596
			Common Stock (57,508 shares)		6,350	9,370

					17,946	20,966

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,900

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	89,560

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			12% Secured Debt (Maturity—February 3, 2022)	18,400	18,225	18,225
			Preferred Member Units (1,600 units)		400	650

					18,625	18,875

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—December 20, 2021)(9)	13,280	13,168	13,280
			Member Units (717 units)(8)		7,280	9,500
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,183	1,171	1,183
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

					21,829	24,243

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		3,440	2,392

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Copper Trail Energy Fund I, LP(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Fully diluted 30.1%)		2,500	2,500
Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2018)	1,575	1,575	1,575
			5.25% Current / 5.25% PIK Secured Debt (Maturity—May 30, 2019)(19)	12,349	12,311	11,110
			Class A Preferred Member Units		1,181	730
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,097	13,415

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity—June 24, 2021)(9)	23,400	23,213	23,400
			Member Units (8,619 units)(8)		14,844	23,370

					38,057	46,770

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity—March 31, 2020)(9)	5,483	5,443	5,443
			Member Units (1,200 units)		1,200	1,940

					6,643	7,383

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—December 19, 2019)(9)	11,603	11,550	11,603
			Member Units (5,879 units)(8)		13,065	21,970

					24,615	33,573

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	10,060

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—September 30, 2020)(9)	80	80	80
			12.5% Secured Debt (Maturity—April 29, 2021)	12,800	12,703	12,703
			Member Units (3,681 units)		3,681	4,840

					16,464	17,623

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,206	9,400

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		536	536

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)		718	3,580

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,918	9,918
			Preferred Member Units (3,200 units)		3,942	3,940

					13,860	13,858

Hydratec, Inc.	November 1, 2007	Designer and Installer of Micro-Irrigation Systems
			Common Stock (7,095 shares)(8)		7,095	15,000

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	15,250	15,116	15,250
			Preferred Member Units (5,607 units)(8)		5,952	11,660

					21,068	26,910

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—November 14, 2019)(9)	3,955	3,917	3,955
			Member Units (627 units)(8)		811	5,100

					4,728	9,055

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			10% Secured Debt (Maturity—September 28, 2020)	375	372	375
			12.5% Secured Debt (Maturity—September 28, 2020)	5,900	5,867	5,900
			Member Units (325 units)(8)		783	4,420

					7,022	10,695

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			11% Secured Debt (Maturity—July 1, 2022)	9,942	9,890	9,942
			Preferred Equity (non-voting)		400	400
			Member Units (742 units)(8)		5,273	6,790
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	520

					16,616	18,084

Marine Shelters Holdings, LLC	December 28, 2012	Fabricator of Marine and Industrial Shelters
			12% PIK Secured Debt (Maturity—December 28, 2017)(14)	3,131	3,078	—
			Preferred Member Units (3,810 units)		5,352	—

					8,430	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity—July 28, 2022)(9)	23,360	23,143	23,143
			Member Units (657,113 units)		14,700	14,700

					37,843	37,843

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			13% Secured Debt (Maturity—August 31, 2020)	12,600	12,526	12,526
			Preferred Member Units (4,000 shares)		6,000	6,000

					18,526	18,526

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,398	1,390	1,390
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,863	3,863
			Member Units (5,714 units)		2,405	1,575
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	791	791	791
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,290

					9,239	8,909

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	41,768

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,768	7,696	7,696
			Common Stock (5,873 shares)		2,720	6,820

					10,416	14,516

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			LIBOR Plus 8.50%, Current Coupon 9.98%, Secured Debt (Maturity—May 31, 2019)	11,475	11,439	11,475
			Member Units (2,955 units)(8)		2,975	11,670

					14,414	23,145

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—January 15, 2018)(9)	400	400	400
			14% Secured Debt (Maturity—January 15, 2018)	3,865	3,865	3,865
			Warrants (251,723 equivalent units; Expiration—September 8, 2021; Strike price—$0.01 per unit)		252	500
			Member Units (1,454,167 units)		765	2,500

					5,282	7,265

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,208 units)(8)		3,717	3,250

					10,093	9,626

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,420	20,420
			Preferred Member Units (406 units)		10,200	10,200

					30,620	30,620

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	14,110

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)(8)		1,290	10,310

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 8.34%, Secured Debt (Maturity—November 15, 2021)(9)	16,100	15,972	16,100
			Common Stock (1,962 shares)(8)		2,150	12,440

					18,122	28,540

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	7,477	7,347	7,477
			Preferred Member Units (19,631 units)		4,600	11,490
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	650

					13,147	19,617

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity—June 8, 2020)	7,341	7,341	6,950
			Member Units (1,000 units)		2,868	4,938

					10,209	11,888

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)	750	707	707
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,559

					2,226	7,876

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

SoftTouch Medical Holdings LLC	October 31, 2014	Provider of In-Home Pediatric Durable Medical Equipment
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—October 31, 2019)(9)	7,140	7,110	7,140
			Member Units (4,450 units)(8)		4,930	10,089

					12,040	17,229

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2018)	2,924	2,923	2,410
			Series A Preferred Units (2,500 units)		2,500	—
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,389

					8,819	4,799

Uvalco Supply, LLC	January 2, 2008	Farm and Ranch Supply Store
			9% Secured Debt (Maturity—January 1, 2019)	348	348	348
			Member Units (1,867 units)(8)		3,579	3,880

					3,927	4,228

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—December 23, 2018)	2,814	2,797	2,797
			Series A Preferred Stock (3,000,000 shares)		3,000	3,000
			Common Stock (1,126,242 shares)		3,706	—

					9,503	5,797

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	996	996
			12% Secured Debt (Maturity—October 1, 2019)	300	300	300
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—September 29, 2018; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	3,220

					7,480	7,266

Subtotal Control Investments (54.4% net assets at fair value)					$530,034	$750,706

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$860
			Preferred Member Units (186 units)(8)		1,200	3,590

					1,459	4,450

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	8,715	8,572	8,715
			Options (2 equivalent units)		397	920
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	520

					9,442	10,155

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity—April 8, 2021)(9)	800	778	778
			15% Secured Debt (Maturity—April 8, 2021)	4,000	3,876	3,876
			Member Units (800,000 units)		800	500

					5,454	5,154

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity—June 30, 2022)(9)	16,400	16,230	16,400
			Member Units (2,160,000 units)		2,160	3,440

					18,390	19,840

Boss Industries, LLC	July 1, 2014	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
			Preferred Member Units (2,242 units)(8)		2,080	3,930

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	5,884	5,884
			Warrants (63 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,520
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	992	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,008	11,404

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity—June 30, 2020)(9)	20,304	20,193	20,193
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,177	4,172

					24,370	24,365

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—October 10, 2019)	4,083	4,060	4,083
			Member Units (65,356 units)(8)		654	3,230

					4,714	7,313

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Secured Debt (Maturity—July 4, 2021)	4,500	4,468	4,500
			Class A Units (1,500,000 units)(8)		1,500	2,650

					5,968	7,150

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)(8)		5,730	1,515
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		17,869	18,632

					23,599	20,147

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,996	7,165
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,904	1,889

					7,900	9,054

Dos Rios Stone Products LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (2,000,000 units)(8)		2,000	1,790

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	630

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		1,103	1,055

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,614
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,506

					14,532	14,120

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Gault Financial, LLC (RMB Capital, LLC)	November 21, 2011	Purchases and Manages Collection of Healthcare and other Business Receivables
			10.5% Secured Debt (Maturity—January 1, 2019)	12,483	12,483	11,532
			Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

					12,883	11,532

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity—August 13, 2019)	10,708	10,632	10,632
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—

					14,755	10,632

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 9.9%)		943	943

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			11% Secured Debt (Maturity—December 2, 2021)	14,300	14,175	14,300
			Preferred Member Units (226 units)(8)		2,850	3,800
			Preferred Member Units (HRS Services, ULC) (226 units)(8)		150	200

					17,175	18,300

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,200
			Member Units (315,756 units)		2,179	6,140

					5,179	9,340

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,841

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Member Units (2,179,001 units)		2,019	2,000

Meisler Operating LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity—June 7, 2022)(9)	16,800	16,633	16,633
			Member Units (Milton Meisler Holdings LLC) (31,976 units)		3,200	3,390

					19,833	20,023

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,094	5,094	5,094
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	48	48	48
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					9,042	5,142

OPI International Ltd.(13)	November 30, 2010	Provider of Man Camp and Industrial Storage Services
			Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Secured Debt (Maturity—March 31, 2019)	12,650	12,593	12,593
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	2,610
			Preferred Stock (1,500,000 shares; 20% cumulative)(8)(19)		3,927	890

					18,260	16,093

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Tin Roof Acquisition Company	November 13, 2013	Casual Restaurant Group
			12% Secured Debt (Maturity—November 13, 2018)	12,783	12,722	12,722
			Class C Preferred Stock (Fully diluted 10.0%; 10% cumulative)(8)(19)		3,027	3,027

					15,749	15,749

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.20%, Secured Debt (Maturity—January 13, 2019)(9)	8,535	8,529	8,535
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.20% / 1.00% PIK, Current Coupon Plus PIK 10.20%, Secured Debt (Maturity—January 13, 2019)(9)(19)	137	137	137
			15% PIK Unsecured Debt (Maturity—July 13, 2019)(19)	865	865	865
			Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		2,858	2,850
			Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		7,361	7,320
			Common Stock (1,075,992 shares)		—	2,490

					19,750	22,197

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units)		717	830
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	1,910

					4,717	2,740

Valley Healthcare Group, LLC	December 29, 2015	Provider of Durable Medical Equipment
			LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity—December 29, 2020)(9)	11,766	11,685	11,685
			Preferred Member Units (Valley Healthcare Holding, LLC) (1,600 units)		1,600	1,600

					13,285	13,285

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	16,734	15,200	15,200
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	2,080

					31,776	31,280

Subtotal Affiliate Investments (24.5% net assets at fair value)					$367,317	$338,854

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity—June 30, 2023)(9)	$11,751	$11,475	$11,810

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—November 3, 2020)(9)	10,341	10,116	10,147

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity—December 31, 2022)(9)	13,014	12,767	12,833

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—September 8, 2023)(9)	3,438	3,388	3,388

Ahead, LLC(10)	November 13, 2015	IT Infrastructure Value Added Reseller
			LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity—November 2, 2020)	11,061	10,848	11,130

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—July 19, 2021)(9)	13,846	13,781	13,955

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity—March 31, 2022)(9)	7,031	6,947	6,996

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity—December 8, 2021)(9)	10,582	9,934	10,443
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity—June 6, 2022)(9)	3,714	3,589	3,507

					13,523	13,950

Anchor Hocking, LLC(11)	April 2, 2012	Household Products Manufacturer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity—June 4, 2020)(9)	2,254	2,211	2,248
			Member Units (440,620 units)		4,928	3,745

					7,139	5,993

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,347	14,347

					16,747	16,747

Arcus Hunting LLC.(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—November 13, 2019)(9)	15,391	15,294	15,391

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity—June 22, 2021)(9)	7,364	7,215	7,346

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33% / 1.00% PIK, Current Coupon Plus PIK 8.33%, Secured Debt (Maturity—June 11, 2021)(9)(19)	9,567	9,454	9,507

Berry Aviation, Inc.(10)	January 30, 2015	Airline Charter Service Operator
			13.75% Secured Debt (Maturity—January 30, 2020)	5,627	5,598	5,627
			Common Stock (553 shares)		400	1,010

					5,998	6,637

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—May 11, 2022)(9)	2,488	2,461	2,461

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity—March 9, 2022)(9)	15,325	15,060	15,192
			Member Units (1,050,000 units)		1,050	1,000

					16,110	16,192

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity—November 6, 2020)(9)	12,127	11,955	8,540

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.75%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,705	6,573

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,328
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.8%)(8)		1,000	1,063

					13,000	11,391

Brundage-Bone Concrete Pumping, Inc.(11)	August 18, 2014	Construction Services Provider
			10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,987	3,180

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity—November 14, 2023)(9)	15,000	14,853	14,853

CapFusion, LLC(13)	March 25, 2016	Non-Bank Lender to Small Businesses
			13% Secured Debt (Maturity—March 25, 2021)(14)	6,705	5,645	1,871

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—August 23, 2022)(9)	12,902	12,862	12,677

CDHA Management, LLC(10)	December 5, 2016	Dental Services
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity—December 5, 2021)(9)	5,365	5,303	5,365

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—October 6, 2021)(9)	7,481	7,462	7,518

Cenveo Corporation(11)	September 4, 2015	Provider of Commercial Printing, Envelopes, Labels, and Printed Office Products
			6% Secured Debt (Maturity—August 1, 2019)	19,130	17,126	13,582

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity—May 22, 2019)(9)	19,041	16,473	7,807

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	85

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity—December 5, 2022)(9)	3,000	2,941	2,941

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—June 30, 2023)(9)	7,125	7,090	7,090
			Member Units (28,000 units)		3,723	3,723

					10,813	10,813

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity—August 3, 2022)(9)	11,850	11,739	11,739

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,229	7,229	7,229
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

					7,703	7,239

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—February 12, 2021)(9)	9,313	9,266	9,337

Drilling Info Holdings, Inc.	November 20, 2009	Information Services for the Oil and Gas Industry
			Common Stock (3,788,865 shares)(8)		—	8,610

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,906	2,202
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,227	1,549
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,305	3,720
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		6,277	6,225
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,138	6,116
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		3,458	3,828

					26,311	23,640

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,878	6,244

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Extreme Reach, Inc.(11)	March 31, 2015	Integrated TV and Video Advertising Platform
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity—February 7, 2020)(9)	10,411	10,397	10,398

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,267	3,267

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity—April 3, 2020)(9)	13,076	12,616	12,128

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Services to Retail/Grocery Customers
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.48%, Secured Debt (Maturity—October 29, 2021)(9)	6,807	6,733	6,833
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,769	3,793

					10,502	10,626

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity—December 22, 2024)(9)	18,000	17,820	17,865

Grace Hill, LLC(10)	August 29, 2014	Online Training Tools for the Multi-Family Housing Industry
			Prime Plus 5.25% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—August 15, 2019)(9)	1,215	1,208	1,215
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.58%, Secured Debt (Maturity—August 15, 2019)(9)	11,407	11,356	11,407

					12,564	12,622

Great Circle Family Foods, LLC(10)	March 25, 2015	Quick Service Restaurant Franchise
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity—October 28, 2019)(9)	7,219	7,187	7,219

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.50%, Secured Debt (Maturity—January 31, 2018)(9)	4,750	4,748	3,541
			13.75% Secured Debt (Maturity—July 31, 2018)	2,055	2,040	226

					6,788	3,767

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

GST Autoleather, Inc.(11)	July 21, 2014	Automotive Leather Manufacturer
			PRIME Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity—April 5, 2018)(9)	7,578	7,500	7,500
			PRIME Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—July 10, 2020)(9)	15,619	15,120	11,813

					22,620	19,313

Guitar Center, Inc.(11)	April 10, 2014	Musical Instruments Retailer
			6.5% Secured Debt (Maturity—April 15, 2019)	16,625	16,009	15,378

Hojeij Branded Foods, LLC(10)	July 28, 2015	Multi-Airport, Multi-Concept Restaurant Operator
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—July 20, 2022)(9)	12,137	12,022	12,137

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity—January 28, 2021)(9)	8,460	7,986	7,783

Hostway Corporation(11)	December 27, 2013	Managed Services and Hosting Provider
			LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2019)(9)	20,150	19,796	19,621
			LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2018)(9)	12,406	11,575	11,692

					31,371	31,313

Hunter Defense Technologies, Inc.(11)	August 14, 2014	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—August 5, 2019)(9)	20,224	19,851	19,997

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity—May 12, 2022)	6,708	6,588	6,699

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity—May 1, 2019)(9)	11,005	10,764	10,977

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity—April 30, 2021)(9)	19,372	19,115	19,243

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Indivior Finance LLC(11)(13)	March 20, 2015	Specialty Pharmaceutical Company Treating Opioid Dependence
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity—December 18, 2022)(9)	1,176	1,171	1,182

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			11.25% Current / 0.75% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,553	4,478	4,553
			Member Units (Industrial Services Investments, LLC) (900,000 units)		900	810

					5,378	5,363

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	6,249	5,994	5,687

iPayment, Inc.(11)	June 25, 2015	Provider of Merchant Acquisition
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity—April 11, 2023)(9)	11,970	11,861	12,090

iQor US Inc.(11)	April 17, 2014	Business Process Outsourcing Services Provider
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—April 1, 2021)(9)	990	983	986

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	1,920

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.01%, Secured Debt (Maturity—September 16, 2020)(9)	11,110	11,054	11,110

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity—May 26, 2021)(9)	4,390	4,379	4,390

Jacuzzi Brands LLC(11)	June 30, 2017	Manufacturer of Bath and Spa Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—June 28, 2023)(9)	3,950	3,876	3,980

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,299	12,472

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Keypoint Government Solutions, Inc.(10)	April 17, 2017	Provider of Pre-Employment Screening Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity—April 18, 2024)(9)	12,031	11,921	12,031

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,418	2,418	2,394
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	976

					2,771	3,370

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)		2,500	4,234

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity—August 9, 2024)(9)	10,135	9,921	9,921

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	57
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		108	92

					233	149

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—May 1, 2023)(9)	2,963	2,931	2,978

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity—August 28, 2022)(9)	13,381	12,993	13,531

Messenger, LLC(10)	December 5, 2014	Supplier of Specialty Stationery and Related Products to the Funeral Industry
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—September 9, 2020)(9)	17,331	17,249	17,331

Minute Key, Inc.	September 19, 2014	Operator of Automated Key Duplication Kiosks
			Warrants (1,437,409 equivalent shares; Expiration—May 20, 2025; Strike price—$0.01 per share)		280	1,170

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—April 26, 2024)(9)	4,402	4,336	4,452

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity—July 14, 2022)(9)	17,715	17,342	17,864

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity—March 2, 2022)	11,958	11,854	11,854

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity—November 27, 2020)(9)	7,745	6,913	7,256

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity—October 17, 2022)(9)	14,636	14,189	14,239

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity—June 7, 2022)(9)	6,186	6,126	6,155

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	5,071	5,071	1,198

P.F. Chang's China Bistro, Inc.(11)	September 6, 2017	Casual Restaurant Group
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.51%, Secured Debt (Maturity—September 1, 2022)(9)	4,988	4,846	4,715

Paris Presents Incorporated(11)	February 5, 2015	Branded Cosmetic and Bath Accessories
			LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—December 31, 2021)(9)	4,500	4,471	4,477

Parq Holdings Limited Partnership(11)(13)(21)	December 22, 2014	Hotel & Casino Operator
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity—December 17, 2020)(9)	7,481	7,399	7,528

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	306	306	306
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	980
			Common Stock (Permian Holdco 1, Inc.) (154,558 units)		—	140

					1,105	1,426

Pernix Therapeutics Holdings, Inc.(10)	August 18, 2014	Pharmaceutical Royalty
			12% Secured Debt (Maturity—August 1, 2020)	3,129	3,129	1,971

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	11

					342	11

PPC/SHIFT LLC(10)	December 22, 2016	Provider of Digital Solutions to Automotive Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—December 22, 2021)(9)	6,869	6,748	6,869

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity—January 28, 2020)(9)	12,830	11,332	12,253

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.86%, Secured Debt (Maturity—November 30, 2021)(9)	8,553	8,553	8,553

QBS Parent, Inc.(11)	August 12, 2014	Provider of Software and Services to the Oil & Gas Industry
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.13%, Secured Debt (Maturity—August 7, 2021)(9)	14,272	14,114	14,165

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.13%, Secured Debt (Maturity—December 20, 2024)(9)	13,500	12,826	12,826

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity—July 26, 2022)(9)(25)	17,088	16,770	16,770
			Member Units (601 units)		750	750

					17,520	17,520

RGL Reservoir Operations Inc.(11)(13)(21)	August 25, 2014	Oil & Gas Equipment and Services
			1% Current / 9% PIK Secured Debt (Maturity—December 21, 2024)(19)	721	407	407

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	20

					471	20

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,670

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity—June 9, 2021)(9)	10,081	9,870	9,778

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,006	7,040

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—August 9, 2022)(9)	14,625	14,351	14,552

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity—April 30, 2020)(9)	13,234	13,170	13,341

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity—September 12, 2023)(9)(22)	20,000	19,617	18,891

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—November 30, 2022)(9)	9,500	9,250	9,643
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity—May 30, 2019)(9)	2,500	2,479	2,513

					11,729	12,156

Subsea Global Solutions, LLC(10)	March 17, 2015	Underwater Maintenance and Repair Services
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—March 17, 2020)(9)	7,687	7,637	7,687

Synagro Infrastructure Company, Inc(11)	August 29, 2013	Waste Management Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity—August 22, 2020)(9)	9,161	8,933	8,608

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,320

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	158

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,602	7,808

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—September 25, 2024)(9)	6,898	6,820	6,969
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,927	5,075

					11,747	12,044

The Container Store, Inc.(11)	August 22, 2017	Operator of Stores Offering Storage and Organizational Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—August 15, 2021)(9)	9,938	9,660	9,652

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—October 31, 2022)(9)(26)	17,653	17,516	17,741

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity—October 30, 2020)(9)	4,875	4,610	2,901

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity—May 17, 2022)(9)(25)	8,436	8,364	8,605

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—November 3, 2021)(9)	8,170	8,031	8,170

Tweddle Group, Inc.(11)	November 15, 2016	Provider of Technical Information Services to Automotive OEMs
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity—October 21, 2022)(9)	6,114	6,011	6,023

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—May 2, 2023)(9)	20,703	20,507	19,862

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

US Joiner Holding Company(11)	April 23, 2014	Marine Interior Design and Installation
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—April 16, 2020)(9)	13,465	13,366	13,398

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—March 1, 2023)(9)	7,700	7,666	7,777

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity—February 16, 2022)(9)	3,319	3,048	3,102
			Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	499

					3,379	3,601

Wellnext, LLC(10)	May 23, 2016	Manufacturer of Supplements and Vitamins
			LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity—July 21, 2022)(9)(23)	9,930	9,857	9,930

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity—September 29, 2022)(9)(24)	12,932	12,654	12,654

Wirepath LLC(11)	August 16, 2017	E-Commerce Provider into Connected Home Market
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity—August 5, 2024)(9)	4,988	4,964	5,055

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,189

					1,225	1,449

Subtotal Non-Control/Non-Affiliate Investments (78.4% of net assets at fair value)					$1,107,447	$1,081,745

Total Portfolio Investments, December 31, 2017					$2,004,798	$2,171,305

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

(27)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(28)
Investment date represents the date of initial investment in the portfolio company.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and six months ended June 30, 2018 and 2017, cash flows for the six months ended June 30, 2018 and 2017, and financial position as of June 30, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 26 LMM portfolio companies for the six months ended June 30, 2018, representing approximately 39% of the total LMM portfolio at fair value as of June 30, 2018, and on a total of 27 LMM portfolio companies for the six months ended June 30, 2017, representing approximately 39% of the total LMM portfolio at fair value as of June 30, 2017. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of June 30, 2018 and 2017, as applicable, and its investments in the LMM portfolio companies that were not reviewed because their equity is publicly traded, which represented one LMM portfolio company as of June 30, 2017, or they hold real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2018 and 2017 was 47% and 45% of the total LMM portfolio at fair value as of June 30, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 94% and 95% of the Middle Market portfolio investments as of June 30, 2018 and December 31, 2017, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 16 Private Loan portfolio companies for the six months ended June 30, 2018, representing approximately 37% of the total Private Loan portfolio at fair value as of June 30, 2018, and on a total of 13 Private Loan portfolio companies for the six months ended June 30, 2017, representing approximately 39% of the total Private Loan portfolio at fair value as of June 30, 2017. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of June 30, 2018 and 2017, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2018 and 2017 was 58% and 59% of the total Private Loan portfolio at fair value as of June 30, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.6% and 4.8% of Main Street's Investment Portfolio at fair value as of June 30, 2018 and December 31, 2017, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At June 30, 2018, cash balances totaling $37.0 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of June 30, 2018, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.5% of its cost. As of December 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2018 and 2017, (i) approximately 0.6% and 3.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2018 and 2017, (i) approximately 0.8% and 3.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$44,265	$39,065	$83,878	$77,528
Dividend income	13,680	8,128	27,511	15,110
Fee income	1,924	3,078	4,423	5,522

Total interest, fee and dividend income	$59,869	$50,271	$115,812	$98,160

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2018 and 2017, approximately 3.0% and 3.6%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2018 and 2017, approximately 2.9% and 3.6%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of June 30, 2018 and December 31, 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

        As of June 30, 2018 and December 31, 2017, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

        As of June 30, 2018 and December 31, 2017, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

        As of June 30, 2018 and December 31, 2017, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2018 and December 31, 2017:

Type of Investment	Fair Value as of June 30, 2018 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$706,761	Discounted cash flow	WACC	10.9% - 23.5%	13.9%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.8x - 8.5x(2)	7.1x	6.0x
Debt investments	$1,007,780	Discounted cash flow	Risk adjusted discount factor	7.4% - 17.0%(2)	11.5%	11.5%
			Expected principal recovery percentage	2.8% - 100.0%	99.8%	100.0%
Debt investments	$649,590	Market approach	Third-party quote	11.0 - 106.3

Total Level 3 investments	$2,364,131

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.9x - 15.0x and the range for risk adjusted discount factor is 4.9% - 35.0%.

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six month periods ended June 30, 2018 and 2017 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2017	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2018
Debt	$1,518,297	$—	$(305,877)	$435,477	$20,129	$(7,515)	$(3,141)	$1,657,370
Equity	641,493	—	(36,898)	70,121	(16,075)	33,744	3,141	695,526
Equity Warrant	11,515	—	—	—	—	(280)	—	11,235

	$2,171,305	$—	$(342,775)	$505,598	$4,054	$25,949	$—	$2,364,131

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of June 30, 2018 and December 31, 2017, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,634	Discounted cash flow	Estimated market interest rates	5.0% - 5.7%	5.3%

Type of Instrument	Fair Value as of December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$48,608	Discounted cash flow	Estimated market interest rates	4.9% - 5.5%	5.1%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six month periods ended June 30, 2018 and 2017 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,348)	$44,634

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,629)	$49,191

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At June 30, 2018 and December 31, 2017, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,084,897	$—	$—	$1,084,897
Middle Market portfolio investments	591,600	—	—	591,600
Private Loan portfolio investments	516,836	—	—	516,836
Other Portfolio investments	108,131	—	—	108,131
External Investment Manager	62,667	—	—	62,667

Total investments	$2,364,131	$—	$—	$2,364,131

SBIC debentures at fair value	$44,634	$—	$—	$44,634

		Fair Value Measurements
		(in thousands)
At December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$948,196	$—	$—	$948,196
Middle Market portfolio investments	609,256	—	—	609,256
Private Loan portfolio investments	467,475	—	—	467,475
Other Portfolio investments	104,610	—	—	104,610
External Investment Manager	41,768	—	—	41,768

Total investments	$2,171,305	$—	$—	$2,171,305

SBIC debentures at fair value	$48,608	$—	$—	$48,608

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended June 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.6 million, respectively. Main Street's total expenses for the six months ended June 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $3.7 million and $3.2 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2018 and 2017, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	57	54
Fair value	$1,084.9	$591.6	$516.8
Cost	$909.6	$608.0	$543.2
% of portfolio at cost—debt	68.6%	97.3%	93.6%
% of portfolio at cost—equity	31.4%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.4%	89.4%	94.4%
Weighted-average annual effective yield(b)	12.2%	9.4%	9.8%
Average EBITDA(c)	$5.0	$91.1	$42.0

(a)
At June 30, 2018, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies and three Private Loan portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $108.1 million in fair value and approximately $113.7 million in cost basis and which comprised approximately 4.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $62.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of Main Street's Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2018	December 31, 2017
First lien debt	78.8%	79.0%
Equity	15.6%	15.3%
Second lien debt	4.4%	4.5%
Equity warrants	0.7%	0.7%
Other	0.5%	0.5%

	100.0%	100.0%

Fair Value:	June 30, 2018	December 31, 2017
First lien debt	71.1%	70.5%
Equity	23.9%	24.4%
Second lien debt	4.1%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2018	December 31, 2017
Southwest	28.3%	26.1%
West	24.0%	20.7%
Midwest	21.8%	22.3%
Northeast	14.4%	15.2%
Southeast	9.0%	12.8%
Canada	1.6%	1.9%
Other Non-United States	0.9%	1.0%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2018	December 31, 2017
Southwest	29.8%	26.8%
West	25.5%	23.7%
Midwest	20.9%	20.3%
Northeast	13.4%	14.6%
Southeast	8.1%	11.9%
Canada	1.5%	1.8%
Other Non-United States	0.8%	0.9%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2018	December 31, 2017
Construction & Engineering	7.7%	6.4%
Energy Equipment & Services	7.0%	6.9%
Machinery	5.5%	5.2%
Commercial Services & Supplies	5.4%	4.5%
Media	5.4%	4.4%
Diversified Telecommunication Services	5.0%	4.1%
IT Services	4.3%	3.9%
Hotels, Restaurants & Leisure	4.2%	6.2%
Aerospace & Defense	4.0%	3.3%
Food Products	3.9%	1.9%
Health Care Providers & Services	3.8%	2.9%
Specialty Retail	3.7%	5.3%
Internet Software & Services	3.7%	3.4%
Electronic Equipment, Instruments & Components	3.7%	3.4%
Leisure Equipment & Products	2.8%	3.0%
Professional Services	2.7%	3.7%
Oil, Gas & Consumable Fuels	2.6%	1.6%
Computers & Peripherals	2.5%	2.8%
Software	2.4%	2.5%
Communications Equipment	2.1%	2.3%
Diversified Consumer Services	2.1%	1.6%
Distributors	1.8%	1.9%
Building Products	1.8%	1.9%
Construction Materials	1.8%	1.7%
Health Care Equipment & Supplies	1.3%	2.0%
Internet & Catalog Retail	1.2%	1.3%
Road & Rail	1.2%	1.0%
Diversified Financial Services	0.7%	1.6%
Auto Components	0.3%	1.9%
Real Estate Management & Development	0.3%	1.0%
Other(1)	5.1%	6.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2018	December 31, 2017
Construction & Engineering	7.6%	6.3%
Machinery	7.1%	6.4%
Energy Equipment & Services	6.8%	6.2%
Diversified Consumer Services	4.9%	5.9%
Commercial Services & Supplies	4.6%	4.1%
Media	4.6%	3.8%
IT Services	4.3%	4.0%
Diversified Telecommunication Services	4.3%	3.4%
Specialty Retail	4.0%	5.3%
Hotels, Restaurants & Leisure	4.0%	5.9%
Aerospace & Defense	3.8%	3.1%
Health Care Providers & Services	3.6%	2.8%
Food Products	3.6%	1.8%
Internet Software & Services	3.5%	3.2%
Computers & Peripherals	3.2%	3.0%
Electronic Equipment, Instruments & Components	3.2%	2.8%
Leisure Equipment & Products	2.7%	2.9%
Professional Services	2.5%	3.5%
Software	2.5%	2.5%
Oil, Gas & Consumable Fuels	2.4%	1.5%
Construction Materials	2.1%	1.9%
Communications Equipment	2.0%	2.2%
Distributors	1.6%	1.8%
Building Products	1.6%	1.8%
Health Care Equipment & Supplies	1.2%	2.1%
Road & Rail	1.2%	1.0%
Internet & Catalog Retail	1.0%	1.1%
Diversified Financial Services	0.9%	1.6%
Air Freight & Logistics	0.5%	1.0%
Real Estate Management & Development	0.4%	1.1%
Auto Components	0.3%	1.6%
Other(1)	4.0%	4.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2018 and December 31, 2017, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of June 30, 2018 and December 31, 2017, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the six months ended June 30, 2018 and 2017, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income, except for the External Investment Manager for the six months ended June 30, 2018. As such, the External Investment Manager was considered a significant subsidiary. The summarized financial information for the External Investment Manager is included in Note D.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended June 30, 2018 and 2017, the External Investment Manager earned $2.9 million and $2.7 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2018 and 2017, the External Investment Manager earned $5.7 million and $5.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statements of operations in "Net Unrealized Appreciation (Depreciation)—Control investments."

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2018 and 2017, Main Street allocated $1.7 million and $1.6 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2018 and 2017, Main Street allocated $3.7 million and $3.2 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended June 30, 2018 and 2017, the total contribution to Main Street's net investment income was $2.7 million and $2.4 million, respectively. For the six months ended June 30, 2018 and 2017, the total contribution to Main Street's net investment income was $5.3 million and $4.6 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is as follows:

	As of June 30,	As of December 31,
	2018	2017
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,870	2,863

Total assets	$2,870	$2,863

Accounts payable to MSCC and its subsidiaries	$1,854	$1,963
Dividend payable to MSCC and its subsidiaries	1,016	900
Equity	—	—

Total liabilities and equity	$2,870	$2,863

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Management fee income	$2,879	$2,674	$5,695	$5,294
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,059)	(1,026)	(2,412)	(1,945)
Other G&A expenses	(619)	(602)	(1,332)	(1,207)

Total allocated expenses	(1,678)	(1,628)	(3,744)	(3,152)

Pre-tax income	1,201	1,046	1,951	2,142
Tax expense	(185)	(320)	(362)	(722)

Net income	$1,016	$726	$1,589	$1,420

NOTE E—SBIC DEBENTURES

        Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. SBIC debentures payable were $313.8 million and $295.8 million at June 30, 2018 and December 31, 2017, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the six months ended June 30, 2018, Main Street issued $22.0 million of SBIC debentures and opportunistically prepaid $4.0 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures, leaving $32.2 million of remaining capacity under Main Street's SBIC licenses. As a result of this prepayment, Main Street recognized a realized loss of $1.4 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.7% and 3.6% as of June 30, 2018 and December 31, 2017, respectively. The first principal maturity due under the existing SBIC debentures is in 2019, and the weighted-average remaining duration as of June 30, 2018 was approximately 5.7 years. For the three months ended June 30, 2018 and 2017, Main Street recognized interest expense attributable to the SBIC debentures of $3.2 million and $2.5 million, respectively. For the six months ended June 30, 2018 and 2017, Main Street recognized interest expense attributable to the SBIC debentures of $6.1 million and $4.9 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of June 30, 2018, the recorded value of the SBIC debentures was $306.4 million which consisted of (i) $44.6 million recorded at fair value, or $1.4 million less than the $46.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.8 million that was net of unamortized debt issuance costs of $2.0 million and (iii) $118.0 million par value of SBIC debentures held in MSC III with a recorded value of $114.0 million that was net of unamortized debt issuance costs of $4.0 million. As of June 30, 2018, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $282.3 million, or $31.5 million less than the $313.8 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended and restated during June 2018 to provide for an increase in total commitments from $585.0 million to $655.0 million and to increase the diversified group of lenders to sixteen lenders, eliminate interest rate adjustments subject to Main Street's maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.1% as of June 30, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.00% as of June 30, 2018) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At June 30, 2018, Main Street had $289.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2018, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $3.3 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $5.2 million for the six month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the interest rate on the Credit Facility was 3.9%. The average interest rate was 3.8% and 3.6% for the three and six months ended June 30, 2018. As of June 30, 2018, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized no interest expense related to the 6.125% Notes for the three months ended June 30, 2018, $1.5 million of interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, for the three months ended June 30, 2017 and $1.5 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

  4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

$174.0 million was net of unamortized debt issuance costs of $1.0 million. As of June 30, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $176.6 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended June 30, 2018 and 2017, and $4.3 million for each of the six months ended June 30, 2018 and 2017.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of June 30, 2018, Main Street was in compliance with these covenants.

  4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.3 million was net of unamortized debt issuance costs of $2.7 million. As of June 30, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $184.5 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of June 30, 2018, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE H—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2018	2017
Per Share Data:
NAV at the beginning of the period	$23.53	$22.10
Net investment income(1)	1.29	1.15
Net realized gain (loss)(1)(2)	(0.16)	0.60
Net unrealized appreciation (depreciation)(1)(2)	0.40	(0.27)
Income tax provision(1)(2)	(0.01)	(0.15)

Net increase in net assets resulting from operations(1)	1.52	1.33
Dividends paid from net investment income	(1.42)	(0.98)
Distributions from capital gains	—	(0.41)

Total dividends paid	(1.42)	(1.39)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.33	0.55
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.04	0.03
Other(3)	(0.04)	—

NAV at the end of the period	$23.96	$22.62

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

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
NAV at end of period	$1,447,354	$1,282,745
Average NAV	$1,408,107	$1,242,720
Average outstanding debt	$911,317	$826,169
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	2.82%	3.39%
Ratio of operating expenses to average NAV(2)(3)	2.79%	2.76%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.29%	1.36%
Ratio of net investment income to average NAV(2)	5.43%	5.14%
Portfolio turnover ratio(2)	13.94%	20.26%
Total investment return(2)(4)	–0.56%	8.46%
Total return based on change in NAV(2)(5)	6.52%	6.18%

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

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.19 per share for each month of January through June 2018, totaling $33.8 million, or $0.57 per share, for the three months ended June 30, 2018, and $67.3 million, or $1.14 per share, for the six months ended June 30, 2018. The second quarter 2018 regular monthly dividends represent a 2.7% increase from the regular monthly dividends paid for the second quarter of 2017. Additionally, Main Street paid a $0.275 per share semi-annual supplemental dividend, totaling $16.6 million, in June 2018 compared to $15.6 million, or $0.275 per share, paid in June 2017. The regular monthly dividends equaled a total of approximately $31.0 million, or $0.555 per share, for the three months ended June 30, 2017, and $61.4 million, or $1.110 per share, for the six months ended June 30, 2017.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$89,969	$74,283
Book tax difference from share-based compensation expense	(5,833)	(5,880)
Net unrealized (appreciation) depreciation	(23,177)	15,097
Income tax provision	316	7,812
Pre-tax book income not consolidated for tax purposes	(9,465)	(13,316)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	19,913	2,941

Estimated taxable income(1)	71,723	80,937
Taxable income earned in prior year and carried forward for distribution in current year	42,357	42,362
Taxable income earned prior to period end and carried forward for distribution next period	(41,354)	(56,438)
Dividend payable as of period end and paid in the following period	11,477	10,484

Total distributions accrued or paid to common stockholders	$84,203	$77,345

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        For the three months ended June 30, 2018, Main Street recognized a net income tax provision of $1.3 million, principally consisting of a deferred tax provision of $2.2 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, partially offset by a $0.9 million current tax benefit, which is primarily related to a benefit for current U.S. federal income and state taxes. For the six months ended June 30, 2018, Main Street recognized a net income tax provision of $0.3 million, principally consisting of a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences and a $0.5 million accrual for excise tax on Main Street's estimated undistributed taxable income, partially offset by a $0.5 million benefit for current U.S. federal income and state taxes. For the three months ended June 30, 2017, Main Street recognized a net income tax provision of $2.2 million, principally consisting of a deferred tax provision of $1.7 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.4 million current tax expense, which is primarily related to a $0.2 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.2 million provision for current U.S. federal income and state taxes. For the six months ended June 30, 2017, Main Street recognized a net income tax provision of $7.8 million, principally consisting of a deferred tax provision of $6.1 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and $1.7 million current tax expense, which is primarily related to a $1.1 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.6 million provision for current U.S. federal income and state taxes.

        The net deferred tax liability at June 30, 2018 was $10.8 million compared to $10.6 million at December 31, 2017, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The net deferred tax liability as of December 31, 2017 equal to $10.6 million reflects a reduction of $2.8 million resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act (See further discussion in Note B.9.). At June 30, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2029 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2017 may be limited in the future under the provisions of the Code.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE J—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2018, Main Street sold 1,428,596 shares of its common stock at a weighted-average price of $38.08 per share and raised $54.4 million of gross proceeds under the ATM Program. Net proceeds were $53.6 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2018, there were 3,625,892 shares available for sale under the ATM Program.

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

        For the six months ended June 30, 2018, $6.4 million of the total $83.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 168,426 newly issued shares. For the six months ended June 30, 2017, $4.4 million of the total $76.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 115,807 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

"Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2018.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Six Months ended June 30, 2018	(242,474)

Restricted stock available for issuance as of June 30, 2018	2,272,300

        As of June 30, 2018, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Six Months ended June 30, 2018	(6,376)

Restricted stock available for issuance as of June 30, 2018	274,122

        For the three months ended June 30, 2018 and 2017, Main Street recognized total share-based compensation expense of $2.4 million and $2.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors and, for the six months ended June 30, 2018 and 2017, Main Street recognized total share-based compensation expense of $4.7 million and $5.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of June 30, 2018, there was $15.2 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of June 30, 2018.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At June 30, 2018, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$469
EnCap Energy Capital Fund IX, L.P.	463
EnCap Energy Capital Fund X, L.P.	3,005
EnCap Energy Capital Fund VIII Co-Investors, L.P.	30
EnCap Flatrock Midstream Fund II, L.P.	6,470
EnCap Flatrock Midstream Fund III, L.P.	4,323

$14,760
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	4,000

$7,000
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$3,942
Freeport Financial SBIC Fund LP	1,375

$5,317
Harris Preston Fund Investments
HPEP 3, L.P.	$5,000
EIG Fund Investments	$4,669
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Copper Trail Fund Investments
Copper Trail Energy Fund I, LP	$1,754
I-45 SLF LLC	$800
Access Media Holdings, LLC	$248

Total equity commitments	$60,753

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Resolute Industrial, LLC	$5,750
Radiology Partners, Inc.	5,254
Hunter Defense Technologies, Inc.	5,168
NexRev LLC	4,000
PT Network, LLC	3,618
Hojeij Branded Foods, LLC	3,088
California Splendor Holdings LLC	2,729
Hoover Group, Inc.	2,313
Wireless Vision Holdings, LLC	2,068
NNE Partners, LLC	2,042
CDHA Management, LLC	1,973
Felix Investments Holdings II	1,667
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Hawk Ridge Systems, LLC	1,600
Market Force Information, LLC	1,600
Aethon United BR LP	1,563
IDX Broker, LLC	1,500
Lamb Ventures, LLC	1,500
Messenger, LLC	1,370
Meisler Operating LLC	1,280
American Nuts, LLC	1,266
Arcus Hunting LLC	1,204
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
Barfly Ventures, LLC	1,103
Volusion, LLC	1,075
KBK Industries, LLC	1,000
NRI Clinical Research, LLC	1,000
Boccella Precast Products LLC	982
CTVSH, PLLC	800
DTE Enterprises RLOC	750
Jensen Jewelers of Idaho, LLC	500
PPC/SHIFT LLC	500
UniTek Global Services, Inc.	483
Clad-Rex Steel, LLC	400
OnAsset Intelligence, Inc.	225
ATS Workholding, LLC	105
BigName Commerce, LLC	29

Total loan commitments	$67,105

Total commitments	$127,858

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of June 30, 2018.

        Main Street has an operating lease for office space. Total rent expense incurred by Main Street for each of the three months ended June 30, 2018 and 2017 was $0.2 million. Total rent expense incurred by Main Street for the six months ended June 30, 2018 and 2017 was $0.4 million and $0.3 million, respectively.

        The following table shows future minimum payments under Main Street's operating lease as of June 30, 2018:

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30, 2018, Main Street had a receivable of approximately $2.9 million due from the External Investment Manager which included (i) approximately $1.9 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2018, $5.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of June 30, 2018 represented 115,536 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        During July 2018, Main Street expanded its total commitments under the Credit Facility from $655.0 million to $680.0 million. The $25.0 million increase in total commitments was the result of the addition of a new lender relationship, which further diversifies the Main Street lending group under the Credit Facility to a total of seventeen participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows for an increase up to $800.0 million in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

        In July 2018, Main Street fully exited its remaining investment in Drilling Info Holdings, Inc. ("Drilling Info"), the leading software, data, and analytics platform for the energy value chain. Main Street made debt and equity investments in Drilling Info beginning in 2009 to support its acquisition growth strategy. Main Street's debt investment in Drilling Info was fully repaid and a majority portion of its equity interests in Drilling Info were redeemed during the first quarter of 2012, with Main Street recognizing a realized gain of $9.2 million. As part of this transaction, Main Street maintained a minority equity stake in Drilling Info. In July 2018, Main Street realized a gain of $15.5 million on the exit of its remaining equity investment in Drilling Info.

        During July 2018, Main Street declared regular monthly dividends of $0.195 per share for each month of October, November and December of 2018. These regular monthly dividends equal a total of $0.585 per share for the fourth quarter of 2018 and represent a 2.6% increase from the regular monthly dividends declared for the fourth quarter of 2017. Including the regular monthly dividends declared for the third and fourth quarters of 2018, Main Street will have paid $23.960 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(120)	$162	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	259	—	9,157	—	9,157
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,189	—	27,733	—	27,733
	Preferred Member Units	(9)	—	—	63	—	12,500	1,725	10,775

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(15)	763	13,280	15	415	12,880
	Member Units	(5)	—	280	242	9,500	280	—	9,780
	10% Secured Debt	(5)	—	—	59	1,183	—	10	1,173
	Member Units	(5)	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	(9)	—	748	54	2,392	748	404	2,736

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,217	—	18,611	313	18,298
	Preferred Stock	(9)	—	—	28	—	8,400	—	8,400

Gamber-Johnson Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(5)	—	(25)	1,394	23,400	25	515	22,910
	Member Units	(5)	—	10,010	619	23,370	10,010	—	33,380

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(15)	618	11,603	15	836	10,782
	Member Units	(8)	—	3,480	593	21,970	3,480	—	25,450

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	343	—	879

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(24)	890	15,250	24	624	14,650
	Preferred Member Units	(9)	—	(110)	137	11,660	—	110	11,550

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(10)	226	3,955	10	310	3,655
	Member Units	(9)	—	(500)	130	5,100	—	500	4,600

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(13)	502	9,942	212	1,815	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	(8)	—	—	21	432	—	—	432
	Member Units	(8)	—	50	10	520	50	—	570

Mid-Columbia Lumber	10% Secured Debt	(9)	—	6	91	1,390	360	—	1,750
Products, LLC	12% Secured Debt	(9)	—	—	243	3,863	8	—	3,871
	Member Units	(9)	—	—	3	1,575	596	—	2,171
	9.5% Secured Debt	(9)	—	—	37	791	—	23	768
	Member Units	(9)	—	180	21	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	20,899	1,588	41,768	20,899	—	62,667

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	483	7,696	21	232	7,485
	Common Stock	(6)	—	(2,700)	—	6,820	—	2,700	4,120

NexRev LLC	11% Secured Debt	(8)	—	—	879	—	17,274	—	17,274
	Preferred Member Units	(8)	—	—	20	—	6,880	—	6,880

NRP Jones, LLC	12% Secured Debt	(5)	—	—	385	6,376	—	—	6,376
	Member Units	(5)	—	1,500	—	3,250	1,500	—	4,750

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(17)	738	16,100	17	517	15,600
	Common Stock	(8)	—	(1,410)	53	12,440	—	1,410	11,030

Principle Environmental, LLC	13% Secured Debt	(8)	—	(24)	514	7,477	24	24	7,477
(d/b.a TruHorizon	Preferred Member Units	(8)	—	1,600	1,104	11,490	1,600	—	13,090
Environmental Solutions)	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	—	—	4,938	775	—	5,713

The MPI Group, LLC	9% Secured Debt	(7)	—	(1,301)	133	2,410	1	1,301	1,110
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	34	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Vision Interests, Inc.	13% Secured Debt	(9)	—	—	192	2,797	9	—	2,806
	Series A Preferred Stock	(9)	—	360	—	3,000	360	—	3,360
	Common Stock	(9)	—	130	—	—	129	—	129

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	34	996	1	—	997
	12% Secured Debt	(8)	—	—	21	300	125	—	425
	14% Secured Debt	(8)	—	—	194	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(860)	—	3,220	—	861	2,359

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,030)	—	17,150	—	2,030	15,120
	Preferred Member Units	(5)	—	(730)	—	—	729	729	—
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	99	1,795	5	151	1,649
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	158	3,249	930	—	4,179
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	—	723	11,596	—	277	11,319
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	665	—	9,830	124	9,706
	Preferred Member Units	(9)	—	—	57	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(25,520)	10,994	89,560	—	25,520	64,040

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	1,263	—	21,397	—	21,397
	Member Units	(8)	—	—	850	—	11,440	—	11,440

Charps, LLC	12% Secured Debt	(5)	—	—	1,064	18,225	37	2,500	15,762
	Preferred Member Units	(5)	—	540	—	650	540	—	1,190

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	—	57	2,500	770	—	3,270

Datacom, LLC	8% Secured Debt	(8)	—	—	33	1,575	225	—	1,800
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	(718)	330	11,110	168	718	10,560
	Class A Preferred Member Units	(8)	—	(730)	—	730	—	730	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	1,066	—	26,146	—	26,146
	Preferred Member Units	(5)	—	—	50	—	8,800	—	8,800

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	329	5,443	9	121	5,331
	Member Units	(8)	—	—	—	1,940	—	—	1,940

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	429	10,632	2,294	970	11,956
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,090	882	10,060	1,090	—	11,150

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	5	80	160	80	160
	12.5% Secured Debt	(8)	—	—	812	12,703	13	134	12,582
	Member Units	(8)	—	(270)	—	4,840	—	270	4,570

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	3,260	60	3,580	3,260	—	6,840

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	652	9,918	9	—	9,927
	Preferred Member Units	(6)	—	2	100	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	—	7	375	—	375	—
	12.5% Secured Debt	(5)	—	(5)	376	5,900	5	5	5,900
	Member Units	(5)	—	1,200	462	4,420	1,200	—	5,620

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,077	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,540	23,143	23	560	22,606
	Member Units	(9)	—	(340)	—	14,700	—	340	14,360

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	686	12,526	—	443	12,083
	Preferred Member Units	(5)	—	—	70	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(12)	622	11,475	12	12	11,475
	Member Units	(8)	—	1,060	625	11,670	1,060	—	12,730

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	30	470	4,265	2,905	400	6,770
	Warrants	(9)	—	—	—	500	—	—	500
	Member Units	(9)	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	1,264	20,420	18	—	20,438
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
OMi Holdings, Inc.	Common Stock	(8)	—	700	792	14,110	700	—	14,810

Pegasus Research Group, LLC	Member Units	(8)	—	(720)	—	10,310	—	720	9,590

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	43	707	43	—	750
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	110	—	2,559	111	—	2,670

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	120	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,160)	865	10,089	—	10,089	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$3,072	$45,830	$750,706	$250,519	$97,894	$913,963

Affiliate Investments
AFG Capital Group, LLC	Warrants	(8)	$—	$40	$—	$860	$40	$—	$900
	Preferred Member Units	(8)	—	170	20	3,590	170	—	3,760

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(4)	549	8,715	729	4	9,440
	Options	(5)	—	(120)	—	920	—	120	800
	Warrants	(5)	—	(70)	—	520	—	70	450

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	41	778	416	562	632
	17% Secured Debt	(8)	—	—	330	3,876	14	—	3,890
	Member Units	(8)	—	(30)	—	500	—	30	470

Boccella Precast Products LLC	LIBOR Plus 8% (Floor 1.00%)	(6)	—	(21)	946	16,400	2,181	1,839	16,742
	Member Units	(6)	—	1,780	481	3,440	1,780	—	5,220

Boss Industries, LLC	Preferred Member Units	(5)	—	1,260	377	3,930	1,340	—	5,270

Bridge Capital Solutions	13% Secured Debt	(6)	—	—	675	5,884	160	—	6,044
Corporation	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(1)	66	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	58	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	1,131	20,193	23	600	19,616
	Preferred Member Units	(7)	—	5	122	4,172	127	—	4,299

CAI Software LLC	12% Secured Debt	(6)	—	(7)	250	4,083	7	247	3,843
	Member Units	(6)	—	(380)	20	3,230	—	380	2,850

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(4)	298	4,500	27	4	4,523
	Class A Units	(8)	—	(470)	—	2,650	—	470	2,180

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	7,779	285	7,807	16,658	17,380	7,085
	Common Stock	(9)	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	(9)	—	—	85	1,950	—	—	1,950

Congruent Credit Opportunities	LP Interests (Fund II)	(8)	—	(254)	—	1,515	—	774	741
Funds	LP Interests (Fund III)	(8)	—	228	805	18,632	4,242	—	22,874

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	31	—	7,165	31	150	7,046
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	395	—	1,889	396	48	2,237

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	—	33	630	—	—	630

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	—	—	—	1,055	387	1,029	413

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	128	204	5,614	128	—	5,742
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	458	8,506	—	—	8,506

Gault Financial, LLC (RMB	8% Secured Debt	(7)	—	—	492	11,532	—	150	11,382
Capital, LLC)	Warrants	(7)	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	517	—	1,460

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(13)	777	14,300	13	13	14,300
	Preferred Member Units	(9)	—	2,420	89	3,800	2,420	—	6,220
	Preferred Member Units	(9)	—	130	—	200	130	—	330

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	180	121	3,200	180	—	3,380
	Member Units	(8)	—	873	96	6,140	930	—	7,070

I-45 SLF LLC	Member Units	(8)	—	(154)	1,409	16,841	—	154	16,687

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	—	—	2,000	—	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	1,063	16,633	3,979	—	20,612
	Member Units	(5)	—	525	—	3,390	2,180	—	5,570

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	311	5,094	312	—	5,406
	10% PIK Secured Debt	(8)	—	—	2	48	2	—	50
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	1,165	12,593	409	651	12,351
	Preferred Stock	(9)	—	(600)	—	890	—	600	290
	Preferred Stock	(9)	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease and	12% Secured Debt	(8)	—	—	—	250	—	—	250
Rental Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Acquisition, LLC	Class A Preferred Units	(8)	—	(170)	23	1,790	—	170	1,620

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(3)	442	8,535	3	469	8,069
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	4	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	70	865	66	—	931
	Preferred Stock	(6)	—	41	508	7,320	549	—	7,869
	Preferred Stock	(6)	—	8	280	2,850	287	—	3,137
	Common Stock	(6)	—	(1,270)	—	2,490	—	1,270	1,220

Universal Wellhead Services	Preferred Member Units	(8)	—	60	—	830	60	—	890
Holdings, LLC	Member Units	(8)	—	450	—	1,910	450	—	2,360

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	69	805	11,685	81	120	11,646
	Preferred Member Units	(8)	—	700	—	1,600	700	—	2,300

Volusion, LLC	11.5% Secured Debt	(8)	—	—	1,334	15,200	2,854	—	18,054
	8% Unsecured Convertible Debt	(8)	—	—	3	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(1,209)	—	2,080	—	1,209	871

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(9)	—	—	365	2,825	—	—	—

Total Affiliate investments			$—	$13,862	$17,587	$338,854	$50,500	$45,113	$341,416

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2018 for control investments located in this region was $218,788. This represented 15.1% of net assets as of June 30, 2018. The fair value as of June 30,

  2018 for affiliate investments located in this region was $56,390. This represented 3.9% of net assets as of June 30, 2018.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2018 for control investments located in this region was $25,474. This represented 1.8% of net assets as of June 30, 2018. The fair value as of June 30, 2018 for affiliate investments located in this region was $61,945. This represented 4.3% of net assets as of June 30, 2018.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2018 for control investments located in this region was $15,753. This represented 1.1% of net assets as of June 30, 2018. The fair value as of June 30, 2018 for affiliate investments located in this region was $35,927. This represented 2.5% of net assets as of June 30, 2018.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2018 for control investments located in this region was $377,304. This represented 26.1% of net assets as of June 30, 2018. The fair value as of June 30, 2018 for affiliate investments located in this region was $138,007. This represented 9.5% of net assets as of June 30, 2018.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2018 for control investments located in this region was $276,644. This represented 19.1% of net assets as of June 30, 2018. The fair value as of June 30, 2018 for affiliate investments located in this region was $49,147. This represented 3.4% of net assets as of June 30, 2018.

(10)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.

(11)
This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2017
(dollars in thousands)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(650)	$110	$6,040	$—	$650	$5,390

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	(5)	—	—	772	14,337	12	400	13,949
	Member Units	(5)	—	550	177	7,280	550	—	7,830
	10% Secured Debt	(5)	—	—	60	1,190	—	9	1,181
	Member Units	(5)	—	—	—	210	—	—	210

CMS Minerals Investments	Preferred Member Units	(8)	1,405	(1,578)	96	3,682	—	3,682	—
	Member Units	(8)	—	(565)	103	3,381	—	753	2,628

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	(5)	—	212	1,477	23,846	235	201	23,880
Holdings, LLC	Member Units	(5)	—	3,160	300	18,920	3,160	—	22,080

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(17)	668	13,274	18	883	12,409
	Member Units	(8)	—	370	430	20,310	370	—	20,680

Harborside Holdings, LLC	Member Units	(8)	—	3,194	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	(9)	—	—	911	15,640	—	—	15,640

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(13)	665	10,950	13	613	10,350
	Member Units	(9)	—	1,590	136	7,040	1,590	—	8,630

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(11)	218	4,055	11	311	3,755
	Member Units	(9)	—	—	82	4,460	—	—	4,460

Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	—	11	—	350	160	190
	11% Secured Debt	(8)	—	—	420	7,657	—	78	7,579
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	340	40	5,990	340	—	6,330
	9.5% Secured Debt	(8)	—	4	43	1,170	432	1,170	432
	Member Units	(8)	—	(750)	835	1,340	—	750	590

Lighting Unlimited, LLC	8% Secured Debt	(8)	—	—	29	1,514	—	1,514	—
	Preferred Equity	(8)	(434)	24	—	410	24	434	—
	Warrants	(8)	(54)	54	—	—	54	54	—
	Member Units	(8)	(100)	100	—	—	100	100	—

Mid-Columbia Lumber	10% Secured Debt	(9)	—	—	88	1,750	—	—	1,750
Products, LLC	12% Secured Debt	(9)	—	—	235	3,900	—	—	3,900
	Member Units	(9)	—	(1,500)	3	2,480	—	1,500	980
	9.5% Secured Debt	(9)	—	—	39	836	—	22	814
	Member Units	(9)	—	150	28	600	690	—	1,290

MSC Adviser I, LLC	Member Units	(8)	—	6,487	1,420	30,617	6,487	—	37,104

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	(29)	568	9,176	29	1,173	8,032
	Common Stock	(6)	—	810	—	5,780	810	—	6,590

NRP Jones, LLC	8% Current / 4% PIK Secured Debt	(5)	—	—	846	13,915	282	—	14,197
	Warrants	(5)	—	—	—	130	—	—	130
	Member Units	(5)	—	—	—	410	—	—	410

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	159	748	17,826	174	—	18,000
	Common Stock	(8)	—	—	100	11,780	—	—	11,780

Principle Environmental, LLC	12% Secured Debt	(8)	—	—	245	4,060	—	—	4,060
	12% Current / 2% PIK Secured Debt	(8)	—	—	238	3,378	34	—	3,412
	Preferred Member Units	(8)	(63)	1,303	—	5,370	1,303	63	6,610
	Warrants	(8)	—	70	—	270	70	—	340

Quality Lease Service, LLC	8% PIK Secured Debt	(7)	—	—	273	7,068	273	—	7,341
	Member Units	(7)	—	—	—	3,188	1,199	—	4,387

The MPI Group, LLC	9% Secured Debt	(7)	—	(303)	133	2,922	1	303	2,620
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	58	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	33	872	—	236	636
	Member Units	(8)	69	(69)	67	4,640	—	334	4,306

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	188	2,814	—	24	2,790
	Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
	Common Stock	(9)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	34	994	1	—	995
	12% Secured Debt	(8)	—	—	18	300	—	—	300
	14% Secured Debt	(8)	—	—	194	2,750	—	—	2,750
	Warrants	(8)	—	(30)	—	240	—	30	210
	Preferred Member Units	(8)	—	(520)	—	4,100	—	520	3,580

Other controlled investments
Access Media Holdings, LLC	5% Current / 5% PIK Secured Debt	(5)	—	(820)	1,165	19,700	570	820	19,450
	Preferred Member Units	(5)	—	(728)	—	240	759	729	270
	Member Units	(5)	—	—	—	—	—	—	—

Ameritech College	13% Secured Debt	(9)	—	—	67	1,003	1	—	1,004
Operations, LLC	13% Secured Debt	(9)	—	—	198	3,025	—	—	3,025
	Preferred Member Units	(9)	—	(3,281)	—	2,291	3,900	3,281	2,910

ASC Interests, LLC	11% Secured Debt	(8)	—	(5)	118	2,100	5	105	2,000
	Member Units	(8)	—	(360)	—	2,680	—	360	2,320

Bond-Coat, Inc.	12% Secured Debt	(8)	—	(19)	719	11,596	19	19	11,596
	Common Stock	(8)	—	1,170	—	6,660	1,170	—	7,830

CBT Nuggets, LLC	Member Units	(9)	—	10,430	2,693	55,480	10,430	—	65,910

Charps, LLC	12% Secured Debt	(5)	—	—	1,218	—	19,009	800	18,209
	Preferred Member Units	(5)	—	—	—	—	400	—	400

Datacom, LLC	8% Secured Debt	(8)	—	—	43	900	450	270	1,080
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	282	634	11,049	604	—	11,653
	Class A Preferred Member Units	(8)	—	104	—	1,368	104	—	1,472
	Class B Preferred Member Units	(8)	—	(1,318)	—	1,529	—	1,318	211

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	362	5,219	981	406	5,794
	Member Units	(8)	—	680	—	1,150	680	—	1,830

Gulf Manufacturing, LLC	9% PIK Secured Debt	(8)	—	—	35	777	—	—	777
	Member Units	(8)	—	1,700	217	8,770	1,700	—	10,470

Gulf Publishing Holdings, LLC	12.5% Secured Debt	(8)	—	—	728	9,911	2,781	—	12,692
	Member Units	(8)	—	649	40	3,124	1,206	—	4,330

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(320)	—	3,120	—	320	2,800

Hawthorne Customs and	Member Units	(8)	—	—	—	280	—	—	280
Dispatch Services, LLC	Member Units	(8)	—	—	95	2,040	—	—	2,040

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	(6)	—	—	726	10,500	9	600	9,909
	Preferred Member Units	(6)	—	—	70	3,940	—	—	3,940

Indianapolis Aviation	15% Secured Debt	(8)	—	—	292	3,100	—	3,100	—
Partners, LLC	Warrants	(8)	2,385	(1,520)	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	(5)	—	—	59	1,250	100	410	940
	12.5% Secured Debt	(5)	—	4	378	5,889	11	—	5,900
	Member Units	(5)	—	767	—	2,780	1,210	—	3,990

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	—	(2,551)	—	9,387	—	9,387	—
	Preferred Member Units	(8)	(100)	—	—	—	100	100	—

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	670	13,197	15	350	12,862
	Preferred Member Units	(5)	—	—	70	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	—	327	—	10,438	—	10,438
	Prime Plus 2.00% (Floor 7.00%)	(8)	—	(20)	122	2,713	20	2,733	—
	18% Secured Debt	(8)	—	(30)	327	3,952	31	3,983	—
	Member Units	(8)	—	180	210	10,920	180	—	11,100

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	19	200	200	—	400
	14% Secured Debt	(9)	—	(22)	321	4,261	22	78	4,205
	Warrants	(9)	—	—	—	680	—	—	680
	Member Units	(9)	—	—	—	2,462	—	1	2,461

NuStep, LLC	12% Secured Debt	(5)	—	—	1,362	—	20,402	—	20,402
	Preferred Member Units	(5)	—	—	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	(340)	432	13,080	—	340	12,740

Pegasus Research Group, LLC	Member Units	(8)	—	(390)	—	8,620	—	390	8,230

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	39	627	39	—	666
	Member Units	(8)	—	(190)	—	4,600	—	190	4,410
	Member Units	(8)	—	—	—	2,510	—	—	2,510

SoftTouch Medical	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(7)	366	7,140	7	7	7,140
Holdings LLC	Member Units	(7)	—	369	535	9,170	370	—	9,540

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	(220)	(9,919)	—	—	—

			$3,108	$17,046	$27,576	$594,282	$116,225	$48,713	$671,713

Affiliate Investments
AFG Capital Group, LLC	Warrants	(8)	$—	$20	$—	$670	$20	$—	$690
	Member Units	(8)	—	100	16	2,750	100	—	2,850

Barfly Ventures, LLC	12% Secured Debt	(5)	—	154	480	5,827	1,969	—	7,796
	Options	(5)	—	100	—	490	100	—	590
	Warrants	(5)	—	50	—	280	50	—	330

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	43	797	—	—	797
	15% Secured Debt	(8)	—	—	307	3,991	3	—	3,994
	Member Units	(8)	—	—	—	800	—	—	800

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	(6)	—	—	235	—	16,216	—	16,216
	Member Units	(6)	—	—	—	—	2,160	—	2,160

Boss Industries, LLC	Preferred Member Units	(5)	—	427	175	2,800	520	—	3,320

Bridge Capital Solutions	13% Secured Debt	(6)	—	—	620	5,610	130	—	5,740
Corporation	Warrants	(6)	—	—	—	3,370	—	—	3,370
	13% Secured Debt	(6)	—	—	66	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	(7)	—	(167)	951	22,671	30	1,633	21,068
	Preferred Member Units	(7)	—	(728)	115	4,660	116	728	4,048

CAI Software LLC	12% Secured Debt	(6)	—	(5)	217	3,683	5	205	3,483
	Member Units	(6)	—	340	49	2,480	340	—	2,820

CapFusion, LLC	13% Secured Debt	(5)	—	—	1,043	13,202	102	—	13,304
	Warrants	(5)	—	—	—	1,200	—	—	1,200

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(3)	275	4,500	3	3	4,500
	Class A Units	(8)	—	(330)	63	3,240	—	330	2,910

Condit Exhibits, LLC	Member Units	(9)	—	—	36	1,840	—	—	1,840

Congruent Credit	LP Interests (Fund II)	(8)	—	(141)	—	1,518	—	141	1,377
Opportunities Funds	LP Interests (Fund III)	(8)	—	281	768	16,181	2,396	—	18,577

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	(8)	—	(167)	676	21,799	255	22,054	—
	Common Stock	(8)	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	444	—	4,925	444	—	5,369
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	129	—	1,444	129	—	1,573

Dos Rios Stone Products LLC	Class A Units	(8)	—	(200)	—	2,070	—	200	1,870

East Teak Fine	Common Stock	(7)	—	(230)	33	860	—	230	630
Hardwoods, Inc.

East West Copolymer &	12% Current / 2% PIK Secured
Rubber, LLC	Debt	(8)	—	(5,630)	—	8,630	—	5,630	3,000
	Warrants	(8)	—	—	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	71	(99)	90	2,804	352	2,462	694
	LP Interests (EIG Traverse Co-Investment, L.P.)	(8)	—	504	543	9,905	504	—	10,409

Freeport Financial Fund	LP Interests (Freeport Financial
Investments	SBIC Fund LP)	(5)	—	(101)	204	5,620	—	101	5,519
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(52)	289	4,763	2,796	52	7,507

Gault Financial, LLC	10.5% Current Secured Debt	(7)	—	1,018	649	11,079	1,018	327	11,770
(RMB Capital, LLC)	Warrants	(7)	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	(6)	—	(1,311)	555	3,997	14	1,311	2,700
	Common Stock	(6)	—	90	—	2,080	90	—	2,170

Guerdon Modular	13% Secured Debt	(9)	—	—	719	10,594	18	—	10,612
Holdings, Inc.	Preferred Stock	(9)	—	—	—	1,140	—	—	1,140
	Common Stock	(9)	—	—	—	80	—	—	80

Hawk Ridge Systems, LLC	10% Secured Debt	(9)	—	—	513	9,901	8	—	9,909
	Preferred Member Units	(9)	—	—	221	2,850	—	—	2,850
	Preferred Member Units	(9)	—	—	6	150	—	—	150

Houston Plating and	8% Unsecured Convertible Debt	(8)	—	—	42	—	3,000	—	3,000
Coatings, LLC	Member Units	(8)	—	225	3	4,000	980	—	4,980

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
I-45 SLF LLC	Member Units	(8)	—	579	1,435	14,586	2,579	—	17,165

Indianhead Pipeline	12% Secured Debt	(5)	—	—	887	5,079	562	449	5,192
Services, LLC	Preferred Member Units	(5)	—	—	198	2,677	198	—	2,875
	Warrants	(5)	—	—	—	—	—	—	—
	Member Units	(5)	—	—	—	—	—	—	—

L.F. Manufacturing	Member Units	(8)	—	—	—	1,380	—	—	1,380
Holdings, LLC

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	388	—	16,618	—	16,618
	Member Units	(5)	—	—	—	—	3,200	—	3,200

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	(29)	—	277	4,519	277	—	4,796
	10% PIK Secured Debt	(8)	—	—	—	—	45	—	45
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	(8)	(85)	(473)	16	473	—	473	—
	Common Stock	(8)	—	(1,600)	—	1,600	—	1,600	—

PCI Holding Company, Inc.	12% Secured Debt	(9)	—	(20)	1,112	13,000	320	20	13,300
	Preferred Stock	(9)	—	(854)	354	5,370	354	854	4,870
	Preferred Stock	(9)	—	870	—	—	2,610	—	2,610

Rocaceia, LLC (Quality Lease	12% Secured Debt	(8)	—	—	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	832	13,385	32	336	13,081
	Class C Preferred Stock	(7)	—	—	139	2,738	140	—	2,878

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(3)	290	5,021	3,517	3	8,535
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	—	29	824	3	690	137
	15% PIK Unsecured Debt	(6)	—	—	62	745	57	—	802
	Preferred Stock	(6)	—	(458)	889	6,410	888	458	6,840
	Preferred Stock	(6)	—	—	78	—	2,597	—	2,597
	Common Stock	(6)	—	(490)	—	3,010	—	490	2,520

Universal Wellhead Services	Preferred Member Units	(8)	—	—	—	720	—	—	720
Holdings, LLC	Member Units	(8)	—	—	—	610	—	—	610

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	(8)	—	—	873	12,844	13	270	12,587
	Preferred Member Units	(8)	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	(8)	—	—	1,337	15,298	333	423	15,208
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(216)	—	2,576	—	216	2,360

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	220	9,919	—	—	—

			$22,816	$(26,796)	$19,468	$375,948	$68,212	$65,753	$368,488

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2017 for control investments located in this region was $182,490. This represented 14.2% of net assets as of June 30, 2017. The fair value as of June 30, 2017 for affiliate investments located in this region was $67,451. This represented 5.3% of net assets as of June 30, 2017.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2017 for control investments located in this region was $28,471. This represented 2.2% of net assets as of June 30, 2017. The fair value as of June 30, 2017 for affiliate investments located in this region was $62,090. This represented 4.8% of net assets as of June 30, 2017.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2017 for control investments located in this region was $33,418. This represented 2.6% of net assets as of June 30, 2017. The fair value as of June 30, 2017 for affiliate investments located in this region was $53,475. This represented 4.2% of net assets as of June 30, 2017.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2017 for control investments located in this region was $289,380. This represented 22.6% of net assets as of June 30, 2017. The fair value as of June 30, 2017 for affiliate investments located in this region was $138,111. This represented 10.8% of net assets as of June 30, 2017.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2017 for control investments located in this region was $137,954. This represented 10.8% of net assets as of June 30, 2017. The fair value as of June 30, 2017 for affiliate investments located in this region was $47,361. This represented 3.7% of net assets as of June 30, 2017.

(10)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.

(11)
This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	57	54
Fair value	$1,084.9	$591.6	$516.8
Cost	$909.6	$608.0	$543.2
% of portfolio at cost—debt	68.6%	97.3%	93.6%
% of portfolio at cost—equity	31.4%	2.7%	6.4%
% of debt investments at cost secured by first priority lien	98.4%	89.4%	94.4%
Weighted-average annual effective yield(b)	12.2%	9.4%	9.8%
Average EBITDA(c)	$5.0	$91.1	$42.0

(a)
At June 30, 2018, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.1 million in fair value and approximately $113.7 million in cost basis and which comprised approximately 4.6% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $62.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the three months ended June 30, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.6% and 1.7%, respectively, on an annualized basis. For the six months ended June 30, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.6%, respectively, on an annualized basis and 1.6% for the year ended December 31, 2017

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended June 30, 2018 and 2017, the External Investment Manager earned $2.9 million and $2.7 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2018 and 2017, the External Investment Manager earned $5.7 million and $5.3 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and six months ended June 30, 2018 and 2017, cash flows for the six months ended June 30, 2018 and 2017, and financial position as of June 30, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both June 30, 2018 and December 31, 2017, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2018 and 2017, (i) approximately 0.6% and 3.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2018 and 2017, (i) approximately 0.8% and 3.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.6 million, respectively. Our total expenses for the six months ended June 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $3.7 million and $3.2 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended June 30, 2018 and 2017, the total contribution to our net investment income was $2.7 million and $2.4 million, respectively. For the six months ended June 30, 2018 and 2017, the total contribution to our net investment income was $5.3 million and $4.6 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2018	December 31, 2017
First lien debt	78.8%	79.0%
Equity	15.6%	15.3%
Second lien debt	4.4%	4.5%
Equity warrants	0.7%	0.7%
Other	0.5%	0.5%

	100.0%	100.0%

Fair Value:	June 30, 2018	December 31, 2017
First lien debt	71.1%	70.5%
Equity	23.9%	24.4%
Second lien debt	4.1%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

        As of June 30, 2018, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.5% of its cost. As of December 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2018 and June 30, 2017

	Three Months Ended June 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$59,869	$50,271	$9,598	19%
Total expenses	(20,357)	(17,578)	(2,779)	16%

Net investment income	39,512	32,693	6,819	21%
Net realized gain (loss) from investments	(13,944)	10,981	(24,925)
Net realized loss on extinguishment of debt	(1,522)	—	(1,522)
Net unrealized appreciation (depreciation) from:
Portfolio investments	32,711	1,365	31,346
SBIC debentures	(10)	(36)	26

Total net unrealized appreciation	32,701	1,329	31,372
Income tax provision	(1,296)	(2,174)	878

Net increase in net assets resulting from operations	$55,451	$42,829	$12,622	29%

	Three Months Ended June 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$39,512	$32,693	$6,819	21%
Share-based compensation expense	2,432	2,798	(366)	–13%

Distributable net investment income(a)	$41,944	$35,491	$6,453	18%

Net investment income per share—Basic and diluted	$0.66	$0.58	$0.08	14%

Distributable net investment income per share—Basic and diluted(a)	$0.70	$0.63	$0.07	11%

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

  Investment Income

        For the three months ended June 30, 2018, total investment income was $59.9 million, a 19% increase over the $50.3 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to a $5.6 million increase in dividend income from Investment Portfolio equity investments and a $5.2 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments, partially offset by a decrease in interest income associated with prepayment, repricing and other activities involving existing Investment Portfolio debt investments, with these increases partially offset by a $1.2 million decrease in fee income. The $9.6 million increase in total investment income in the three months ended June 30, 2018 includes $3.5 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring, partially offset by a decrease of $1.2 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in the prior year.

  Expenses

        For the three months ended June 30, 2018, total expenses increased to $20.4 million from $17.6 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $2.0 million increase in interest expense, primarily due to (a) a $2.3 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017, (b) a $0.7 million increase from the SBIC debentures due to the higher average balance outstanding and (c) a $0.5 million increase from the Credit Facility due to an increase in the market-based interest rate, which was partially offset by a lower average balance outstanding, with these increases partially offset by a decrease of $1.5 million resulting from the redemption of the 6.125% Notes effective April 1, 2018 (as discussed further below in "Liquidity and Capital Resources—Capital Resources") and (ii) a $1.1 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by a $0.4 million decrease in share-based compensation expense during the three months ended June 30, 2018. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for the three months ended June 30, 2018 was 1.6% on an annualized basis compared to 1.7% for the three months ended June 30, 2017 and 1.6% for the year ended December 31, 2017.

  Net Investment Income

        Net investment income for the three months ended June 30, 2018 was $39.5 million, or a 21% increase, compared to net investment income of $32.7 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        For the three months ended June 30, 2018, distributable net investment income increased 18% to $41.9 million, or $0.70 per share, compared with $35.5 million, or $0.63 per share in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2018 reflects (i) a net increase of approximately $0.04 per share from the comparable period in 2017 attributable to the net effect of the elevated dividend income activity, partially offset by the decrease in the comparable levels of accelerated prepayment, repricing and other activity as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended June 30, 2018 was $55.5 million, or $0.93 per share, compared with $42.8 million, or $0.76 per share, during the three months ended June 30, 2017. This $12.6 million improvement from the prior year was primarily the result of (i) a $31.3 million improvement in net unrealized appreciation from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $6.8 million increase in net investment income as discussed above and (iii) a $0.9 million decrease in the income tax provision, with these improvements partially offset by (i) a $24.9 million decrease in the net realized gain (loss) from investments to a net realized loss of $13.9 million for the three months ended June 30, 2018 and (ii) a $1.5 million net realized loss on extinguishment of debt related to the redemption of the 6.125% Notes in the three months ended June 30, 2018. The net realized loss from investments of $13.9 million for the three months ended June 30, 2018 was primarily the result of (i) the net realized loss of $14.4 million resulting primarily from losses on the exits of two LMM investments and other activity in the LMM portfolio, partially offset by the realized gain on the exit of one LMM investment and (ii) the realized loss of $1.1 million on the exit of a Middle Market investment, with these losses partially offset by the realized gain of $1.4 million on the exit of a Private Loan investment.

        The following table provides a summary of the total net unrealized appreciation of $32.7 million for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$10.4	$—	$(1.7)	$(0.1)		$8.6
Net unrealized appreciation (depreciation) relating to portfolio investments	13.3	(4.4)	0.8	14.4	(b)	24.1

Total net unrealized appreciation (depreciation) relating to portfolio investments	$23.7	$(4.4)	$(0.9)	$14.3		$32.7

Unrealized depreciation relating to SBIC debentures(c)						—

Total net unrealized appreciation						$32.7

(a)
LMM includes unrealized appreciation on 19 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.

(b)
Other includes $13.9 million of unrealized appreciation relating to the External Investment Manager and $0.5 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended June 30, 2018 of $1.3 million principally consisted of a deferred tax provision of $2.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, offset by a current U.S. federal and state income tax benefit of $0.9 million.

  Comparison of the six months ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$115,812	$98,160	$17,652	18%
Total expenses	(39,324)	(34,300)	(5,024)	15%

Net investment income	76,488	63,860	12,628	20%
Net realized gain (loss) from investments	(6,484)	38,549	(45,033)
Net realized loss on extinguishment of debt	(2,896)	(5,217)	2,321
Net unrealized appreciation (depreciation) from:
Portfolio investments	21,829	(20,726)	42,555
SBIC debentures	1,348	5,629	(4,281)

Total net unrealized appreciation (depreciation)	23,177	(15,097)	38,274
Income tax provision	(316)	(7,812)	7,496

Net increase in net assets resulting from operations	$89,969	$74,283	$15,686	21%

	Six Months Ended June 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$76,488	$63,860	$12,628	20%
Share-based compensation expense	4,735	5,067	(332)	(7)%

Distributable net investment income(a)	$81,223	$68,927	$12,296	18%

Net investment income per share—Basic and diluted	$1.29	$1.15	$0.14	12%

Distributable net investment income per share—Basic and diluted(a)	$1.37	$1.24	$0.13	10%

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

  Investment Income

        For the six months ended June 30, 2018, total investment income was $115.8 million, an 18% increase over the $98.2 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to a $12.4 million increase in dividend income from Investment Portfolio equity investments and a $6.3 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments, partially offset by a decrease in interest income associated with prepayment, repricing and other activities involving existing

Investment Portfolio debt investments, with these increases partially offset by a $1.1 million decrease in fee income. The $17.7 million increase in total investment income in the six months ended June 30, 2018 includes $8.0 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring, partially offset by a decrease of $2.9 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in the prior year.

  Expenses

        For the six months ended June 30, 2018, total expenses increased to $39.3 million from $34.3 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $3.7 million increase in interest expense, primarily due to (a) a $4.5 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017 and (b) a $1.2 million increase from the SBIC debentures due to the higher average balance outstanding, with these increases partially offset by (a) a $1.5 million decrease from the redemption of the 6.125% Notes effective April 1, 2018 and (b) a $0.5 million decrease related to the Credit Facility due primarily to the lower average balance outstanding and (ii) a $2.2 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by a (i) $0.6 million increase in the expenses allocated to the External Investment Manager as a result of elevated non-recurring strategic activities at the External Investment Manager and (ii) a $0.3 million decrease in share-based compensation expense during the six months ended June 30, 2018. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for the six months ended June 30, 2018 was 1.5% on an annualized basis compared to 1.6% for the six months ended June 30, 2017 and 1.6% for the year ended December 31, 2017.

  Net Investment Income

        Net investment income for the six months ended June 30, 2018 was $76.5 million, or a 20% increase, compared to net investment income of $63.9 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        For the six months ended June 30, 2018, distributable net investment income increased 18% to $81.2 million, or $1.37 per share, compared with $68.9 million, or $1.24 per share in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2018 reflects (i) an increase of approximately $0.08 per share from the comparable period in 2017 attributable to the net effect of the elevated dividend income activity and decrease in the comparable levels of accelerated prepayment, repricing and other activity discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the six months ended June 30, 2018 was $90.0 million, or $1.52 per share, compared with $74.3 million, or $1.33 per share, during the six months ended June 30, 2017. This $15.7 million improvement from the prior year was primarily the result of (i) a $38.3 million improvement in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $12.6 million increase in net investment income as discussed above, (iii) a $7.5 million decrease in the income tax provision and (iv) a $2.3 million improvement in the net realized loss on extinguishment of debt, with these increases partially offset by a $45.0 million decrease in the net realized gain (loss) from investments to a total net realized loss from investments of $6.5 million for the six months ended June 30, 2018. The net realized loss from investments of $6.5 million for the six months ended June 30, 2018 was primarily the result of (i) net realized losses of $9.7 million in our Middle Market portfolio, which is primarily the result of (a) the realized loss of $4.4 million on the exits of two Middle Market investments and (b) the realized loss of $5.3 million on the restructure of a Middle Market investment and (ii) the realized loss of $1.3 million resulting from the net effect of losses on the exits of two LMM investments and other activity in the LMM portfolio, partially offset by gains on the exits of three LMM investments, with these net realized losses partially offset by (i) the realized gains of $3.2 million due to activity in our Other Portfolio and (ii) the realized gain of $1.4 million on the exit of a Private Loan investment.

        The following table provides a summary of the total net unrealized appreciation of $23.2 million for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(8.5)	$8.8	$(2.1)	$(0.4)		$(2.2)
Net unrealized appreciation (depreciation) relating to portfolio investments	10.0	(4.8)	(1.7)	20.5	(b)	24.0

Total net unrealized appreciation (depreciation) relating to portfolio investments	$1.5	$4.0	$(3.8)	$20.1		$21.8

Unrealized appreciation relating to SBIC debentures(c)						1.4

Total net unrealized appreciation						$23.2

(a)
LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 19 LMM portfolio investments.

(b)
Other includes $20.9 million of unrealized appreciation relating to the External Investment Manager, partially offset by $0.4 million of net unrealized depreciation relating to the Other Portfolio.

(c)
The $1.4 million of unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis is due to the accounting reversals of previously recognized unrealized depreciation recorded due to fair value adjustments since the date of acquisition of MSC II on the debentures repaid.

        The income tax provision for the six months ended June 30, 2018 of $0.3 million principally consisted of a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. A $0.5 million accrual for excise tax on our estimated undistributed taxable income was offset by a $0.5 million benefit for U.S. federal and state income taxes, resulting in no current tax expense for the period.

  Liquidity and Capital Resources

  Cash Flows

        For the six months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of approximately $11.0 million, which is the net result of approximately $133.7 million of cash used in our operating activities and approximately $122.6 million of cash provided by our financing activities.

        During the period, $133.7 million of cash was used in our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $73.9 million, which is our $81.2 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $6.9 million, payment-in-kind interest income of $1.0 million, cumulative dividends of $1.1 million and the amortization expense for deferred financing costs of $1.7 million, (ii) cash uses totaling $532.3 million consisting of (a) $528.0 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2017, (b) $2.9 million related to decreases in payables and accruals and (c) $1.4 million related to increases in other assets and (iii) cash proceeds totaling $324.8 million which resulted from the sales and repayments of debt investments and sales of and return on capital of equity investments.

        During the six months ended June 30, 2018, $122.6 million in cash was provided by our financing activities, which principally consisted of (i) $53.8 million in net cash proceeds from the ATM Program (described below), (ii) $225.0 million in net cash proceeds from the Credit Facility and (iii) $22.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $90.7 million for repurchase of the 6.125% Notes, (ii) $77.5 million in cash dividends paid to stockholders, (iii) $4.1 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, (iv) $4.0 million in repayment of SBIC debentures and (v) $1.9 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

        As of June 30, 2018, we had $40.5 million in cash and cash equivalents and $366.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2018, our net asset value totaled $1,447.4 million, or $23.96 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, was amended and restated during June 2018 to provide for an increase in total commitments from $585.0 million to $655.0 million and to increase the diversified group of lenders to sixteen lenders, eliminate interest rate adjustments subject to our maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.1% as of June 30, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.00% as of June 30, 2018) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2018, we had $289.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.9% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. During the six months ended June 30, 2018, we issued $22.0 million of SBIC debentures and opportunistically prepaid $4.0 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures, leaving $32.2 million of remaining capacity under our SBIC licenses. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of June 30, 2018, through our three wholly owned SBICs, we had $313.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.7%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.7 years as of June 30, 2018.

        In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to us from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, we redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, we recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs.

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2018, we sold 1,428,596 shares of our common stock at a weighted-average price of $38.08 per share and raised $54.4 million of gross proceeds under the ATM Program. Net proceeds were $53.6 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2018, there were 3,625,892 shares available for sale under the ATM Program.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2018, we had a total of $127.9 million in outstanding commitments comprised of (i) 39 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2018, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
SBIC debentures	$—	$16,000	$55,000	$40,000	$5,000	$197,800	$313,800
Interest due on SBIC debentures	5,862	11,798	10,610	8,054	7,042	23,939	67,305
4.50% Notes due 2019	—	175,000	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	3,938	7,875	—	—	—	—	11,813
4.50% Notes due 2022	—	—	—	—	185,000	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	8,325	8,325	—	37,463
Operating Lease Obligation(1)	346	749	763	777	791	4,239	7,665

Total	$14,309	$219,747	$74,698	$57,156	$206,158	$225,978	$798,046

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of June 30, 2018, we had $289.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2018, we had a receivable of approximately $2.9 million due from the External Investment Manager which included approximately $1.9 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2018, $5.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of our common stock. Including phantom stock units issued through dividend reinvestment, the phantom stock units outstanding as of June 30, 2018 represented 115,536 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        During July 2018, we expanded our total commitments under the Credit Facility from $655.0 million to $680.0 million. The $25.0 million increase in total commitments was the result of the addition of a new lender relationship, which further diversifies our lending group under the Credit Facility to a total of seventeen participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility which allows for an increase up to $800.0 million in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

        In July 2018, we fully exited our remaining investment in Drilling Info Holdings, Inc. ("Drilling Info"), the leading software, data, and analytics platform for the energy value chain. We made debt and equity investments in Drilling Info beginning in 2009 to support its acquisition growth strategy. Our debt investment in Drilling Info was fully repaid and a majority portion of our equity interests in Drilling Info were redeemed during the first quarter of 2012, with us recognizing a realized gain of $9.2 million. As part of this transaction, we maintained a minority equity stake in Drilling Info. In July 2018, we realized a gain of $15.5 million on the exit of our remaining equity investment in Drilling Info.

        During July 2018, we declared regular monthly dividends of $0.195 per share for each month of October, November and December of 2018. These regular monthly dividends equal a total of $0.585 per share for the fourth quarter of 2018 and represent a 2.6% increase from the regular monthly dividends declared for the fourth quarter of 2017. Including the regular monthly dividends declared for the third and fourth quarters of 2018, we will have paid $23.960 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2018, approximately 74% of our debt investment portfolio (at cost) bore interest at floating rates, 94% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019 and 4.50% Notes due 2022, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2018, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2018.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(6,435)	$1,445	$(4,990)	$(0.08)
(25)	(3,242)	722	(2,520)	(0.04)
25	3,264	(722)	2,542	0.04
50	6,527	(1,445)	5,082	0.08
100	13,054	(2,890)	10,164	0.17
200	26,109	(5,780)	20,329	0.34
300	39,163	(8,670)	30,493	0.50
400	52,218	(11,560)	40,658	0.67

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on February 23, 2018, and as updated in our registration statement on Form N-2 filed on April 27, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2018, we issued 126,003 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2018 under the dividend reinvestment plan was approximately $4.8 million.

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Form of Equity Distribution Agreement dated May 10, 2018 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on May 10, 2018 (Reg. No. 333-223483)).
10.2	*
Third Amended and Restated Credit Agreement dated June 5, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723)).
10.3	*
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723)).
10.4	*
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723)).
10.5	*	Supplement Agreement dated July 19, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current report on Form 8-K filed on July 20, 2018 (File No. 1-33723)).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: August 3, 2018	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: August 3, 2018	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 3, 2018	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)