Form 10-Q
period 2018-09-30
Main Street Capital CORP
filed 2018-11-02
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock as of November 1, 2018 was 60,993,821.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $717,220 and $530,034 as of September 30, 2018 and December 31, 2017, respectively)	$967,128	$750,706
Affiliate investments (cost: $389,450 and $367,317 as of September 30, 2018 and December 31, 2017, respectively)	373,444	338,854
Non-Control/Non-Affiliate investments (cost: $1,105,048 and $1,107,447 as of September 30, 2018 and December 31, 2017, respectively)	1,086,301	1,081,745

Total investments (cost: $2,211,718 and $2,004,798 as of September 30, 2018 and December 31, 2017, respectively)	2,426,873	2,171,305

Cash and cash equivalents	50,303	51,528
Interest receivable and other assets	37,339	36,343
Receivable for securities sold	5,363	2,382
Deferred financing costs (net of accumulated amortization of $6,329 and $5,600 as of September 30, 2018 and December 31, 2017, respectively)	4,585	3,837

Total assets	$2,524,463	$2,265,395

LIABILITIES
Credit facility	$250,000	$64,000
SBIC debentures (par: $345,800 and $295,800 as of September 30, 2018 and December 31, 2017, respectively)	337,931	288,483
4.50% Notes due 2022 (par: $185,000 as of both September 30, 2018 and December 31, 2017)	182,471	182,015
4.50% Notes due 2019 (par: $175,000 as of both September 30, 2018 and December 31, 2017)	174,157	173,616
6.125% Notes (par: $90,655 as of December 31, 2017)	—	89,057
Accounts payable and other liabilities	19,252	20,168
Payable for securities purchased	22,425	40,716
Interest payable	6,731	5,273
Dividend payable	11,889	11,146
Deferred tax liability, net	14,165	10,553

Total liabilities	1,019,021	885,027

Commitments and contingencies (Note M)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 60,962,505 and 58,660,680 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	610	586
Additional paid-in capital	1,396,256	1,310,780
Accumulated net investment income, net of cumulative dividends of $770,516 and $662,563 as of September 30, 2018 and December 31, 2017, respectively	13,155	7,921
Accumulated net realized gain from investments (accumulated net realized gain from investments of $65,808 before cumulative dividends of $135,871 as of September 30, 2018 and accumulated net realized gain from investments of $64,576 before cumulative dividends of $124,690 as of December 31, 2017)	(70,063)	(60,114)
Net unrealized appreciation, net of income taxes	165,484	121,195

Total net assets	1,505,442	1,380,368

Total liabilities and net assets	$2,524,463	$2,265,395

NET ASSET VALUE PER SHARE	$24.69	$23.53

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$18,926	$15,145	$64,756	$42,720
Affiliate investments	9,643	10,134	27,230	29,601
Non-Control/Non-Affiliate investments	29,694	26,507	82,089	77,623

Total investment income	58,263	51,786	174,075	149,944
EXPENSES:
Interest	(10,884)	(9,420)	(31,982)	(26,820)
Compensation	(5,798)	(4,777)	(16,962)	(13,762)
General and administrative	(2,951)	(2,748)	(9,023)	(8,748)
Share-based compensation	(2,147)	(2,476)	(6,883)	(7,542)
Expenses allocated to the External Investment Manager	1,592	1,664	5,336	4,816

Total expenses	(20,188)	(17,757)	(59,514)	(52,056)

NET INVESTMENT INCOME	38,075	34,029	114,561	97,888
NET REALIZED GAIN (LOSS):
Control investments	—	(2,848)	4,681	259
Affiliate investments	1,898	(9,896)	1,898	12,920
Non-Control/Non-Affiliate investments	7,340	2,038	(3,825)	14,663
Realized loss on extinguishment of debt	—	—	(2,896)	(5,217)

Total net realized gain (loss)	9,238	(10,706)	(142)	22,625

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	30,285	14,171	33,357	31,217
Affiliate investments	3,135	8,783	16,997	(18,013)
Non-Control/Non-Affiliate investments	(8,159)	(6,586)	(3,264)	(17,562)
SBIC debentures	(53)	(221)	1,296	5,408

Total net unrealized appreciation	25,208	16,147	48,386	1,050

INCOME TAXES:
Federal and state income, excise and other taxes	(759)	(799)	(793)	(2,489)
Deferred taxes	(3,022)	(3,772)	(3,304)	(9,894)

Income tax provision	(3,781)	(4,571)	(4,097)	(12,383)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$68,740	$34,899	$158,708	$109,180

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.63	$0.60	$1.91	$1.74

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.13	$0.61	$2.65	$1.94

DIVIDENDS PAID PER SHARE:
Regular monthly dividends	$0.570	$0.555	$1.710	$1.665
Supplemental dividends	—	—	0.275	0.275

Total dividends	$0.570	$0.555	$1.985	$1.940

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	60,807,096	57,109,104	59,836,527	56,140,953

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

					Accumulated Net Realized Gain From Investments, Net of Dividends	Net Unrealized Appreciation from Investments, Net of Income Taxes
	Common Stock
				Accumulated Net Investment Income, Net of Dividends
	Number of Shares	Par Value	Additional Paid-In Capital				Total Net Asset Value
Balances at December 31, 2016	54,354,857	$543	$1,143,883	$19,033	$(58,887)	$96,909	$1,201,481
Public offering of common stock, net of offering costs	3,119,581	31	118,087	—	—	—	118,118
Share-based compensation	—	—	7,542	—	—	—	7,542
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,350)	—	—	—	(4,351)
Investment through issuance of unregistered shares	11,464	—	442	—	—	—	442
Dividend reinvestment	158,301	2	6,085	—	—	—	6,087
Amortization of directors' deferred compensation	—	—	488	—	—	—	488
Issuance of restricted stock, net of forfeited shares	225,361	2	(2)	—	—	—	—
Dividends to stockholders	—	—	—	(82,605)	(26,716)	—	(109,321)
Net increase (decrease) resulting from operations	—	—	—	92,671	27,842	(11,333)	109,180

Balances at September 30, 2017	57,756,193	$577	$1,272,175	$29,099	$(57,761)	$85,576	$1,329,666

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$7,921	$(60,114)	$121,195	$1,380,368
Public offering of common stock, net of offering costs	1,907,519	19	72,318	—	—	—	72,337
Share-based compensation	—	—	6,883	—	—	—	6,883
Purchase of vested stock for employee payroll tax withholding	(109,693)	(1)	(4,076)	—	—	—	(4,077)
Dividend reinvestment	253,125	3	9,720	—	—	—	9,723
Amortization of directors' deferred compensation	—	—	634	—	—	—	634
Issuance of restricted stock, net of forfeited shares	250,874	3	(3)	—	—	—	—
Dividends to stockholders	—	—	—	(107,953)	(11,181)	—	(119,134)
Net increase resulting from operations	—	—	—	113,187	1,232	44,289	158,708

Balances at September 30, 2018	60,962,505	$610	$1,396,256	$13,155	$(70,063)	$165,484	$1,505,442

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$158,708	$109,180
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(766,483)	(743,695)
Proceeds from sales and repayments of debt investments in portfolio companies	480,738	527,562
Proceeds from sales and return of capital of equity investments in portfolio companies	71,010	80,078
Net unrealized appreciation	(48,386)	(1,050)
Net realized (gain) loss	142	(22,625)
Accretion of unearned income	(11,253)	(12,403)
Payment-in-kind interest	(1,760)	(4,122)
Cumulative dividends	(1,735)	(2,711)
Share-based compensation expense	6,883	7,542
Amortization of deferred financing costs	2,482	2,022
Deferred tax provision	3,304	9,894
Changes in other assets and liabilities:
Interest receivable and other assets	(1,170)	(2,848)
Interest payable	1,458	(494)
Accounts payable and other liabilities	(282)	640
Deferred fees and other	2,969	2,050

Net cash used in operating activities	(103,375)	(50,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	72,337	118,118
Dividends paid	(108,668)	(102,347)
Proceeds from issuance of SBIC debentures	54,000	60,000
Repayments of SBIC debentures	(4,000)	(25,200)
Redemption of 6.125% Notes	(90,655)	—
Proceeds from credit facility	516,000	394,000
Repayments on credit facility	(330,000)	(382,000)
Payment of deferred issuance costs and SBIC debenture fees	(2,787)	(1,576)
Purchases of vested stock for employee payroll tax withholding	(4,077)	(4,351)

Net cash provided by financing activities	102,150	56,644

Net increase (decrease) in cash and cash equivalents	(1,225)	5,664
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,528	24,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,303	$30,144

Supplemental cash flow disclosures:
Interest paid	$27,948	$25,200
Taxes paid	$4,725	$3,162
Non-cash financing activities:
Shares issued pursuant to the DRIP	$9,723	$6,087

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$15,120
			Preferred Member Units (9,279,000 units)(27)		9,173	(487)
			Member Units (45 units)		1	—

					33,002	14,633

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2020)	1,650	1,617	1,617
			Member Units (1,500 units)		1,500	1,370

					3,117	2,987

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,772	4,374	4,374
			Preferred Member Units (3,725,862 units)		3,726	3,726

					8,100	8,100

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity—December 28, 2020)	11,596	11,343	11,596
			Common Stock (57,508 shares)		6,350	9,370

					17,693	20,966

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity—January 9, 2023)(9)	9,672	9,586	9,586
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,866	13,866
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,780

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity—March 30, 2023)(9)	14,991	14,818	14,818
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,744	27,744
			Preferred Member Units (6,157 units)(8)		10,775	10,775

					53,337	53,337

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	62,090

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—February 26, 2023)(9)	21,600	21,405	21,405
			Member Units (4,347 units)(8)		11,440	17,790

					32,845	39,195

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity—February 3, 2022)(9)	1,600	1,587	1,587
			12% Secured Debt (Maturity—February 3, 2022)	15,900	15,783	15,783
			Preferred Member Units (1,600 units)		400	1,050

					17,770	18,420

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity—December 20, 2021)(9)	12,480	12,392	12,480
			Member Units (717 units)(8)		7,280	10,380
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,167	1,156	1,167
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	280

					21,038	24,307

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,891	2,591

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)(8)		3,270	3,499

					4,142	4,371

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2019)(14)	1,800	1,800	1,690
			10.50% PIK Secured Debt (Maturity—May 30, 2019)(14)(19)	12,511	12,479	10,560
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	12,250

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity—April 1, 2023)(9)	26,070	25,828	25,828
			Preferred Member Units (3,451 shares)(8)		8,466	8,466

					34,294	34,294

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity—February 13, 2023)(9)	18,252	18,073	18,073
			Preferred Stock (8,400 shares)		8,400	11,780

					26,473	29,853

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 8.00% (Floor 2.00%), Current Coupon 10.10%, Secured Debt (Maturity—June 24, 2021)(9)	22,526	22,378	22,526
			Member Units (8,619 units)(8)		14,844	40,120

					37,222	62,646

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—March 31, 2020)(9)	5,362	5,335	5,335
			Member Units (1,200 units)		1,200	1,940

					6,535	7,275

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity—December 19, 2019)(9)	10,101	10,071	10,101
			Member Units (5,879 units)(8)		13,065	32,040

					23,136	42,141

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity—March 1, 2019)	12,588	12,548	11,978
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per unit)		—	—

					16,671	11,978

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,690

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity—September 30, 2020)(9)	160	160	160
			12.5% Secured Debt (Maturity—April 29, 2021)	12,666	12,588	12,588
			Member Units (3,681 units)		3,681	4,570

					16,429	17,318

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,306	9,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		1,040	1,133

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	7,570

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.10%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,932	9,932
			Preferred Member Units (3,200 units)(8)		3,942	3,942

					13,874	13,874

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	14,500	14,401	14,500
			Preferred Member Units (5,607 units)(8)		5,952	12,470

					20,353	26,970

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.75%, Secured Debt (Maturity—November 14, 2019)(9)	3,505	3,482	3,505
			Member Units (627 units)(8)		811	5,090

					4,293	8,595

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	7,100

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			11% Secured Debt (Maturity—July 1, 2022)	8,339	8,303	8,339
			Preferred Equity (non-voting)		400	400
			Member Units (742 units)		5,273	6,730
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	630

					15,029	16,531

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.32%, Secured Debt (Maturity—July 28, 2022)(9)	400	400	400
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.32%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,615	22,615
			Member Units (657,113 units)		14,700	14,250

					37,715	37,265

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			10% Current / 3% PIK Secured Debt (Maturity—August 31, 2020)(19)	12,147	11,999	11,999
			Preferred Member Units (4,000 shares)		6,000	4,500

					17,999	16,499

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,745	1,745
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,875	3,875
			Member Units (7,874 units)		3,001	3,860
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	757	757	757
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,470

					10,168	11,707

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	70,148

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,536	7,496	7,496
			Common Stock (5,873 shares)		2,720	710

					10,216	8,206

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			LIBOR Plus 8.50%, Current Coupon 10.82%, Secured Debt (Maturity—May 31, 2019)	11,475	11,457	11,475
			Member Units (2,955 units)(8)		2,975	13,280

					14,432	24,755

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			10% Secured Debt (Maturity—February 28, 2023)	17,440	17,281	17,281
			Preferred Member Units (86,400,000 units)(8)		6,880	7,890

					24,161	25,171

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14% Secured Debt (Maturity—June 8, 2022)	6,900	6,748	6,900
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	500
			Member Units (1,454,167 units)		765	2,500

					7,765	9,900

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	5,370

					10,093	11,746

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,448	20,448
			Preferred Member Units (406 units)		10,200	10,200

					30,648	30,648

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	15,480

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	8,250
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—October 31, 2022)(9)(24)

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.34%, Secured Debt (Maturity—November 15, 2021)(9)	15,100	14,999	15,100
			Common Stock (1,962 shares)(8)		2,150	11,780

					17,149	26,880

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	7,477	7,384	7,477
			Preferred Member Units (19,631 units)(8)		4,600	13,090
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	780

					13,184	21,347

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity—June 8, 2021)	7,341	7,341	6,450
			Member Units (1,000 units)		3,968	4,370

					11,309	10,820

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,730

					2,269	8,062

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity—August 31, 2023)	16,400	16,240	16,240
			Preferred Member Units (440 units)		7,476	7,476

					23,716	23,716

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2018)	2,924	2,924	1,110
			Series A Preferred Units (2,500 units)		2,500	—
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,480

					8,820	3,590

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—December 23, 2018)	2,314	2,311	2,311
			Series A Preferred Stock (3,000,000 shares)		3,000	3,740
			Common Stock (1,126,242 shares)		3,706	280

					9,017	6,331

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	998	1,000
			12% Secured Debt (Maturity—October 1, 2019)	425	425	425
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—October 1, 2019; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	2,071

					7,607	6,246

Subtotal Control Investments (64.2% of net assets at fair value)					$717,220	$967,128

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$940
			Preferred Member Units (186 units)(8)		1,200	3,940

					1,459	4,880

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	9,817	9,669	9,808
			Options (2 equivalent units)		397	730
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	410

					10,539	10,948

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity—April 8, 2018)(9)(17)	650	633	633
			17% Secured Debt (Maturity—April 8, 2021)	4,000	3,898	3,898
			Member Units (800,000 units)		800	470

					5,331	5,001

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.34%, Secured Debt (Maturity—June 30, 2022)(9)	16,284	16,143	16,284
			Member Units (2,160,000 units)(8)		2,160	4,960

					18,303	21,244

Boss Industries, LLC	July 1, 2014	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
			Preferred Member Units (2,242 units)(8)		2,203	5,830

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,130	6,130
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	4,020
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	994	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,256	12,150

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.36%, Secured Debt (Maturity—June 30, 2020)(9)	19,404	19,327	19,327
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,365	4,365

					23,692	23,692

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—October 10, 2019)	3,283	3,272	3,283
			Member Units (65,356 units)(8)		654	2,620

					3,926	5,903

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Deb (Maturity—July 4, 2021)(19)	4,534	4,508	4,534
			Class A Units (1,500,000 units)		1,500	2,260

					6,008	6,794

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			8.50% Secured Debt (Maturity—February 2, 2023)	7,952	7,952	7,065
			Common Stock (19,041 shares)		3,141	3,141

					11,093	10,206

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		20,428	21,181

					25,638	22,036

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,256
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,304

					7,702	9,560

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)(8)		489	441

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,861
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		8,558	8,383

					14,532	14,244

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Gault Financial, LLC (RMB Capital, LLC)	November 21, 2011	Purchases and Manages Collection of Healthcare and other Business Receivables
			8% Secured Debt (Maturity—January 1, 2019)	12,033	12,033	11,310
			Warrants (29,032 equivalent units; Expiration—February 9, 2022; Strike price—$0.01 per unit)		400	—

					12,433	11,310

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		1,733	1,733

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.5% Secured Debt (Maturity—December 2, 2021)	14,300	14,194	14,300
			Preferred Member Units (226 units)(8)		2,850	7,010
			Preferred Member Units (HRS Services, ULC) (226 units)		150	370

					17,194	21,680

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,480
			Member Units (318,462 units)(8)		2,236	7,490

					5,236	10,970

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	16,622

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Member Units (2,179,001 units)		2,019	2,060

Meisler Operating LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity—June 7, 2022)(9)	20,480	20,302	20,302
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	5,571

					25,157	25,873

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,572	5,572	5,572
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	51	51	51
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					9,523	5,623

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

OPI International Ltd.(13)	November 30, 2010	Provider of Man Camp and Industrial Storage Services
			Common Stock (20,766,317 shares)		1,371	—

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current / 3% PIK Secured Debt (Maturity—March 31, 2019)(19)	12,153	12,130	12,130
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	3,180
			Preferred Stock (1,500,000 shares)		3,927	—

					17,797	15,310

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Acquisition, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (2,000,000 units)(8)		2,000	1,360

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity—August 31, 2023)	35,250	34,869	34,869
			Preferred Member Units (157 units)		6,000	6,000

					40,869	40,869

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity—September 13, 2023)	7,200	6,950	6,950
			Member Units (70,000 units)		700	700
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	181

					7,831	7,831

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.89%, Secured Debt (Maturity—August 20, 2024)(9)	2,500	2,476	2,476
			Preferred Stock (1,731,044 shares; 19% cumulative)(8)(19)		1,772	1,772
			Preferred Stock (2,596,567 shares; 19% cumulative)(8)(19)		3,290	3,290
			Preferred Stock (4,935,377 shares; 13.5% cumulative)(8)(19)		8,140	8,140
			Common Stock (1,075,992 shares)		—	3,290

					15,678	18,968

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		777	920
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	2,211

					4,777	3,131

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	19,272	18,227	18,227
			8% Unsecured Convertible Debt (Maturity—November 16, 2023)	297	297	297
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	1,891

					35,100	34,415

Subtotal Affiliate Investments (24.8% of net assets at fair value)					$389,450	$373,444

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity—June 30, 2023)(9)	$14,594	$14,326	$14,813

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity—July 3, 2023)(9)	8,321	8,160	8,160
			Prime Plus 4.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—July 3, 2023)(9)	2,950	2,855	2,855

					11,015	11,015

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.49%, Secured Debt (Maturity—July 26, 2023)(9)	16,458	16,296	16,296

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.88%, Secured Debt (Maturity—September 8, 2023)(9)	4,063	4,009	4,009

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.81%, Secured Debt (Maturity—August 30, 2023)(9)	17,143	16,647	16,800

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity—July 19, 2021)(9)	13,120	13,072	13,198

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity—October 10, 2018)(9)	422	414	414
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity—April 10, 2023)(9)	11,222	11,019	11,019

					11,433	11,433

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.89%, Secured Debt (Maturity—March 31, 2022)(9)	6,750	6,681	6,716

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity—December 8, 2021)(9)	15,158	14,633	14,674

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,355	14,355

					16,755	16,755

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	6,952	6,148	5,979

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity—November 13, 2019)(9)	17,117	17,059	17,117

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,264

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.81%, Secured Debt (Maturity—August 31, 2023)(9)	4,660	4,553	4,553
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,571	1,533	1,533

					6,086	6,086

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity—June 22, 2021)(9)	5,624	5,544	5,556

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39% / 1.00% PIK, Current Coupon Plus PIK 9.39%, Secured Debt (Maturity—June 11, 2021)(9)(19)	14,235	13,921	13,523

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,468	4,425	4,425
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,578	1,578

					6,003	6,003

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity—May 11, 2022)(9)	2,493	2,470	2,470

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—March 9, 2022)(9)	14,465	14,252	14,465
			Member Units (1,050,000 units)		1,050	1,330

					15,302	15,795

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity—November 6, 2020)(9)	11,563	11,435	7,718

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.50%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,718	6,585

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,551
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		1,500	1,563

					13,500	12,114

Brundage-Bone Concrete Pumping, Inc.(11)	August 18, 2014	Construction Services Provider
			10.375% Secured Debt (Maturity—September 1, 2023)	3,000	2,988	3,187

BW NHHC Holdco Inc.(11)	May 30, 2018	Full-Continuum Provider of Home Health Services
			LIBOR Plus 5.00%, Current Coupon 7.16%, Secured Debt (Maturity—May 15, 2025)	7,500	7,392	7,373

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity—November 14, 2023)(9)	19,568	19,391	19,528

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39%, Secured Debt (Maturity—August 23, 2022)(9)	12,805	12,770	12,484

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.87%, Secured Debt (Maturity—October 6, 2021)(9)	7,920	7,903	7,970

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.12%, Secured Debt (Maturity—June 7, 2023)(9)	6,370	6,118	6,243
			Common Stock (177,130 shares)		5,309	5,535

					11,427	11,778

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,924	2,924	82

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity—December 5, 2022)(9)	2,944	2,892	2,892

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 30, 2023)(9)	10,583	10,535	10,556
			Member Units (42,207 units)		4,221	4,290

					14,756	14,846

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity—August 3, 2022)(9)	11,400	11,307	11,307

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,284	7,284	7,284
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

					7,758	7,294

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—February 12, 2021)(9)	10,146	10,067	10,146

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.84%, Secured Debt (Maturity—April 13, 2023)(9)	13,242	12,985	12,985
			Class AA Preferred Member Units (non-voting)		724	724
			Class A Preferred Member Units (776,316 units)(8)		776	776

					14,485	14,485

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity—July 17, 2023)(9)	5,600	5,490	5,490

Elite SEM INC.(10)	August 31, 2018	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity—February 1, 2022)(9)(23)	6,875	6,741	6,741

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,573	1,809
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)(8)		2,072	1,122
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,394	3,459
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,488	7,551
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,881	4,400
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		5,311	5,012

					28,719	23,353

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 7.74%, Secured Debt (Maturity—June 13, 2024)	17,500	17,163	17,084

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,895	5,944

Extreme Reach, Inc.(11)	March 31, 2015	Integrated TV and Video Advertising Platform
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—February 7, 2020)(9)	17,237	17,226	17,285

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,276	3,276

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.14%, Secured Debt (Maturity—April 3, 2020)(9)	12,345	12,045	11,759

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Services to Retail/Grocery Customers
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity—October 29, 2021)(9)	9,218	9,157	9,253
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,789	3,969

					12,946	13,222

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—December 22, 2024)(9)	17,550	17,388	17,199

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.34%, Secured Debt (Maturity—October 15, 2018)(9)	4,750	4,750	3,745
			13.75% Secured Debt (Maturity—October 15, 2018)	2,055	2,040	226

					6,790	3,971

Hojeij Branded Foods, LLC(10)	July 28, 2015	Multi-Airport, Multi- Concept Restaurant Operator
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—July 20, 2022)(9)	12,382	12,280	12,382

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 8.31%, Secured Debt (Maturity—January 28, 2020)	5,388	4,838	5,289
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.56%, Secured Debt (Maturity—January 28, 2021)(9)	8,395	8,033	8,311

					12,871	13,600

Hostway Corporation(11)	December 27, 2013	Managed Services and Hosting Provider
			LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 7.59% / 0.50% PIK, Current Coupon Plus PIK 8.09%, Secured Debt (Maturity—December 13, 2019)(9)(19)	30,695	30,151	30,004

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.39%, Secured Debt (Maturity—March 29, 2023)(9)	29,584	29,042	29,288

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.62% / 8.45% PIK, Current Coupon Plus PIK 12.07% Secured Debt (Maturity—May 12, 2022)(19)	7,078	6,976	6,334

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity—May 1, 2019)(9)	15,081	14,985	15,100

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity—April 30, 2021)(9)	18,870	18,664	18,791

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,799	4,733	4,586
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		92	92
			Member Units (Industrial Services Investments, LLC) (900 units)		900	210

					5,725	4,888

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,832	7,438	7,539

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—July 19, 2025)(9)	11,571	11,458	11,626

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	2,580

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.14%, Secured Debt (Maturity—June 14, 2025)(9)	6,348	6,286	6,364

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.12%, Secured Debt (Maturity—May 2, 2023)(9)	14,925	14,785	14,785

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity—September 16, 2020)(9)	10,779	10,739	10,779

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity—May 26, 2021)(9)	4,217	4,209	4,217

Jacuzzi Brands LLC(11)	June 30, 2017	Manufacturer of Bath and Spa Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity—June 28, 2023)(9)	3,875	3,810	3,914

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,325	12,450

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.32%, PIK Secured Debt (Maturity—August 7, 2020)(9)(19)	2,575	2,575	2,550
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	778

					2,928	3,328

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,780	3,501

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity—December 22, 2024)(9)	9,654	9,462	9,726

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	57
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		61	45

					186	102

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity—May 1, 2023)(9)	9,836	9,816	9,529

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity—August 28, 2022)(9)	12,614	12,294	12,866

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.64%, Secured Debt (Maturity—April 29, 2024)(9)	11,475	11,440	11,432

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.09%, Secured Debt (Maturity—April 26, 2024)(9)	4,319	4,260	4,362

New Era Technology, Inc.(10)	June 30, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity—June 22, 2023)(9)	6,231	6,112	6,112

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity—July 14, 2022)(9)	19,864	19,524	20,044

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.32%, Secured Debt (Maturity—March 2, 2022)	18,375	18,229	18,229

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.89%, Secured Debt (Maturity—November 27, 2020)(9)	7,705	7,066	7,518

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—October 17, 2022)(9)	15,518	15,109	15,072

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity—June 7, 2022)(9)	4,481	4,452	4,486

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,998	4,998	960

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	382	382	382
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	920

					1,181	1,302

Pernix Therapeutics Holdings, Inc.(10)	August 18, 2014	Pharmaceutical Royalty
			12% Secured Debt (Maturity—August 1, 2020)	3,031	3,031	2,037

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.89%, Secured Debt (Maturity—April 30, 2021)(9)	9,761	9,121	8,004

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	5

					342	5

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity—May 1, 2026)	8,000	7,961	8,040

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.79%, Secured Debt (Maturity—January 28, 2020)(9)	20,081	18,979	19,981

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity—November 30, 2021)(9)	8,732	8,732	8,732

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity—December 20, 2024)(9)	13,399	12,783	13,482

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			Member Units (601 units)		750	920

RGL Reservoir Operations Inc.(11)(13)(21)	August 25, 2014	Oil & Gas Equipment and Services
			1% Current / 9% PIK Secured Debt (Maturity—December 21, 2024)(19)	721	407	360

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	17

					471	17

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,770

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity—June 9, 2021)(9)	7,500	7,464	7,464

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,146	6,049

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,777	19,095

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.14%, Secured Debt (Maturity—April 30, 2020)(9)	13,131	13,087	13,202

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—September 12, 2023)(9)(22)	19,468	19,133	18,154

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—November 30, 2022)(9)	9,125	8,911	9,262

Synagro Infrastructure Company, Inc(11)	August 29, 2013	Waste Management Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity—August 22, 2020)(9)	11,662	11,333	10,204

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	102

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,370

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,615	7,808

TGP Holdings III LLC (11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,431	5,466

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.70%, Secured Debt (Maturity—January 26, 2023)(9)	11,328	11,020	11,491

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—October 31, 2022)(9)(24)	17,320	17,204	17,449

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.81%, Secured Debt (Maturity—October 30, 2020)(9)	4,838	4,637	3,855

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.15%, Secured Debt (Maturity—March 7, 2024)	8,500	8,421	8,670

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity—November 3, 2021)(9)	16,024	15,761	16,024

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.39%, Secured Debt (Maturity—May 2, 2023)(9)	18,491	18,337	18,237

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—March 1, 2023)(9)	7,400	7,371	7,451

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.39%, Secured Debt (Maturity—February 16, 2022)(9)	3,263	3,034	3,088
			Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	790

					3,365	3,878

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.99%, Secured Debt (Maturity—September 29, 2022)(9)(28)	12,835	12,597	12,597

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.17% Secured Debt (Maturity—August 9, 2024)(9)	15,000	14,852	14,850

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (72.2% of net assets at fair value)					$1,105,048	$1,086,301

Total Portfolio Investments, September 30, 2018					$2,211,718	$2,426,873

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2018. As noted in this schedule, 67% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.04%.

(10)
Private Loan portfolio investment. See Note B for a description of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note B for a description of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note B for a description of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investments in this portfolio company will not be finally determined until such process is complete. As noted in footnote(14), our debt investments in this portfolio company are on non-accrual status.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company entered into a forward foreign currency contract with Cadence Bank to lend $23.6 million Canadian Dollars and receive $18.0 million U.S. Dollars with a settlement date of September 12, 2019. The unrealized depreciation on the forward foreign currency contract is $0.4 million as of September 30, 2018.

(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.00% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2018

(dollars in thousands)

(unaudited)

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

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

(27)
Investment has an unfunded commitment as of September 30, 2018 (see Note M). The fair value of the investment includes the impact of the fair value of any unfunded commitments

(28)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,347	14,347

					16,747	16,747

Arcus Hunting LLC.(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity—November 13, 2019)(9)	15,391	15,294	15,391

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity—June 22, 2021)(9)	7,364	7,215	7,346

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33% / 1.00% PIK, Current Coupon Plus PIK 8.33%, Secured Debt (Maturity—June 11, 2021)(9)(19)	9,567	9,454	9,507

Berry Aviation, Inc.(10)	July 6, 2018	Airline Charter Service Operator
			13.75% Secured Debt (Maturity—January 30, 2020)	5,627	5,598	5,627
			Common Stock (553 shares)		400	1,010

					5,998	6,637

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity—May 11, 2022)(9)	2,488	2,461	2,461

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity—March 9, 2022)(9)	15,325	15,060	15,192
			Member Units (1,050,000 units)		1,050	1,000

					16,110	16,192

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity—November 6, 2020)(9)	12,127	11,955	8,540

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 13.75%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,705	6,573

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—June 30, 2023)(9)	7,125	7,090	7,090
			Member Units (28,000 units)		3,723	3,723

					10,813	10,813

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity—August 3, 2022)(9)	11,850	11,739	11,739

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	7,229	7,229	7,229
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	10

					7,703	7,239

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—February 12, 2021)(9)	9,313	9,266	9,337

Drilling Info Holdings, Inc.	November 20, 2009	Information Services for the Oil and Gas Industry
			Common Stock (3,788,865 shares)(8)		—	8,610

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,906	2,202
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,227	1,549
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,305	3,720
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		6,277	6,225
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,138	6,116
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)		3,458	3,828

					26,311	23,640

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,878	6,244

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

GST Autoleather, Inc.(11)	July 21, 2014	Automotive Leather Manufacturer
			PRIME Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity—April 5, 2018)(9)	7,578	7,500	7,500
			PRIME Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity—July 10, 2020)(9)	15,619	15,120	11,813

					22,620	19,313

Guitar Center, Inc.(11)	April 10, 2014	Musical Instruments Retailer
			6.5% Secured Debt (Maturity—April 15, 2019)	16,625	16,009	15,378

Hojeij Branded Foods, LLC(10)	July 28, 2015	Multi-Airport, Multi- Concept Restaurant Operator
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity—July 20, 2022)(9)	12,137	12,022	12,137

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity—January 28, 2021)(9)	8,460	7,986	7,783

Hostway Corporation(11)	December 27, 2013	Managed Services and Hosting Provider
			LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2019)(9)	20,150	19,796	19,621
			LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity—December 13, 2018)(9)	12,406	11,575	11,692

					31,371	31,313

Hunter Defense Technologies, Inc.(11)	August 14, 2014	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—August 5, 2019)(9)	20,224	19,851	19,997

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity—May 12, 2022)	6,708	6,588	6,699

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity—May 1, 2019)(9)	11,005	10,764	10,977

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity—April 30, 2021)(9)	19,372	19,115	19,243

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2017

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(28)	Business Description	Type of Investment(2)(3)(27)	Principal(4)	Cost(4)	Fair Value(18)

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,602	7,808

TGP Holdings III LLC (11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—September 25, 2024)(9)	6,898	6,820	6,969
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity—September 25, 2025)(9)	5,000	4,927	5,075

					11,747	12,044

The Container Store, Inc.(11)	August 22, 2017	Operator of Stores Offering Storage and Organizational Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity—August 15, 2021)(9)	9,938	9,660	9,652

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity—October 31, 2022)(9)(26)	17,653	17,516	17,741

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity—October 30, 2020)(9)	4,875	4,610	2,901

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity—May 17, 2022)(9)(25)	8,436	8,364	8,605

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—November 3, 2021)(9)	8,170	8,031	8,170

Tweddle Group, Inc.(11)	November 15, 2016	Provider of Technical Information Services to Automotive OEMs
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity—October 21, 2022)(9)	6,114	6,011	6,023

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity—May 2, 2023)(9)	20,703	20,507	19,862

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

(12)
Other Portfolio investment. See Note B for a description of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investments in this portfolio company will not be finally determined until such process is complete. As noted in footnote(14), our debt investments in this portfolio company are on non-accrual status.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017, and financial position as of September 30, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 40 LMM portfolio companies for the nine months ended September 30, 2018, representing approximately 62% of the total LMM portfolio at fair value as of September 30, 2018, and on a total of 38 LMM portfolio companies for the nine months ended September 30, 2017, representing approximately 65% of the total LMM portfolio at fair value as of September 30, 2017. Excluding its investments in LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2018 and 2017, as applicable, and its LMM portfolio investments related to real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2018 and 2017 was 73% and 72% of the total LMM portfolio at fair value as of September 30, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 95% of the Middle Market portfolio investments as of September 30, 2018 and December 31, 2017, respectively), Main Street does not generally consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 17 Private Loan portfolio companies for the nine months ended September 30, 2018, representing approximately 43% of the total Private Loan portfolio at fair value as of September 30, 2018, and on a total of 19 Private Loan portfolio companies for the nine months ended September 30, 2017, representing approximately 44% of the total Private Loan portfolio at fair value as of September 30, 2017. Excluding its investments in Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of September 30, 2018 and 2017, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2018 and 2017 was 67% and 74% of the total Private Loan portfolio at fair value as of September 30, 2018 and 2017, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.5% and 4.8% of Main Street's Investment Portfolio at fair value as of September 30, 2018 and December 31, 2017, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method. For its Other Portfolio debt investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Other Portfolio debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio debt investments for which third-party quotes or other independent pricing are available and appropriate, Main Street determines the fair value of these investments through obtaining third-party quotes or other independent pricing to the extent that these inputs are available and appropriate to determine fair value.

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

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At September 30, 2018, cash balances totaling $46.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of September 30, 2018, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.5% of its cost. As of December 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2018 and 2017, (i) approximately 1.4% and 1.9%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2018 and 2017, (i) approximately 1.0% and 2.7%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$46,351	$39,814	$130,229	$117,340
Dividend income	8,510	10,088	36,021	25,198
Fee income	3,402	1,884	7,825	7,406

Total interest, fee and dividend income	$58,263	$51,786	$174,075	$149,944

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2018 and 2017, approximately 3.1% and 3.8%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

premium reduction. For the nine months ended September 30, 2018 and 2017, approximately 3.0% and 3.7%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

13.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of Main Street's income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), Main Street has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, Main Street's timing of its income recognition remains the same and the adoption of the standard was not material.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While Main Street continues to assess the effect of adoption, Main Street currently believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on its consolidated balance sheet for its office space operating lease. Main Street currently has one operating lease for office space and does not expect a significant change in the leasing activity between now and adoption. See further discussion of the operating lease obligation in Note M.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this accounting standard on Main Street's consolidated financial statements was not material.

        In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Main Street is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

        As of September 30, 2018 and December 31, 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of September 30, 2018 and December 31, 2017, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

        As of September 30, 2018 and December 31, 2017, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

        As of September 30, 2018 and December 31, 2017, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of September 30, 2018 and December 31, 2017:

Type of Investment	Fair Value as of September 30, 2018 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$747,195	Discounted cash flow	WACC	10.0% - 23.3%	13.7%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.7x - 8.3x(2)	6.9x	6.0x
Debt investments	$1,038,326	Discounted cash flow	Risk adjusted discount factor	7.4% - 16.5%(2)	11.8%	11.6%
			Expected principal recovery percentage	2.8% - 100.0%	99.7%	100.0%
Debt investments	$641,352	Market approach	Third-party quote	11.0 - 106.3

Total Level 3 investments	$2,426,873

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine month periods ended September 30, 2018 and 2017 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2017	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2018
Debt	$1,518,297	$—	$(512,532)	$656,376	$33,724	$(7,737)	$(8,450)	$1,679,678
Equity	641,493	—	(40,920)	92,855	(34,943)	69,034	8,450	735,969
Equity Warrant	11,515	—	(280)	181	(1,120)	930	—	11,226

	$2,171,305	$—	$(553,732)	$749,412	$(2,339)	$62,227	$—	$2,426,873

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

        As of September 30, 2018 and December 31, 2017, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,686	Discounted cash flow	Estimated market interest rates	5.1% - 5.8%	5.3%

Type of Instrument	Fair Value as of December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$48,608	Discounted cash flow	Estimated market interest rates	4.9% - 5.5%	5.1%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine month periods ended September 30, 2018 and 2017 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,296)	$44,686

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(5,408)	$49,412

        At September 30, 2018 and December 31, 2017, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,149,008	$—	$—	$1,149,008
Middle Market portfolio investments	607,666	—	—	607,666
Private Loan portfolio investments	490,841	—	—	490,841
Other Portfolio investments	109,210	—	—	109,210
External Investment Manager	70,148	—	—	70,148

Total investments	$2,426,873	$—	$—	$2,426,873

SBIC debentures at fair value	$44,686	$—	$—	$44,686

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended September 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $1.6 million and $1.7 million, respectively. Main Street's total expenses for the nine months ended September 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $5.3 million and $4.8 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2018 and 2017, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	58	54
Fair value	$1,149.0	$607.7	$490.8
Cost	$965.4	$613.4	$517.3
% of portfolio at cost—debt	69.2%	96.1%	92.9%
% of portfolio at cost—equity	30.8%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	98.5%	89.0%	92.7%
Weighted-average annual effective yield(b)	12.2%	9.4%	10.1%
Average EBITDA(c)	$4.6	$89.7	$46.2

(a)
At September 30, 2018, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 39%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of September 30, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $109.2 million in fair value and approximately $115.7 million in cost basis and which comprised approximately 4.5% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2018, there was no cost basis in this investment and the investment had a fair value of approximately $70.1 million, which comprised approximately 2.9% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2018	December 31, 2017
First lien debt	77.7%	79.0%
Equity	16.4%	15.3%
Second lien debt	4.8%	4.5%
Equity warrants	0.7%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

Fair Value:	September 30, 2018	December 31, 2017
First lien debt	69.9%	70.5%
Equity	24.8%	24.4%
Second lien debt	4.4%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2018 and December 31, 2017 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2018	December 31, 2017
West	26.9%	20.7%
Southwest	26.6%	26.1%
Midwest	18.5%	22.3%
Northeast	14.3%	15.2%
Southeast	11.0%	12.8%
Canada	1.6%	1.9%
Other Non-United States	1.1%	1.0%

	100.0%	100.0%

Fair Value:	September 30, 2018	December 31, 2017
West	28.2%	23.7%
Southwest	27.9%	26.8%
Midwest	18.0%	20.3%
Northeast	13.6%	14.6%
Southeast	9.9%	11.9%
Canada	1.4%	1.8%
Other Non-United States	1.0%	0.9%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of September 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2018	December 31, 2017
Construction & Engineering	7.4%	6.4%
Energy Equipment & Services	6.6%	6.9%
Media	6.5%	4.4%
IT Services	5.2%	3.9%
Commercial Services & Supplies	5.0%	4.5%
Diversified Telecommunication Services	4.9%	4.1%
Machinery	4.6%	5.2%
Aerospace & Defense	4.4%	3.3%
Hotels, Restaurants & Leisure	4.0%	6.2%
Food Products	4.0%	1.9%
Internet Software & Services	3.9%	3.4%
Leisure Equipment & Products	3.9%	3.0%
Specialty Retail	3.6%	5.3%
Electronic Equipment, Instruments & Components	3.6%	3.4%
Health Care Providers & Services	3.3%	2.9%
Professional Services	2.7%	3.7%
Computers & Peripherals	2.7%	2.8%
Oil, Gas & Consumable Fuels	2.6%	1.6%
Software	2.0%	2.5%
Communications Equipment	2.0%	2.3%
Containers & Packaging	1.9%	0.0%
Distributors	1.7%	1.9%
Building Products	1.7%	1.9%
Construction Materials	1.7%	1.7%
Road & Rail	1.2%	1.0%
Internet & Catalog Retail	1.1%	1.3%
Diversified Financial Services	0.7%	1.6%
Health Care Equipment & Supplies	0.6%	2.0%
Diversified Consumer Services	0.4%	1.6%
Real Estate Management & Development	0.3%	1.0%
Auto Components	0.0%	1.9%
Other(1)	5.8%	6.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2018	December 31, 2017
Construction & Engineering	7.7%	6.3%
Machinery	6.6%	6.4%
Energy Equipment & Services	5.7%	6.2%
Media	5.7%	3.8%
IT Services	5.1%	4.0%
Commercial Services & Supplies	4.7%	4.1%
Diversified Telecommunication Services	4.1%	3.4%
Aerospace & Defense	4.1%	3.1%
Specialty Retail	3.9%	5.3%
Hotels, Restaurants & Leisure	3.8%	5.9%
Food Products	3.8%	1.8%
Internet Software & Services	3.7%	3.2%
Leisure Equipment & Products	3.7%	2.9%
Computers & Peripherals	3.6%	3.0%
Health Care Providers & Services	3.1%	2.8%
Diversified Consumer Services	3.0%	5.9%
Electronic Equipment, Instruments & Components	3.0%	2.8%
Professional Services	2.5%	3.5%
Oil, Gas & Consumable Fuels	2.4%	1.5%
Software	2.2%	2.5%
Construction Materials	2.0%	1.9%
Communications Equipment	1.9%	2.2%
Containers & Packaging	1.8%	0.0%
Distributors	1.6%	1.8%
Building Products	1.5%	1.8%
Road & Rail	1.2%	1.0%
Internet & Catalog Retail	0.9%	1.1%
Diversified Financial Services	0.9%	1.6%
Health Care Equipment & Supplies	0.6%	2.1%
Air Freight & Logistics	0.6%	1.0%
Real Estate Management & Development	0.4%	1.1%
Auto Components	0.0%	1.6%
Other(1)	4.2%	4.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2018 and December 31, 2017, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of September 30, 2018 and December 31, 2017, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the nine months ended September 30, 2018 and 2017, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended September 30, 2018 and 2017, the External Investment Manager earned $3.0 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2018 and 2017, the External Investment Manager earned $8.7 million and $8.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2018 and 2017, Main Street allocated $1.6 million and $1.7 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2018 and 2017, Main Street allocated $5.3 million and $4.8 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended September 30, 2018 and 2017, the total contribution to Main Street's net investment income was $2.7 million and $2.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the total contribution to Main Street's net investment income was $8.0 million and $6.9 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is as follows:

	As of September 30,	As of December 31,
	2018	2017
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,974	2,863

Total assets	$2,974	$2,863

Accounts payable to MSCC and its subsidiaries	$1,902	$1,963
Dividend payable to MSCC and its subsidiaries	1,072	900
Equity	—	—

Total liabilities and equity	$2,974	$2,863

	Three Months Ended Sept 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Management fee income	$2,972	$2,789	$8,667	$8,083
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(974)	(1,033)	(3,386)	(2,978)
Other G&A expenses	(618)	(631)	(1,950)	(1,838)

Total allocated expenses	(1,592)	(1,664)	(5,336)	(4,816)

Pre-tax income	1,380	1,125	3,331	3,267
Tax expense	(308)	(413)	(670)	(1,135)

Net income	$1,072	$712	$2,661	$2,132

NOTE E—SBIC DEBENTURES

        Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. SBIC debentures payable were $345.8 million and $295.8 million at September 30, 2018 and December 31, 2017, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the nine months ended September 30, 2018, Main Street issued $54.0 million of SBIC debentures and opportunistically prepaid $4.0 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $1.4 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.7% and 3.6% as of September 30, 2018 and December 31, 2017, respectively. The first principal maturity due under the existing SBIC debentures is in 2019, and the weighted-average remaining duration as of September 30, 2018 was approximately 5.9 years. For the three months ended September 30, 2018 and 2017, Main Street recognized interest expense attributable to the SBIC debentures of $3.2 million and $2.7 million, respectively. For the nine months ended September 30, 2018 and 2017, Main Street recognized interest expense attributable to the SBIC debentures of $9.3 million and $7.7 million, respectively. Main Street has incurred upfront leverage and other miscellaneous fees of approximately 3.4% of the debenture principal amount. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of September 30, 2018, the recorded value of the SBIC debentures was $337.9 million which consisted of (i) $44.7 million recorded at fair value, or $1.3 million less than the $46.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $147.9 million that was net of unamortized debt issuance costs of $1.9 million and (iii) $150.0 million par value of SBIC debentures held in MSC III with a recorded value of $145.4 million that was net of unamortized debt issuance costs of $4.6 million. As of September 30, 2018, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $305.9 million, or $39.9 million less than the $345.8 million face value of the SBIC debentures.

NOTE F—CREDIT FACILITY

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended and restated during June 2018 and further amended in July 2018 to provide for an increase in total commitments from $585.0 million to $680.0 million and to increase the diversified group of lenders to seventeen lenders, eliminate interest rate adjustments subject to Main Street's maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.3% as of September 30, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.25% as of September 30, 2018) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2018, Main Street had $250.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2018, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $3.3 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $8.1 million and $8.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the interest rate on the Credit Facility was 4.0%. The average interest rate was 4.0% and 3.7% for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, Main Street was in compliance with all financial covenants of the Credit Facility.

NOTE G—NOTES

  6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized no interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, for the three months ended September 30, 2018, $1.5 million for the three months ended September 30, 2017 and $1.5 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

  4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $174.2 million was net of unamortized debt issuance costs of $0.8 million. As of September 30, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $176.6 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million and $6.4 million for the three and nine months ended September 30, 2018 and 2017, respectively.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of September 30, 2018, Main Street was in compliance with these covenants.

  4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.5 million was net of unamortized debt issuance costs of $2.5 million. As of September 30, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $183.3 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million and $6.7 million for the three and nine months ended September 30, 2018, respectively.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of September 30, 2018, Main Street was in compliance with these covenants.

NOTE H—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2018	2017
Per Share Data:
NAV at the beginning of the period	$23.53	$22.10
Net investment income(1)	1.91	1.74
Net realized gain (loss)(1)(2)	—	0.40
Net unrealized appreciation(1)(2)	0.81	0.02
Income tax provision(1)(2)	(0.07)	(0.22)

Net increase in net assets resulting from operations(1)	2.65	1.94
Dividends paid from net investment income	(1.80)	(1.46)
Distributions from capital gains	(0.19)	(0.48)

Total dividends paid	(1.99)	(1.94)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.44	0.84
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.04
Other(3)	0.01	0.05

NAV at the end of the period	$24.69	$23.02

Market value at the end of the period	$38.50	$39.75
Shares outstanding at the end of the period	60,962,505	57,756,193

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

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
NAV at end of period	$1,505,442	$1,329,666
Average NAV	$1,432,441	$1,264,457
Average outstanding debt	$927,962	$846,255
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	4.44%	5.10%
Ratio of operating expenses to average NAV(2)(3)	4.15%	4.12%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.92%	2.00%
Ratio of net investment income to average NAV(2)	8.00%	7.74%
Portfolio turnover ratio(2)	23.12%	28.31%
Total investment return(2)(4)	2.05%	13.68%
Total return based on change in NAV(2)(5)	11.50%	9.09%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.19 per share for each month of January through September 2018, totaling $34.5 million, or $0.570 per share, for the three months ended September 30, 2018, and $101.8 million, or $1.71 per share, for the nine months ended September 30, 2018. The third quarter 2018 regular monthly dividends represent a 2.7% increase from the regular monthly dividends paid for the third quarter of 2017. Additionally, Main Street paid a $0.275 per share semi-annual supplemental dividend, totaling $16.6 million, in June 2018 compared to $15.6 million, or $0.275 per share, paid in June 2017. The regular monthly dividends equaled a total of approximately $31.5 million, or $0.555 per share, for the three months ended September 30, 2017, and $92.9 million, or $1.665 per share, for the nine months ended September 30, 2017.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$158,708	$109,180
Book tax difference from share-based compensation expense	(3,686)	(3,352)
Net unrealized appreciation	(48,386)	(1,050)
Income tax provision	4,097	12,383
Pre-tax book loss not consolidated for tax purposes	1,049	1,386
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	21,493	2,711

Estimated taxable income(1)	133,275	121,258
Taxable income earned in prior year and carried forward for distribution in current year	42,357	42,362
Taxable income earned prior to period end and carried forward for distribution next period	(68,387)	(65,233)
Dividend payable as of period end and paid in the following period	11,889	10,934

Total distributions accrued or paid to common stockholders	$119,134	$109,321

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        For the three months ended September 30, 2018, Main Street recognized a net income tax provision of $3.8 million, principally consisting of a deferred tax provision of $3.0 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.8 million current tax expense, which is primarily related to a $0.5 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.3 million provision for current U.S. federal income and state taxes. For the nine months ended September 30, 2018, Main Street recognized a net income tax provision of $4.1 million, principally consisting of a deferred tax provision of $3.3 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.8 million current tax expense, which is primarily related to a $1.0 million accrual for excise tax on Main Street's estimated undistributed taxable income, partially offset by a $0.2 million benefit for current U.S. federal income and state taxes. For the three months ended September 30, 2017, Main Street recognized a net income tax provision of $4.6 million, principally consisting of a deferred tax provision of $3.8 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.8 million current tax expense, which is primarily related to a $0.5 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.3 million provision for current U.S. federal income and state taxes. For the nine months ended September 30, 2017, Main Street recognized a net income tax provision of $12.4 million, principally consisting of a deferred tax provision of $9.9 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and $2.5 million current tax expense, which is primarily related to a $1.6 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.9 million provision for current U.S. federal income and state taxes.

        The net deferred tax liability at September 30, 2018 was $14.2 million compared to $10.6 million at December 31, 2017, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The net deferred tax liability as of December 31, 2017 equal to $10.6 million reflects a reduction of $2.8 million resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act (see further discussion in Note B.9.). At September 30, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2017 may be limited in the future under the provisions of the Code.

NOTE J—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2018, Main Street sold 1,901,630 shares of its common stock at a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

weighted-average price of $38.48 per share and raised $73.2 million of gross proceeds under the ATM Program. Net proceeds were $72.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2018, there were 3,152,858 shares available for sale under the ATM Program.

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

        For the nine months ended September 30, 2018, $9.7 million of the total $118.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 253,125 newly issued shares. For the nine months ended September 30, 2017, $6.1 million of the total $108.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 158,301 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2018.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Nine Months ended September 30, 2018	(244,285)

Restricted stock available for issuance as of September 30, 2018	2,270,489

        As of September 30, 2018, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Nine Months ended September 30, 2018	(6,376)

Restricted stock available for issuance as of September 30, 2018	274,122

        For the three months ended September 30, 2018 and 2017, Main Street recognized total share-based compensation expense of $2.1 million and $2.5 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors and, for the nine months ended September 30, 2018 and 2017, Main Street recognized total share-based compensation expense of $6.9 million and $7.5 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of September 30, 2018, there was $13.2 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.0 years as of September 30, 2018.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE M—COMMITMENTS AND CONTINGENCIES

        At September 30, 2018, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$356
EnCap Energy Capital Fund IX, L.P.	463
EnCap Energy Capital Fund X, L.P.	2,619
EnCap Energy Capital Fund VIII Co-Investors, L.P.	30
EnCap Flatrock Midstream Fund II, L.P.	6,311
EnCap Flatrock Midstream Fund III, L.P.	2,220

$11,999
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	3,500

$6,500
Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$3,942
Freeport Financial SBIC Fund LP	1,375

$5,317
Harris Preston Fund Investments
HPEP 3, L.P.	$3,267
EIG Fund Investments	$4,693
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Copper Trail Fund Investments
Copper Trail Energy Fund I, LP	$1,730
I-45 SLF LLC	$800
Access Media Holdings, LLC	$486

Total equity commitments	$55,997

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
SI East, LLC	7,500
NexRev LLC	4,000
PT Network, LLC	3,618
California Splendor Holdings LLC	3,509
Adams Publishing Group, LLC	3,035
Hoover Group, Inc.	2,113
Wireless Vision Holdings, LLC	2,068
NNE Partners, LLC	2,042
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Hawk Ridge Systems, LLC	1,600
Meisler Operating LLC	1,600
Hojeij Branded Foods, LLC	1,588
IDX Broker, LLC	1,500
Lamb Ventures, LLC	1,500
Boccella Precast Products LLC	1,440
American Nuts, LLC	1,266
Gamber-Johnson Holdings, LLC	1,200
Volusion, LLC	1,075
NRI Clinical Research, LLC	1,000
Aethon United BR LP	938
CTVSH, PLLC	800
DTE Enterprises RLOC	750
ASC Ortho Management Company, LLC	750
Barfly Ventures, LLC	735
Jensen Jewelers of Idaho, LLC	500
UniTek Global Services, Inc.	500
New Era Technology, Inc.	479
Clad-Rex Steel, LLC	400
Dynamic Communities, LLC	250
ATS Workholding, LLC	146
Arcus Hunting LLC	120
BigName Commerce, LLC	29

Total loan commitments	$51,251

Total commitments	$107,248

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.5 million on the outstanding unfunded commitments as of September 30, 2018.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street has an operating lease for office space. Total rent expense incurred by Main Street for each of the three months ended September 30, 2018 and 2017 was $0.2 million. Total rent expense incurred by Main Street for each of the nine months ended September 30, 2018 and 2017 was $0.5 million.

        The following table shows future minimum payments under Main Street's operating lease as of September 30, 2018:

For the Years Ended December 31,	Amount
2018	$184
2019	749
2020	763
2021	777
2022	791
Thereafter	4,239

Total	$7,503

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

NOTE N—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2018, Main Street had a receivable of approximately $3.0 million due from the External Investment Manager which included (i) approximately $1.9 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2018, $5.9 million of compensation and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2018 represented 116,989 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE O—SUBSEQUENT EVENTS

        In October 2018, Main Street declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2018. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2018 of $0.195 per share for each of October, November and December 2018.

        During October 2018, Main Street declared regular monthly dividends of $0.195 per share for each month of January, February and March of 2019. These regular monthly dividends equal a total of $0.585 per share for the first quarter of 2019 and represent a 2.6% increase from the regular monthly dividends declared for the first quarter of 2018. Including the semi-annual supplemental dividend declared for December 2018 and the regular monthly dividends declared for the fourth quarter of 2018 and the first quarter of 2019, Main Street will have paid $24.820 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(120)	$222	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	702	—	18,318	3,500	14,818
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,084	—	27,744	—	27,744
	Preferred Member Units	(9)	—	—	115	—	12,500	1,725	10,775

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(24)	1,148	13,280	24	824	12,480
	Member Units	(5)	—	880	400	9,500	880	—	10,380
	10% Secured Debt	(5)	—	—	88	1,183	—	16	1,167
	Member Units	(5)	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	(9)	—	748	83	2,392	748	549	2,591

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,872	—	18,621	548	18,073
	Preferred Stock	(9)	—	3,380	—	—	11,780	—	11,780

Gamber-Johnson Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(5)	—	(40)	1,997	23,400	40	914	22,526
	Member Units	(5)	—	16,750	1,436	23,370	16,750	—	40,120

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(23)	916	11,603	23	1,525	10,101
	Member Units	(8)	—	10,070	979	21,970	10,070	—	32,040

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	597	—	1,133

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(35)	1,330	15,250	35	785	14,500
	Preferred Member Units	(9)	—	810	206	11,660	810	—	12,470

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(15)	338	3,955	15	465	3,505
	Member Units	(9)	—	(10)	190	5,100	—	10	5,090

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(16)	739	9,942	215	1,818	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	(8)	—	—	31	432	—	—	432
	Member Units	(8)	—	110	20	520	110	—	630

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	136	1,390	355	—	1,745
	12% Secured Debt	(9)	—	—	367	3,863	12	—	3,875
	Member Units	(9)	—	1,689	5	1,575	2,285	—	3,860
	9.5% Secured Debt	(9)	—	—	56	791	—	34	757
	Member Units	(9)	—	180	39	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	28,380	2,661	41,768	28,380	—	70,148

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	726	7,696	32	232	7,496
	Common Stock	(6)	—	(6,110)	—	6,820	—	6,110	710

NexRev LLC	11% Secured Debt	(8)	—	—	1,346	—	17,281	—	17,281
	Preferred Member Units	(8)	—	1,010	40	—	7,890	—	7,890

NRP Jones, LLC	12% Secured Debt	(5)	—	—	580	6,376	—	—	6,376
	Member Units	(5)	—	2,120	—	3,250	2,120	—	5,370

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(28)	1,118	16,100	28	1,028	15,100
	Common Stock	(8)	—	(660)	53	12,440	—	660	11,780

Principle Environmental, LLC (d/b.a	13% Secured Debt	(8)	—	(37)	775	7,477	37	37	7,477
TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	1,600	1,282	11,490	1,600	—	13,090
	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	(1,668)	—	4,938	1,100	1,668	4,370

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	501	—	16,240	—	16,240
	Member Units	(9)	—	—	—	—	7,476	—	7,476

The MPI Group, LLC	9% Secured Debt	(7)	—	(1,301)	201	2,410	1	1,301	1,110
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	92	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
Vision Interests, Inc.	13% Secured Debt	(9)	—	—	284	2,797	13	499	2,311
	Series A Preferred Stock	(9)	—	280	—	3,000	740	—	3,740
	Common Stock	(9)	—	740	—	—	280	—	280

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	2	51	996	4	—	1,000
	12% Secured Debt	(8)	—	—	34	300	125	—	425
	14% Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(1,150)	—	3,220	—	1,149	2,071

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,030)	13	17,150	—	2,030	15,120
	Preferred Member Units (12)	(5)	—	(1,517)	—	—	1,030	1,517	(487)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	148	1,795	—	178	1,617
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	245	3,249	1,125	—	4,374
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	253	1,102	11,596	—	—	11,596
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	969	—	9,834	248	9,586
	Preferred Member Units	(9)	—	—	87	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(27,470)	11,395	89,560	—	27,470	62,090

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	1,956	—	21,405	—	21,405
	Member Units	(8)	—	6,350	1,367	—	17,790	—	17,790

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(5)	—	—	—	—	1,587	—	1,587
	12% Secured Debt	(5)	—	—	1,587	18,225	58	2,500	15,783
	Preferred Member Units	(5)	—	400	—	650	400	—	1,050

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	10	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	229	57	2,500	999	—	3,499

Datacom, LLC	8% Secured Debt	(8)	—	(110)	33	1,575	225	110	1,690
	10.50% PIK Secured Debt	(8)	—	(718)	330	11,110	168	718	10,560
	Class A Preferred Member Units	(8)	—	(843)	—	730	113	843	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	1,886	—	26,158	330	25,828
	Preferred Member Units	(5)	—	—	100	—	8,800	334	8,466

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	497	5,443	13	121	5,335
	Member Units	(8)	—	—	—	1,940	—	—	1,940

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	871	10,632	2,316	970	11,978
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,630	1,227	10,060	1,630	—	11,690

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	9	80	160	80	160
	12.5% Secured Debt	(8)	—	—	1,223	12,703	19	134	12,588
	Member Units	(8)	—	(270)	—	4,840	—	270	4,570

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	3,990	120	3,580	3,990	—	7,570

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	1,035	9,918	14	—	9,932
	Preferred Member Units	(6)	—	2	135	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	(3)	9	375	3	378	—
	12.5% Secured Debt	(5)	—	(33)	546	5,900	33	5,933	—
	Member Units	(5)	—	2,680	756	4,420	2,680	—	7,100

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,078	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	16	—	680	280	400
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,322	23,143	32	560	22,615
	Member Units	(9)	—	(450)	—	14,700	—	450	14,250

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	1,044	12,526	—	527	11,999
	Preferred Member Units	(5)	—	(1,500)	105	6,000	—	1,500	4,500

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(18)	946	11,475	18	18	11,475
	Member Units	(8)	—	1,610	1,024	11,670	1,610	—	13,280

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	152	726	4,265	3,035	400	6,900
	Warrants	(9)	—	—	—	500	—	—	500
	Member Units	(9)	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	1,907	20,420	28	—	20,448
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	1,370	1,128	14,110	1,370	—	15,480

Pegasus Research Group, LLC	Member Units	(8)	—	(2,060)	—	10,310	—	2,060	8,250

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	(28)	43	707	43	28	722
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	171	—	2,559	171	—	2,730

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	120	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,159)	865	10,089	—	10,089	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$33,357	$64,756	$750,706	$327,214	$121,424	$967,128

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$80	$—	$860	$80	$—	$940
	Preferred Member Units	(8)	—	350	30	3,590	350	—	3,940

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(4)	859	8,715	1,097	4	9,808
	Options	(5)	—	(190)	—	920	—	190	730
	Warrants	(5)	—	(110)	—	520	—	110	410

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	63	778	417	562	633
	17% Secured Debt	(8)	—	—	511	3,876	22	—	3,898
	Member Units	(8)	—	(30)	—	500	—	30	470

Boccella Precast Products LLC	LIBOR Plus 8% (Floor 1.00%)	(6)	—	(29)	1,442	16,400	2,188	2,304	16,284
	Member Units	(6)	—	1,520	510	3,440	1,520	—	4,960

Boss Industries, LLC	Preferred Member Units	(5)	—	1,777	495	3,930	1,900	—	5,830

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,011	5,884	246	—	6,130
	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(1)	100	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	83	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	1,708	20,193	34	900	19,327
	Preferred Member Units	(7)	—	5	188	4,172	193	—	4,365

CAI Software LLC	12% Secured Debt	(6)	—	(11)	367	4,083	11	811	3,283
	Member Units	(6)	—	(610)	20	3,230	—	610	2,620

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(6)	451	4,500	40	6	4,534
	Class A Units	(8)	—	(390)	45	2,650	—	390	2,260

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	7,779	458	7,807	16,658	17,400	7,065
	Common Stock	(9)	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	(9)	—	—	104	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(140)	—	1,515	—	660	855
	LP Interests (Fund III)	(8)	—	(10)	1,486	18,632	4,014	1,465	21,181

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	241	—	7,165	241	150	7,256
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	462	—	1,889	462	47	2,304

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(70)	30	630	—	70	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	—	—	37	1,055	416	1,030	441

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	247	102	5,614	247	—	5,861
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(123)	660	8,506	—	123	8,383

Gault Financial, LLC (RMB Capital, LLC)	8% Secured Debt	(7)	—	228	734	11,532	228	450	11,310
	Warrants	(7)	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	790	—	1,733

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(20)	1,168	14,300	20	20	14,300
	Preferred Member Units	(9)	—	3,210	352	3,800	3,210	—	7,010
	Preferred Member Units	(9)	—	170	—	200	170	—	370

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	280	182	3,200	280	—	3,480
	Member Units	(8)	—	1,293	177	6,140	1,350	—	7,490

I-45 SLF LLC	Member Units	(8)	—	(219)	2,154	16,841	—	219	16,622

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	60	—	2,000	60	—	2,060

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	1,646	16,633	3,989	320	20,302
	Member Units	(5)	—	525	—	3,390	2,181	—	5,571

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	477	5,094	478	—	5,572
	10% PIK Secured Debt	(8)	—	—	4	48	3	—	51
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	1,639	12,593	513	976	12,130
	Preferred Stock	(9)	—	(890)	—	890	—	890	—
	Preferred Stock	(9)	—	570	—	2,610	570	—	3,180

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Acquisition, LLC	Class A Preferred Units	(8)	—	(430)	23	1,790	—	430	1,360

SI East, LLC	10.25% Current, Secured Debt	(7)	—	—	499	—	34,869	—	34,869
	Preferred Member Units	(7)	—	—	—	—	6,000	—	6,000

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	197	—	6,950	—	6,950
	Warrants	(6)	—	—	—	—	181	—	181
	Preferred Member Units	(6)	—	—	—	—	700	—	700

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	—	57	—	2,476	—	2,476
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(6)	819	8,535	6	8,541	—
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	7	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	122	865	87	952	—
	Preferred Stock	(6)	—	41	780	7,320	820	—	8,140
	Preferred Stock	(6)	—	—	—	—	1,772	—	1,772
	Preferred Stock	(6)	—	8	432	2,850	440	—	3,290
	Common Stock	(6)	—	800	41	2,490	800	—	3,290

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	30	60	830	90	—	920
	Member Units	(8)	—	300	—	1,910	301	—	2,211

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	—	1,400	11,685	81	11,766	—
	Preferred Member Units	(8)	1,898	—	58	1,600	—	1,600	—

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,074	15,200	3,027	—	18,227
	8% Unsecured Convertible Debt	(8)	—	—	9	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(190)	—	2,080	—	189	1,891

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	365	2,825	—	—	—

Total Affiliate investments			$1,898	$16,997	$27,230	$338,854	$107,230	$69,815	$373,444

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2018 for control investments located in this region was $220,293. This represented 14.6% of net assets as of September 30, 2018. The fair value as of September 30, 2018 for affiliate investments located in this region was $56,895. This represented 3.8% of net assets as of September 30, 2018.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2018 for control investments located in this region was $22,080. This represented 1.5% of net assets as of September 30, 2018. The fair value as of September 30, 2018 for affiliate investments located in this region was $66,096. This represented 4.4% of net assets as of September 30, 2018.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2018 for control investments located in this region was $14,410. This represented 1.0% of net assets as of September 30, 2018. The fair value as of September 30, 2018 for affiliate investments located in this region was $76,431. This represented 5.1% of net assets as of September 30, 2018.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2018 for control investments located in this region was $399,675. This represented 26.5% of net assets as of September 30, 2018. The fair value as of September 30, 2018 for affiliate investments located in this region was $124,876. This represented 8.3% of net assets as of September 30, 2018.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2018 for control investments located in this region was $310,670. This represented 20.6% of net assets as of September 30, 2018. The fair value as of September 30, 2018 for affiliate investments located in this region was $49,146. This represented 3.3% of net assets as of September 30, 2018.

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

(12)
Investment has an unfunded commitment as of September 30, 2018 (see Note M). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

 Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2017
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(650)	$127	$6,040	$—	$650	$5,390

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	(5)	—	121	1,163	14,337	143	800	13,680
	Member Units	(5)	—	1,240	311	7,280	1,240	—	8,520
	10% Secured Debt	(5)	—	—	89	1,190	—	13	1,177
	Member Units	(5)	—	—	—	210	—	—	210

CMS Minerals Investments	Preferred Member Units	(8)	1,405	(1,578)	96	3,682	—	3,682	—
	Member Units	(8)	—	(461)	185	3,381	—	799	2,582

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(5)	—	200	2,235	23,846	235	401	23,680
	Member Units	(5)	—	4,040	353	18,920	4,040	—	22,960

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(25)	996	13,274	25	1,269	12,030
	Member Units	(8)	—	370	584	20,310	370	—	20,680

Harborside Holdings, LLC	Member Units	(8)	—	3,194	—	—	9,400	—	9,400

Hydratec, Inc.	Common Stock	(9)	—	(160)	1,343	15,640	—	160	15,480

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(19)	971	10,950	19	919	10,050
	Member Units	(9)	—	1,960	136	7,040	1,960	—	9,000

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(16)	331	4,055	516	466	4,105
	Member Units	(9)	—	—	127	4,460	—	—	4,460

Lamb Ventures, LLC	11% Secured Debt	(8)	—	—	709	7,657	2,795	428	10,024
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	440	40	5,990	440	—	6,430
	9.5% Secured Debt	(8)	—	4	54	1,170	432	1,170	432
	Member Units	(8)	—	(820)	850	1,340	—	820	520

Lighting Unlimited, LLC	8% Secured Debt	(8)	—	—	29	1,514	—	1,514	—
	Preferred Equity	(8)	(434)	24	—	410	24	434	—
	Warrants	(8)	(54)	54	—	—	54	54	—
	Member Units	(8)	(100)	100	—	—	100	100	—

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	133	1,750	—	—	1,750
	12% Secured Debt	(9)	—	—	355	3,900	—	—	3,900
	Member Units	(9)	—	(1,500)	5	2,480	—	1,500	980
	9.5% Secured Debt	(9)	—	—	59	836	—	34	802
	Member Units	(9)	—	150	43	600	690	—	1,290

MSC Adviser I, LLC	Member Units	(8)	—	8,687	2,132	30,617	8,687	—	39,304

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	(42)	824	9,176	42	1,450	7,768
	Common Stock	(6)	—	810	—	5,780	810	—	6,590

NRP Jones, LLC	8% Current/4% PIK Secured Debt	(5)	—	—	1,302	13,915	1,122	—	15,037
	Warrants	(5)	—	687	—	130	687	817	—
	Member Units	(5)	—	33	—	410	850	—	1,260

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	135	1,123	17,826	174	1,900	16,100
	Common Stock	(8)	—	—	100	11,780	—	—	11,780

Principle Environmental, LLC (d/b.a	Zero Coupon Secured Debt	(8)	—	—	738	7,438	—	103	7,335
TruHorizon Environmental Solutions)	Preferred Member Units	(8)	(63)	2,913	—	5,370	2,913	63	8,220
	Warrants	(8)	—	150	—	270	150	—	420

Quality Lease Service, LLC	8% PIK Secured Debt	(7)	—	(391)	273	7,068	273	391	6,950
	Member Units	(7)	—	—	—	3,188	1,650	—	4,838

The MPI Group, LLC	9% Secured Debt	(7)	—	(303)	201	2,922	1	304	2,619
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	92	2,300	90	—	2,390

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	45	872	—	398	474
	Member Units	(8)	69	(69)	146	4,640	—	333	4,307

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	285	2,814	—	20	2,794
	Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
	Common Stock	(9)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	51	994	1	—	995
	12% Secured Debt	(8)	—	—	27	300	—	—	300
	14% Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	Warrants	(8)	—	(50)	—	240	—	50	190
	Preferred Member Units	(8)	—	(700)	—	4,100	—	700	3,400

Other controlled investments

Access Media Holdings, LLC	5% Current/5% PIK Secured Debt	(5)	—	(1,125)	1,768	19,700	865	1,125	19,440
	Preferred Member Units	(5)	—	(1,280)	—	240	1,191	1,281	150
	Member Units	(5)	—	—	—	—	—	—	—

Ameritech College Operations, LLC	13% Secured Debt	(9)	—	—	96	1,003	—	1,003	—
	13% Secured Debt	(9)	—	—	285	3,025	—	3,025	—
	Preferred Member Units	(9)	(3,321)	—	198	2,291	3,900	6,191	—

ASC Interests, LLC	11% Secured Debt	(8)	—	(8)	164	2,100	8	183	1,925
	Member Units	(8)	—	(860)	—	2,680	—	860	1,820

Bond-Coat, Inc.	12% Secured Debt	(8)	—	(29)	1,085	11,596	29	29	11,596
	Common Stock	(8)	—	1,770	—	6,660	1,770	—	8,430

CBT Nuggets, LLC	Member Units	(9)	—	16,370	5,155	55,480	16,370	—	71,850

Charps, LLC	12% Secured Debt	(5)	—	—	1,794	—	19,017	800	18,217
	Preferred Member Units	(5)	—	—	—	—	400	—	400

Copper Trail Energy Fund I, LP	Member Units	(9)	—	—	—	—	2,500	—	2,500

Datacom, LLC	8% Secured Debt	(8)	—	—	72	900	720	270	1,350
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	(116)	963	11,049	437	116	11,370
	Class A Preferred Member Units	(8)	—	(8)	—	1,368	—	8	1,360
	Class B Preferred Member Units	(8)	—	(1,529)	—	1,529	—	1,529	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	534	5,219	985	526	5,678
	Member Units	(8)	—	680	—	1,150	680	—	1,830

Gulf Manufacturing, LLC	9% PIK Secured Debt	(8)	—	—	51	777	—	777	—
	Member Units	(8)	—	1,910	281	8,770	1,910	—	10,680

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	2	—	80	—	80
	12% Secured Debt	(8)	—	—	1,142	9,911	2,786	—	12,697
	Member Units	(8)	—	649	40	3,124	1,206	—	4,330

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(320)	—	3,120	—	320	2,800

Hawthorne Customs and Dispatch	Member Units	(8)	(159)	309	—	280	309	589	—
Services, LLC	Member Units	(8)	632	(825)	127	2,040	—	2,040	—

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	(6)	—	—	1,095	10,500	13	600	9,913
	Preferred Member Units	(6)	—	—	105	3,940	—	—	3,940

Indianapolis Aviation Partners, LLC	15% Secured Debt	(8)	—	—	292	3,100	—	3,100	—
	Warrants	(8)	2,385	(1,520)	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	(5)	—	—	81	1,250	100	600	750
	12.5% Secured Debt	(5)	—	—	571	5,889	11	—	5,900
	Member Units	(5)	—	837	75	2,780	1,280	—	4,060

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	—	(2,551)	—	9,387	—	9,387	—
	Preferred Member Units	(8)	(101)		—	—	100	100	—

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	9	—	512	—	512
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	767	—	23,293	—	23,293
	Member Units	(9)	—	—	—	—	14,700	—	14,700

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	1,003	13,197	21	524	12,694
	Preferred Member Units	(5)	—	—	105	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	—	621	—	11,433	—	11,433
	Prime Plus 2.00% (Floor 7.00%)	(8)	—	(20)	122	2,713	20	2,733	—
	18% Secured Debt	(8)	—	(30)	327	3,952	31	3,983	—
	Member Units	(8)	—	(90)	264	10,920	—	90	10,830

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	27	200	200	—	400
	14% Secured Debt	(9)	—	(33)	508	4,261	34	90	4,205
	Warrants	(9)	—	(180)	—	680	—	180	500
	Member Units	(9)	—	38	—	2,462	360	322	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	2,003	—	20,411	—	20,411
	Preferred Member Units	(5)	—	—	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	(340)	672	13,080	—	340	12,740

Pegasus Research Group, LLC	Member Units	(8)	—	730	207	8,620	730	—	9,350

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	59	627	59	—	686
	Member Units	(8)	—	(190)	—	4,600	—	190	4,410
	Member Units	(8)	—	—	—	2,510	—	—	2,510

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(11)	557	7,140	11	11	7,140
	Member Units	(7)	—	370	758	9,170	370	—	9,540

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	(220)	(9,919)	—	—	—

Total Control investments			$259	$31,216	$42,720	$594,282	$178,985	$67,313	$715,873

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$80	$—	$670	$80	$—	$750
	Member Units	(8)	—	380	26	2,750	380	—	3,130

Barfly Ventures, LLC	12% Secured Debt	(5)	—	154	734	5,827	2,862	—	8,689
	Options	(5)	—	290	—	490	290	—	780
	Warrants	(5)	—	160	—	280	160	—	440

BBB Tank Services, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	65	797	—	—	797
	15% Secured Debt	(8)	—	—	463	3,991	4	—	3,995
	Member Units	(8)	—	(220)	—	800	—	220	580

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	(6)	—	—	718	—	16,223	—	16,223
	Member Units	(6)	—	—	7	—	2,160	—	2,160

Boss Industries, LLC	Preferred Member Units	(5)	—	786	266	2,800	930	—	3,730

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	939	5,610	200	—	5,810
	Warrants	(6)	—	—	—	3,370	—	—	3,370
	13% Secured Debt	(6)	—	(1)	100	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	(7)	—	(167)	1,420	22,671	40	1,633	21,078
	Preferred Member Units	(7)	—	(728)	177	4,660	177	727	4,110

CAI Software LLC	12% Secured Debt	(6)	—	(6)	326	3,683	6	206	3,483
	Member Units	(6)	—	560	59	2,480	560	—	3,040

CapFusion, LLC	13% Secured Debt	(5)	—	(3,582)	1,401	13,202	138	6,662	6,678
	Warrants	(5)	—	(1,200)	—	1,200	—	1,200	—

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(5)	415	4,500	5	5	4,500
	Class A Units	(8)	—	(590)	63	3,240	—	590	2,650

Condit Exhibits, LLC	Member Units	(9)	—	—	61	1,840	—	—	1,840

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(3)	2	1,518	—	3	1,515
	LP Interests (Fund III)	(8)	—	418	1,144	16,181	2,533	—	18,714

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	(8)	—	(167)	676	21,799	255	22,054	—
	Common Stock	(8)	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	1,502	—	4,925	1,502	—	6,427
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	445	—	1,444	445	—	1,889

Dos Rios Stone Products LLC	Class A Units	(8)	—	(200)	—	2,070	—	200	1,870

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(230)	50	860	—	230	630
East West Copolymer & Rubber, LLC	12% Current/2% PIK Secured Debt	(8)	—	(2,665)	—	8,630	—	8,630	—
	Warrants	(8)	—	—	—	—	—	—	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	71	(48)	90	2,804	352	2,909	247
	LP Interests (EIG Traverse Co-Investment, L.P.)	(8)	—	(100)	1,534	9,905	—	9,905	—

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(101)	306	5,620	—	101	5,519
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(52)	503	4,763	2,796	52	7,507

Gault Financial, LLC (RMB Capital, LLC)	10.5% Current Secured Debt	(7)	—	1,016	976	11,079	1,017	454	11,642
	Warrants	(7)	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	(6)	(6,450)	4,951	685	3,997	5,003	9,000	—
	Common Stock	(6)	(3,974)	1,878	—	2,080	1,878	3,958	—

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	—	1,084	10,594	28	—	10,622
	Preferred Stock	(9)	—	(190)	—	1,140	—	190	950
	Common Stock	(9)	—	(80)	—	80	—	80	—

HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	—	943	—	943
	LP Interests (2717 MH, L.P.)	(8)	—	—	—	—	400	—	400

Hawk Ridge Systems, LLC	10% Secured Debt	(9)	—	—	774	9,901	16	500	9,417
	Preferred Member Units	(9)	—	380	265	2,850	380	—	3,230
	Preferred Member Units	(9)	—	20	6	150	20	—	170

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	80	104	—	3,080	—	3,080
	Member Units	(8)	—	810	4	4,000	1,560	—	5,560

I-45 SLF LLC	Member Units	(8)	—	311	2,148	14,586	2,311	—	16,897

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017 Fair Value
Indianhead Pipeline Services, LLC	12% Secured Debt	(5)	—	—	947	5,079	563	5,642	—
	Preferred Member Units	(5)	—	(338)	514	2,677	514	3,191	—
	Warrants	(5)	134	459	—	—	459	459	—
	Member Units	(5)	272	1	—	—	1	1	—

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	470	—	1,380	470	—	1,850

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	818	—	16,626	—	16,626
	Member Units	(5)	—	—	—	—	3,200	—	3,200

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	(28)	—	424	4,519	424	—	4,943
	10% PIK Secured Debt	(8)	—	—	1	—	47	—	47
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	(8)	(86)	(473)	16	473	—	473	—
	Common Stock	(8)	—	(1,600)	—	1,600	—	1,600	—

PCI Holding Company, Inc.	12% Secured Debt	(9)	—	(102)	1,522	13,000	333	427	12,906
	Preferred Stock	(9)	—	(1,368)	548	5,370	548	1,368	4,550
	Preferred Stock	(9)	—	870	—	—	2,610	—	2,610

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	1,248	13,385	49	501	12,933
	Class C Preferred Stock	(7)	—	—	213	2,738	213	—	2,951

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(4)	507	5,021	3,518	4	8,535
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	—	33	824	3	690	137
	15% PIK Unsecured Debt	(6)	—	—	94	745	88	—	833
	Preferred Stock	(6)	—	(632)	1,302	6,410	1,302	632	7,080
	Preferred Stock	(6)	—	(5)	207	—	2,725	5	2,720
	Common Stock	(6)	—	(690)	—	3,010	—	690	2,320

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	80	—	720	80	—	800
	Member Units	(8)	—	620	—	610	620	—	1,230

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	(8)	—	—	1,306	12,844	25	1,110	11,759
	Preferred Member Units	(8)	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,015	15,298	517	766	15,049
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(337)	—	2,576	—	336	2,240

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			122	—	220	9,919	—	—	—

Total Affiliate investments			$12,920	$(18,012)	$29,601	$375,948	$83,670	$111,468	$338,231

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2017 for control investments located in this region was $184,746. This represented 13.9% of net assets as of September 30, 2017. The fair value as of September 30, 2017 for affiliate investments located in this region was $53,169. This represented 4.0% of net assets as of September 30, 2017.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2017 for control investments located in this region was $28,211. This represented 2.1% of net assets as of September 30, 2017. The fair value as of September 30, 2017 for affiliate investments located in this region was $57,711. This represented 4.3% of net assets as of September 30, 2017.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2017 for control investments located in this region was $33,477. This represented 2.5% of net assets as of September 30, 2017. The fair value as of September 30, 2017 for affiliate investments located in this region was $53,344. This represented 4.0% of net assets as of September 30, 2017.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2017 for control investments located in this region was $291,368. This represented 21.9% of net assets as of September 30, 2017. The fair value as of September 30, 2017 for affiliate investments located in this region was $127,712. This represented 9.6% of net assets as of September 30, 2017.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2017 for control investments located in this region was $178,071. This represented 13.4% of net assets as of September 30, 2017. The fair value as of September 30, 2017 for affiliate investments located in this region was $46,295. This represented 3.5% of net assets as of September 30, 2017.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	58	54
Fair value	$1,149.0	$607.7	$490.8
Cost	$965.4	$613.4	$517.3
% of portfolio at cost—debt	69.2%	96.1%	92.9%
% of portfolio at cost—equity	30.8%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	98.5%	89.0%	92.7%
Weighted-average annual effective yield(b)	12.2%	9.4%	10.1%
Average EBITDA(c)	$4.6	$89.7	$46.2

(a)
At September 30, 2018, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 39%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of September 30, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $109.2 million in fair value and approximately $115.7 million in cost basis and which comprised approximately 4.5% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $70.1 million, which comprised approximately 2.9% of our Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For each of the three months ended September 30, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% on an annualized basis. For the nine months ended September 30, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.6%, respectively, on an annualized basis and 1.6% for the year ended December 31, 2017.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive a limited amount of the historical incentive fees otherwise earned. During the three months ended September 30, 2018 and 2017, the External Investment Manager earned $3.0 million and $2.8 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2018 and 2017, the External Investment Manager earned $8.7 million and $8.1 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017, and financial position as of September 30, 2018 and December 31, 2017, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both September 30, 2018 and December 31, 2017, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2018 and December 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2018 and 2017, (i) approximately 1.4% and 1.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2018 and 2017, (i) approximately 1.0% and 2.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $1.6 million and $1.7 million, respectively. Our total expenses for the nine months ended September 30, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $5.3 million and $4.8 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended September 30, 2018 and 2017, the total contribution to our net investment income was $2.7 million and $2.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the total contribution to our net investment income was $8.0 million and $6.9 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2018 and December 31, 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2018	December 31, 2017
First lien debt	77.7%	79.0%
Equity	16.4%	15.3%
Second lien debt	4.8%	4.5%
Equity warrants	0.7%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

Fair Value:	September 30, 2018	December 31, 2017
First lien debt	69.9%	70.5%
Equity	24.8%	24.4%
Second lien debt	4.4%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

        As of September 30, 2018, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.5% of its cost. As of December 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$58,263	$51,786	$6,477	13%
Total expenses	(20,188)	(17,757)	(2,431)	14%

Net investment income	38,075	34,029	4,046	12%
Net realized gain (loss) from investments	9,238	(10,706)	19,944
Net unrealized appreciation (depreciation) from:
Portfolio investments	25,261	16,368	8,893
SBIC debentures	(53)	(221)	168

Total net unrealized appreciation	25,208	16,147	9,061
Income tax provision	(3,781)	(4,571)	790

Net increase in net assets resulting from operations	$68,740	$34,899	$33,841	97%

	Three Months Ended September 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$38,075	$34,029	$4,046	12%
Share-based compensation expense	2,147	2,476	(329)	–13%

Distributable net investment income(a)	$40,222	$36,505	$3,717	10%

Net investment income per share—Basic and diluted	$0.63	$0.60	$0.03	5%

Distributable net investment income per share—Basic and diluted(a)	$0.66	$0.64	$0.02	3%

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

  Investment Income

        For the three months ended September 30, 2018, total investment income was $58.3 million, a 13% increase over the $51.8 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to (i) a $6.5 million increase in interest income primarily related to (a) an increase in the average effective yields and higher average levels of portfolio debt investments and (b) increased activities involving existing Investment Portfolio debt investments and (ii) a $1.5 million increase in fee income, with these increases partially offset by a $1.6 million decrease in dividend income from Investment Portfolio equity investments. The $6.5 million increase in total investment income in the three months ended September 30, 2018 includes an increase of $2.0 million primarily related to higher accelerated prepayment, repricing and other activity for certain Private Loan Investment Portfolio debt investments, partially offset by a decrease of $1.7 million in dividend income that is considered less consistent on a recurring basis or non-recurring, when compared to the same period in the prior year.

  Expenses

        For the three months ended September 30, 2018, total expenses increased to $20.2 million from $17.8 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $1.5 million increase in interest expense, primarily due to a $2.2 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017 and a $0.5 million increase from the SBIC debentures due to the higher average balance outstanding, with these increases partially offset by a decrease of $1.5 million resulting from the redemption of the 6.125% Notes effective April 1, 2018 (as discussed further below in "Liquidity and Capital Resources—Capital Resources") and (ii) a $1.0 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by a $0.3 million decrease in share-based compensation expense. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for each of the three months ended September 30, 2018 and 2017 was 1.5% on an annualized basis and 1.6% for the year ended December 31, 2017.

  Net Investment Income

        Net investment income for the three months ended September 30, 2018 was $38.1 million, or a 12% increase, compared to net investment income of $34.0 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        For the three months ended September 30, 2018, distributable net investment income increased 10% to $40.2 million, or $0.66 per share, compared with $36.5 million, or $0.64 per share, in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2018 reflects (i) an increase of approximately $0.03 per share from the comparable period in 2017 related to the higher levels of accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments, offset by a decrease of approximately $0.03 per share in dividend income that is considered less consistent on a recurring basis or non-recurring and (ii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the three months ended September 30, 2018 was $68.7 million, or $1.13 per share, compared with $34.9 million, or $0.61 per share, during the three months ended September 30, 2017. This $33.8 million improvement from the prior year was primarily the result of (i) a $19.9 million improvement in the net realized gain (loss)

from investments to a net realized gain of $9.2 million for the three months ended September 30, 2018, (ii) a $9.1 million increase in net unrealized appreciation from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), (iii) a $4.0 million increase in net investment income as discussed above and (iv) a $0.8 million decrease in the income tax provision. The net realized gain from investments of $9.2 million for the three months ended September 30, 2018 was primarily the result of (i) the net realized gain of $17.3 million resulting primarily from gains on the exits of three LMM investments and other activity in the LMM portfolio, (ii) the realized gains of $2.7 million due to activity in our Other Portfolio and (iii) the realized gain of $1.4 million on other activity in the Private Loan portfolio, partially offset by the realized loss of $12.3 million on the restructure of one Middle Market investment.

        The following table provides a summary of the total net unrealized appreciation of $25.2 million for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(16.5)	$10.1	$(2.1)	$(2.2)		$(10.7)
Net unrealized appreciation relating to portfolio investments	26.3	0.8	0.1	8.8	(b)	36.0

Total net unrealized appreciation (depreciation) relating to portfolio investments	$9.8	$10.9	$(2.0)	$6.6		$25.3

Unrealized depreciation relating to SBIC debentures(c)						(0.1)

Total net unrealized appreciation						$25.2

(a)
LMM includes unrealized appreciation on 30 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.

(b)
Other includes $7.5 million of unrealized appreciation relating to the External Investment Manager and $1.3 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended September 30, 2018 of $3.8 million principally consisted of a deferred tax provision of $3.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.8 million related to (i) a $0.5 million accrual for excise tax on our estimated undistributed taxable income and (ii) other current tax expense of $0.3 million related to accruals for current U.S. federal and state income taxes.

  Comparison of the nine months ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$174,075	$149,944	$24,131	16%
Total expenses	(59,514)	(52,056)	(7,458)	14%

Net investment income	114,561	97,888	16,673	17%
Net realized gain from investments	2,754	27,842	(25,088)
Net realized loss on extinguishment of debt	(2,896)	(5,217)	2,321
Net unrealized appreciation (depreciation) from:
Portfolio investments	47,090	(4,358)	51,448
SBIC debentures	1,296	5,408	(4,112)

Total net unrealized appreciation	48,386	1,050	47,336
Income tax provision	(4,097)	(12,383)	8,286

Net increase in net assets resulting from operations	$158,708	$109,180	$49,528	45%

	Nine Months Ended September 30,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$114,561	$97,888	$16,673	17%
Share-based compensation expense	6,883	7,542	(659)	(9)%

Distributable net investment income(a)	$121,444	$105,430	$16,014	15%

Net investment income per share—Basic and diluted	$1.91	$1.74	$0.17	10%

Distributable net investment income per share—Basic and diluted(a)	$2.03	$1.88	$0.15	8%

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

  Investment Income

        For the nine months ended September 30, 2018, total investment income was $174.1 million, a 16% increase over the $149.9 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to (i) a $12.9 million net increase in interest income primarily related to an increase in the average effective yields and higher average levels of Investment Portfolio debt investments, partially offset by a decrease in interest income associated with prepayment, repricing and other activities involving existing Investment Portfolio debt investments,

(ii) a $10.8 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.4 million increase in fee income. The $24.1 million increase in total investment income in the nine months ended September 30, 2018 includes $6.3 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring, partially offset by a decrease of $0.9 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments when compared to the same period in the prior year.

  Expenses

        For the nine months ended September 30, 2018, total expenses increased to $59.5 million from $52.1 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $5.2 million increase in interest expense, primarily due to (a) a $6.7 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017 and (b) a $1.6 million increase from the SBIC debentures due to the higher average balance outstanding, with these increases partially offset by (a) a $2.9 million decrease from the redemption of the 6.125% Notes effective April 1, 2018 and (b) a $0.2 million decrease related to the Credit Facility due primarily to the lower average balance outstanding and (ii) a $3.2 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by (i) a $0.7 million decrease in share-based compensation expense and (ii) a $0.5 million increase in the expenses allocated to the External Investment Manager as a result of elevated non-recurring strategic activities at the External Investment Manager during the nine months ended September 30, 2018. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for the nine months ended September 30, 2018 was 1.5% on an annualized basis compared to 1.6% for each of the nine months ended September 30, 2017 and the year ended December 31, 2017.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2018 was $114.6 million, or a 17% increase, compared to net investment income of $97.9 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        For the nine months ended September 30, 2018, distributable net investment income increased 15% to $121.4 million, or $2.03 per share, compared with $105.4 million, or $1.88 per share, in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2018 reflects (i) an increase of approximately $0.08 per share from the comparable period in 2017 attributable to the net effect of the elevated dividend income activity and decrease in the comparable levels of accelerated prepayment, repricing and other activity discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations during the nine months ended September 30, 2018 was $158.7 million, or $2.65 per share, compared with $109.2 million, or $1.94 per share, during the nine months ended September 30, 2017. This $49.5 million improvement from the prior year was primarily the result of (i) a $47.3 million increase in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $16.7 million increase in net investment income as discussed above, (iii) a $8.3 million decrease in the income tax provision and (iv) a $2.3 million improvement in the net realized loss on extinguishment of debt, with these increases partially offset by a $25.1 million decrease in the net realized gain (loss) from investments to a total net realized gain from investments of $2.8 million for the nine months ended September 30, 2018. The net realized gain from investments of $2.8 million for the nine months ended September 30, 2018 was primarily the result of (i) the net realized gain of $16.0 million resulting from the net effect of gains on the exits of six LMM investments, partially offset by losses on the exits of two LMM investments and other activity in the LMM portfolio, (ii) the realized gains of $5.9 million due to activity in our Other Portfolio, and (iii) the realized gains of $2.8 million in our Private Loan portfolio which is primarily the result of (a) the realized gain of $1.4 million on the exit of one Private Loan investment and (b) the realized gain of $1.4 million on other activity in the Private Loan portfolio, with the effect of these net realized gains partially offset by (i) the net realized loss of $22.0 million in our Middle Market portfolio, which is primarily the result of (a) the realized losses of $17.6 million on the restructures of two Middle Market investments and (b) the realized losses of $4.4 million on the exits of two Middle Market investments.

        The following table provides a summary of the total net unrealized appreciation of $48.4 million for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(25.0)	$18.9	$(4.2)	$(2.7)		$(13.0)
Net unrealized appreciation (depreciation) relating to portfolio investments	36.4	(3.9)	(1.7)	29.3	(b)	60.1

Total net unrealized appreciation (depreciation) relating to portfolio investments	$11.4	$15.0	$(5.9)	$26.6		$47.1

Unrealized appreciation relating to SBIC debentures (c)						1.3

Total net unrealized appreciation						$48.4

(a)
LMM includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 20 LMM portfolio investments.

(b)
Other includes $28.4 million of unrealized appreciation relating to the External Investment Manager and $0.9 million of net unrealized appreciation relating to the Other Portfolio.

(c)
Primarily relates to unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis and includes $1.4 million of accounting reversals of previously recognized unrealized depreciation recorded since the date of acquisition of MSC II on the debentures repaid due to fair value adjustments since such date.

        The income tax provision for the nine months ended September 30, 2018 of $4.1 million principally consisted of a deferred tax provision of $3.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.8 million related to a $1.0 million accrual for excise tax on our estimated undistributed taxable income, partially offset by other current tax benefit of $0.2 million related to accruals for current U.S. federal and state income taxes.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of approximately $1.2 million, which is the net result of approximately $103.4 million of cash used in our operating activities and approximately $102.2 million of cash provided by our financing activities.

        The $103.4 million of cash used in our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $109.1 million, which is our $121.4 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $11.3 million, payment-in-kind interest income of $1.8 million, cumulative dividends of $1.7 million and the amortization expense for deferred financing costs of $2.5 million, (ii) cash uses totaling $766.5 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2017, and (iii) cash proceeds totaling $553.9 million which resulted from (a) $551.7 million related to the sales and repayments of debt investments and sales of and return on capital of equity investments, (b) $1.8 million related to decreases in other assets and (c) $0.4 million related to increases in payables and accruals.

        The $102.2 million of cash provided by our financing activities principally consisted of (i) $72.3 million in net cash proceeds from the ATM Program (described below), (ii) $186.0 million in net cash proceeds from the Credit Facility and (iii) $54.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $90.7 million for repurchase of the 6.125% Notes, (ii) $108.7 million in cash dividends paid to stockholders, (iii) $4.1 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, (iv) $4.0 million in repayment of SBIC debentures and (v) $2.8 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

        As of September 30, 2018, we had $50.3 million in cash and cash equivalents and $430.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2018, our net asset value totaled $1,505.4 million, or $24.69 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, was amended and restated during June 2018 and further amended in July 2018 to provide for an increase in total commitments from $585.0 million to $680.0 million and to increase the diversified group of lenders to seventeen lenders, eliminate interest rate adjustments subject to our maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.3% as of September 30, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.25% as of September 30, 2018) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2018, we had $250.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.0% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. During the nine months ended September 30, 2018, we issued $54.0 million of SBIC debentures and opportunistically prepaid $4.0 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of September 30, 2018, through our three wholly owned SBICs, we had $345.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.7%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.9 years as of September 30, 2018.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2015. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% Notes (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year, beginning June 1, 2018. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2018, we sold 1,901,630 shares of our common stock at a weighted-average price of $38.48 per share and raised $73.2 million of gross proceeds under the ATM Program. Net proceeds were $72.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2018, there were 3,152,858 shares available for sale under the ATM Program.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of our income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, our timing of income recognition remains the same and the adoption of the standard was not material.

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the most significant change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note M—Commitments and Contingences" in the notes to the consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this accounting standard on our consolidated financial statements was not material.

        In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this accounting standard will have on our consolidated financial statements and related disclosures.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2018, we had a total of $107.2 million in outstanding commitments comprised of (i) 33 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2018, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
SBIC debentures	$—	$16,000	$55,000	$40,000	$5,000	$229,800	$345,800
Interest due on SBIC debentures	—	12,738	11,819	9,260	8,248	31,186	73,251
4.50% Notes due 2019	—	175,000	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	3,938	7,875	—	—	—	—	11,813
4.50% Notes due 2022	—	—	—	—	185,000	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	8,325	8,325	—	37,463
Operating Lease Obligation(1)	184	749	763	777	791	4,239	7,503

Total	$8,285	$220,687	$75,907	$58,362	$207,364	$265,225	$835,830

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

        As of September 30, 2018, we had $250.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2018, we had a receivable of approximately $3.0 million due from the External Investment Manager which included approximately $1.9 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2018, $5.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2018 represented 116,989 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        In October 2018, we declared a semi-annual supplemental cash dividend of $0.275 per share payable in December 2018. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2018 of $0.195 per share for each of October, November and December 2018.

        During October 2018, we declared regular monthly dividends of $0.195 per share for each month of January, February and March of 2019. These regular monthly dividends equal a total of $0.585 per share for the first quarter of 2019 and represent a 2.6% increase from the regular monthly dividends declared for the first quarter of 2018. Including the regular monthly dividends declared for the fourth quarter of 2018 and the first quarter of 2019, we will have paid $24.820 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2018, approximately 72% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our

Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019 and 4.50% Notes due 2022, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2018, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2018.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(6,301)	$1,250	$(5,051)	$(0.08)
(25)	(3,172)	625	(2,547)	(0.04)
25	3,185	(625)	2,560	0.04
50	6,370	(1,250)	5,120	0.08
100	12,740	(2,500)	10,240	0.17
200	25,480	(5,000)	20,480	0.34
300	38,220	(7,500)	30,720	0.50
400	50,960	(10,000)	40,960	0.67

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chairman and Chief Executive Officer, our President, our Chief Financial Officer, our Chief Compliance Officer and our Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2018, we issued 84,699 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2018 under the dividend reinvestment plan was approximately $3.3 million.

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

Main Street Capital Corporation
Date: November 2, 2018	/s/ VINCENT D. FOSTER Vincent D. Foster Chairman and Chief Executive Officer (principal executive officer)
Date: November 2, 2018	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: November 2, 2018	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)