Form 10-K
period 2018-12-31
Main Street Capital CORP
filed 2019-03-01
CIK 1396440

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2018, was approximately $2,178.0 million based upon the last sale price for the registrant's common stock on that date.

        The number of outstanding common shares of the registrant as of February 28, 2019 was 61,847,438.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrants' definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

       The following diagram depicts our organizational structure:

*
Other Holding Companies includes the Taxable Subsidiaries and other entities formed for operational purposes. Each of these companies is directly or indirectly wholly owned by MSCC.

**
The External Investment Manager is accounted for as a portfolio investment at fair value, as opposed to a consolidated subsidiary, and is indirectly wholly owned by MSCC.

CORPORATE INFORMATION

       Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC's Web site at www.sec.gov.

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

RECENT DEVELOPMENTS

       In January 2019, we led a new portfolio investment to facilitate the minority recapitalization of Centre Technologies, Inc. ("Centre"), a premier provider of IT hardware, software and service solutions. We, along with our co-investors, partnered with Centre's founder and Chief Executive Officer and management team to facilitate the transaction, with us funding $18.1 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Houston, Texas, and founded in 2006, Centre has established itself as a mission critical IT solutions provider offering a full suite of solutions including managed and hosted services, value-added sourcing and integration, and project services.

       In January 2019, we led a new portfolio investment to facilitate the management buyout of CompareNetworks Inc. ("CompareNetworks"), a leading provider of media, marketing and technology solutions that drive revenue for life science and healthcare product manufacturers. We, along with our co-investors, partnered with CompareNetworks' founders and management team to facilitate the transaction, with us funding $10.7 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in South San Francisco, California, and founded in 2000, CompareNetworks provides life scientists, researchers, lab-based professionals, pharmaceutical professionals and healthcare professionals with digital tools and information resources to research, identify and determine which products and technologies to use.

       In January 2019, we fully exited our equity investment in Boss Industries, LLC ("Boss"). Boss markets, designs and manufacturers vehicle-mounted, and portable air compressor and generator systems utilized in municipal and utility services, energy product and industrial services. We realized a gain of approximately $4.0 million on the exit of our equity investment in Boss.

       During February 2019, we declared regular monthly dividends of $0.200 per share for each month of April, May and June 2019. These regular monthly dividends equal a total of $0.600 per share for the second quarter of 2019 and represent a 5.3% increase from the dividends declared for the second quarter of 2018. Including the dividends declared for the second quarter of 2019, we will have paid $25.420 per share in cumulative dividends since our October 2007 initial public offering.

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

    •
    Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include seven certified public accountants and three Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

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

    •
    Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor's Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2014 and 2017.

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

       Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies. Interest rate terms can include either fixed or floating rate terms.

       While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We anticipate that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high interest rates payable currently in cash that will provide us with significant interest income plus the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target interest rates of 12% to 14%, payable currently in cash for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.

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

INVESTMENT PROCESS

       Our management team's investment committee is responsible for all aspects of our LMM investment process. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer and Senior Managing Director, David Magdol, our President, Chief Investment Officer and Senior Managing Director, Vincent D. Foster, our Executive Chairman, and Curtis L. Hartman, our Vice-Chairman, Chief Credit Officer and Senior Managing Director.

       Our management team's credit committee is responsible for all aspects of our Middle Market portfolio investment process. The current members of our credit committee are Messrs. Hyzak, Foster, Hartman and Nicholas T. Meserve, Managing Director of our Middle Market investment team.

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

  Deal Generation/Origination

       Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on LMM and Middle Market companies, and we have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

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

       If any adjustments to the transaction terms or structures are proposed by the investment committee or credit committee, as applicable, such changes are made and applicable analyses are updated prior to approval of the transaction. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee or credit committee, as applicable, with the committee member managing the transaction, if any, abstaining from the vote. Upon receipt of transaction approval, the investment team will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

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

DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

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

       We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

EMPLOYEES

       As of December 31, 2018, we had 66 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

  Senior Securities

       Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors — Risks Relating to Our Business and Structure," including, without limitation, "— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us."

       We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $345.8 million of outstanding debt as of December 31, 2018, issued pursuant to the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2018 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

       The Funds are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to the Funds' assets over our securities holders in the event the Funds are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the Funds upon an event of default.

       We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. See "Risk Factors — Risks Relating to Our Business and Structure — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us."

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

       The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2018, we, through the Funds, had $345.8 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 3.7%.

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

       We are subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax on the excess of 98% of our annual investment company taxable income and 98.2% of our capital gain net income over our distributions for the year.

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

       The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes and is an indirect wholly owned subsidiary of MSCC, owned through a Taxable Subsidiary. The External Investment Manager is owned by a Taxable Subsidiary in order to comply with the 90% Income Test, since the External Investment Manager's income would likely not consist of income derived from securities, such as dividends and interest, and as result, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. As a result of its ownership by a Taxable Subsidiary, the External Investment Manager is a disregarded entity for tax purposes. The External Investment Manager has also entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC's consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager's separate financial statements.

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

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury ("Treasury") regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

       Although we have been able to secure access to additional liquidity, including through our multi-year revolving credit facility (the "Credit Facility"), public debt issuances, leverage available through the SBIC program and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2018 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011.

  Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

       The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom's decision to leave the European Union (the so called "Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and our audit committee with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, which are reviewed by our audit committee with the oversight, review and approval of our Board of Directors. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

       The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling our securities during a period in which the net asset value understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

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

       We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Vincent D. Foster, Curtis L. Hartman, K. Colton Braud, III, Nicholas T. Meserve, Samuel A. Cashiola and Watt R. Matthews, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into a non-compete agreement with Mr. Foster and non-compete arrangements with all of our executive officers and other key employees in connection with their restricted stock grants, we have no guarantee that he or any other employees will remain employed with us. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

  Our executive officers and employees, through the External Investment Manager, may manage other investment funds, including HMS Income, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

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

  We, through the External Investment Manager, derive revenues from managing third party funds pursuant to management agreements that may be terminated pursuant to the terms of such agreements or requirements under the 1940 Act.

       The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed, including HMS Income. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the management agreement in certain circumstances. With respect to funds that are not exempt from regulation under the 1940 Act, the fund's investment management agreement must be approved annually by (a) such fund's board of directors or by the vote of a majority of such fund's stockholders and (b) the majority of the independent members of such fund's board of directors and, in certain cases, by its stockholders, as required by law. The funds' investment management agreements can also be terminated by the majority of such fund's stockholders. Termination of any such management agreements would reduce the fees we earn from the relevant funds through the External Investment Manager, which could have a material adverse effect on our results of operations. Currently, HMS Income, an investment company that has elected to be regulated as a business development company under the 1940 Act, is subject to these provisions of the 1940 Act.

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

       Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

         Senior Securities.    We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

      •
      Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our asset coverage test under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

         Additional Common Stock.    The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2018 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

       Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources" for a discussion regarding our outstanding indebtedness. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

       As of December 31, 2018, we, through the Funds, had $345.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 3.7%. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 5.6 years as of December 31, 2018, and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2018, we had $301.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.5% as of December 31, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of December 31, 2018) plus 0.875%), as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

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

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

       In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022," together with the 4.50% Notes due 2019, the "Notes") at an issue price of 99.16%. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(20.2)%	(11.5)%	(2.9)%	5.8%	14.4%

(1)
Assumes $2,553.4 million in total assets, $1,006.8 million in debt outstanding, $1,476.0 million in net assets, and a weighted-average interest rate of 4.2%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total assets of at least 1.7%.

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

  Recent legislation may allow us to incur additional leverage.

       The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a "required majority" (as defined in Section 57(o) of the 1940 Act) of the members of our board of directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). See "Risk Factors — Risks Relating to Our Business and Structure — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us" for a discussion of the risks associated with leverage.

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

       On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As such, the potential effect of any such event on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

       Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in privately held companies, and therefore illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2018, (i) approximately 1.0% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 0.5% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.0% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 2.5% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       In order to satisfy the requirements applicable to a RIC and to minimize corporate-level U.S. federal taxes, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and net capital gain income. We may carry forward excess undistributed taxable income into the next year, net of the 4% U.S. federal excise tax. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. This requirement limits the amount that we may borrow and may prohibit us from making distributions. Because we will continue to need capital to grow our Investment Portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

       The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2018 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

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

       On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the "Tax Cuts and Jobs Act") and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. Treasury and the Internal Revenue Service continue to release guidance in the form of regulations providing rules for implementation and interpretation of the Tax Cuts and Jobs Act provisions. Uncertainty remains regarding significant provisions of the Tax Cuts and Jobs Act while some of the Treasury regulations and guidance remain in proposed form. Accordingly, we cannot predict any additional future impact the enactment of such legislation will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

       Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:

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

    •
    for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

    •
    original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

    •
    original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

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

       We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See "Risk Factors — Risks Relating to Our Business and Structure — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code."

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

       Some of our debt investments will bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of the investment. The value of our investments could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

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

       We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we may invest the capital primarily in marketable securities and idle funds investments, which generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments and may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. Most of the debt investments that meet our investment criteria are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality, which is often referred to as "junk," is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in new securities meeting our investment objective, the market price for our securities may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

  Investing in our securities may involve a high degree of risk.

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

    •
    departure of our key personnel;

    •
    proposed, or completed, offerings of our securities, including classes other than our common stock;

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

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2018, we had $301.0 million outstanding under the Credit Facility out of $705.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2018, the Funds had collectively issued $345.8 million of the current regulatory maximum of $350.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

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

       The indentures under which the Notes were issued offer limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries' ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries' ability to:

    •
    issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect, in each case, to any exemptive relief granted to us by the SEC (currently, this provision generally prohibits us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowings);

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

       The Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Notes being redeemed.

  We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.

       We may not be able to repurchase the Notes upon certain change in control events described in the indentures under which the Notes were issued (each, a "Change of Control Repurchase Event") because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the Notes to require the mandatory purchase of the Notes would constitute an event of default under our Credit Facility entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indentures governing the Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

  If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

       As of December 31, 2018, we had approximately $1,006.8 million of principal indebtedness, including $301.0 million outstanding under the Credit Facility, $345.8 million outstanding from SBA-guaranteed debentures, $175.0 million of the 4.50% Notes due 2019 and $185.0 million of the 4.50% Notes due 2022 outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

  We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

       The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a "senior security" for purposes of the asset coverage test.

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

       On February 27, 2019, there were approximately 346 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name."

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

       We currently pay regular monthly dividends and semiannual supplemental dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis. Our semiannual supplemental dividends, if any, will also be determined by our Board of Directors on a periodic basis. During 2018, we paid supplemental dividends of $0.275 per share in each of June and December 2018, regular monthly dividends of $0.190 per share for each month of January through September 2018, regular monthly dividends of $0.195 per share for each month of October through December 2018, with such dividends totaling $2.845 per share. The 2018 regular monthly dividends of $2.295 per share, represent a 2.7% increase from the regular monthly dividends paid per share for the year ended 2017. For tax purposes, the 2018 dividends, which included the effects of dividends on an accrual basis, total $2.85 per share and were comprised of (i) ordinary income totaling approximately $2.270 per share, (ii) long term capital gain totaling approximately $0.375 per share, and (iii) qualified dividend income totaling approximately $0.205 per share. As we have previously discussed, it is our current intention to fully absorb our semi-annual supplemental dividends into our regular monthly dividends, and in the process maintain and grow our total combined dividends, by gradually reducing our semi-annual supplemental dividends while increasing our regular monthly dividends over multiple years beginning in 2019.

       In accordance with the IRC sections 871(k) and 881(e), the following percentages represent the portion of our dividends that constitute interest related dividends and short-term capital gains dividends for non-U.S. residents and foreign corporations. Including the long-term capital gains discussed above, the following percentages represent the total dividends which are exempt from U.S. withholding tax.

Payment Dates	Interest-Related Dividends and Short-Term Capital Gain Dividend	Distributions Exempt from U.S. Withholding Tax(1)
2/15/2018	78.48%	78.73%
From 3/15/2018 to 6/26/2018	61.51%	61.51%
7/16/2018	0.00%	100.00%
8/15/2018	0.00%	97.20%
9/14/2018	16.04%	16.04%
From 10/15/2018 to 1/15/2019	55.00%	55.00%

(1)
The percentage for each period represents the portion of the taxable ordinary income dividends eligible for exemption from United States withholding tax for non-U.S. residents and foreign corporations.

       To the extent non-U.S. resident taxes were withheld on ordinary dividends distributed, this information may be considered in connection with any claims for refund of such taxes to be filed by the non-U.S. resident stockholder with the Internal Revenue Service.

       To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax. Dividends declared and paid by us in a year will generally differ from taxable income for that year, as such dividends may include the distribution of current year taxable income, less amounts carried over into the following year, and the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax on the excess of 98% of our annual investment company taxable income and 98.2% of our capital gain net income over our distributions for the year. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they had received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, our stockholders also would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable shares of the tax we paid on the capital gains deemed distributed to them. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

       We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC's common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Our DRIP is administered by its transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar dividend reinvestment plan for their clients.

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2018, we issued a total of 394,403 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2018 was approximately $14.9 million.

PURCHASES OF EQUITY SECURITIES

       None.

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2018 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

 COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index, and the Main Street Peer Group(2)
(For the Period October 5, 2007 to December 31, 2018)

TOTAL RETURN PERFORMANCE SINCE IPO

(1)
Total return includes reinvestment of dividends through December 31, 2018.

(2)
The Main Street Peer Group is composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Blackrock TCP Capital Corp., Capitala Finance Corp., Fidus Investment Corporation, FS KKR Capital Corp., Gladstone Investment Corporation, Goldman Sachs BDC, Inc., Golub Capital BDC, Inc., Hercules Capital, Inc., Medley Capital Corporation, Monroe Capital Corporation, New Mountain Finance Corporation, Newtek Business Services Corp., Oaktree Specialty Lending Corporation, Oaktree Strategic Income Corporation, PennantPark Floating Rate Capital Ltd., PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd., Solar Senior Capital Ltd., THL Credit, Inc., TPG Specialty Lending, Inc. and TriplePoint Venture Growth BDC Corp.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$233,355	$205,741	$178,165	$163,603	$139,939
Interest from idle funds and other	—	—	174	986	824

Total investment income	233,355	205,741	178,339	164,589	140,763

Expenses:
Interest	(43,493)	(36,479)	(33,630)	(32,115)	(23,589)
Compensation	(18,966)	(18,560)	(16,408)	(14,852)	(12,337)
General and administrative	(11,868)	(11,674)	(9,284)	(8,621)	(7,134)
Share-based compensation	(9,151)	(10,027)	(8,304)	(6,262)	(4,215)
Expenses allocated to the External Investment Manager	6,768	6,370	5,089	4,335	2,048

Total expenses	(76,710)	(70,370)	(62,537)	(57,515)	(45,227)

Net investment income	156,645	135,371	115,802	107,074	95,536
Total net realized gain (loss) from investments	1,341	16,182	29,389	(21,316)	23,206
Realized loss on extinguishment of debt	(2,896)	(5,217)	—	—	—
Total net unrealized appreciation (depreciation) from investments	17,981	42,545	(6,576)	10,871	(776)
Total net unrealized appreciation (depreciation) from SBIC debentures	1,294	6,212	(943)	(879)	(10,931)
Income tax benefit (provision)	(6,152)	(24,471)	1,227	8,687	(6,287)

Net increase in net assets resulting from operations attributable to common stock	$168,213	$170,622	$138,899	$104,437	$100,748

Net investment income per share — basic and diluted	$2.60	$2.39	$2.23	$2.18	$2.20
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.80	$3.01	$2.67	$2.13	$2.31
Weighted-average shares outstanding — basic and diluted	60,176,843	56,691,913	52,025,002	49,071,492	43,522,397

	As of December 31,
	2018	2017	2016	2015	2014
		(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$2,453,909	$2,171,305	$1,996,906	$1,799,996	$1,563,330
Marketable securities and idle funds investments	—	—	—	3,693	9,067
Cash and cash equivalents	54,181	51,528	24,480	20,331	60,432
Interest receivable and other assets	40,875	38,725	37,123	37,638	46,406
Deferred financing costs, net of accumulated amortization	4,461	3,837	12,645	13,267	14,550
Deferred tax asset, net	—	—	9,125	4,003	—

Total assets	$2,553,426	$2,265,395	$2,080,279	$1,878,928	$1,693,785

Liabilities and net assets:
Credit facility	$301,000	$64,000	$343,000	$291,000	$218,000
SBIC debentures at fair value(1)	338,186	288,483	239,603	223,660	222,781
4.50% Notes due 2022	182,622	182,015	—	—	—
4.50% Notes due 2019	174,338	173,616	175,000	175,000	175,000
6.125% Notes	—	89,057	90,655	90,738	90,823
Accounts payable and other liabilities	17,962	20,168	14,205	12,292	10,701
Payable for securities purchased	28,254	40,716	2,184	2,311	14,773
Interest payable	6,041	5,273	4,103	3,959	4,848
Dividend payable	11,948	11,146	10,048	9,074	7,663
Deferred tax liability, net	17,026	10,553	—	—	9,214

Total liabilities	1,077,377	885,027	878,798	808,034	753,803
Total net asset value	1,476,049	1,380,368	1,201,481	1,070,894	939,982

Total liabilities and net assets	$2,553,426	$2,265,395	$2,080,279	$1,878,928	$1,693,785

Other data:
Weighted-average effective yield on LMM debt investments(2),(3)	12.3%	12.0%	12.5%	12.2%	13.2%
Number of LMM portfolio companies	69	70	73	71	66
Weighted-average effective yield on Middle Market debt investments(2),(3)	9.6%	9.0%	8.5%	8.0%	7.8%
Number of Middle Market portfolio companies	56	62	78	86	86
Weighted-average effective yield on Private Loan debt investments(2),(3)	10.4%	9.2%	9.6%	9.5%	10.1%
Number of Private Loan portfolio companies	59	54	46	40	31
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.7%	7.4%	5.5%	4.6%	5.8%
Operating expenses	5.3%	5.5%	5.6%	5.5%	5.1%
Operating expenses, excluding interest expense	2.3%	2.6%	2.6%	2.4%	2.4%
Total investment return(4)	–8.3%	16.0%	37.4%	8.5%	–3.1%
Total return based on change in NAV(5)	12.2%	14.2%	13.0%	11.1%	12.7%

(1)
SBIC debentures for December 31, 2018, 2017, 2016, 2015 and 2014 are $345,800, $295,800, $240,000, $225,000 and $225,000 at par, respectively.

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

(3)
Including investments on non-accrual status, the weighted-average effective yield for LMM, Middle Market, and Private Loan debt investments was 11.3%, 9.5%, and 9.8%, respectively, as of December 31, 2018.

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

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	56	59
Fair value	$1,195.0	$576.9	$507.9
Cost	$990.9	$608.8	$553.3
% of portfolio at cost — debt	68.7%	96.3%	93.0%
% of portfolio at cost — equity	31.3%	3.7%	7.0%
% of debt investments at cost secured by first priority lien	98.5%	87.9%	92.0%
Weighted-average annual effective yield(b)	12.3%	9.6%	10.4%
Average EBITDA(c)	$4.7	$99.1	$46.1

(a)
At December 31, 2018, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)
The weighted average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

       As of December 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio (as defined in "Critical Accounting Policies — Basis of Presentation" below) at fair value. As of December 31, 2017, we had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio at fair value.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of our Investment Portfolio at fair value.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the years ended December 31, 2018 and 2017, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.6%, respectively.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive the historical incentive fees otherwise earned. During the years ended December 31, 2018, 2017 and 2016, the External Investment Manager earned $11.6 million, $10.9 million and $9.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 and financial position as of December 31, 2018 and 2017, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

       We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"). Under ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that all of our portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both December 31, 2018 and 2017, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2018 and 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2018, 2017 and 2016, (i) approximately 1.0%, 2.4%, and 3.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.6%, and 1.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       We have also adopted Accounting Standards Update ("ASU") 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, we have elected to account for forfeitures as they occur.

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

INVESTMENT PORTFOLIO COMPOSITION

       Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, we receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

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

       Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2018, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $6.8 million, $6.4 million and $5.1 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2018, 2017 and 2016, the total contribution to our net investment income was $10.6 million, $9.4 million and $7.9 million, respectively.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2018	December 31, 2017
First lien debt	77.1%	79.0%
Equity	16.6%	15.3%
Second lien debt	5.3%	4.5%
Equity warrants	0.6%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

Fair Value:	December 31, 2018	December 31, 2017
First lien debt	69.0%	70.5%
Equity	25.5%	24.4%
Second lien debt	4.6%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

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

       As of December 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost. As of December 31, 2017, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the years ended December 31, 2018 and 2017

	Twelve Months Ended December 31,		Net Change
	2018	2017	Amount	%
	(dollars in thousands)
Total investment income	$233,355	$205,741	$27,614	13%
Total expenses	(76,710)	(70,370)	(6,340)	9%

Net investment income	156,645	135,371	21,274	16%
Net realized gain from investments	1,341	16,182	(14,841)
Net realized loss on extinguishment of debt	(2,896)	(5,217)	2,321
Net unrealized appreciation from:
Portfolio investments	17,981	42,545	(24,564)
SBIC debentures	1,294	6,212	(4,918)

Total net unrealized appreciation	19,275	48,757	(29,482)
Income tax provision	(6,152)	(24,471)	18,319

Net increase in net assets resulting from operations	$168,213	$170,622	$(2,409)	(1)%

	Twelve Months Ended December 31,		Net Change
	2018	2017	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$156,645	$135,371	$21,274	16%
Share-based compensation expense	9,151	10,027	(876)	(9)%

Distributable net investment income(a)	$165,796	$145,398	$20,398	14%

Net investment income per share — Basic and diluted	$2.60	$2.39	$0.21	9%

Distributable net investment income per share — Basic and diluted(a)	$2.76	$2.56	$0.20	8%

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

  Investment Income

       For the year ended December 31, 2018, total investment income was $233.4 million, a 13% increase over the $205.7 million of total investment income for the corresponding period of 2017. This comparable period increase was principally attributable to (i) a $15.2 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments and an increase in their average effective yields, partially offset by decreases in interest income associated with activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring and prepayment, repricing and other activities involving existing Investment Portfolio debt investments, (ii) a $11.8 million increase in dividend income from Investment Portfolio equity investments and (iii) a $0.7 million increase in fee income. The $27.6 million increase in total investment income in the year ended December 31, 2018 includes $6.3 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring, partially offset by (i) a decrease of $2.7 million related to interest income activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $2.5 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments, in each case when compared to the same period in 2017.

  Expenses

       For the year ended December 31, 2018, total expenses increased to $76.7 million from $70.4 million for the corresponding period of 2017. This comparable period increase in operating expenses was principally attributable to (i) a $7.0 million increase in interest expense, primarily due to an $8.0 million increase as a result of the issuance of our 4.50% Notes due 2022 in November 2017, with the remainder of the difference from prior year due to the higher average balance of SBIC debentures outstanding and an increase in both the average balance outstanding and the interest rate on our multi-year revolving credit facility (the "Credit Facility"), with these increases partially offset by a decrease from the redemption of the 6.125% Notes effective April 1, 2018, and (ii) a $0.4 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals, with these increases partially offset by (i) a $0.9 million decrease in share-based compensation expense, (ii) a decrease of $0.9 million related to an additional decrease in incentive compensation accruals and (iii) a $0.4 million increase in the expenses allocated to the External Investment Manager as a result of elevated non-recurring strategic activities at the External Investment Manager during the year ended December 31, 2018. The $0.4 million increase in compensation expense is after (i) a $1.5 million decrease that is considered to be a one-time non-recurring benefit due to the conversion of a cash bonus to an expected non-cash restricted stock grant for an executive that will be amortized as non-cash, share-based compensation expense over the future service period and (ii) a $0.4 million decrease as a result of the decrease in the fair value of our deferred compensation plan assets. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for the year ended December 31, 2018 was 1.4% on an annualized basis compared to 1.6% for the year ended December 31, 2017.

  Net Investment Income

       Net investment income for the year ended December 31, 2018 was $156.6 million, or a 16% increase, compared to net investment income of $135.4 million for the corresponding period of 2017. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

       For the year ended December 31, 2018, distributable net investment income increased 14% to $165.8 million, or $2.76 per share, compared with $145.4 million, or $2.56 per share, in the corresponding period of 2017. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2018 reflects (i) a consistent level of income per share from the comparable period in 2017 attributable to the net effect of the elevated dividend income activity, offset by the decreases in interest income associated with the comparable levels of activity from portfolio companies that is considered to be less consistent on a recurring basis or non-recurring and accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above,

(ii) an increase of $0.03 per share due to the non-recurring benefit to compensation expense and the decrease in the fair value of the deferred compensation plan assets, both as discussed above, and (iii) a greater number of average shares outstanding compared to the corresponding period in 2017 primarily due to shares issued through the ATM Program (as defined in "— Liquidity and Capital Resources — Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2018 was $168.2 million, or $2.80 per share, compared with $170.6 million, or $3.01 per share, during the year ended December 31, 2017. This $2.4 million decrease from the prior year was primarily the result of (i) a $29.5 million decrease in net unrealized appreciation from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), and (ii) a $14.8 million decrease in the net realized gain from investments, with these decreases partially offset by (i) a $21.3 million increase in net investment income as discussed above, (ii) a $18.3 million decrease in the income tax provision and (iii) a $2.3 million improvement in the net realized loss on extinguishment of debt. The net realized gain from investments of $1.3 million for the year ended December 31, 2018 was primarily the result of (i) the net realized gain of $13.7 million resulting from the net effect of gains on the exits of six LMM investments, partially offset by losses on the exits of four LMM investments and other activity in the LMM portfolio, (ii) the realized gains of $6.1 million due to activity in our Other Portfolio and (iii) the realized gains of $2.5 million in our Private Loan portfolio, with the effect of these net realized gains partially offset by the net realized loss of $20.9 million in our Middle Market portfolio, which is primarily the result of (i) the realized losses of $17.6 million on the restructures of two Middle Market investments and (ii) the realized losses of $4.4 million on the exits of two Middle Market investments.

       The following table provides a summary of the total net unrealized appreciation of $19.3 million for the year ended December 31, 2018:

	Twelve Months Ended December 31, 2018
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(22.2)	$19.6	$(4.4)	$(2.6)		$(9.6)
Net unrealized appreciation (depreciation) relating to portfolio investments	54.5	(31.3)	(19.3)	23.7	(b)	27.6

Total net unrealized appreciation (depreciation) relating to portfolio investments	$32.3	$(11.7)	$(23.7)	$21.1		$18.0

Unrealized appreciation relating to SBIC debentures(c)						1.3

Total net unrealized appreciation						$19.3

(a)
LMM includes unrealized appreciation on 39 LMM portfolio investments and unrealized depreciation on 19 LMM portfolio investments.

(b)
Other includes $24.0 million of unrealized appreciation relating to the External Investment Manager and $0.3 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Primarily relates to unrealized appreciation on the SBIC debentures held by MSC II which are accounted for on a fair value basis and includes $1.4 million of accounting reversals of previously recognized unrealized depreciation recorded since the date of acquisition of MSC II on the debentures repaid due to fair value adjustments since such date.

       The income tax provision for the year ended December 31, 2018 of $6.2 million principally consisted of a deferred tax provision of $5.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.4 million.

  Comparison of the years ended December 31, 2017 and 2016

	Twelve Months Ended December 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands)
Total investment income	$205,741	$178,339	$27,402	15%
Total expenses	(70,370)	(62,537)	(7,833)	13%

Net investment income	135,371	115,802	19,569	17%
Net realized gain from investments	16,182	29,389	(13,207)
Net realized loss from SBIC debentures	(5,217)	—	(5,217)
Net unrealized appreciation (depreciation) from:
Portfolio investments	42,545	(8,305)	50,850
SBIC debentures and marketable securities and idle funds	6,212	786	5,426

Total net unrealized appreciation (depreciation)	48,757	(7,519)	56,276
Income tax benefit (provision)	(24,471)	1,227	(25,698)

Net increase in net assets resulting from operations	$170,622	$138,899	$31,723	23%

	Twelve Months Ended December 31,		Net Change
	2017	2016	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$135,371	$115,802	$19,569	17%
Share-based compensation expense	10,027	8,304	1,723	21%

Distributable net investment income(a)	$145,398	$124,106	$21,292	17%

Net investment income per share — Basic and diluted	$2.39	$2.23	$0.16	7%

Distributable net investment income per share — Basic and diluted(a)	$2.56	$2.39	$0.17	7%

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

  Expenses

       For the year ended December 31, 2017, total expenses increased to $70.4 million from $62.5 million for the corresponding period of 2016. This comparable period increase in operating expenses was principally attributable to (i) a $2.8 million increase in interest expense, primarily due to (a) a $1.4 million increase on the Credit Facility due to the higher average interest rate during 2017, (b) a $0.9 million increase due to the issuance of our 4.50% Notes due 2022 in November 2017 and (c) a $0.5 million increase due to the higher average balance of SBIC debentures outstanding, (ii) a $2.4 million increase in general and administrative expenses, including approximately $0.6 million related to non-recurring professional fees and other expenses incurred on certain potential new portfolio investment opportunities which were terminated during the due diligence and legal documentation processes, (iii) a $2.2 million increase in compensation expense related to increases in the number of personnel, base compensation levels and incentive compensation accruals and (iv) a $1.7 million increase in share-based compensation expense, with these increases partially offset by a $1.3 million increase in the expenses allocated to the External Investment Manager, in each case when compared to the same period in the prior year. For the years ended December 31, 2017 and 2016, the ratio of our total operating expenses, excluding interest expense and the non-recurring professional fees and other expenses discussed above as a percentage of our quarterly average total assets was 1.5%. Including the effect of the non-recurring expenses, the ratio for the year ended December 31, 2017 was 1.6%.

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

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2017 was $170.6 million, or $3.01 per share, compared with $138.9 million, or $2.67 per share, during the year ended December 31, 2016. This $31.7 million increase from the prior year was primarily the result of (i) a $56.3 million improvement in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), from net unrealized depreciation of $7.5 million for the year ended December 31, 2016 to net unrealized appreciation of $48.8 million for the year ended December 31, 2017, which includes the impact of approximately $15.0 million of unrealized appreciation in the LMM equity portfolio related to the enactment of the Tax Cuts and Jobs Act (see further discussion above in "— Critical Accounting Policies — Income Taxes") and (ii) a $19.6 million increase in net investment income as discussed above, with these increases partially offset by (i) a $25.7 million change in the income tax benefit (provision) from an income tax benefit of $1.2 million for the year ended December 31, 2016 to an income tax provision of $24.5 million for the year ended December 31, 2017, (ii) a $13.2 million decrease in the net realized gain from investments to a total net realized gain from investments of $16.2 million for the year ended December 31, 2017 and (iii) a $5.2 million realized loss on the repayment of SBIC debentures outstanding at MSC II which had previously been accounted for on the fair value method of accounting. The net realized gain from investments of $16.2 million for the year ended December 31, 2017 was primarily the result of (i) the net realized gain of $11.8 million resulting from gains on the exits of five LMM investments and losses on the exits of four LMM investments, (ii) realized gains of $9.3 million due to activity in our Other Portfolio, (iii) net realized gains of $3.0 million in our Private Loan portfolio resulting from gains on the exits of two Private Loan investments and a loss on the restructure of a Private Loan investment, (iv) realized gains of $2.1 million related to other activity in the LMM portfolio and (v) the net realized loss of $9.8 million in our Middle Market portfolio, which is primarily the result of (a) realized losses of $7.9 million on the exits of two Middle Market investments and (b) the realized loss of $3.5 million on the restructure of a Middle Market investment, with these changes partially offset by $1.5 million of net realized gains on other activity in our Middle Market portfolio. The realized loss of $5.2 million on the repayment of SBIC debentures is related to the previously recognized bargain purchase gain resulting from recording the MSC II debentures at fair value on the date of the acquisition of the majority of the equity interests of MSC II in 2010. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation on these SBIC debentures due to fair value adjustments since the date of the acquisition.

       The following table provides a summary of the total net unrealized appreciation of $48.8 million for the year ended December 31, 2017:

	Twelve Months Ended December 31, 2017
	LMM(a)	Middle Market	Private Loan	Other(b)	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains)/(income) losses recognized during the current period	$(11.1)	$5.6	$(3.1)	$(8.1)	$(16.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	50.6	(9.6)	(3.1)	21.4	59.3

Total net unrealized appreciation (depreciation) relating to portfolio investments	$39.5	$(4.0)	$(6.2)	$13.3	$42.6

Unrealized appreciation relating to SBIC debentures(c)					6.2

Total net unrealized appreciation					$48.8

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of approximately $2.7 million, which is the net result of approximately $109.1 million of cash used in our operating activities and approximately $111.7 million of cash provided by our financing activities.

       During the year ended December 31, 2018, $109.1 million of cash was used in our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $149.8 million, which is our $165.8 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $14.7 million, payment-in-kind interest income of $2.3 million, cumulative dividends of $2.3 million and the amortization expense for deferred financing costs of $3.3 million, and (ii) cash uses totaling $963.4 million, which principally consisted of $962.5 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2017 and $0.9 million related to decreases in payables and accruals and (iii) cash proceeds totaling $704.6 million from $703.2 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments and $1.4 million related to decreases in other assets.

       During the year ended December 31, 2018, $111.7 million in cash was provided by financing activities, which principally consisted of (i) $237.0 million in net cash proceeds from the Credit Facility (ii) $78.4 million in net cash proceeds from the ATM Program (described below), and (iii) $54.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $156.0 million in cash dividends paid to stockholders, (ii) $90.7 million in redemption of 6.125% Notes, (iii) $4.0 million in repayment of SBIC debentures, (iv) $4.1 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (v) $2.9 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

       For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of approximately $27.0 million, which is the result of approximately $72.9 million of cash provided by our operating activities and approximately $45.9 million of cash used in financing activities.

       During the year ended December 31, 2017, $72.9 million of cash was provided by our operating activities, which resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $123.1 million, which is our $145.4 million of distributable net investment income, excluding the non-cash effects of the accretion of unearned income of $17.0 million, payment-in-kind interest income of $4.9 million, cumulative dividends of $3.2 million and the amortization expense for deferred financing costs of $2.8 million, (ii) cash uses totaling $876.7 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2016, and (iii) cash proceeds totaling $826.5 million from (a) $819.4 million in cash proceeds from the sales and repayments of debt investments and sales of and return on capital of equity investments, (b) $4.5 million related to decreases in other assets and (c) $2.6 million related to increases in payables and accruals.

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

  Capital Resources

       As of December 31, 2018, we had $54.2 million in cash and cash equivalents and $404.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2018, our net asset value totaled $1,476.0 million, or $24.09 per share.

       The Credit Facility, which provides additional liquidity to support our investment and operational activities, was amended and restated during 2018 to provide for an increase in total commitments from $585.0 million to $705.0 million and to increase the diversified group of lenders to eighteen, eliminate interest rate adjustments previously subject to our maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.5% as of December 31, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of December 31, 2018) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2018, we had $301.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.2% and we were in compliance with all financial covenants of the Credit Facility.

       Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBA regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. During the year ended December 31, 2018, we issued $54.0 million of SBIC debentures and opportunistically prepaid $4.0 million of our existing SBIC debentures as part of an effort to manage the maturity dates of our oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of December 31, 2018, through our three wholly owned SBICs, we had $345.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.7%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2019, and the weighted-average remaining duration is approximately 5.6 years as of December 31, 2018.

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

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The

4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

       The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture.

       In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

       The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture.

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

       During the year ended December 31, 2018, we sold 2,060,019 shares of our common stock at a weighted-average price of $38.48 per share and raised $79.3 million of gross proceeds under the ATM Program. Net proceeds were $78.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2018, 2,994,469 shares remained available for sale under the ATM Program.

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

       In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

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

       In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the most significant change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note K — Commitments and Contingences" in the notes to the consolidated financial statements.

       In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. We have adopted ASU 2016-15. The impact of the adoption of this accounting standard on our consolidated financial statements was not material.

       In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We have elected to early adopt ASU 2018-13 in the current annual period. No significant changes were made to our fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

       In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release in the current annual period and the changes in presentation have been retrospectively applied to the consolidated balance sheet as of December 31, 2017 and to the consolidated statements of changes in net assets for the years ended December 31, 2017 and 2016. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We expect to adopt the new requirement to present changes in shareholders' equity in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of these additional rules will not have a material impact on the consolidated financial statements.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2018, we had a total of $136.9 million in outstanding commitments comprised of (i) 33 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2018, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
SBIC debentures	$16,000	$55,000	$40,000	$5,000	$16,000	$213,800	$345,800
Interest due on SBIC debentures	12,738	11,819	9,260	8,248	7,868	23,317	73,250
4.50% Notes due 2019	175,000	—	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	7,875	—	—	—	—	—	7,875
4.50% Notes due 2022	—	—	—	185,000	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	8,325	8,325	—	—	33,300
Operating Lease Obligation(1)	748	762	776	790	804	3,429	7,309

Total	$220,686	$75,906	$58,361	$207,363	$24,672	$240,546	$827,534

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 840, as may be modified or supplemented.

       As of December 31, 2018, we had $301.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources."

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2018, we had a receivable of approximately $2.9 million due from the External Investment Manager which included approximately $1.8 million primarily related to operating expenses incurred by us as required to support the

External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "— Critical Accounting Policies — Income Taxes") and approximately $1.2 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2018, $6.1 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of December 31, 2018 represented 119,639 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

       In January 2019, we led a new portfolio investment to facilitate the minority recapitalization of Centre Technologies, Inc. ("Centre"), a premier provider of IT hardware, software and service solutions. We, along with our co-investors, partnered with Centre's founder and Chief Executive Officer and management team to facilitate the transaction, with us funding $18.1 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Houston, Texas, and founded in 2006, Centre has established itself as a mission critical IT solutions provider offering a full suite of solutions including managed and hosted services, value-added sourcing and integration, and project services.

       In January 2019, we led a new portfolio investment to facilitate the management buyout of CompareNetworks Inc. ("CompareNetworks"), a leading provider of media, marketing and technology solutions that drive revenue for life science and healthcare product manufacturers. We, along with our co-investors, partnered with CompareNetworks' founders and management team to facilitate the transaction, with us funding $10.7 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in South San Francisco, California, and founded in 2000, CompareNetworks provides life scientists, researchers, lab-based professionals, pharmaceutical professionals and healthcare professionals with digital tools and information resources to research, identify and determine which products and technologies to use.

       In January 2019, we fully exited our equity investment in Boss Industries, LLC ("Boss"). Boss markets, designs and manufacturers vehicle-mounted, and portable air compressor and generator systems utilized in municipal and utility services, energy product and industrial services. We realized a gain of approximately $4.0 million on the exit of our equity investment in Boss.

       During February 2019, we declared regular monthly dividends of $0.200 per share for each month of April, May and June 2019. These regular monthly dividends equal a total of $0.600 per share for the second quarter of 2019 and represent a 5.3% increase from the dividends declared for the second quarter of 2018.

Including the dividends declared for the second quarter of 2019, we will have paid $25.420 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating-rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2018, approximately 72% of our debt investment portfolio (at cost) bore interest at floating rates, 90% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019 and 4.50% Notes due 2022, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2018, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2018.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(6,479)	$1,505	$(4,974)	$(0.08)
(25)	(3,240)	752	(2,488)	(0.04)
25	3,240	(752)	2,488	0.04
50	6,479	(1,505)	4,974	0.08
100	12,958	(3,010)	9,948	0.16
200	25,917	(6,020)	19,897	0.32
300	38,875	(9,030)	29,845	0.49
400	51,833	(12,040)	39,793	0.65

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on the financial statements

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, schedules and financial highlights (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 1, 2019 expressed an unqualified opinion.

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

       We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2018 and 2017, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2007.
Houston, Texas
March 1, 2019

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on internal control over financial reporting

       We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company, as of and for the year ended December 31, 2018 and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 1, 2019

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Investments at fair value:
Control investments (cost: $750,618 and $530,034 as of December 31, 2018 and December 31, 2017, respectively)	$1,004,993	$750,706
Affiliate investments (cost: $381,307 and $367,317 as of December 31, 2018 and December 31, 2017, respectively)	359,890	338,854
Non-Control/Non-Affiliate investments (cost: $1,137,108 and $1,107,447 as of December 31, 2018 and December 31, 2017, respectively)	1,089,026	1,081,745

Total investments (cost: $2,269,033 and $2,004,798 as of December 31, 2018 and December 31, 2017, respectively)	2,453,909	2,171,305
Cash and cash equivalents	54,181	51,528
Interest receivable and other assets	39,674	36,343
Receivable for securities sold	1,201	2,382
Deferred financing costs (net of accumulated amortization of $6,562 and $5,600 as of December 31, 2018 and December 31, 2017, respectively)	4,461	3,837

Total assets	$2,553,426	$2,265,395

LIABILITIES
Credit facility	$301,000	$64,000
SBIC debentures (par: $345,800 ($16,000 due within one year) and $295,800 as of December 31, 2018 and December 31, 2017, respectively)	338,186	288,483
4.50% Notes due 2022 (par: $185,000 as of both December 31, 2018 and December 31, 2017)	182,622	182,015
4.50% Notes due 2019 (par: $175,000 as of both December 31, 2018 and December 31, 2017)	174,338	173,616
6.125% Notes (par: $90,655 as of December 31, 2017)	—	89,057
Accounts payable and other liabilities	17,962	20,168
Payable for securities purchased	28,254	40,716
Interest payable	6,041	5,273
Dividend payable	11,948	11,146
Deferred tax liability, net	17,026	10,553

Total liabilities	1,077,377	885,027
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 61,264,861 and 58,660,680 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	613	586
Additional paid-in capital	1,409,945	1,310,780
Total distributable earnings (loss)	$65,491	$69,002

Total net assets	1,476,049	1,380,368

Total liabilities and net assets	$2,553,426	$2,265,395

NET ASSET VALUE PER SHARE	$24.09	$23.53

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2018	2017	2016
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$85,853	$62,762	$52,221
Affiliate investments	36,800	37,509	37,702
Non-Control/Non-Affiliate investments	110,702	105,470	88,242

Interest, fee and dividend income	233,355	205,741	178,165
Interest, fee and dividend income from marketable securities and idle funds investments	—	—	174

Total investment income	233,355	205,741	178,339
EXPENSES:
Interest	(43,493)	(36,479)	(33,630)
Compensation	(18,966)	(18,560)	(16,408)
General and administrative	(11,868)	(11,674)	(9,284)
Share-based compensation	(9,151)	(10,027)	(8,304)
Expenses allocated to the External Investment Manager	6,768	6,370	5,089

Total expenses	(76,710)	(70,370)	(62,537)

NET INVESTMENT INCOME	156,645	135,371	115,802
NET REALIZED GAIN (LOSS):
Control investments	4,681	259	32,220
Affiliate investments	20	8,044	25,167
Non-Control/Non-Affiliate investments	(3,360)	7,879	(26,317)
Marketable securities and idle funds investments	—	—	(1,681)
Realized loss on extinguishment of debt	(2,896)	(5,217)	—

Total net realized gain (loss)	(1,555)	10,965	29,389

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	37,826	63,627	(12,674)
Affiliate investments	12,062	(11,330)	(35,540)
Non-Control/Non-Affiliate investments	(31,907)	(9,752)	39,909
Marketable securities and idle funds investments	—	—	1,729
SBIC debentures	1,294	6,212	(943)

Total net unrealized appreciation (depreciation)	19,275	48,757	(7,519)

INCOME TAXES:
Federal and state income, excise and other taxes	(319)	(5,206)	(2,089)
Deferred taxes	(5,833)	(19,265)	3,316

Income tax benefit (provision)	(6,152)	(24,471)	1,227

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$168,213	$170,622	$138,899

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.60	$2.39	$2.23

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$2.80	$3.01	$2.67

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	60,176,843	56,691,913	52,025,002

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
Balances at December 31, 2015	50,413,744	$504	$1,011,467	$58,923	$1,070,894
Public offering of common stock, net of offering costs	3,324,646	33	112,006	—	112,039
Share-based compensation	—	—	8,304	—	8,304
Purchase of vested stock for employee payroll tax withholding	(80,750)	(1)	(2,592)	—	(2,593)
Dividend reinvestment	434,631	4	14,073	—	14,077
Amortization of directors' deferred compensation	—	—	628	—	628
Issuance of restricted stock, net of forfeited shares	262,586	3	(3)	—	—
Dividends to stockholders ($2.725 dividends per share comprised of $2.175 regular monthly dividends and $0.550 supplemental dividends)	—	—	—	(142,573)	(142,573)
Cumulative-effect to retained earnings for excess tax benefit	—	—	—	1,806	1,806
Net increase resulting from operations	—	—	—	138,899	138,899

Balances at December 31, 2016	54,354,857	$543	$1,143,883	$57,055	$1,201,481

Public offering of common stock, net of offering costs	3,947,165	40	150,946	—	150,986
Share-based compensation	—	—	10,027	—	10,027
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,350)	—	(4,351)
Investment through issuance of unregistered shares	11,464	—	442	—	442
Dividend reinvestment	234,513	2	9,154	—	9,156
Amortization of directors' deferred compensation	—	—	680	—	680
Issuance of restricted stock, net of forfeited shares	226,052	2	(2)	—	—
Dividends to stockholders ($2.785 dividends per share comprised of $2.235 regular monthly dividends and $0.550 supplemental dividends)	—	—	—	(158,675)	(158,675)
Net increase resulting from operations	—	—	—	170,622	170,622

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368

Public offering of common stock, net of offering costs	2,069,103	21	78,373	—	78,394
Share-based compensation	—	—	9,151	—	9,151
Purchase of vested stock for employee payroll tax withholding	(109,693)	(1)	(4,076)	—	(4,077)
Dividend reinvestment	394,403	4	14,870	—	14,874
Amortization of directors' deferred compensation	—	—	850	—	850
Issuance of restricted stock, net of forfeited shares	250,368	3	(3)	—	—
Dividends to stockholders ($2.845 dividends per share comprised of $2.295 regular monthly dividends and $0.550 supplemental dividends)	—	—	—	(171,724)	(171,724)
Net increase resulting from operations	—	—	—	168,213	168,213

Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$168,213	$170,622	$138,899
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(962,456)	(876,744)	(641,197)
Proceeds from sales and repayments of debt investments in portfolio companies	626,059	737,297	409,542
Proceeds from sales and return of capital of equity investments in portfolio companies	77,103	82,128	76,731
Investments in marketable securities and idle funds investments	—	—	(523)
Proceeds from sales and repayments of marketable securities and idle funds investments	—	—	4,316
Net unrealized (appreciation) depreciation	(19,275)	(48,757)	7,519
Net realized (gain) loss	1,555	(10,965)	(29,389)
Accretion of unearned income	(14,724)	(17,008)	(10,211)
Payment-in-kind interest	(2,304)	(4,884)	(6,497)
Cumulative dividends	(2,301)	(3,226)	(2,200)
Share-based compensation expense	9,151	10,027	8,304
Amortization of deferred financing costs	3,299	2,784	2,582
Deferred tax provision	5,833	19,265	(3,316)
Changes in other assets and liabilities:
Interest receivable and other assets	(2,276)	2,080	(2,564)
Interest payable	768	1,170	144
Accounts payable and other liabilities	(1,356)	6,643	2,541
Deferred fees and other	3,645	2,470	2,589

Net cash provided by (used in) operating activities	(109,066)	72,902	(42,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	78,394	150,986	112,039
Proceeds from public offering of 4.50% Notes due 2022	—	185,000	—
Dividends paid	(156,048)	(148,421)	(127,522)
Proceeds from issuance of SBIC debentures	54,000	81,000	15,000
Repayments of SBIC debentures	(4,000)	(25,200)	—
Redemption of 6.125% Notes	(90,655)	—	(83)
Proceeds from credit facility	632,000	448,000	390,000
Repayments on credit facility	(395,000)	(727,000)	(338,000)
Payment of deferred issuance costs and SBIC debenture fees	(2,895)	(5,868)	(1,962)
Purchases of vested stock for employee payroll tax withholding	(4,077)	(4,351)	(2,593)

Net cash provided by (used in) financing activities	111,719	(45,854)	46,879

Net increase in cash and cash equivalents	2,653	27,048	4,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,528	24,480	20,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,181	$51,528	$24,480

Supplemental cash flow disclosures:
Interest paid	$39,300	$32,411	$30,756
Taxes paid	$5,112	$2,398	$1,495
Non-cash financing activities:
Shares issued pursuant to the DRIP	$14,874	$9,156	$14,077

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity — July 22, 2020)(14)(19)	$23,828	$23,828	$8,558
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	8,274

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity — July 31, 2020)	1,650	1,622	1,622
			Member Units (1,500 units)		1,500	1,370

					3,122	2,992

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity — November 16, 2021)	4,877	4,507	4,390
			Preferred Member Units (3,725,862 units)		3,726	3,726

					8,233	8,116

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity — December 28, 2020)	11,596	11,367	11,596
			Common Stock (57,508 shares)		6,350	9,370

					17,717	20,966

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.35%, Secured Debt (Maturity — January 9, 2023)(9)	9,548	9,467	9,467
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,747	13,747

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,780

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity — March 30, 2023)(9)	11,091	10,928	10,928
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity — March 30, 2023)(9)	28,000	27,755	27,755
			Preferred Member Units (6,157 units)(8)		10,775	9,745

					49,458	48,428

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	61,610

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity — February 26, 2023)(9)	20,203	20,028	20,028
			Member Units (4,347 units)(8)		11,440	18,940
			Member Units (Chamberlin Langfield Real Estate, LLC) (732,160 units)		732	732

					32,200	39,700

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			12% Secured Debt (Maturity — February 3, 2022)	11,900	11,805	11,888
			Preferred Member Units (1,600 units)(8)		400	2,270

					12,205	14,158

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity — December 20, 2021)(9)	12,080	12,001	12,080
			Member Units (717 units)(8)		7,280	10,610
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity — December 20, 2036)	1,161	1,150	1,161
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	350

					20,641	24,201

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,707	2,580

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)(8)		3,495	4,170

					4,367	5,042

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity — May 30, 2019)(14)	1,800	1,800	1,690
			10.50% PIK Secured Debt (Maturity — May 30, 2019)(14)(19)	12,511	12,479	9,786
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	11,476

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity — April 1, 2023)(9)	25,740	25,511	25,511
			Preferred Member Units (3,451 shares)(8)		8,466	8,466

					33,977	33,977

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.38%, Secured Debt (Maturity — February 13, 2023)(9)	18,017	17,848	17,848
			Preferred Stock (8,400 shares)		8,400	14,900

					26,248	32,748

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.85%, Secured Debt (Maturity — June 24, 2021)(9)	21,486	21,356	21,486
			Member Units (8,619 units)(8)		14,844	45,460

					36,200	66,946

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — March 31, 2020)(9)	5,121	5,099	5,099
			Member Units (1,200 units)		1,200	2,590

					6,299	7,689

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 9.35%, Secured Debt (Maturity — December 31, 2023)(9)	9,740	9,716	9,740
			Member Units (5,879 units)(8)		13,065	39,060

					22,781	48,800

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity — March 1, 2019)	12,588	12,572	12,002
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration — April 25, 2028; Strike price — $0.01 per unit)		—	—

					16,695	12,002

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,690

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			12.5% Secured Debt (Maturity — April 29, 2021)	12,666	12,594	12,594
			Member Units (3,681 units)		3,681	4,120

					16,275	16,714

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,306	9,500

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		1,040	1,133

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	8,070

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.35%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,938	9,938
			Preferred Member Units (3,200 units)(8)		3,942	3,942

					13,880	13,880

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity — November 15, 2020)	14,350	14,262	14,350
			Preferred Member Units (5,607 units)(8)		5,952	13,520

					20,214	27,870

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity — November 14, 2019)(9)	3,355	3,337	3,355
			Member Units (627 units)(8)		811	5,090

					4,148	8,445

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	8,610

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.5% Secured Debt (Maturity — October 31, 2020)	1,064	1,045	1,045
			11.5% Secured Debt (Maturity — October 31, 2023)	28,000	27,730	27,730
			Member Units (581 units)		12,240	12,240
			9.0% Secured Debt (Maturity — October 31, 2048)	4,006	3,970	3,970
			Member Units (KMC RE Investor, LLC) (800 units)		992	992

					45,977	45,977

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			11% Secured Debt (Maturity — July 1, 2022)	8,339	8,306	8,339
			Preferred Stock (non-voting)		400	400
			Member Units (742 units)		5,273	7,440
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity — March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	630

					15,032	17,241

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity — July 28, 2022)(9)	200	200	200
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.74%, Secured Debt (Maturity — July 28, 2022)(9)	22,800	22,624	22,624
			Member Units (657,113 units)		14,700	13,100

					37,524	35,924

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			10% Current / 3% PIK Secured Debt (Maturity — August 31, 2020)(14)(19)	12,263	12,121	11,733
			Preferred Member Units (4,000 shares)		6,000	1,000

					18,121	12,733

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity — January 15, 2020)	1,750	1,746	1,746
			12% Secured Debt (Maturity — January 15, 2020)	3,900	3,880	3,880
			Member Units (7,874 units)		3,001	3,860
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)	746	746	746
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,470

					10,163	11,702

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	65,748

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity — August 15, 2019)	7,536	7,506	7,506
			Common Stock (5,873 shares)		2,720	210

					10,226	7,716

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			LIBOR Plus 8.50%, Current Coupon 11.24%, Secured Debt (Maturity — May 31, 2019)	11,475	11,464	11,475
			Member Units (2,955 units)(8)		2,975	13,990

					14,439	25,465

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity — February 28, 2023)	17,440	17,288	17,288
			Preferred Member Units (86,400,000 units)(8)		6,880	7,890

					24,168	25,178

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14% Secured Debt (Maturity — June 8, 2022)	6,685	6,545	6,685
			Warrants (251,723 equivalent units; Expiration — June 8, 2027; Strike price — $0.01 per unit)		252	660
			Member Units (1,454,167 units)		765	2,478

					7,562	9,823

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity — March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)		3,717	5,960

					10,093	12,336

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity — January 31, 2022)	20,600	20,458	20,458
			Preferred Member Units (406 units)		10,200	10,200

					30,658	30,658

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,020

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	7,680

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.40%, Secured Debt (Maturity — November 15, 2021)(9)	15,100	15,006	15,100
			Common Stock (1,962 shares)(8)		2,150	10,380

					17,156	25,480

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity — April 30, 2020)	7,477	7,398	7,477
			Preferred Member Units (19,631 units)(8)		4,600	13,090
			Warrants (1,018 equivalent units; Expiration — January 31, 2021; Strike price — $0.01 per unit)		1,200	780

					13,198	21,347

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity — June 8, 2021)	7,341	7,341	6,450
			Member Units (1,000 units)		4,043	3,809

					11,384	10,259

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity — June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,930

					2,269	8,262

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018
(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity — August 31, 2020)	480	480	480
			12% Secured Debt (Maturity — August 31, 2023)	16,400	16,246	16,246
			Preferred Member Units (440 units)		7,476	7,476

					24,202	24,202

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity — October 2, 2019)	2,924	2,924	2,582
			Series A Preferred Units (2,500 units)		2,500	440
			Warrants (1,424 equivalent units; Expiration — July 1, 2024; Strike price — $0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,479

					8,820	5,501

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity — December 23, 2018)(17)	2,153	2,153	2,153
			Series A Preferred Stock (3,000,000 shares)		3,000	3,740
			Common Stock (1,126,242 shares)		3,706	280

					8,859	6,173

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity — October 1, 2019)	1,000	998	1,000
			12% Secured Debt (Maturity — October 1, 2019)	425	425	425
			14% Secured Debt (Maturity — October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration — October 1, 2019; Strike price — $0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,249

					7,607	5,424

Subtotal Control Investments (68.1% of net assets at fair value)					$750,618	$1,004,993

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration — November 7, 2024; Strike price — $0.01 per unit)		$259	$950
			Preferred Member Units (186 units)(8)		1,200	3,980

					1,459	4,930

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity — August 31, 2020)	10,185	10,039	10,018
			Options (3 equivalent units)		607	940
			Warrant (1 equivalent unit; Expiration — August 31, 2025; Strike price — $1.00 per unit)		473	410

					11,119	11,368

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.35%, (Maturity — April 8, 2021)(9)	4,000	3,833	3,833
			Preferred Stock (non-voting)		113	113
			Member Units (800,000 units)		800	230

					4,746	4,176

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.40%, Secured Debt (Maturity — June 30, 2022)(9)	15,724	15,512	15,724
			Member Units (2,160,000 units)(8)		2,160	5,080

					17,672	20,804

Boss Industries, LLC	July 1, 2014	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
			Preferred Member Units (2,242 units)(8)		2,246	6,176

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity — July 25, 2021)	7,500	6,221	6,221
			Warrants (82 equivalent shares; Expiration — July 25, 2026; Strike price — $0.01 per share)		2,132	4,020
			13% Secured Debt (Mercury Service Group, LLC) (Maturity — July 25, 2021)	1,000	994	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,347	12,241

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity — June 30, 2020)(9)	19,104	19,038	19,038
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,431	4,431

					23,469	23,469

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity — December 7, 2023)	10,880	10,763	10,880
			Member Units (66,968 units)(8)		751	2,717

					11,514	13,597

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Deb (Maturity — July 4, 2021)(19)	4,546	4,522	4,546
			Class A Units (1,500,000 units)(8)		1,500	2,120

					6,022	6,666

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			8.50% Secured Debt (Maturity — February 2, 2023)	7,932	7,932	3,930
			Common Stock (19,041 shares)		3,141	—

					11,073	3,930

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,959	17,468

					22,169	18,323

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,153
			LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		1,856	2,271

					7,702	9,424

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		553	505

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,399
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		11,155	10,980

					17,129	16,379

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		1,733	1,733

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.5% Secured Debt (Maturity — December 2, 2021)	14,300	14,201	14,300
			Preferred Member Units (226 units)(8)		2,850	7,260
			Preferred Member Units (HRS Services, ULC) (226 units)		150	380

					17,201	21,940

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity — May 1, 2022)	3,000	3,000	3,720
			Member Units (318,462 units)(8)		2,236	8,330

					5,236	12,050

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	15,627

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Member Units (2,179,001 units)		2,019	2,060

Meisler Operating LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity — June 7, 2022)(9)	20,480	20,312	20,312
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	5,780

					25,167	26,092

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity — June 30, 2021)(19)	5,743	5,743	5,743
			10% PIK Unsecured Debt (Maturity — June 30, 2021)(19)	53	53	53
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration — April 18, 2021; Strike price — $0.01 per share)		1,919	—

					9,696	5,796

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current / 3% PIK Secured Debt (Maturity — March 31, 2019)(19)	11,919	11,908	11,908
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	3,480
			Preferred Stock (1,500,000 shares)		3,927	340

					17,575	15,728

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity — January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)(8)		2,000	1,040

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity — August 31, 2023)	35,250	34,885	34,885
			Preferred Member Units (157 units)		6,000	6,000

					40,885	40,885

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity — September 13, 2023)	7,200	6,959	6,959
			Member Units (70,000 units)		700	700
			Warrants (18,084 equivalent units; Expiration — September 13, 2028; Strike price — $0.01 per unit)		181	181

					7,840	7,840

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.01%, Secured Debt (Maturity — August 20, 2024)(9)	2,993	2,969	2,969
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,637	1,637
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,038	3,038
			Preferred Stock (4,336,866 shares; 13.5% cumulative)(8)(19)		7,413	7,413
			Common Stock (945,507 shares)		—	1,420

					15,057	16,477

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		837	950
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	2,330

					4,837	3,280

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity — January 26, 2020)	19,272	18,407	18,407
			8% Unsecured Convertible Debt (Maturity — November 16, 2023)	297	297	297
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration — January 26, 2025; Strike price — $0.01 per unit)		2,576	1,890

					35,280	34,594

Subtotal Affiliate Investments (24.4% of net assets at fair value)					$381,307	$359,890

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity — June 30, 2023)(9)	$14,500	$14,245	$14,246

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity — July 3, 2023)(9)	4,250	4,160	4,160
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.93%, Secured Debt (Maturity — July 3, 2023)(9)	8,108	7,956	7,956

					12,116	12,116

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.77%, Secured Debt (Maturity — July 26, 2023)(9)	16,416	16,263	15,306

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity — September 8, 2023)(9)	4,063	4,011	3,817

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity — August 30, 2023)(9)	17,143	16,670	16,800

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity — July 19, 2021)(9)	13,120	13,077	13,013

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.50% (Floor 1.00%) PIK, 9.50% PIK Secured Debt, (Maturity — April 10, 2023)(9)(19)	1,127	1,115	1,115
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity — April 10, 2023)(9)	11,194	11,000	10,475

					12,115	11,590

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity — March 31, 2022)(9)	6,656	6,592	6,623

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity — December 8, 2021)(9)	15,940	15,186	13,310

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity — October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity — October 30, 2022)	14,416	14,357	14,357

					16,757	16,757

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity — June 15, 2025)	12,452	10,633	9,464

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity — November 13, 2019)(9)	15,394	15,351	15,394

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,704

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity — August 31, 2023)(9)	4,660	4,559	4,559
			13.25% PIK Secured Debt (Maturity — December 1, 2023)(19)	1,624	1,587	1,587

					6,146	6,146

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity — June 22, 2021)(9)	4,385	4,346	3,943

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39% / 1.00% PIK, Current Coupon Plus PIK 9.39%, Secured Debt (Maturity — June 11, 2021)(9)(19)	14,121	13,844	13,415

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity — January 6, 2024)(19)	4,485	4,443	4,443
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,609	1,609

					6,052	6,052

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity — May 11, 2022)(9)	2,462	2,440	2,369

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity — March 9, 2022)(9)	14,368	14,169	13,743
			Member Units (1,050,000 units)		1,050	1,330

					15,219	15,073

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity — November 6, 2020)(9)	11,375	11,262	7,356

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.70%, Secured Debt (Maturity — July 22, 2019)(9)	6,733	6,723	6,590

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,264
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		2,000	2,063

					14,000	12,327

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity — November 14, 2023)(9)	19,470	19,301	18,244

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity — August 23, 2022)(9)	12,739	12,707	12,389

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity — October 6, 2021)(9)	13,884	13,821	13,867

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity — June 7, 2023)(9)	6,370	6,128	6,048
			Common Stock (177,130 shares)		5,309	2,746

					11,437	8,794

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	2,908	2,908	44

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity — December 5, 2022)(9)	2,925	2,876	2,750

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity — June 30, 2023)(9)	15,423	15,355	15,384
			Member Units (42,207 units)		4,221	4,290

					19,576	19,674

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity — August 3, 2022)(9)	11,250	11,163	10,939

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity - June 22, 2023)(19)	5,839	5,839	5,723
			Warrants (915,734 equivalent units; Expiration — December 23, 2023; Strike price — $1.50 per unit)		474	60

					6,313	5,783

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity — February 12, 2021)(9)	10,146	10,074	10,044

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.12%, Secured Debt (Maturity — April 13, 2023)(9)	12,492	12,260	11,580
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		778	778
			Class A Preferred Member Units (776,316 units)(8)		776	1,300

					13,814	13,658

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity — July 17, 2023)(9)	5,600	5,495	5,495

Elite SEM INC.(10)	August 31, 2018	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity — February 1, 2022)(9)(23)	6,875	6,750	6,750

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,661	2,003
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)(8)		2,103	1,153
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,430	3,784
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,629	7,692
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,881	4,538
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		5,423	5,051

					29,127	24,221

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.27%, Secured Debt (Maturity — October 29, 2025)(9)	9,000	8,911	8,595

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 8.02%, Secured Debt (Maturity — June 13, 2024)	17,500	17,175	16,625

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity — April 28, 2022)(9)	6,999	6,901	3,931

Extreme Reach, Inc.(11)	March 31, 2015	Integrated TV and Video Advertising Platform
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity — February 7, 2020)(9)	16,460	16,451	16,371

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity — August 9, 2022)(9)	3,333	3,279	3,141

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity — April 3, 2020)(9)	12,295	12,044	11,434

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.50%, Current Coupon 8.09%, Secured Debt (Maturity — December 19, 2025)	16,500	16,335	16,418

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Service Provider
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.43%, Secured Debt (Maturity — October 29, 2021)(9)	9,195	9,139	9,207
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity — April 29, 2022)(9)	3,915	3,797	3,949

					12,936	13,156

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Good Source Solutions, Inc.(10)	October 23, 2018	Specialized Food Distributor
			LIBOR Plus 8.34% (Floor 1.00%), Current Coupon 11.14%, Secured Debt (Maturity — June 29, 2023)(9)(23)	5,000	4,952	4,952

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity — December 22, 2024)(9)	17,325	17,170	16,856

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.52%, Secured Debt (Maturity — January 31, 2019)(9)	4,688	4,688	3,629
			13.75% Secured Debt (Maturity — October 15, 2018)(17)	2,055	2,040	226

					6,728	3,855

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.29%, Secured Debt (Maturity — December 21, 2023)(9)	3,201	3,132	3,132

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 8.71%, Secured Debt (Maturity — January 28, 2020)	5,250	4,803	4,771
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity — January 28, 2021)(9)	9,395	9,053	8,831

					13,856	13,602

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity — March 29, 2023)(9)	16,080	15,757	15,077

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.69% / 8.61% PIK, Current Coupon Plus PIK 12.30% Secured Debt (Maturity — May 12, 2022)(19)	7,235	7,139	5,660

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.53%, Secured Debt (Maturity — May 1, 2019)(9)	14,100	14,052	14,117

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.55%, Secured Debt (Maturity — April 30, 2021)(9)	18,819	18,629	18,390

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.90%, Secured Debt (Maturity — November 19, 2023)(9)	2,078	2,037	2,037
			Member Units (1,558,333 units)		1,558	1,558

					3,595	3,595

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity — December 17, 2022)(19)	4,885	4,822	4,470
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		94	94
			Member Units (Industrial Services Investments, LLC) (900 units)		900	210

					5,816	4,774

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity — November 30, 2020)	7,832	7,479	7,480

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity — July 19, 2025)(9)	11,571	11,461	11,557

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	2,830

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity — June 14, 2025)(9)	6,268	6,208	6,095

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity — May 2, 2023)(9)	14,888	14,754	13,987

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity — September 16, 2020)(9)	10,740	10,705	10,740

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity — May 26, 2021)(9)	4,165	4,157	4,165

Jacuzzi Brands LLC(11)	June 30, 2017	Manufacturer of Bath and Spa Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity — June 28, 2023)(9)	3,850	3,788	3,831

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71% Secured Debt (Maturity — May 9, 2020)(9)	13,387	13,335	11,998

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 8.29%, Secured Debt (Maturity — December 20, 2024)	6,667	6,600	6,631

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.77% PIK Secured Debt, (Maturity — August 7, 2020)(9)(19)	2,312	2,312	2,266
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,665	2,973

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,780	3,501

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity — December 22, 2024)(9)	12,927	12,725	12,797

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	57
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		49	33

					174	90

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity — May 1, 2023)(9)	9,710	9,694	9,269

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity — August 28, 2022)(9)	12,358	12,060	11,987

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity — April 29, 2024)(9)	15,475	15,442	15,088

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity — October 24, 2024)(9)	15,000	14,707	15,000

Mobileum(10)	October 23, 2018	Provider of big data analytics to telecom service providers
			LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 13.06%, Secured Debt (Maturity — May 1, 2022)(9)	7,500	7,429	7,429

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.09%, Secured Debt (Maturity — April 26, 2024)(9)	4,292	4,235	4,184

New Era Technology, Inc.(10)	June 30, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity — June 22, 2023)(9)	7,654	7,526	7,616

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity — July 14, 2022)(9)	21,125	20,797	20,967

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.74%, Secured Debt (Maturity — March 2, 2022)	20,417	20,260	19,572

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity — November 27, 2020)(9)	7,664	7,093	6,997

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity — October 17, 2022)(9)	15,478	15,091	15,091

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity — June 7, 2022)(9)	4,419	4,396	4,375

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity — November 15, 2026)(14)	4,975	4,975	937

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity — October 15, 2021)(19)	396	396	396
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	920

					1,195	1,316

Pernix Therapeutics Holdings, Inc.(10)	August 18, 2014	Pharmaceutical Royalty
			12% Secured Debt (Maturity — August 1, 2020)	3,031	3,031	2,037

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity — April 30, 2021)(9)	9,736	9,152	6,998

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration — July 7, 2020; Strike price — $0.75 per share)		69	—
			Common Stock (163,658 shares)		273	5

					342	5

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity — May 1, 2026)	8,000	7,962	8,040

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity — January 28, 2020)(9)	20,028	19,122	19,727

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity — November 30, 2021)(9)	8,732	8,732	8,619

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity — December 20, 2024)(9)	15,360	14,757	15,110

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			Member Units (601 units)		750	920

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration — October 20, 2025; Strike price — $14.28 per unit)		425	—
			Member Units (2,779 units)		46	11

					471	11

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,820

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity — June 9, 2021)(9)	7,313	7,280	7,280

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity — July 1, 2019)	10,429	7,196	3,911

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity — August 9, 2022)(9)	19,000	18,793	19,095

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity — April 30, 2020)(9)	13,097	13,059	13,048

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity — September 12, 2023)(9)(22)	16,867	16,589	14,026

STL Parent Corp.(10)	December 14, 2018	Manufacturer and Servicer of Tank and Hopper Railcars
			LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity — December 5, 2022)	15,000	14,475	14,475

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity — November 30, 2022)(9)	9,000	8,797	9,011

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	66

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,420

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity — April 12, 2024)(9)	7,750	7,620	7,798

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity — September 25, 2025)(9)	5,500	5,433	5,335

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity — January 26, 2023)(9)	10,938	10,655	11,006

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity — October 31, 2022)(9)(24)	17,207	17,014	17,121

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity — October 30, 2020)(9)	4,813	4,635	3,798

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.46%, Secured Debt (Maturity — March 7, 2024)	8,500	8,424	8,585

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity — November 3, 2021)(9)	19,503	19,191	19,454

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity — May 2, 2023)(9)	18,491	18,344	17,363

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity — March 1, 2023)(9)	10,494	10,451	10,304

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.74%, Secured Debt (Maturity — February 16, 2022)(9)	3,263	3,048	2,987
			Warrants (70,207 equivalent shares; Expiration — February 17, 2027; Strike price — $0.01 per share)		331	790

					3,379	3,777

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 11.41%, Secured Debt (Maturity — September 29, 2022)(9)(28)	14,279	14,055	13,414

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42% Secured Debt (Maturity — August 9, 2024)(9)	14,906	14,764	14,756

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration — June 15, 2022; Strike price — $0.001 per share)		1,071	1,189

					1,225	1,449

Subtotal Non-Control/Non-Affiliate Investments (73.8% of net assets at fair value)					$1,137,108	$1,089,026

Total Portfolio Investments, December 31, 2018					$2,269,033	$2,453,909

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2018. As noted in this schedule, 64% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.03%.

(10)
Private Loan portfolio investment. See Note B for a description of Private Loan portfolio investments.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)
(unaudited)

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company has a forward foreign currency contract with Cadence Bank to lend $20.4 million Canadian Dollars and receive $15.7 million U.S. Dollars with a settlement date of September 12, 2019. The unrealized appreciation on the forward foreign currency contract is $0.6 million as of December 31, 2018.

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

(27)
Investment has an unfunded commitment as of December 31, 2018 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments

(28)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Agreement and the Consolidated Schedule of Investments above reflects such higher rate.

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

2.    Basis of Presentation

       Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB")

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see "Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Investment Portfolio Composition" for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 and financial position as of December 31, 2018 and 2017, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

       Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that all of its portfolio investments do not qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 54 LMM portfolio companies for the year ended December 31, 2018, representing approximately 87% of the total LMM portfolio at fair value as of December 31, 2018, and on a total of 53 LMM portfolio companies for the year ended December 31, 2017, representing approximately 91% of the total LMM portfolio at fair value as of December 31, 2017. Excluding its investments in new LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of December 31, 2018 and 2017, as applicable, or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2018 and 2017 was 98% and 97% of the total LMM portfolio at fair value as of December 31, 2018 and 2017, respectively.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 94% and 95% of the Middle Market portfolio investments as of December 31, 2018 and 2017, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 27 Private Loan portfolio companies for the year ended December 31, 2018, representing approximately 57% of the total Private Loan portfolio at fair value as of December 31, 2018, and on a total of 26 Private Loan portfolio companies for the year ended December 31, 2017, representing approximately 57% of the total Private Loan portfolio at fair value as of December 31, 2017. Excluding its investments in new Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment decision as of December 31, 2018 and 2017, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2018 and 2017 was 91% and 94% of the total Private Loan portfolio at fair value as of December 31, 2018 and 2017, respectively.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.4% and 4.8% of Main Street's Investment Portfolio at fair value as of December 31, 2018 and 2017, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2018 and 2017 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

       At December 31, 2018, cash balances totaling $50.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.    Interest, Dividend and Fee Income

       Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street's valuation policies, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written-off, Main Street removes it from non-accrual status.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       As of December 31, 2018, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost. As of December 31, 2017, Main Street's total Investment Portfolio had five investments on non-accrual status, which comprised approximately 0.2% of its fair value and 2.3% of its cost.

       Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2018, 2017 and 2016, (i) approximately 1.0%, 2.4% and 3.6%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.6% and 1.2%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$177,103	$161,934	$138,689
Dividend income	46,471	34,704	32,182
Fee income	9,781	9,103	7,294

Total interest, fee and dividend income	$233,355	$205,741	$178,165

5.    Deferred Financing Costs

       Deferred financing costs include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility") and its notes, as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). See further discussion of Main Street's debt in Note E. Deferred financing costs in connection with the Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements not using the fair value option are a direct deduction from the related debt liability.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2018, 2017 and 2016, approximately 3.0%, 3.6% and 3.1%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

       Main Street has also adopted Accounting Standards Update ("ASU") 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired as part of the acquisition accounting related to the MSC II Acquisition and values those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street has continued to elect the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Unrealized Appreciation (Depreciation) — SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

       In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While Main Street continues to assess the effect of adoption, Main Street currently believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on its consolidated balance sheet for its office space operating lease. Main Street currently has one operating lease for office space and does not expect a significant change in the leasing activity between now and adoption. See further discussion of the operating lease obligation in Note K.

       In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Main Street has adopted ASU 2016-15 and the impact of the adoption of this accounting standard on Main Street's consolidated financial statements was not material.

       In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Main Street elected to early adopt ASU 2018-13 in the current annual period. No significant changes were made to the fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. Main Street adopted this part of the SEC Release in the current annual period and the changes in presentation have been retrospectively applied to the consolidated balance sheet as of December 31, 2017 and to the consolidated statements of changes in net assets for the years ended December 31, 2017 and 2016. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. Main Street expects to adopt the new requirement to present changes in shareholders' equity in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of these rules will not have a material impact on the consolidated financial statements.

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

       As of December 31, 2018 and 2017, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017

       As of December 31, 2018 and 2017, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

       As of December 31, 2018 and 2017, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

       As of December 31, 2018 and 2017, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

    •
    Contractual rights, obligations or restrictions associated with the investment; and

    •
    Other factors deemed relevant.

       The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market and Private Loan securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see "Note B.1. — Valuation of the Investment Portfolio") and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2018 and 2017:

Type of Investment	Fair Value as of December 31, 2018 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$767,156	Discounted cash flow	WACC	9.9% - 20.7%	13.7%	14.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.7x - 8.0x(2)	7.0x	6.0x
Debt investments	$1,039,453	Discounted cash flow	Risk adjusted discount factor	8.5% - 17.0%(2)	12.2%	12.0%
			Expected principal recovery percentage	1.5% - 100.0%	99.3%	100.0%
Debt investments	$647,300	Market approach	Third-party quote	37.5 - 101.0	96.0	98.3

Total Level 3 investments	$2,453,909

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.9x - 15.0x and the range for risk adjusted discount factor is 5.3% - 30.3%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2017 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$653,008	Discounted cash flow	WACC	11.1% - 23.2%	13.7%	14.0%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.3x - 8.5x(2)	7.3x	6.0x
Debt investments	$858,816	Discounted cash flow	Risk adjusted discount factor	6.7% - 16.1%(2)	11.2%	11.0%
			Expected principal recovery percentage	2.9% - 100.0%	99.8%	100.0%
Debt investments	$659,481	Market approach	Third-party quote	11.0 - 106.0	95.9%	99.4%

Total Level 3 investments	$2,171,305

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2018 and 2017 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2017	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2018
Debt	$1,518,297	$—	$(653,200)	$837,162	$38,722	$(45,778)	$(8,450)	$1,686,753
Equity	641,493	—	(48,585)	114,639	(33,971)	73,684	8,450	755,710
Equity Warrant	11,515	—	(680)	181	(720)	1,150	—	11,446

	$2,171,305	$—	$(702,465)	$951,982	$4,031	$29,056	$—	$2,453,909

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

       As of December 31, 2018 and 2017, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2018 and 2017 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,688	Discounted cash flow	Estimated market interest rates	5.5% - 5.8%	5.6%

Type of Instrument	Fair Value as of December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$48,608	Discounted cash flow	Estimated market interest rates	4.9% - 5.5%	5.1%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2018 and 2017 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,294)	$44,688

Type of Instrument	Fair Value as of December 31, 2016	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2017
SBIC debentures at fair value	$74,803	$(25,200)	$5,217	$—	$(6,212)	$48,608

       At December 31, 2018 and 2017, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,195,035	$—	$—	$1,195,035
Middle Market portfolio investments	576,929	—	—	576,929
Private Loan portfolio investments	507,892	—	—	507,892
Other Portfolio investments	108,305	—	—	108,305
External Investment Manager	65,748	—	—	65,748

Total investments	$2,453,909	$—	$—	$2,453,909

SBIC debentures at fair value	$44,688	$—	$—	$44,688

		Fair Value Measurements
		(in thousands)
At December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$948,196	$—	$—	$948,196
Middle Market portfolio investments	609,256	—	—	609,256
Private Loan portfolio investments	467,475	—	—	467,475
Other Portfolio investments	104,610	—	—	104,610
External Investment Manager	41,768	—	—	41,768

Total investments	$2,171,305	$—	$—	$2,171,305

SBIC debentures at fair value	$48,608	$—	$—	$48,608

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Portfolio Composition

       Main Street's LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

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

       Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the years ended December 31, 2018, 2017 and 2016 are net of expenses allocated to the External Investment Manager of $6.8 million, $6.4 million and $5.1 million, respectively.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies. For the years ended December 31, 2018, 2017 and 2016, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	56	59
Fair value	$1,195.0	$576.9	$507.9
Cost	$990.9	$608.8	$553.3
% of portfolio at cost — debt	68.7%	96.3%	93.0%
% of portfolio at cost — equity	31.3%	3.7%	7.0%
% of debt investments at cost secured by first priority lien	98.5%	87.9%	92.0%
Weighted-average annual effective yield(b)	12.3%	9.6%	10.4%
Average EBITDA(c)	$4.7	$99.1	$46.1

(a)
At December 31, 2018, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2018, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

       As of December 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $104.6 million in fair value and approximately $109.4 million in cost basis and which comprised approximately 4.8% of Main Street's Investment Portfolio at fair value.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value. As of December 31, 2017, there was no cost basis in this investment and the investment had a fair value of approximately $41.8 million, which comprised approximately 1.9% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market portfolio investments and Private Loan portfolio investments, as of December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2018	December 31, 2017
First lien debt	77.1%	79.0%
Equity	16.6%	15.3%
Second lien debt	5.3%	4.5%
Equity warrants	0.6%	0.7%
Other	0.4%	0.5%

	100.0%	100.0%

Fair Value:	December 31, 2018	December 31, 2017
First lien debt	69.0%	70.5%
Equity	25.5%	24.4%
Second lien debt	4.6%	4.1%
Equity warrants	0.5%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2018	December 31, 2017
West	27.2%	20.7%
Southwest	26.7%	26.1%
Midwest	19.4%	22.3%
Northeast	14.3%	15.2%
Southeast	10.0%	12.8%
Canada	1.4%	1.9%
Other Non-United States	1.0%	1.0%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2018	December 31, 2017
Southwest	28.4%	26.8%
West	28.2%	23.7%
Midwest	18.9%	20.3%
Northeast	13.4%	14.6%
Southeast	8.9%	11.9%
Canada	1.2%	1.8%
Other Non-United States	1.0%	0.9%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018 and 2017 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2018	December 31, 2017
Construction & Engineering	7.5%	6.4%
Media	6.5%	4.4%
Machinery	6.5%	5.2%
Energy Equipment & Services	6.4%	6.9%
Commercial Services & Supplies	4.9%	4.5%
Diversified Telecommunication Services	4.8%	4.1%
Specialty Retail	4.2%	5.3%
Internet Software & Services	4.1%	3.4%
Leisure Equipment & Products	3.9%	3.0%
IT Services	3.8%	3.9%
Aerospace & Defense	3.8%	3.3%
Food Products	3.8%	1.9%
Electronic Equipment, Instruments & Components	3.5%	3.4%
Hotels, Restaurants & Leisure	3.3%	6.2%
Oil, Gas & Consumable Fuels	3.0%	1.6%
Health Care Providers & Services	2.8%	2.9%
Professional Services	2.6%	3.7%
Computers & Peripherals	2.6%	2.8%
Software	2.6%	2.5%
Communications Equipment	2.5%	2.3%
Containers & Packaging	1.9%	0.0%
Construction Materials	1.8%	1.7%
Road & Rail	1.8%	1.0%
Distributors	1.7%	1.9%
Building Products	1.6%	1.9%
Internet & Catalog Retail	1.1%	1.3%
Diversified Financial Services	0.6%	1.6%
Health Care Equipment & Supplies	0.6%	2.0%
Diversified Consumer Services	0.4%	1.6%
Real Estate Management & Development	0.3%	1.0%
Auto Components	0.0%	1.9%
Other(1)	5.1%	6.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2018	December 31, 2017
Machinery	8.8%	6.4%
Construction & Engineering	7.9%	6.3%
Energy Equipment & Services	5.7%	6.2%
Media	5.4%	3.8%
Commercial Services & Supplies	4.4%	4.1%
Specialty Retail	4.2%	5.3%
Diversified Telecommunication Services	4.0%	3.4%
IT Services	3.9%	4.0%
Internet Software & Services	3.8%	3.2%
Computers & Peripherals	3.8%	3.0%
Leisure Equipment & Products	3.7%	2.9%
Aerospace & Defense	3.5%	3.1%
Food Products	3.5%	1.8%
Hotels, Restaurants & Leisure	3.2%	5.9%
Diversified Consumer Services	2.9%	5.9%
Software	2.9%	2.5%
Electronic Equipment, Instruments & Components	2.8%	2.8%
Health Care Providers & Services	2.7%	2.8%
Oil, Gas & Consumable Fuels	2.7%	1.5%
Professional Services	2.4%	3.5%
Communications Equipment	2.2%	2.2%
Construction Materials	2.1%	1.9%
Containers & Packaging	1.8%	0.0%
Road & Rail	1.8%	1.0%
Building Products	1.6%	1.8%
Distributors	1.5%	1.8%
Diversified Financial Services	0.9%	1.6%
Internet & Catalog Retail	0.8%	1.1%
Air Freight & Logistics	0.6%	1.0%
Health Care Equipment & Supplies	0.5%	2.1%
Real Estate Management & Development	0.4%	1.1%
Auto Components	0.0%	1.6%
Other(1)	3.6%	4.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2018 and 2017, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

       In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Street's Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities) are considered significant subsidiaries: the investment test, the asset test and the income test. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from each Control Investment for the period being tested by the absolute value of Main Street's pre-tax income for the same period. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

       As of December 31, 2018 and 2017, Main Street had no single investment that represented greater than 10% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the year ended December 31, 2018, Main Street determined that its income from three of its Control Investments individually generated more than 10% of its total income, primarily due to the unrealized appreciation that was recognized on the investments. As such, Gamber Johnson Holdings, LLC ("GJH"), GRT Rubber Technologies LLC ("GRT") and the wholly owned External Investment Manager were each considered significant subsidiaries at the 10% income level (see further discussion and summarized financial information of the External Investment Manager in Note D). Additionally, after performing the income test for the years ended December 31, 2017 and 2016, Main Street determined that its income from one of its Control Investments individually generated more than 10% of its total income, primarily due to unrealized appreciation that was recognized on the investment. As such, CBT Nuggets, LLC ("CBT"), an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was considered a significant subsidiary at the 10% level as of December 31, 2017 and 2016.

       The following table shows the summarized financial information for CBT:

	As of December 31,
	2018	2017
	(dollars in thousands)
Balance Sheet Data
Current Assets	$4,025	$14,585
Noncurrent Assets	11,372	11,769
Current Liabilities	15,103	17,570
Noncurrent Liabilities	—	—

	Twelve Months Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$39,209	$40,802	$38,779
Gross Profit	35,160	35,837	33,661
Income from Operations	3,978	9,018	13,117
Net Income	4,868	18,379	12,819

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table shows the summarized financial information for GJH:

	As of December 31,
	2018	2017
	(dollars in thousands)
Balance Sheet Data
Current Assets	$17,113	$13,473
Noncurrent Assets	38,038	37,177
Current Liabilities	6,825	5,769
Noncurrent Liabilities	26,857	27,959

	Twelve Months Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$53,715	$42,429	$31,581
Gross Profit	20,927	17,067	13,380
Income from Operations	5,374	3,149	3,712
Net Income	2,799	(486)	1,865

       The following table shows the summarized financial information for GRT:

	As of December 31,
	2018	2017
	(dollars in thousands)
Balance Sheet Data
Current Assets	$8,399	$8,375
Noncurrent Assets	24,242	28,121
Current Liabilities	2,870	3,577
Noncurrent Liabilities	14,445	15,876

	Twelve Months Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Summary of Operations
Total Revenue	$37,821	$31,165	$26,140
Gross Profit	9,526	6,737	6,330
Income from Operations	4,934	2,329	2,181
Net Income	2,470	(103)	(270)

NOTE D — EXTERNAL INVESTMENT MANAGER

       As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager has conditionally agreed to waive the historical incentive fees otherwise earned. During the years ended December 31, 2018, 2017 and 2016, the External Investment Manager earned $11.6 million, $10.9 million and $9.5 million, respectively, of management fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

       The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street's Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street's consolidated statements of operations in "Net Unrealized Appreciation (Depreciation) — Control investments."

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

       Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2018, 2017 and 2016, Main Street allocated $6.8 million, $6.4 million and $5.1 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2018, 2017 and 2016, the total contribution to Main Street's net investment income was $10.6 million, $9.4 million and $7.9 million, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is as follows:

	As of December 31,
	2018	2017
	(dollars in thousands)
Cash	$—	$—
Accounts receivable — HMS Income	2,947	2,863

Total assets	$2,947	$2,863

Accounts payable to MSCC and its subsidiaries	$1,786	$1,963
Dividend payable to MSCC and its subsidiaries	1,161	900
Equity	—	—

Total liabilities and equity	$2,947	$2,863

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Management fee income	$11,592	$10,946	$9,540
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,324)	(3,989)	(3,470)
Other G&A expenses	(2,444)	(2,381)	(1,619)

Total allocated expenses	(6,768)	(6,370)	(5,089)

Pre-tax income	4,824	4,576	4,451
Tax expense	(1,002)	(1,544)	(1,623)

Net income	$3,822	$3,032	$2,828

NOTE E — DEBT

SBIC Debentures

       Under existing SBA regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the Funds, has an effective maximum amount of $346.0 million following the prepayment of $4.0 million of existing SBIC debentures as discussed below. SBIC debentures payable were $345.8 million and $295.8 million at December 31, 2018 and 2017, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the year ended December 31, 2018, Main Street issued $54.0 million of SBIC debentures and opportunistically prepaid $4.0 million of existing SBIC debentures as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $1.4 million due to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate on the SBIC debentures was 3.7% and 3.6% as of December 31, 2018 and 2017, respectively. The first principal maturity due under the existing SBIC debentures is in 2019, and the weighted-average remaining duration as of December 31, 2018 was approximately 5.6 years. For the years ended December 31, 2018, 2017 and 2016, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $12.8 million, $10.5 million and $10.0 million, respectively. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

       As of December 31, 2018, the recorded value of the SBIC debentures was $338.2 million which consisted of (i) $44.7 million recorded at fair value, or $1.3 million less than the $46.0 million par value of the SBIC debentures issued in MSC II, (ii) $149.8 million par value of SBIC debentures outstanding held in MSMF, with a recorded value of $148.0 million that was net of unamortized debt issuance costs of $1.8 million and (iii) $150.0 million par value of SBIC debentures held in MSC III with a recorded value of $145.5 million that was net of unamortized debt issuance costs of $4.5 million. As of December 31, 2018, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $310.0 million, or $35.8 million less than the $345.8 million face value of the SBIC debentures.

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2018 and 2017 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2018	December 31, 2017
9/1/2019	4.95%	16,000,000	20,000,000
3/1/2020	4.51%	10,000,000	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	10,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	39,000,000	39,000,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	21,000,000
9/1/2028	3.55%	32,000,000	—

Ending Balance		345,800,000	295,800,000

Credit Facility

       Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended and restated during 2018 to provide for an increase in total commitments from $585.0 million to $705.0 million and to increase the diversified group of lenders to eighteen, eliminate interest rate adjustments previously subject to Main Street's maintenance of an investment grade rating and extend the final maturity by two years to September 2023. The amended Credit Facility also contains an upsized accordion feature which allows Main Street to increase the total commitments under the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.5% as of December 31, 2018) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of December 31, 2018) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2018, Main Street had $301.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2018, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $11.7 million, $10.6 million and $9.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the interest rate on the Credit Facility was 4.2% and the average interest rate for the year ended December 31, 2018 was 3.9%. As of December 31, 2018, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

       In April 2013,Main Street issued $92.0 million, including the underwriters' full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $1.5 million for the year ended December 31 2018 and $5.9 million for each of the years ended December 31, 2017 and 2016.

4.50% Notes due 2019

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $174.3 million was net of unamortized debt issuance costs of $0.7 million. As of December 31, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $175.0 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $8.6 million for each of the years ended December 31, 2018, 2017 and 2016.

       The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of December 31, 2018, Main Street was in compliance with these covenants.

4.50% Notes due 2022

       In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2018, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.6 million was net of unamortized debt issuance costs of $2.4 million. As of December 31, 2018, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $186.2 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $9.0 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

       The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of December 31, 2018, Main Street was in compliance with these covenants.

Contractual Payment Obligations

       A summary of Main Street's contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2018 is as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
SBIC debentures	$16,000	$55,000	$40,000	$5,000	$16,000	$213,800	$345,800
4.50% Notes due 2019	175,000	—	—	—	—	—	175,000
4.50% Notes due 2022	—	—	—	185,000	—	—	185,000
Credit Facility	—	—	—	—	301,000	—	301,000

Total	$191,000	$55,000	$40,000	$190,000	$317,000	$213,800	$1,006,800

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2018	2017	2016	2015	2014
NAV at the beginning of the period	$23.53	$22.10	$21.24	$20.85	$19.89
Net investment income(1)	2.60	2.39	2.23	2.18	2.20
Net realized gain (loss)(1)(2)	(0.03)	0.19	0.56	(0.43)	0.53
Net unrealized appreciation (depreciation)(1)(2)	0.32	0.86	(0.14)	0.20	(0.27)
Income tax benefit (provision)(1)(2)	(0.09)	(0.43)	0.02	0.18	(0.15)

Net increase in net assets resulting from operations(1)	2.80	3.01	2.67	2.13	2.31
Dividends paid from net investment income	(2.69)	(2.47)	(1.99)	(2.49)	(2.17)
Distributions from capital gains	(0.16)	(0.32)	(0.74)	(0.16)	(0.38)

Total dividends paid	(2.85)	(2.79)	(2.73)	(2.65)	(2.55)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.47	1.07	0.76	0.74	1.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.06	0.08	0.12	0.12
Other(3)	0.06	0.09	0.09	0.06	0.02

NAV at the end of the period	$24.09	$23.53	$22.10	$21.24	$20.85

Market value at the end of the period	$33.81	$39.73	$36.77	$29.08	$29.24
Shares outstanding at the end of the period	61,264,861	58,660,680	54,354,857	50,413,744	45,079,150

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

	Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
NAV at end of period	$1,476,049	$1,380,368	$1,201,481	$1,070,894	$939,982
Average NAV	$1,441,163	$1,287,639	$1,118,567	$1,055,313	$885,568
Average outstanding debt	$947,694	$843,993	$801,048	$759,396	$575,524
Ratio of total expenses, including income tax expense, to average NAV(1)	5.75%	7.37%	5.48%	4.63%	5.82%
Ratio of operating expenses to average NAV(2)	5.32%	5.47%	5.59%	5.45%	5.11%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	2.30%	2.63%	2.58%	2.41%	2.44%
Ratio of net investment income to average NAV	10.87%	10.51%	10.35%	10.15%	10.79%
Portfolio turnover ratio	29.13%	38.18%	24.63%	25.37%	35.71%
Total investment return(3)	–8.25%	16.02%	37.36%	8.49%	–3.09%
Total return based on change in NAV(4)	12.19%	14.20%	12.97%	11.11%	12.71%

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

NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2018, Main Street paid supplemental dividends of $0.275 per share in each of June and December 2018, regular monthly dividends of $0.190 per share for each month of January through September 2018, regular monthly dividends of $0.195 per share for each month of October through December 2018, with such dividends totaling $170.9 million, or $2.845 per share. The 2018 regular monthly dividends, which total $137.5 million, or $2.295 per share, represent a 2.7% increase from the regular monthly dividends paid per share for the year ended 2017. For tax purposes, the 2018 dividends, which included the effects of dividends on an accrual basis, total $2.85 per share and were comprised of (i) ordinary income totaling approximately $2.270 per share, (ii) long term capital gain totaling approximately $0.375 per share, and (iii) qualified dividend income totaling approximately $0.205 per share. As of December 31, 2018, Main Street estimates that it has generated undistributed taxable income of approximately $53.4 million, or $0.87 per share, that will be carried forward toward distributions to be paid in 2019. For the years ended

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2017 and 2016, Main Street paid total dividends of approximately $157.6 million, or $2.785 per share, and $141.6 million, or $2.725 per share, respectively.

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

       Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. The tax character of distributions paid for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Ordinary income(1)	$136,934	$126,540	$100,059
Qualified dividends	12,277	4,656	2,992
Distributions of long term capital gains	22,513	27,479	39,522

Distributions on tax basis	$171,724	$158,675	$142,573

(1)
The years ended December 31, 2018, 2017 and 2016 include $1.4 million, $1.5 million and $1.6 million, respectively, that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$168,213	$170,622	$138,899
Book-tax difference from share-based compensation expense	(1,430)	(867)	1,619
Net unrealized (appreciation) depreciation	(19,275)	(48,757)	7,519
Income tax provision (benefit)	6,152	24,471	(1,227)
Pre-tax book (income) loss not consolidated for tax purposes	(454)	2,357	15,742
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	17,649	10,844	(7,300)

Estimated taxable income(1)	170,855	158,670	155,252
Taxable income earned in prior year and carried forward for distribution in current year	42,357	42,362	29,683
Taxable income earned prior to period end and carried forward for distribution next period	(53,436)	(53,503)	(52,410)
Dividend payable as of period end and paid in the following period	11,948	11,146	10,048

Total distributions accrued or paid to common stockholders	$171,724	$158,675	$142,573

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

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated statement of operations. Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes was comprised of the following for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$(2,398)	$1,865	$1
State	1,688	1,415	347

Total current tax expense (benefit)	(710)	3,280	348
Deferred tax expense (benefit):
Federal	3,763	15,248	(5,359)
State	2,070	4,017	2,043

Total deferred tax expense (benefit)	5,833	19,265	(3,316)
Excise tax	1,029	1,926	1,741

Total income tax provision (benefit)	$6,152	$24,471	$(1,227)

       MSCC operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSCC will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between Main Street's reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

       As of December 31, 2018, the cost of investments for U.S. federal income tax purposes was $2,244.0 million, with such investments having a gross unrealized appreciation of $385.6 million and gross unrealized depreciation of $172.0 million.

       The net deferred tax liability at December 31, 2018 was $17.0 million compared to $10.6 million at December 31, 2017, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The net deferred tax liability as of December 31, 2017 equal to $10.6 million reflects a reduction of $2.8 million resulting from the decrease in the U.S. federal corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act (see further discussion in Note B.9.). For the year ended December 31, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had capital loss carryforwards totaling approximately $7.8 million which, if unused, will expire in taxable year 2021 and generated a capital loss carryforward of $5.1 million which, if unused, will expire in taxable year 2023. At December 31, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, as a result of the Tax Cuts and Jobs Act, our Taxable Subsidiaries have an interest expense limitation carryforward which have an indefinite carryforward.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2018 and

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$29,546	$28,422
Interest Expense Carryforwards	5,199	—
Capital loss carryforwards	2,795	1,011
Other	1,532	893

Total deferred tax assets	39,072	30,326

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(37,137)	(31,711)
Net basis differences in portfolio investments	(18,961)	(9,168)
Other	—	—

Total deferred tax liabilities	(56,098)	(40,879)

Total deferred tax asset (liabilities), net	$(17,026)	$(10,553)

NOTE H — COMMON STOCK

       Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2018, Main Street sold 2,060,019 shares of its common stock at a weighted-average price of $38.48 per share and raised $79.3 million of gross proceeds under the ATM Program. Net proceeds were $78.0 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2018, 2,994,469 shares remained available for sale under the ATM Program.

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

NOTE I — DIVIDEND REINVESTMENT PLAN ("DRIP")

       Main Street's DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, its stockholders who have not "opted out" of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC's common stock on the valuation date determined for each dividend by Main Street's Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. Main Street's DRIP is administered by its transfer agent on behalf of Main Street's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street's DRIP but may provide a similar dividend reinvestment plan for their clients.

       For the year ended December 31, 2018, $14.9 million of the total $170.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 394,403 newly issued shares. For the year ended December 31, 2017, $9.2 million of the total $157.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 234,513 newly issued shares. For the year ended December 31, 2016, $14.1 million of the total $141.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 434,631 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2018.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)

Restricted stock available for issuance as of December 31, 2018	2,270,995

       As of December 31, 2018, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)

Restricted stock available for issuance as of December 31, 2018	274,122

       For the years ended December 31, 2018, 2017 and 2016, Main Street recognized total share-based compensation expense of $9.2 million, $10.0 million and $8.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. As of December 31, 2018, there was $10.8 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.8 years as of December 31, 2018.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — COMMITMENTS AND CONTINGENCIES

       As of December 31, 2018, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$240
EnCap Energy Capital Fund IX, L.P.	344
EnCap Energy Capital Fund X, L.P.	2,467
EnCap Flatrock Midstream Fund II, L.P.	6,311
EnCap Flatrock Midstream Fund III, L.P.	2,083

$11,445
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	3,000

$6,000
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,345

$2,720
Harris Preston Fund Investments
HPEP 3, L.P.	$3,267
EIG Fund Investments	$4,668
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners — A, LP	506

$2,100
Copper Trail Fund Investments
Copper Trail Energy Fund I, LP	$1,232
I-45 SLF LLC	$800
Access Media Holdings, LLC	$284

Total equity commitments	$51,621

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Independent Pet Partners Intermediate Holdings, LLC	$29,089
GRT Rubber Technologies LLC	8,375
SI East, LLC	7,500
California Splendor Holdings LLC	7,409
NexRev LLC	4,000
PT Network, LLC	3,618
Hoover Group, Inc.	2,250
Boccella Precast Products LLC	2,000
Arcus Hunting LLC	1,807
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Meisler Operating LLC	1,600
Lamb Ventures, LLC	1,500
Gamber-Johnson Holdings, LLC	1,200
Volusion, LLC	1,075
NRI Clinical Research, LLC	1,000
Aethon United BR LP	938
Kickhaefer Manufacturing Company, LLC	936
CTVSH, PLLC	800
BBB Tank Services, LLC	800
DTE Enterprises RLOC	750
ASC Ortho Management Company, LLC	750
Adams Publishing Group, LLC	750
Tedder Industries, LLC	720
HDC/HW Intermediate Holdings	640
Wireless Vision Holdings, LLC	592
Jensen Jewelers of Idaho, LLC	500
New Era Technology, Inc.	479
Barfly Ventures, LLC	368
American Nuts, LLC	280
Dynamic Communities, LLC	250
ATS Workholding, LLC	42
BigName Commerce, LLC	29

Total loan commitments	$85,247

Total commitments	$136,868

       Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.3 million on the outstanding unfunded commitments as of December 31, 2018.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Main Street has an operating lease for office space. Total rent expense incurred by Main Street for the years ended December 31 2018, 2017 and 2016 was $0.7 million, $0.7 million and $0.6 million, respectively.

       The following table shows future minimum payments under Main Street's operating lease as of December 31, 2018:

For the Years Ended December 31,	Amount
2019	$748
2020	762
2021	776
2022	790
2023	804
Thereafter	3,429

Total	$7,309

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

NOTE L — SELECTED QUARTERLY DATA (UNAUDITED)

	2018
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$55,942	$59,869	$58,263	$59,280
Net investment income	$36,975	$39,512	$38,075	$42,083
Net increase in net assets resulting from operations	$34,517	$55,451	$68,740	$9,505
Net investment income per share — basic and diluted	$0.63	$0.66	$0.63	$0.69
Net increase in net assets resulting from operations per share — basic and diluted	$0.59	$0.93	$1.13	$0.16

	2017
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$47,889	$50,271	$51,786	$55,795
Net investment income	$31,166	$32,693	$34,029	$37,483
Net increase in net assets resulting from operations	$31,450	$42,829	$34,899	$61,444
Net investment income per share — basic and diluted	$0.57	$0.58	$0.60	$0.64
Net increase in net assets resulting from operations per share — basic and diluted	$0.57	$0.76	$0.61	$1.05

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$42,006	$42,902	$46,599	$46,830
Net investment income	$27,164	$27,648	$30,557	$30,432
Net increase in net assets resulting from operations	$16,812	$30,911	$43,181	$47,993
Net investment income per share — basic and diluted	$0.54	$0.54	$0.58	$0.57
Net increase in net assets resulting from operations per share — basic and diluted	$0.33	$0.60	$0.82	$0.90

NOTE M — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At December 31, 2018, Main Street had a receivable of approximately $2.9 million due from the External Investment Manager which included (i) approximately $1.8 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.2 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2018, $6.1 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of December 31, 2018 represented 119,639 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE N — SUBSEQUENT EVENTS

       In January 2019, Main Street led a new portfolio investment to facilitate the minority recapitalization of Centre Technologies, Inc. ("Centre"), a premier provider of IT hardware, software and service solutions. Main Street, along with its co-investors, partnered with Centre's founder and Chief Executive Officer and management team to facilitate the transaction, with Main Street funding $18.1 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in Houston, Texas, and founded in 2006, Centre has established itself as a mission critical IT solutions provider offering a full suite

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of solutions including managed and hosted services, value-added sourcing and integration, and project services.

       In January 2019, Main Street led new portfolio investment to facilitate the management buyout of CompareNetworks Inc. ("CompareNetworks"), a leading provider of media, marketing and technology solutions that drive revenue for life science and healthcare product manufacturers. Main Street, along with its co-investors, partnered with CompareNetworks' founders and management team to facilitate the transaction, with Main Street funding $10.7 million in a combination of first-lien, senior secured term debt and a direct equity investment. Headquartered in South San Francisco, California, and founded in 2000, CompareNetworks provides life scientists, researchers, lab-based professionals, pharmaceutical professionals and healthcare professionals with digital tools and information resources to research, identify and determine which products and technologies to use.

       In January 2019, Main Street fully exited its equity investment in Boss Industries, LLC ("Boss"). Boss markets, designs and manufacturers vehicle-mounted, and portable air compressor and generator systems utilized in municipal and utility services, energy product and industrial services. Main Street realized a gain of approximately $4.0 million on the exit of its equity investment in Boss.

       During February 2019, Main Street declared regular monthly dividends of $0.200 per share for each month of April, May and June 2019. These regular monthly dividends equal a total of $0.600 per share for the second quarter of 2019 and represent a 5.3% increase from the dividends declared for the second quarter of 2018. Including the dividends declared for the second quarter of 2019, Main Street will have paid $25.420 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders'
Main Street Capital Corporation

Opinion on financial statement schedule

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB") the consolidated financial statements of Main Street Capital Corporation and subsidiaries (the "Company") referred to in our report dated March 1, 2019, which is included in the annual report on Form 10-K. Our audits of the consolidated financial statements also included the audit of the financial statement schedule (listed in the index appearing under Item 15(2)). In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

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
March 1, 2019

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2018
(dollars in thousands)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Majority-owned investments

Café Brazil, LLC	Member Units	(8)	$—	$(120)	$291	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	1,025	—	21,128	10,200	10,928
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,990	—	27,755	—	27,755
	Preferred Member Units	(9)	—	(1,030)	178	—	12,500	2,755	9,745

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(33)	1,517	13,280	33	1,233	12,080
	Member Units	(5)	—	1,110	500	9,500	1,110	—	10,610
	10% Secured Debt	(5)	—	—	117	1,183	—	22	1,161
	Member Units	(5)	—	70	—	280	70	—	350

CMS Minerals Investments	Member Units	(9)	—	921	117	2,392	921	733	2,580

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,502	—	18,631	783	17,848
	Preferred Stock	(9)	—	6,500	—	—	14,900	—	14,900

Gamber-Johnson Holdings, LLC	LIBOR Plus 7.50% (Floor 2.00%)	(5)	—	(57)	2,579	23,400	57	1,971	21,486
	Member Units	(5)	—	22,090	1,797	23,370	22,090	—	45,460

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(30)	1,199	11,603	30	1,893	9,740
	Member Units	(8)	—	17,090	2,876	21,970	17,090	—	39,060

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	597	—	1,133

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(47)	1,765	15,250	47	947	14,350
	Preferred Member Units	(9)	—	1,860	276	11,660	1,860	—	13,520

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(20)	450	3,955	20	620	3,355
	Member Units	(9)	—	(10)	250	5,100	—	10	5,090

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(18)	976	9,942	218	1,821	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	650	—	6,790	650	—	7,440
	9.5% Secured Debt	(8)	—	—	42	432	—	—	432
	Member Units	(8)	—	110	53	520	110	—	630

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	182	1,390	356	—	1,746
	12% Secured Debt	(9)	—	—	491	3,863	17	—	3,880
	Member Units	(9)	—	1,689	6	1,575	2,285	—	3,860
	9.5% Secured Debt	(9)	—	—	74	791	—	45	746
	Member Units	(9)	—	180	57	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	23,980	3,822	41,768	23,980	—	65,748

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	969	7,696	42	232	7,506
	Common Stock	(6)	—	(6,610)	—	6,820	—	6,610	210

NexRev LLC	11% Secured Debt	(8)	—	—	1,829	—	17,288	—	17,288
	Preferred Member Units	(8)	—	1,010	60	—	7,890	—	7,890

NRP Jones, LLC	12% Secured Debt	(5)	—	—	776	6,376	—	—	6,376
	Member Units	(5)	—	2,710	—	3,250	2,710	—	5,960

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(35)	1,487	16,100	35	1,035	15,100
	Common Stock	(8)	—	(2,060)	3	12,440	—	2,060	10,380

Principle Environmental, LLC	13% Secured Debt	(8)	—	(51)	1,037	7,477	51	51	7,477
(d/b.a TruHorizon	Preferred Member Units	(8)	—	1,600	1,482	11,490	1,600	—	13,090
Environmental Solutions)	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	(2,303)	—	4,938	1,174	2,303	3,809
Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	20	—	480	—	480
	12%, Secured Debt	(9)	—	—	1,010	—	16,246	—	16,246
	Member Units	(9)	—	—	—	—	7,476	—	7,476

The MPI Group, LLC	9% Secured Debt	(7)	—	171	268	2,410	172	—	2,582
	Series A Preferred Units	(7)	—	440	—	—	440	—	440
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	190	2,389	90	—	2,479

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	364	2,797	17	661	2,153
	Series A Preferred Stock	(9)	—	740	—	3,000	740	—	3,740
	Common Stock	(9)	—	280	—	—	280	—	280

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	2	68	996	4	—	1,000
	12% Secured Debt	(8)	—	—	47	300	125	—	425
	14% Secured Debt	(8)	—	—	390	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(1,970)	—	3,220	—	1,971	1,249

Other controlled investments

Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(8,592)	25	17,150	—	8,592	8,558
	Preferred Member Units(12)	(5)	—	(1,517)	—	—	1,233	1,517	(284)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	199	1,795	—	173	1,622
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	(117)	334	3,249	1,258	117	4,390
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	229	1,482	11,596	—	—	11,596
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,274	—	9,839	372	9,467
	Preferred Member Units	(9)	—	—	117	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(27,950)	11,395	89,560	—	27,950	61,610

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	2,645	—	21,425	1,397	20,028
	Member Units	(8)	—	7,500	2,349	—	18,940	—	18,940
	Member Units	(8)	—	—	—	—	732	—	732

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(5)	—	—	45	—	1,600	1,600	—
	12% Secured Debt	(5)	—	83	2,034	18,225	163	6,500	11,888
	Preferred Member Units	(5)	—	1,620	250	650	1,620	—	2,270

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	22	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	675	57	2,500	1,944	274	4,170

Datacom, LLC	8% Secured Debt	(8)	—	(110)	33	1,575	225	110	1,690
	10.50% PIK Secured Debt	(8)	—	(1,493)	330	11,110	169	1,493	9,786
	Class A Preferred Member Units	(8)	—	(843)	—	730	113	843	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	2,713	—	26,171	660	25,511
	Preferred Member Units	(5)	—	—	150	—	8,800	334	8,466

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	642	5,443	18	362	5,099
	Member Units	(8)	—	650	—	1,940	650	—	2,590

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	1,312	10,632	2,340	970	12,002
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,630	1,227	10,060	1,630	—	11,690

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	11	80	160	240	—
	12.5% Secured Debt	(8)	—	—	1,634	12,703	25	134	12,594
	Member Units	(8)	—	(720)	—	4,840	—	720	4,120
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	4,490	180	3,580	4,490	—	8,070

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	(6)	—	—	1,431	9,918	20	—	9,938
	Preferred Member Units	(6)	—	2	170	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	(3)	9	375	3	378	—
	12.5% Secured Debt	(5)	—	(33)	546	5,900	33	5,933	—
	Member Units	(5)	—	4,190	842	4,420	4,190	—	8,610

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	33	—	1,045	—	1,045
	11.5% Secured Debt	(5)	—	—	1,125	—	27,730	—	27,730
	Member Units	(5)	—	—	—	—	12,240	—	12,240
	9.0% Secured Debt	(5)	—	—	63	—	3,970	—	3,970
	Member Units	(5)	—	—	—	—	992	—	992

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,078	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	26	—	680	480	200
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	3,121	23,143	41	560	22,624
	Member Units	(9)	—	(1,600)	—	14,700	—	1,600	13,100

MH Corbin Holding LLC	10% Current/3% PIK Secured Debt	(5)	—	(387)	1,187	12,526	119	912	11,733
	Preferred Member Units	(5)	—	(5,000)	140	6,000	—	5,000	1,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(25)	1,277	11,475	25	25	11,475
	Member Units	(8)	—	2,320	1,862	11,670	2,320	—	13,990

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	140	982	4,265	3,035	615	6,685
	Warrants	(9)	—	160	—	500	160	—	660
	Member Units	(9)	—	(22)	—	2,500	152	174	2,478

NuStep, LLC	12% Secured Debt	(5)	—	—	2,550	20,420	38	—	20,458
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	1,910	1,608	14,110	1,910	—	16,020

Pegasus Research Group, LLC	Member Units	(8)	—	(2,630)	—	10,310	—	2,630	7,680

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	(28)	43	707	43	28	722
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	370	—	2,559	371	—	2,930

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	119	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,159)	865	10,089	—	10,089	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$37,826	$85,853	$750,706	$400,284	$156,629	$1,004,993

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$90	$—	$860	$90	$—	$950
	Preferred Member Units	(8)	—	390	40	3,590	390	—	3,980

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(164)	1,177	8,715	1,467	164	10,018
	Options	(5)	—	(190)	210	920	210	190	940
	Warrants	(5)	—	(110)	—	520	—	110	410

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	83	778	434	1,212	—
	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	693	3,876	—	43	3,833
	Preferred Member Units	(8)	—	—	—	—	113	—	113
	Member Units	(8)	—	(270)	—	500	—	270	230

Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	—	43	1,964	16,400	2,164	2,840	15,724
	Member Units	(6)	—	1,640	635	3,440	1,640	—	5,080

Boss Industries, LLC	Preferred Member Units	(5)	—	2,080	849	3,930	2,246	—	6,176

Bridge Capital Solutions	13% Secured Debt	(6)	—	—	1,351	5,884	337	—	6,221
Corporation	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(2)	134	1,000	2	2	1,000
	Preferred Member Units	(6)	—	—	108	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	2,286	20,193	45	1,200	19,038
	Preferred Member Units	(7)	—	5	254	4,172	259	—	4,431

CAI Software LLC	12% Secured Debt	(6)	—	94	726	4,083	7,797	1,000	10,880
	Member Units	(6)	—	(610)	20	3,230	97	610	2,717

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(8)	604	4,500	54	8	4,546
	Class A Units	(8)	—	(530)	60	2,650	—	530	2,120

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	4,663	630	7,807	16,659	20,536	3,930
	Common Stock	(9)	—	(3,141)	—	—	3,141	3,141	—

Condit Exhibits, LLC	Member Units	(9)	—	—	123	1,950	—	—	1,950

Congruent Credit	LP Interests (Fund II)	(8)	—	(140)	—	1,515	—	660	855
Opportunities Funds	LP Interests (Fund III)	(8)	—	(254)	2,017	18,632	4,014	5,178	17,468

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	138	—	7,165	138	150	7,153
	LP Interests (Dos Rios Partners — A, LP)	(8)	—	430	—	1,889	430	48	2,271

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(70)	35	630	—	70	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	—	—	64	1,055	479	1,029	505

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(215)	102	5,614	—	215	5,399
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(123)	902	8,506	2,597	123	10,980

Gault Financial, LLC	8% Secured Debt	(7)	(33)	950	815	11,532	950	12,482	—
(RMB Capital, LLC)	Warrants	(7)	(400)	400	—	—	400	400	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	790	—	1,733

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(26)	1,561	14,300	26	26	14,300
	Preferred Member Units	(9)	—	3,460	352	3,800	3,460	—	7,260
	Preferred Member Units	(9)	—	180	—	200	180	—	380

Houston Plating and	8% Unsecured Convertible Debt	(8)	—	520	243	3,200	520	—	3,720
Coatings, LLC	Member Units	(8)	—	2,133	289	6,140	2,190	—	8,330
I-45 SLF LLC	Member Units	(8)	—	(1,214)	2,945	16,841	—	1,214	15,627

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	60	—	2,000	60	—	2,060

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	2,228	16,633	3,999	320	20,312
	Member Units	(5)	—	735	—	3,390	2,390	—	5,780

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	649	5,094	649	—	5,743
	10% PIK Secured Debt	(8)	—	—	5	48	5	—	53
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	(1,371)	1,371	—	—	1,371	1,371	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	2,105	12,593	615	1,300	11,908
	Preferred Stock	(9)	—	(550)	—	890	—	550	340
	Preferred Stock	(9)	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease	12% Secured Debt	(8)	—	—	—	250	—	—	250
and Rental Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(750)	23	1,790	—	750	1,040

SI East, LLC	10.25% Current, Secured Debt	(7)	—	—	1,471	—	36,501	1,616	34,885
	Preferred Member Units	(7)	—	—	—	—	6,000	—	6,000

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	463	—	6,959	—	6,959
	Warrants	(6)	—	—	—	—	181	—	181
	Member Units	(6)	—	—	—	—	700	—	700

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	(6)	127	—	2,975	6	2,969
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	—	819	8,535	6	8,541	—
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	7	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	122	865	87	952	—
	Preferred Stock	(6)	—	41	1,038	7,320	1,080	987	7,413
	Preferred Stock	(6)	—	—	121	—	1,852	215	1,637
	Preferred Stock	(6)	—	8	580	2,850	587	399	3,038
	Common Stock	(6)	399	(1,069)	—	2,490	—	1,070	1,420

Universal Wellhead Services	Preferred Member Units	(8)	—	—	120	830	120	—	950
Holdings, LLC	Member Units	(8)	—	420	—	1,910	420	—	2,330

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	—	1,400	11,685	81	11,766	—
	Preferred Member Units	(8)	1,898	—	58	1,600	—	1,600	—

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,818	15,200	3,207	—	18,407
	8% Unsecured Convertible Debt	(8)	—	—	15	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(190)	—	2,080	—	190	1,890

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(473)	473	365	2,825	—	—	—

Total Affiliate investments			$20	$12,062	$36,800	$338,854	$125,544	$101,683	$359,890

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2018 for control investments located in this region was $257,870. This represented 17.5% of net assets as of December 31, 2018. The fair value as of December 31, 2018 for affiliate investments located in this region was $60,015. This represented 4.1% of net assets as of December 31, 2018.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2018 for control investments located in this region was $21,596. This represented 1.5% of net assets as of December 31, 2018. The fair value as of December 31, 2018 for affiliate investments located in this region was $70,959. This represented 4.8% of net assets as of December 31, 2018.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2018 for control investments located in this region was $15,760. This represented 1.1% of net assets as of December 31, 2018. The fair value as of December 31, 2018 for affiliate investments located in this region was $64,914. This represented 4.4% of net assets as of December 31, 2018.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2018 for control investments located in this region was $401,355. This represented 27.2% of net assets as of December 31, 2018. The fair value as of December 31, 2018 for affiliate investments located in this region was $120,454. This represented 8.2% of net assets as of December 31, 2018.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2018 for control investments located in this region was $308,412. This represented 20.9% of net assets as of December 31, 2018. The fair value as of December 31, 2018 for affiliate investments located in this region was $43,548. This represented 3.0% of net assets as of December 31, 2018.

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

(12)
Investment has an unfunded commitment as of December 31, 2018 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2017
(dollars in thousands)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Majority-owned investments

Café Brazil, LLC	Member Units	(8)	$—	$(1,140)	$179	$6,040	$—	$1,140	$4,900

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	(5)	—	112	1,542	14,337	143	1,200	13,280
	Member Units	(5)	—	2,220	520	7,280	2,220	—	9,500
	10% Secured Debt	(5)	—	12	119	1,190	12	19	1,183
	Member Units	(5)	—	70	—	210	70	—	280

CMS Minerals Investments	Preferred Member Units	(8)	1,405	(1,578)	96	3,682	—	3,682	—
	Member Units	(8)	—	(600)	212	3,381	—	989	2,392

Gamber-Johnson	LIBOR Plus 11.00% (Floor 1.00%)	(5)	—	187	2,988	23,846	235	681	23,400
Holdings, LLC	Member Units	(5)	—	4,450	592	18,920	4,450	—	23,370

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(34)	1,314	13,274	34	1,705	11,603
	Member Units	(8)	—	1,660	746	20,310	1,660	—	21,970

Harborside Holdings, LLC	Member Units	(8)	—	3,194	—	—	9,400	—	9,400

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	—	—	—	536	—	536

Hydratec, Inc.	Common Stock	(9)	—	(640)	1,631	15,640	—	640	15,000

IDX Broker, LLC	11.5% Secured Debt	(9)	—	88	1,316	10,950	5,500	1,200	15,250
	Preferred Member Units	(9)	—	4,274	136	7,040	4,620	—	11,660

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(20)	451	4,055	520	620	3,955
	Member Units	(9)	—	640	207	4,460	640	—	5,100

Lamb Ventures, LLC	11% Secured Debt	(8)	—	52	994	7,657	2,850	565	9,942
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	800	40	5,990	800	—	6,790
	9.5% Secured Debt	(8)	—	4	65	1,170	432	1,170	432
	Member Units	(8)	—	(820)	845	1,340	—	820	520

Lighting Unlimited, LLC	8% Secured Debt	(8)	—	—	29	1,514	—	1,514	—
	Preferred Equity	(8)	(434)	24	—	410	24	434	—
	Warrants	(8)	(54)	54	—	—	54	54	—
	Member Units	(8)	(100)	100	—	—	100	100	—

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	176	1,750	593	953	1,390
	12% Secured Debt	(9)	—	—	477	3,900	—	37	3,863
	Member Units	(9)	—	(1,500)	6	2,480	595	1,500	1,575
	9.5% Secured Debt	(9)	—	—	78	836	—	45	791
	Member Units	(9)	—	150	72	600	690	—	1,290

MSC Adviser I, LLC	Member Units	(8)	—	11,151	3,032	30,617	11,151	—	41,768

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	(124)	1,073	9,176	52	1,532	7,696
	Common Stock	(6)	—	1,040	—	5,780	1,040	—	6,820

NRP Jones, LLC	12% Secured Debt	(5)	—	—	4,117	13,915	7,821	15,360	6,376
	Warrants	(5)	—	687	—	130	687	817	—
	Member Units	(5)	—	2,023	18	410	2,840	—	3,250

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	128	1,473	17,826	174	1,900	16,100
	Common Stock	(8)	—	660	80	11,780	660	—	12,440

Principle Environmental, LLC	13% Secured Debt	(8)	—	131	998	7,438	39	—	7,477
(d/b.a TruHorizon	Preferred Member Units	(8)	(63)	6,183	—	5,370	6,183	63	11,490
Environmental Solutions)	Warrants	(8)	—	380	—	270	380	—	650

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(391)	273	7,068	273	391	6,950
	Member Units	(7)	—	—	—	3,188	1,750	—	4,938

The MPI Group, LLC	9% Secured Debt	(7)	—	(513)	268	2,922	1	513	2,410
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	92	2,300	89	—	2,389

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	54	872	—	524	348
	Member Units	(8)	69	(496)	235	4,640	—	760	3,880

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	382	2,814	—	17	2,797
	Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
	Common Stock	(9)	—	—	—	—	—	—	—

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	68	994	2	—	996
	12% Secured Debt	(8)	—	—	37	300	—	—	300
	14% Secured Debt	(8)	—	—	390	2,750	—	—	2,750
	Warrants	(8)	—	(240)	—	240	—	240	—
	Preferred Member Units	(8)	—	(880)	—	4,100	—	880	3,220

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Other controlled investments

Access Media Holdings, LLC	5% Current/5% PIK Secured Debt	(5)	—	(3,714)	2,379	19,700	1,164	3,714	17,150
	Preferred Member Units	(5)	—	(1,908)	—	240	1,668	1,908	—
	Member Units	(5)	—	—	—	—	—	—	—

Ameritech College Operations, LLC	13% Secured Debt	(9)	—	—	96	1,003	—	1,003	—
	13% Secured Debt	(9)	—	—	285	3,025	—	3,025	—
	Preferred Member Units	(9)	(3,321)	—	198	2,291	3,900	6,191	—

ASC Interests, LLC	11% Secured Debt	(8)	—	(16)	232	2,100	11	316	1,795
	Member Units	(8)	—	(1,150)	(12)	2,680	—	1,150	1,530

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	36	—	3,249	—	3,249
	Preferred Member Units	(9)	—	—	—	—	3,726	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	(40)	1,450	11,596	40	40	11,596
	Common Stock	(8)	—	2,710	—	6,660	2,710	—	9,370

CBT Nuggets, LLC	Member Units	(9)	—	34,080	9,439	55,480	34,080	—	89,560

Charps, LLC	12% Secured Debt	(5)	—	—	2,371	—	19,025	800	18,225
	Preferred Member Units	(5)	—	250	—	—	650	—	650

Copper Trail Energy Fund I, LP	LP Interests	(9)	—	—	—	—	2,500	—	2,500

Datacom, LLC	8% Secured Debt	(8)	—	—	101	900	945	270	1,575
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	(599)	1,296	11,049	660	599	11,110
	Class A Preferred Member Units	(8)	—	(638)	—	1,368	—	638	730
	Class B Preferred Member Units	(8)	—	(1,529)	—	1,529	—	1,529	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	702	5,219	991	767	5,443
	Member Units	(8)	—	790	—	1,150	790	—	1,940

Gulf Manufacturing, LLC	9% PIK Secured Debt	(8)	—	—	51	777	—	777	—
	Member Units	(8)	—	1,290	437	8,770	1,290	—	10,060

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	5	—	80	—	80
	12.5% Secured Debt	(8)	—	—	1,557	9,911	2,792	—	12,703
	Member Units	(8)	—	1,159	40	3,124	1,716	—	4,840

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	460	—	3,120	460	—	3,580

Hawthorne Customs and	Member Units	(8)	(159)	309	—	280	309	589	—
Dispatch Services, LLC	Member Units	(8)	632	(825)	127	2,040	—	2,040	—

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	1,430	10,500	18	600	9,918
	Preferred Member Units	(6)	—	—	140	3,940	—	—	3,940

Indianapolis Aviation Partners, LLC	15% Secured Debt	(8)	—	—	292	3,100	—	3,100	—
	Warrants	(8)	2,384	(1,520)	—	2,649	—	2,649	—

KBK Industries, LLC	10% Secured Debt	(5)	—	3	100	1,250	100	975	375
	12.5% Secured Debt	(5)	—	33	788	5,889	11	—	5,900
	Member Units	(5)	—	1,197	183	2,780	1,640	—	4,420

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	—	(2,551)	—	9,387	—	9,387	—
	Preferred Member Units	(8)	(100)	—	—	—	100	100	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,541	—	23,815	672	23,143
	Member Units	(9)	—	—	—	—	14,700	—	14,700

MH Corbin Holding LLC	13% Secured Debt	(5)	—	—	2,030	13,197	29	700	12,526
	Preferred Member Units	(5)	—	—	140	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	36	917	—	11,475	—	11,475
	Prime Plus 2.00% (Floor 7.00%)	(8)	—	(20)	122	2,713	20	2,733	—
	18% Secured Debt	(8)	—	(30)	327	3,952	30	3,982	—
	Member Units	(8)	—	750	393	10,920	750	—	11,670

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	36	200	200	—	400
	14% Secured Debt	(9)	—	(33)	650	4,261	33	429	3,865
	Warrants	(9)	—	(180)	—	680	—	180	500
	Member Units	(9)	—	40	—	2,462	360	322	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	2,646	—	20,420	—	20,420
	Preferred Member Units	(5)	—	—	—	—	10,200	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	1,030	1,081	13,080	1,030	—	14,110

Pegasus Research Group, LLC	Member Units	(8)	—	1,690	157	8,620	1,690	—	10,310

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	80	627	80	—	707
	Member Units	(8)	—	10	—	4,600	10	—	4,610
	Member Units	(8)	—	50	—	2,510	49	—	2,559

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(15)	748	7,140	15	15	7,140
	Member Units	(7)	—	920	969	9,170	919	—	10,089

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	(219)	(9,919)	—	—	—

Total Control investments			$259	$63,627	$62,762	$594,282	$239,770	$93,265	$750,706

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$840	$—	$670	$190	$—	$860
	Member Units	(8)	—	190	34	2,750	840	—	3,590

Barfly Ventures, LLC	12% Secured Debt	(5)	—	176	1,005	5,827	2,888	—	8,715
	Options	(5)	—	430	—	490	430	—	920
	Warrants	(5)	—	240	—	280	240	—	520

BBB Tank Services, LLC	LIBOR Plus 8.00% (Floor 1.00%)	(8)	—	—	84	797	861	880	778
	15% Secured Debt	(8)	—	—	623	3,991	—	115	3,876
	Member Units	(8)	—	(300)	—	800	—	300	500

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	(6)	—	170	1,203	—	16,400	—	16,400
	Member Units	(6)	—	1,280	37	—	3,440	—	3,440

Boss Industries, LLC	Preferred Member Units	(5)	—	1,476	193	2,800	1,667	537	3,930

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,262	5,610	274	—	5,884
	Warrants	(6)	—	151	—	3,370	150	—	3,520
	13% Secured Debt	(6)	—	(2)	133	1,000	2	2	1,000
	Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 7.25% (Floor 1.00%)	(7)	—	(167)	1,891	22,671	56	2,534	20,193
	Preferred Member Units	(7)	—	(728)	240	4,660	240	728	4,172

CAI Software LLC	12% Secured Debt	(6)	—	—	456	3,683	800	400	4,083
	Member Units	(6)	—	750	87	2,480	750	—	3,230

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(7)	555	4,500	7	7	4,500
	Class A Units	(8)	—	(590)	13	3,240	—	590	2,650

Condit Exhibits, LLC	Member Units	(9)	—	110	41	1,840	110	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(3)	2	1,518	—	3	1,515
	LP Interests (Fund III)	(8)	—	336	1,555	16,181	2,451	—	18,632

Daseke, Inc.	12% Current / 2.5% PIK Secured Debt	(8)	—	(167)	676	21,799	255	22,054	—
	Common Stock	(8)	22,859	(18,849)	—	24,063	—	24,063	—

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	2,240	—	4,925	2,240	—	7,165
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	445	—	1,444	445	—	1,889

Dos Rios Stone Products LLC	Class A Units	(8)	—	(280)	23	2,070	—	280	1,790

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(230)	66	860	—	230	630

East West Copolymer & Rubber, LLC	12% Current/2% PIK Secured Debt	(8)	(3,626)	961	—	8,630	961	9,591	—
	Warrants	(8)	(50)	50	—	—	50	50	—

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	71	(48)	90	2,804	1,160	2,909	1,055
	LP Interests (EIG Traverse Co-Investment, L.P.)	(8)	—	(100)	1,534	9,905	—	9,905	—

Freeport Financial Fund Investments	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(6)	408	5,620	—	6	5,614
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(52)	688	4,763	3,795	52	8,506

Gault Financial, LLC	10.5% Current Secured Debt	(7)	—	1,016	1,302	11,079	1,016	563	11,532
(RMB Capital, LLC)	Warrants	(7)	—	—	—	—	—	—	—

Glowpoint, Inc.	12% Secured Debt	(6)	(6,450)	4,951	685	3,997	5,003	9,000	—
	Common Stock	(6)	(3,974)	1,878	—	2,080	1,878	3,958	—

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	—	1,450	10,594	38	—	10,632
	Preferred Stock	(9)	—	(1,140)	—	1,140	—	1,140	—
	Common Stock	(9)	—	(80)	—	80	—	80	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	—	1,343	400	943

Hawk Ridge Systems, LLC	11% Secured Debt	(9)	—	125	1,229	9,901	4,899	500	14,300
	Preferred Member Units	(9)	—	950	320	2,850	950	—	3,800
	Preferred Member Units	(9)	—	50	6	150	50	—	200

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	200	165	—	3,200	—	3,200
	Member Units	(8)	—	1,390	5	4,000	2,140	—	6,140

I-45 SLF LLC	Member Units	(8)	—	255	2,881	14,586	2,255	—	16,841

Indianhead Pipeline Services, LLC	12% Secured Debt	(5)	—	—	947	5,079	562	5,641	—
	Preferred Member Units	(5)	—	(338)	514	2,677	514	3,191	—
	Warrants	(5)	134	459	—	—	459	459	—
	Member Units	(5)	272	1	—	—	1	1	—

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	620	—	1,380	620	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	1,249	—	16,633	—	16,633
	Member Units	(5)	—	190	—	—	3,390	—	3,390

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	(29)	—	576	4,519	575	—	5,094
	10% PIK Secured Debt	(8)	—	—	3	—	48	—	48
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	10% Unsecured Debt	(8)	(86)	(473)	16	473	—	473	—
	Common Stock	(8)	—	(1,600)	—	1,600	—	1,600	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
PCI Holding Company, Inc.	12% Secured Debt	(9)	—	(103)	1,922	13,000	345	752	12,593
	Preferred Stock	(9)	—	(5,028)	548	5,370	548	5,028	890
	Preferred Stock	(9)	—	870	—	—	2,610	—	2,610

Rocaceia, LLC (Quality Lease and	12% Secured Debt	(8)	—	—	—	250	—	—	250
Rental Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	1,656	13,385	66	729	12,722
	Class C Preferred Stock	(7)	—	—	288	2,738	289	—	3,027

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(5)	722	5,021	3,519	5	8,535
	LIBOR Plus 7.50% (Floor 1.00%)	(6)	—	—	9	824	3	690	137
	15% PIK Unsecured Debt	(6)	—	—	129	745	120	—	865
	Preferred Stock	(6)	—	(637)	1,547	6,410	1,547	637	7,320
	Preferred Stock	(6)	—	(8)	339	—	2,858	8	2,850
	Common Stock	(6)	—	(520)	—	3,010	—	520	2,490

Universal Wellhead Services	Preferred Member Units	(8)	—	109	—	720	110	—	830
Holdings, LLC	Member Units	(8)	—	1,300	—	610	1,300	—	1,910

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	(8)	—	—	1,728	12,844	31	1,190	11,685
	Preferred Member Units	(8)	—	—	—	1,600	—	—	1,600

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,659	15,298	668	766	15,200
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(496)	—	2,576	—	496	2,080

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(1,077)	(3,582)	1,615	24,321	—	—	—

Total Affiliate investments			$8,044	$(11,330)	$37,509	$375,948	$100,290	$113,063	$338,854

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2017 for control investments located in this region was $176,505. This represented 12.8% of net assets as of December 31, 2017. The fair value as of December 31, 2017 for affiliate investments located in this region was $48,228. This represented 3.5% of net assets as of December 31, 2017.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2017 for control investments located in this region was $28,374. This represented 2.1% of net assets as of December 31, 2017. The fair value as of December 31, 2017 for affiliate investments located in this region was $60,754. This represented 4.4% of net assets as of December 31, 2017.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2017 for control investments located in this region was $33,916. This represented 2.5% of net assets as of December 31, 2017. The fair value as of December 31, 2017 for affiliate investments located in this region was $52,276. This represented 3.8% of net assets as of December 31, 2017.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2017 for control investments located in this region was $302,097. This represented 21.9% of net assets as of December 31, 2017. The fair value as of December 31, 2017 for affiliate investments located in this region was $130,621. This represented 9.5% of net assets as of December 31, 2017.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2017 for control investments located in this region was $209,814. This represented 15.2% of net assets as of December 31, 2017. The fair value as of December 31, 2017 for affiliate investments located in this region was $46,975. This represented 3.4% of net assets as of December 31, 2017.

(10)
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

Item 9A.    Controls and Procedures

       (a)  Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as stated in its report which is included herein.

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

Item 9B.    Other Information

       None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2019 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2019, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2019, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$2,545,117
Equity compensation plans not approved by security holders(2)	119,639	—	—

Total	$119,639	$—	$2,545,117

(1)
Consists of our Main Street Capital Corporation 2015 Equity and Incentive Plan and our Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. As of December 31, 2018, we had issued 764,224 shares of restricted stock pursuant to these plans, of which 285,053 had vested and 9,128 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see "Note J — Share-Based Compensation" in the notes to the consolidated financial statements.

(2)
Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see "Note M — Related Party Transactions" in the notes to the consolidated financial statements.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2019, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2019, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2018," to be filed with the Securities and Exchange Commission on or prior to April 30, 2019, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	190
Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2018 and 2017	191

3.    Exhibits

       The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*
Dividend Reinvestment and Direct Stock Purchase Plan dated July 18, 2017 (previously filed as Exhibit (e) to Main Street Capital Corporation's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2 filed on July 18, 2017 (Reg. No. 333-203147))
4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*
Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)
4.5*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

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
4.8*	Form of 4.50% Notes due 2019 (incorporated by reference to Exhibit 4.7)
4.9*
Form of Third Supplemental Indenture relating to the 4.50% Notes due 2022, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(12) to Main Street Capital Corporation's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2 filed on November 17, 2017 (Reg. No. 333-203147))
4.10*	Form of 4.50% Notes due 2022 (incorporated by reference to Exhibit 4.9)
10.1*
Third Amended and Restated Credit Agreement dated June 5, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))
10.2*
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))
10.3*
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))
10.4*
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation's Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))
10.5*
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))
10.6*	Supplement Agreement dated July 19, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on July 20, 2018 (File No. 1-33723))
10.7*	Supplement Agreement dated November 15, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on November 15, 2018 (File No. 1-33723))
10.8*†
Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.9*†
Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.10*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

Exhibit Number	Description
10.11*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))
10.12*
Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.13*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.14*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))
10.15*
Investment Sub-Advisory Agreement dated May 31, 2012 by and among HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit (g)(2) to HMS Income Fund, Inc.'s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on May 31, 2012 (Reg. No. 333-178548))
10.16*
Assignment and Assumption of Investment Sub-Advisory Agreement dated December 31, 2013 by and among MSC Adviser I, LLC, HMS Adviser, LP, Main Street Capital Partners, LLC, Main Street Capital Corporation and HMS Income Fund, Inc. (previously filed as Exhibit 10.14 to Main Street Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 1-33723))
10.17*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation's Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))
10.18*
Form of Equity Distribution Agreement dated May 10, 2018 (previously filed as Exhibit (h)(3) to Main Street Capital Corporation's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on May 10, 2018 (Reg. No. 333-223483))
14.1*
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 2, 2018 (File No. 1-33723))
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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

MAIN STREET CAPITAL CORPORATION
By:	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer and Director

Date: March 1, 2019

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chief Executive Officer and Director (principal executive officer)	March 1, 2019
/s/ VINCENT D. FOSTER Vincent D. Foster	Executive Chairman of the Board of Directors	March 1, 2019
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2019
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	March 1, 2019
/s/ JOSEPH E. CANON Joseph E. Canon	Director	March 1, 2019
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	March 1, 2019
/s/ ARTHUR L. FRENCH Arthur L. French	Director	March 1, 2019
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	March 1, 2019
/s/ JOHN E. JACKSON John E. Jackson	Director	March 1, 2019
/s/ BRIAN E. LANE Brian E. Lane	Director	March 1, 2019
/s/ STEVEN B. SOLCHER Steven B. Solcher	Director	March 1, 2019
/s/ VALERIE L. BANNER Valerie L. Banner	Director	March 1, 2019