Form 10-Q
period 2019-03-31
Main Street Capital CORP
filed 2019-05-10
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

n/a
(Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MAIN	New York Stock Exchange

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

        The number of shares outstanding of the issuer's common stock as of May 9, 2019 was 62,715,187.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $751,106 and $750,618 as of March 31, 2019 and December 31, 2018, respectively)	$1,009,757	$1,004,993
Affiliate investments (cost: $379,117 and $381,307 as of March 31, 2019 and December 31, 2018, respectively)	360,752	359,890
Non-Control/Non-Affiliate investments (cost: $1,169,595 and $1,137,108 as of March 31, 2019 and December 31, 2018, respectively)	1,126,082	1,089,026

Total investments (cost: $2,299,818 and $2,269,033 as of March 31, 2019 and December 31, 2018, respectively)	2,496,591	2,453,909

Cash and cash equivalents	47,368	54,181
Interest receivable and other assets	45,793	39,674
Receivable for securities sold	921	1,201
Deferred financing costs (net of accumulated amortization of $6,797 and $6,562 as of March 31, 2019 and December 31, 2018, respectively)	4,226	4,461

Total assets	$2,594,899	$2,553,426

LIABILITIES
Credit facility	$340,000	$301,000
SBIC debentures (par: $321,800 ($10,000 due within one year) and $345,800 as of March 31, 2019 and December 31, 2018, respectively)	314,702	338,186
4.50% Notes due 2022 (par: $185,000 as of both March 31, 2019 and December 31, 2018)	182,774	182,622
4.50% Notes due 2019 (par: $175,000 as of both March 31, 2019 and December 31, 2018)	174,518	174,338
Accounts payable and other liabilities	18,343	17,962
Payable for securities purchased	3,190	28,254
Interest payable	6,743	6,041
Dividend payable	12,445	11,948
Deferred tax liability, net	19,687	17,026

Total liabilities	1,072,402	1,077,377

Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 62,344,895 and 61,264,861 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	624	613
Additional paid-in capital	1,451,530	1,409,945
Total undistributed earnings	70,343	65,491

Total net assets	1,522,497	1,476,049

Total liabilities and net assets	$2,594,899	$2,553,426

NET ASSET VALUE PER SHARE	$24.41	$24.09

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$23,691	$21,955
Affiliate investments	9,071	9,071
Non-Control/Non-Affiliate investments	28,603	24,916

Total investment income	61,365	55,942
EXPENSES:
Interest	(11,916)	(10,265)
Compensation	(6,069)	(5,491)
General and administrative	(3,203)	(2,974)
Share-based compensation	(2,329)	(2,303)
Expenses allocated to the External Investment Manager	1,643	2,066

Total expenses	(21,874)	(18,967)

NET INVESTMENT INCOME	39,491	36,975
NET REALIZED GAIN (LOSS):
Control investments	(187)	13,094
Affiliate investments	(3,241)	—
Non-Control/Non-Affiliate investments	(2,305)	(5,634)
Realized loss on extinguishment of debt	(5,689)	(1,374)

Total net realized gain (loss)	(11,422)	6,086

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	4,946	(22,974)
Affiliate investments	2,376	14,238
Non-Control/Non-Affiliate investments	3,902	(2,146)
SBIC debentures	5,177	1,359

Total net unrealized appreciation (depreciation)	16,401	(9,523)

INCOME TAXES:
Federal and state income, excise and other taxes	(702)	(887)
Deferred taxes	(2,367)	1,866

Income tax benefit (provision)	(3,069)	979

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$41,401	$34,517

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.64	$0.63

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.67	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	61,864,688	58,852,252

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368
Public offering of common stock, net of offering costs	309,895	4	11,332	—	11,336
Share-based compensation	—	—	2,303	—	2,303
Purchase of vested stock for employee payroll tax withholding	(5,392)	—	(212)	—	(212)
Dividend reinvestment	42,423	—	1,589	—	1,589
Amortization of directors' deferred compensation	—	—	206	—	206
Issuance of restricted stock	124	—	—	—	—
Dividends to stockholders	—	—	—	(33,507)	(33,507)
Net increase resulting from operations	—	—	—	34,517	34,517

Balances at March 31, 2018	59,007,730	$590	$1,325,998	$70,012	$1,396,600

Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share-based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401

Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$41,401	$34,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(128,460)	(340,405)
Proceeds from sales and repayments of debt investments in portfolio companies	58,704	133,835
Proceeds from sales and return of capital of equity investments in portfolio companies	12,069	32,268
Net unrealized (appreciation) depreciation	(16,401)	9,523
Net realized (gain) loss	11,422	(6,086)
Accretion of unearned income	(2,375)	(3,238)
Payment-in-kind interest	(1,183)	(576)
Cumulative dividends	(661)	(562)
Share-based compensation expense	2,329	2,303
Amortization of deferred financing costs	821	881
Deferred tax (benefit) provision	2,367	(1,866)
Changes in other assets and liabilities:
Interest receivable and other assets	(6,478)	(3,467)
Interest payable	702	3,237
Accounts payable and other liabilities	597	(4,913)
Deferred fees and other	584	1,392

Net cash used in operating activities	(24,562)	(143,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	35,385	11,336
Dividends paid	(32,386)	(31,872)
Proceeds from issuance of SBIC debentures	—	22,000
Repayments of SBIC debentures	(24,000)	(4,000)
Proceeds from credit facility	94,000	194,000
Repayments on credit facility	(55,000)	(70,000)
Payment of deferred issuance costs and SBIC debenture fees	(250)	(533)
Purchases of vested stock for employee payroll tax withholding	—	(212)

Net cash provided by financing activities	17,749	120,719

Net decrease in cash and cash equivalents	(6,813)	(22,438)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,181	51,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,368	$29,090

Supplemental cash flow disclosures:
Interest paid	$10,362	$6,116
Taxes paid	$1,340	$3,320
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,240	$—
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,596	$1,589

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$7,603
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	7,319

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2020)	1,650	1,626	1,626
			Member Units (1,500 units)		1,500	1,290

					3,126	2,916

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,835	4,492	4,484
			Preferred Member Units (3,725,862 units)		3,726	3,726

					8,218	8,210

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity—December 28, 2020)	11,596	11,393	11,393
			Common Stock (57,508 shares)		6,350	6,890

					17,743	18,283

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.49%, Secured Debt (Maturity—January 9, 2023)(9)	9,424	9,347	9,347
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,627	13,627
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,180

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.88%, Secured Debt (Maturity—March 30, 2023)(9)	8,091	7,937	7,937
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.88%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,766	27,766
			Preferred Member Units (6,157 units)(8)		10,775	7,382

					46,478	43,085

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	60,630

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity—January 4, 2024)(9)	12,240	12,122	12,122
			Preferred Member Units (12,696 units)		5,840	5,840

					17,962	17,962

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity—February 26, 2023)(9)	20,203	20,036	20,036
			Member Units (4,347 units)(8)		11,440	21,120
			Member Units (Chamberlin Langfield Real Estate, LLC) (732,160 units)		732	732

					32,208	41,888

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			11.50% Secured Debt (Maturity—February 3, 2022)	11,233	11,149	11,222
			Preferred Member Units (1,600 units)(8)		400	3,750

					11,549	14,972

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity—December 20, 2021)(9)	12,080	12,006	12,080
			Member Units (717 units)(8)		7,280	10,610
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,156	1,144	1,156
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	350

					20,640	24,196

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,581	2,454

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—January 29, 2021)(9)	250	241	241
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—January 29, 2024)(9)	8,750	8,666	8,666
			Preferred Member Units (1,975 units)		1,975	1,975

					10,882	10,882

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2019)(14)	1,800	1,800	1,690
			10.50% PIK Secured Debt (Maturity—May 30, 2019)(14)(19)	12,511	12,479	9,786
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	11,476

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity—April 1, 2023)(9)	25,410	25,194	25,194
			Preferred Member Units (3,451 shares)(8)		8,466	7,965

					33,660	33,159

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—February 13, 2023)(9)	17,782	17,622	17,622
			Preferred Stock (8,400 shares)		8,400	16,150

					26,022	33,772

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.99%, Secured Debt (Maturity—June 24, 2021)(9)	20,622	20,508	20,622
			Member Units (8,619 units)(8)		14,844	45,460

					35,352	66,082

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—March 31, 2020)(9)	4,760	4,743	4,743
			Member Units (1,200 units)		1,200	2,500

					5,943	7,243

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 9.49%, Secured Debt (Maturity—December 31, 2023)	11,498	11,480	11,498
			Member Units (5,879 units)(8)		13,065	41,290

					24,545	52,788

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity—May 31, 2019)	12,588	12,588	12,018
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per share)		—	—

					16,711	12,018

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,690

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.99%, Secured Debt (Maturity—September 30, 2020)(9)	80	80	80
			12.5% Secured Debt (Maturity—April 29, 2021)	12,535	12,472	12,472
			Member Units (3,681 units)		3,681	4,330

					16,233	16,882

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,406	9,530

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,235	2,328

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	8,600

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	14,200	14,123	14,200
			Preferred Member Units (5,607 units)(8)		5,952	14,420

					20,075	28,620

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 12.25%, Secured Debt (Maturity—November 14, 2019)(9)	3,205	3,192	3,205
			Member Units (627 units)(8)		811	5,380

					4,003	8,585

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	10,740

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.5% Secured Debt (Maturity—October 31, 2023)	28,000	27,723	27,723
			Member Units (581 units)		12,240	12,240
			9.0% Secured Debt (Maturity—October 31, 2048)	3,999	3,959	3,959
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	992

					44,914	44,914

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			Libor Plus 5.75%, Current Coupon 8.23%, Secured Debt (Maturity—July 1, 2019)	200	199	200
			11% Secured Debt (Maturity—July 1, 2022)	11,839	11,809	11,839
			Preferred Stock (non-voting)		400	400
			Member Units (742 units)		5,663	11,550
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	630

					19,124	25,051

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.63%, Secured Debt (Maturity—July 28, 2022)(9)	560	560	560
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.63%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,634	22,634
			Member Units (657,113 units)		14,700	11,190

					37,894	34,384

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5% Current / 5% PIK Secured Debt (Maturity—March 15, 2022)(19)	8,557	8,461	8,557
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20

					18,861	13,347

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,747	1,747
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,884	3,884
			Member Units (7,874 units)		3,001	2,770
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	734	734	734
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,470

					10,156	10,605

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	65,820

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,506	7,488	7,488
			Common Stock (5,873 shares)		2,720	710

					10,208	8,198

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	14,330

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity—February 28, 2023)	17,440	17,296	17,296
			Preferred Member Units (86,400,000 units)(8)		6,880	6,880

					24,176	24,176

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			LIBOR Plus 6.75% (Floor 1.50%), Current Coupon 8.98%, Secured Debt (Maturity—June 8, 2020)(9)	200	200	200
			14% Secured Debt (Maturity—June 8, 2022)	6,685	6,553	6,685
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	700
			Member Units (1,454,167 units)		765	2,678

					7,770	10,263

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)		3,717	6,260

					10,093	12,636

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,468	20,468
			Preferred Member Units (406 units)		10,200	10,200

					30,668	30,668

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,340

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	7,280

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.80%, Secured Debt (Maturity—November 15, 2021)(9)	15,100	15,013	15,013
			Common Stock (1,962 shares)		2,150	9,050

					17,163	24,063

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	6,397	6,340	6,397
			Preferred Member Units (19,631 units)(8)		4,600	15,720
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	950

					12,140	23,067

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity—June 8, 2021)	7,341	7,341	6,450
			Member Units (1,000 units)		4,213	3,980

					11,554	10,430

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,930

					2,269	8,262

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity—August 31, 2020)	480	480	480
			12% Secured Debt (Maturity—August 31, 2023)	16,400	16,252	16,252
			Preferred Member Units (440 units)		7,476	7,476

					24,208	24,208

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2019)	2,924	2,924	2,685
			Series A Preferred Units (2,500 units)		2,500	330
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,480

					8,820	5,495

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—June 30, 2019)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	3,740
			Common Stock (1,126,242 shares)		3,706	279

					8,734	6,047

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	999	1,000
			12% Secured Debt (Maturity—October 1, 2019)	425	425	425
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—October 1, 2019; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,009

					7,608	5,184

Subtotal Control Investments (66.3% of net assets at fair value)					$751,106	$1,009,757

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$1,040
			Preferred Member Units (186 units)(8)		1,200	4,370

					1,459	5,410

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 10.04%, Secured Debt (Maturity—June 7, 2022)(9)	24,240	24,046	24,046
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	6,720

					28,901	30,766

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	10,185	10,047	10,026
			Options (3 equivalent units)		607	940
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	410

					11,127	11,376

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.49%, (Maturity—April 8, 2021)(9)	4,400	4,249	4,249
			Preferred Stock (non-voting)(8)		118	118
			Member Units (800,000 units)		800	230

					5,167	4,597

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.80%, Secured Debt (Maturity—June 30, 2022)(9)	15,724	15,524	15,724
			Member Units (2,160,000 units)(8)		2,160	4,910

					17,684	20,634

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,317	6,317
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,760
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	995	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,444	12,077

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.73%, Secured Debt (Maturity—June 30, 2020)(9)	19,004	18,948	18,948
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,495	4,495

					23,443	23,443

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—December 7, 2023)	10,880	10,767	10,880
			Member Units (66,968 units)(8)		751	2,717

					11,518	13,597

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Debt (Maturity—July 4, 2021)(19)	4,557	4,535	4,557
			Class A Units (1,500,000 units)(8)		1,500	2,120

					6,035	6,677

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,959	17,645

					22,169	18,500

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)(8)		3,306	3,930

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,024
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,230

					7,702	9,254

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		696	648

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,453
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		9,756	9,581

					15,730	15,034

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		1,971	1,971

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.0% Secured Debt (Maturity—December 2, 2021)	13,400	13,314	13,400
			Preferred Member Units (226 units)(8)		2,850	7,260
			Preferred Member Units (HRS Services, ULC) (226 units)		150	380

					16,314	21,040

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,820
			Member Units (318,462 units)(8)		2,236	8,710

					5,236	12,530

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	16,218

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		73	73
			Member Units (2,179,001 units)		2,019	2,060

					2,092	2,133

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,915	5,915	5,915
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	54	54	54
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					9,869	5,969

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current / 3% PIK Secured Debt (Maturity—March 31, 2019)(17)(19)	11,681	11,681	11,681
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	200

					17,348	16,231

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	1,470

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity—August 31, 2023)	35,250	34,904	34,904
			Preferred Member Units (157 units)		6,000	6,000

					40,904	40,904
Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity—September 13, 2023)	6,880	6,658	6,658
			Member Units (70,000 units)		700	700
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	181

					7,539	7,539

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity—August 20, 2024)(9)	2,985	2,960	2,960
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,715	1,715
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,183	3,183
			Preferred Stock (4,336,866 shares; 13.5% cumulative)(8)(19)		7,663	7,663
			Common Stock (945,507 shares)		—	1,820

					15,521	17,341

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		902	990
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	1,860

					4,902	2,850

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	20,234	19,554	19,554
			8% Unsecured Convertible Debt (Maturity—November 16, 2023)	409	409	409
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,575	1,890

					36,538	35,853

Subtotal Affiliate Investments (23.7% of net assets at fair value)					$379,117	$360,752

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity—June 30, 2023)(9)	$14,405	$14,019	$13,325
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.49%, Secured Debt (Maturity—April 15, 2020)(9)	1,855	1,680	1,680

					15,699	15,005

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—July 3, 2023)(9)	5,000	4,915	4,915
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity—July 3, 2023)(9)	7,718	7,577	7,577

					12,492	12,492

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.75%, Secured Debt (Maturity—July 26, 2023)(9)	16,374	16,228	16,374

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity—September 8, 2023)(9)	4,063	4,013	4,062

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity—August 30, 2023)(9)	16,929	16,480	16,590

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity—July 19, 2021)(9)	13,120	13,081	13,120

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 12.30%, Secured Debt (Maturity—April 10, 2023)(9)	12,292	12,099	11,940

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity—March 31, 2022)(9)	6,563	6,503	6,530

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity—December 8, 2021)(9)	17,665	16,374	11,593

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,360	14,360

					16,760	16,760
APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,682	9,619

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity—November 13, 2019)(9)	13,529	13,499	13,529

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,704

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity—August 31, 2023)(9)	4,631	4,536	4,472
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,678	1,641	1,641

					6,177	6,113

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—June 22, 2021)(9)	3,885	3,848	3,616

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity—June 11, 2021)(9)	13,897	13,648	13,202

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,502	4,461	4,502
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,640	1,640

					6,101	6,142

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity—May 11, 2022)(9)	2,443	2,423	2,407

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.62%, Secured Debt (Maturity—March 9, 2022)(9)	14,271	14,087	14,271
			Member Units (1,050,000 units)		1,050	1,230

					15,137	15,501

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity—November 6, 2020)(9)	11,187	11,090	8,264

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 7.25%, Secured Debt (Maturity—January 28, 2026)	10,000	9,803	10,044
			LIBOR Plus 8.50%, Current Coupon 11.00%, Secured Debt (Maturity—January 28, 2027)	5,000	4,901	5,000

					14,704	15,044

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.75%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,727	6,427

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,940	10,411
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		2,500	2,563

					14,440	12,974

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity—November 14, 2023)(9)	19,470	19,308	19,470

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—August 23, 2022)(9)	12,739	12,709	12,341

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity—October 6, 2021)(9)	13,848	13,790	13,710

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity—June 7, 2023)(9)	6,370	6,139	5,924
			Common Stock (177,130 shares)		5,309	2,687

					11,448	8,611

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,908	2,908	44

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.31%, Secured Debt (Maturity—December 5, 2022)(9)	2,906	2,860	2,906

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—June 30, 2023)(9)	14,969	14,906	14,932
			Member Units (42,207 units)		4,221	5,050

					19,127	19,982

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.63%, Secured Debt (Maturity—August 3, 2022)(9)	10,700	10,622	10,700

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	5,854	5,854	5,854
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	60

					6,328	5,914

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity—February 12, 2021)(9)	14,308	14,138	13,950

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity—April 13, 2023)(9)	11,992	11,780	11,980
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		797	797
			Class A Preferred Member Units (776,316 units)(8)		776	1,440

					13,353	14,217

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—July 17, 2023)(9)	5,565	5,465	5,414

Elite SEM, Inc.(10)	August 31, 2018	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.44% (Floor 1.00%), Current Coupon 11.01%, Secured Debt (Maturity—February 1, 2022)(9)(23)	6,875	6,759	6,857

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,661	1,631
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,103	958
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,452	3,466
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,805	8,443
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		6,213	4,660
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		5,818	5,446

					30,052	24,604

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,914	8,730

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 8.00%, Secured Debt (Maturity—June 13, 2024)	17,500	17,187	17,106

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.75%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,908	2,905

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.20%, Secured Debt (Maturity—August 9, 2022)(9)	5,000	4,932	4,971

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—April 3, 2020)(9)	12,100	11,897	11,313

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.50%, Current Coupon 8.06%, Secured Debt (Maturity—December 19, 2025)	16,500	16,340	16,459

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Service Provider
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity—October 29, 2021)(9)	9,172	9,120	9,184
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,804	3,949

					12,924	13,133

Good Source Solutions, Inc.(10)	October 23, 2018	Specialized Food Distributor
			LIBOR Plus 8.32% (Floor 1.00%), Current Coupon 10.92%, Secured Debt (Maturity—June 29, 2023)(9)(23)	5,000	4,954	4,954

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—December 22, 2024)(9)	16,875	16,726	16,559

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.75%, Secured Debt (Maturity—April 30, 2019)(9)	4,627	4,627	3,747
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	226

					6,667	3,973

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.11%, Secured Debt (Maturity—December 21, 2023)(9)	3,201	3,134	3,134

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 8.66%, Secured Debt (Maturity—January 28, 2020)	6,050	5,706	5,679
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity—January 28, 2021)(9)	9,346	9,042	9,066

					14,748	14,745

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity—March 29, 2023)(9)	16,080	15,822	16,080

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			8.00% Secured Debt (Maturity—March 29, 2023)	10,958	10,744	9,631

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.75% / 8.74% PIK, Current Coupon Plus PIK 12.49% Secured Debt (Maturity—May 12, 2022)(19)	7,161	7,039	5,678

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity—May 1, 2019)(9)	13,118	13,105	13,134

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity—April 30, 2021)(9)	18,717	18,544	18,717

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.80%, Secured Debt (Maturity—November 19, 2023)(9)	14,314	14,037	14,037
			Member Units (1,558,333 units)		1,558	1,558

					15,595	15,595

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,970	4,889	4,970
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		96	96
			Member Units (Industrial Services Investments, LLC) (900 units)		900	380

					5,885	5,446

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,762	7,453	7,684

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—July 19, 2025)(9)	11,543	11,435	11,571

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	3,210

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—June 14, 2025)(9)	6,187	6,130	5,553

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity—May 2, 2023)(9)	14,850	14,723	14,850

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.98%, Secured Debt (Maturity—September 16, 2020)(9)	10,299	10,269	10,299

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—May 26, 2021)(9)	4,138	4,131	4,138

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.63% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,344	11,245

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 8.10%, Secured Debt (Maturity—December 20, 2024)	6,650	6,586	6,617

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.61% PIK Secured Debt, (Maturity—August 7, 2020)(9)(19)	2,380	2,380	2,321
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,733	3,028

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 10.50% (Floor 2.00%), Current Coupon 13.36%, Secured Debt (Maturity—November 19, 2021)(9)	8,425	8,196	8,196

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,780	3,501

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 22, 2024)(9)	16,782	16,577	16,908

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	45
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		49	21

					174	66

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity—May 1, 2023)(9)	9,647	9,635	9,002

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—August 28, 2022)(9)	12,102	11,825	11,739

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—April 29, 2024)(9)	15,397	15,365	14,858

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—October 24, 2024)(9)	14,963	14,680	14,962

Mobileum, Inc.(10)	October 23, 2018	Provider of big data analytics to telecom service providers
			LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 12.86%, Secured Debt (Maturity—May 1, 2022)(9)	7,500	7,433	7,433

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity—April 26, 2024)(9)	4,264	4,210	4,200

New Era Technology, Inc.(10)	June 30, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.13%, Secured Debt (Maturity—June 22, 2023)(9)	9,540	9,334	9,416

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—July 14, 2022)(9)	21,072	20,760	20,993

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.62%, Secured Debt (Maturity—March 2, 2022)	20,417	20,269	20,417

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity—November 27, 2020)(9)	7,664	7,163	7,204

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—October 17, 2022)(9)	17,847	17,424	17,524

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—June 7, 2022)(9)	4,358	4,341	4,292

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,943	4,943	719

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	410	410	295
			18% PIK Unsecured Debt (Maturity—June 30, 2022)(19)	278	278	278
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	330

					1,487	903

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity—April 30, 2021)(9)	9,710	9,183	5,244

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	4

					342	4

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 10.00%, Secured Debt (Maturity—May 1, 2026)	8,000	7,963	7,900

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—January 28, 2020)(9)	19,974	19,267	20,074

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity—November 30, 2021)(9)	8,959	8,959	8,486

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—December 20, 2024)(9)	15,321	14,738	15,264

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	11

					471	11

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,950

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—June 9, 2021)(9)	7,313	7,283	7,283

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)(14)	10,429	7,196	2,529

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,802	19,095

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.25%, Secured Debt (Maturity—April 30, 2020)(9)	13,062	13,031	12,932

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.05%, Secured Debt (Maturity—September 12, 2023)(9)(22)	16,448	16,195	14,871

STL Parent Corp.(10)	December 14, 2018	Manufacturer and Servicer of Tank and Hopper Railcars
			LIBOR Plus 7.00%, Current Coupon 9.50%, Secured Debt (Maturity—December 5, 2022)	14,906	14,410	14,459

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity—November 30, 2022)(9)	8,875	8,685	8,842

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	49

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,620

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,624	7,798

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,435	5,280

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity—January 26, 2023)(9)	10,449	10,190	10,534

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity—October 31, 2022)(9)(24)	16,982	16,802	16,897

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—October 30, 2020)(9)	4,800	4,645	3,804

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.48%, Secured Debt (Maturity—March 7, 2024)	8,500	8,427	8,585

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—November 3, 2021)(9)	19,377	19,090	19,377

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity—May 2, 2023)(9)	18,491	18,352	17,994

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—March 1, 2023)(9)	10,350	10,310	9,677

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.62%, Secured Debt (Maturity—February 16, 2022)(9)	3,263	3,062	3,262
			Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	640

					3,393	3,902

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.41% / 1% PIK, Current Coupon Plus PIK 12.41%, Secured Debt (Maturity—September 29, 2022)(9)(19)(28)	14,198	13,953	14,042

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41% Secured Debt (Maturity—August 9, 2024)(9)	14,813	14,676	14,609

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,191

					1,225	1,451

Subtotal Non-Control/Non-Affiliate Investments (74.0% of net assets at fair value)					$1,169,595	$1,126,082

Total Portfolio Investments, March 31, 2019					$2,299,818	$2,496,591

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note B for a description of Lower Middle Market portfolio investments. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2019. As noted in this schedule, 64% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.05%.

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

March 31, 2019

(dollars in thousands)

(unaudited)

(14)
Non-accrual and non-income producing investment.

(15)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investments in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investments in this portfolio company are on non-accrual status.

(16)
External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC to help mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company has a forward foreign currency contract with Cadence Bank to lend $19.9 million Canadian Dollars and receive $15.3 million U.S. Dollars with a settlement date of September 12, 2019. The unrealized appreciation on the forward foreign currency contract is $0.3 million as of March 31, 2019.

(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the 'last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.00% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such higher rate.

(24)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 6.64% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such lower rate.

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

(27)
Investment has an unfunded commitment as of March 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments

(28)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such higher rate.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$8,558
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	8,274

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2020)	1,650	1,622	1,622
			Member Units (1,500 units)		1,500	1,370

					3,122	2,992

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,877	4,507	4,390
			Preferred Member Units (3,725,862 units)		3,726	3,726

					8,233	8,116

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			12% Secured Debt (Maturity—December 28, 2020)	11,596	11,367	11,596
			Common Stock (57,508 shares)		6,350	9,370

					17,717	20,966

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.35%, Secured Debt (Maturity—January 9, 2023)(9)	9,548	9,467	9,467
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,747	13,747

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,780

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—March 30, 2023)(9)	11,091	10,928	10,928
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,755	27,755
			Preferred Member Units (6,157 units)(8)		10,775	9,745

					49,458	48,428

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	61,610

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity—February 26, 2023)(9)	20,203	20,028	20,028
			Member Units (4,347 units)(8)		11,440	18,940
			Member Units (Chamberlin Langfield Real Estate, LLC) (732,160 units)		732	732

					32,200	39,700

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			12% Secured Debt (Maturity—February 3, 2022)	11,900	11,805	11,888
			Preferred Member Units (1,600 units)(8)		400	2,270

					12,205	14,158

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity—December 20, 2021)(9)	12,080	12,001	12,080
			Member Units (717 units)(8)		7,280	10,610
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,161	1,150	1,161
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	350

					20,641	24,201

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,707	2,580

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)(8)		3,495	4,170

					4,367	5,042

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2019)(14)	1,800	1,800	1,690
			10.50% PIK Secured Debt (Maturity—May 30, 2019)(14)(19)	12,511	12,479	9,786
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	11,476

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—April 1, 2023)(9)	25,740	25,511	25,511
			Preferred Member Units (3,451 shares)(8)		8,466	8,466

					33,977	33,977

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.38%, Secured Debt (Maturity—February 13, 2023)(9)	18,017	17,848	17,848
			Preferred Stock (8,400 shares)		8,400	14,900

					26,248	32,748

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.85%, Secured Debt (Maturity—June 24, 2021)(9)	21,486	21,356	21,486
			Member Units (8,619 units)(8)		14,844	45,460

					36,200	66,946

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—March 31, 2020)(9)	5,121	5,099	5,099
			Member Units (1,200 units)		1,200	2,590

					6,299	7,689

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 9.35%, Secured Debt (Maturity—December 31, 2023)(9)	9,740	9,716	9,740
			Member Units (5,879 units)(8)		13,065	39,060

					22,781	48,800

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			13% Secured Debt (Maturity—March 1, 2019)	12,588	12,572	12,002
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per unit)		—	—

					16,695	12,002

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,690

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			12.5% Secured Debt (Maturity—April 29, 2021)	12,666	12,594	12,594
			Member Units (3,681 units)		3,681	4,120

					16,275	16,714

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,306	9,500

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		1,040	1,133

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	8,070

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.35%, Secured Debt (Maturity July 2, 2020)(9)	9,976	9,938	9,938
			Preferred Member Units (3,200 units)(8)		3,942	3,942

					13,880	13,880

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	14,350	14,262	14,350
			Preferred Member Units (5,607 units)(8)		5,952	13,520

					20,214	27,870

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2019)(9)	3,355	3,337	3,355
			Member Units (627 units)(8)		811	5,090

					4,148	8,445

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	8,610

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.5% Secured Debt (Maturity—October 31, 2020)	1,064	1,045	1,045
			11.5% Secured Debt (Maturity—October 31, 2023)	28,000	27,730	27,730
			Member Units (581 units)		12,240	12,240
			9.0% Secured Debt (Maturity—October 31, 2048)	4,006	3,970	3,970
			Member Units (KMC RE Investor, LLC) (800 units)		992	992

					45,977	45,977

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			11% Secured Debt (Maturity—July 1, 2022)	8,339	8,306	8,339
			Preferred Stock (non-voting)		400	400
			Member Units (742 units)		5,273	7,440
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	630

					15,032	17,241

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity—July 28, 2022)(9)	200	200	200
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.74%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,624	22,624
			Member Units (657,113 units)		14,700	13,100

					37,524	35,924

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			10% Current / 3% PIK Secured Debt (Maturity—August 31, 2020)(14)(19)	12,263	12,121	11,733
			Preferred Member Units (4,000 shares)		6,000	1,000

					18,121	12,733

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,746	1,746
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,880	3,880
			Member Units (7,874 units)		3,001	3,860
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	746	746	746
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,470

					10,163	11,702

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	65,748

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,536	7,506	7,506
			Common Stock (5,873 shares)		2,720	210

					10,226	7,716

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			LIBOR Plus 8.50%, Current Coupon 11.24%, Secured Debt (Maturity—May 31, 2019)	11,475	11,464	11,475
			Member Units (2,955 units)(8)		2,975	13,990

					14,439	25,465

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity—February 28, 2023)	17,440	17,288	17,288
			Preferred Member Units (86,400,000 units)(8)		6,880	7,890

					24,168	25,178

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14% Secured Debt (Maturity—June 8, 2022)	6,685	6,545	6,685
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	660
			Member Units (1,454,167 units)		765	2,478

					7,562	9,823

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)		3,717	5,960

					10,093	12,336

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,458	20,458
			Preferred Member Units (406 units)		10,200	10,200

					30,658	30,658

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,020

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	7,680

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.40%, Secured Debt (Maturity—November 15, 2021)(9)	15,100	15,006	15,100
			Common Stock (1,962 shares)(8)		2,150	10,380

					17,156	25,480

Principle Environmental, LLC(d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	7,477	7,398	7,477
			Preferred Member Units (19,631 units)(8)		4,600	13,090
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	780

					13,198	21,347

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Zero Coupon Secured Debt (Maturity—June 8, 2021)	7,341	7,341	6,450
			Member Units (1,000 units)		4,043	3,809

					11,384	10,259

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,930

					2,269	8,262

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity—August 31, 2020)	480	480	480
			12% Secured Debt (Maturity—August 31, 2023)	16,400	16,246	16,246
			Preferred Member Units (440 units)		7,476	7,476

					24,202	24,202

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2019)	2,924	2,924	2,582
			Series A Preferred Units (2,500 units)		2,500	440
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,479

					8,820	5,501

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—December 23, 2018)(17)	2,153	2,153	2,153
			Series A Preferred Stock (3,000,000 shares)		3,000	3,740
			Common Stock (1,126,242 shares)		3,706	280

					8,859	6,173

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	998	1,000
			12% Secured Debt (Maturity—October 1, 2019)	425	425	425
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—October 1, 2019; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,249

					7,607	5,424

Subtotal Control Investments (68.1% of net assets at fair value)					$750,618	$1,004,993

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			Warrants (42 equivalent units; Expiration—November 7, 2024; Strike price—$0.01 per unit)		$259	$950
			Preferred Member Units (186 units)(8)		1,200	3,980

					1,459	4,930

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	10,185	10,039	10,018
			Options (3 equivalent units)		607	940
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	410

					11,119	11,368

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.35%, (Maturity—April 8, 2021)(9)	4,000	3,833	3,833
			Preferred Stock (non-voting)		113	113
			Member Units (800,000 units)		800	230

					4,746	4,176

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.40%, Secured Debt (Maturity—June 30, 2022)(9)	15,724	15,512	15,724
			Member Units (2,160,000 units)(8)		2,160	5,080

					17,672	20,804

Boss Industries, LLC	July 1, 2014	Manufacturer and Distributor of Air, Power and Other Industrial Equipment
			Preferred Member Units (2,242 units)(8)		2,246	6,176

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,221	6,221
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	4,020
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	994	1,000
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,347	12,241

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity—June 30, 2020)(9)	19,104	19,038	19,038
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,431	4,431

					23,469	23,469

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—December 7, 2023)	10,880	10,763	10,880
			Member Units (66,968 units)(8)		751	2,717

					11,514	13,597

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Deb (Maturity—July 4, 2021)(19)	4,546	4,522	4,546
			Class A Units (1,500,000 units)(8)		1,500	2,120

					6,022	6,666

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			8.50% Secured Debt (Maturity—February 2, 2023)	7,932	7,932	3,930
			Common Stock (19,041 shares)		3,141	—

					11,073	3,930

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,959	17,468

					22,169	18,323

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,153
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,271

					7,702	9,424

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		553	505

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,399
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		11,155	10,980

					17,129	16,379

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		1,733	1,733

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.5% Secured Debt (Maturity—December 2, 2021)	14,300	14,201	14,300
			Preferred Member Units (226 units)(8)		2,850	7,260
			Preferred Member Units (HRS Services, ULC) (226 units)		150	380

					17,201	21,940

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,720
			Member Units (318,462 units)(8)		2,236	8,330

					5,236	12,050

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		16,200	15,627

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Member Units (2,179,001 units)		2,019	2,060

Meisler Operating LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity—June 7, 2022)(9)	20,480	20,312	20,312
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	5,780

					25,167	26,092

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	5,743	5,743	5,743
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	53	53	53
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					9,696	5,796

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current / 3% PIK Secured Debt (Maturity—March 31, 2019)(19)	11,919	11,908	11,908
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	3,480
			Preferred Stock (1,500,000 shares)		3,927	340

					17,575	15,728

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)(8)		2,000	1,040

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity—August 31, 2023)	35,250	34,885	34,885
			Preferred Member Units (157 units)		6,000	6,000

					40,885	40,885

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity—September 13, 2023)	7,200	6,959	6,959
			Member Units (70,000 units)		700	700
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	181

					7,840	7,840

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.01%, Secured Debt (Maturity—August 20, 2024)(9)	2,993	2,969	2,969
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,637	1,637
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,038	3,038
			Preferred Stock (4,336,866 shares; 13.5% cumulative)(8)(19)		7,413	7,413
			Common Stock (945,507 shares)		—	1,420

					15,057	16,477

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		837	950
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	2,330

					4,837	3,280

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	19,272	18,407	18,407
			8% Unsecured Convertible Debt (Maturity—November 16, 2023)	297	297	297
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	1,890

					35,280	34,594

Subtotal Affiliate Investments (24.4% of net assets at fair value)					$381,307	$359,890

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity—June 30, 2023)(9)	$14,500	$14,245	$14,246

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—July 3, 2023)(9)	4,250	4,160	4,160
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.93%, Secured Debt (Maturity—July 3, 2023)(9)	8,108	7,956	7,956

					12,116	12,116

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.77%, Secured Debt (Maturity—July 26, 2023)(9)	16,416	16,263	15,306

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity—September 8, 2023)(9)	4,063	4,011	3,817

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity—August 30, 2023)(9)	17,143	16,670	16,800

Allflex Holdings III Inc.(11)	July 18, 2013	Manufacturer of Livestock Identification Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity—July 19, 2021)(9)	13,120	13,077	13,013

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.50% (Floor 1.00%) PIK, 9.50% PIK Secured Debt, (Maturity—April 10, 2023)(9)(19)	1,127	1,115	1,115
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity—April 10, 2023)(9)	11,194	11,000	10,475

					12,115	11,590

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity—March 31, 2022)(9)	6,656	6,592	6,623

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity—December 8, 2021)(9)	15,940	15,186	13,310

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity—October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity—October 30, 2022)	14,416	14,357	14,357

					16,757	16,757

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,633	9,464

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity—November 13, 2019)(9)	15,394	15,351	15,394

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,704

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity—August 31, 2023)(9)	4,660	4,559	4,559
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,624	1,587	1,587

					6,146	6,146

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity—June 22, 2021)(9)	4,385	4,346	3,943

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39% / 1.00% PIK, Current Coupon Plus PIK 9.39%, Secured Debt (Maturity—June 11, 2021)(9)(19)	14,121	13,844	13,415

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,485	4,443	4,443
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,609	1,609

					6,052	6,052

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity—May 11, 2022)(9)	2,462	2,440	2,369

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—March 9, 2022)(9)	14,368	14,169	13,743
			Member Units (1,050,000 units)		1,050	1,330

					15,219	15,073

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity—November 6, 2020)(9)	11,375	11,262	7,356

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 14.70%, Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,723	6,590

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		12,000	10,264
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		2,000	2,063

					14,000	12,327

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity—November 14, 2023)(9)	19,470	19,301	18,244

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—August 23, 2022)(9)	12,739	12,707	12,389

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—October 6, 2021)(9)	13,884	13,821	13,867

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity—June 7, 2023)(9)	6,370	6,128	6,048
			Common Stock (177,130 shares)		5,309	2,746

					11,437	8,794

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,908	2,908	44

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity—December 5, 2022)(9)	2,925	2,876	2,750

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity—June 30, 2023)(9)	15,423	15,355	15,384
			Member Units (42,207 units)		4,221	4,290

					19,576	19,674

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity—August 3, 2022)(9)	11,250	11,163	10,939

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	5,839	5,839	5,723
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	60

					6,313	5,783

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity—February 12, 2021)(9)	10,146	10,074	10,044

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.12%, Secured Debt (Maturity—April 13, 2023)(9)	12,492	12,260	11,580
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		778	778
			Class A Preferred Member Units (776,316 units)(8)		776	1,300

					13,814	13,658

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity—July 17, 2023)(9)	5,600	5,495	5,495

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Elite SEM INC.(10)	August 31, 2018	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity—February 1, 2022)(9)(23)	6,875	6,750	6,750

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,661	2,003
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)(8)		2,103	1,153
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,430	3,784
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,629	7,692
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,881	4,538
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		5,423	5,051

					29,127	24,221

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.27%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,911	8,595

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 8.02%, Secured Debt (Maturity—June 13, 2024)	17,500	17,175	16,625

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,901	3,931

Extreme Reach, Inc.(11)	March 31, 2015	Integrated TV and Video Advertising Platform
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity—February 7, 2020)(9)	16,460	16,451	16,371

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity—August 9, 2022)(9)	3,333	3,279	3,141

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity—April 3, 2020)(9)	12,295	12,044	11,434

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.50%, Current Coupon 8.09%, Secured Debt (Maturity—December 19, 2025)	16,500	16,335	16,418

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Service Provider
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.43%, Secured Debt (Maturity—October 29, 2021)(9)	9,195	9,139	9,207
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,797	3,949

					12,936	13,156

Good Source Solutions, Inc.(10)	October 23, 2018	Specialized Food Distributor
			LIBOR Plus 8.34% (Floor 1.00%), Current Coupon 11.14%, Secured Debt (Maturity—June 29, 2023)(9)(23)	5,000	4,952	4,952

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity—December 22, 2024)(9)	17,325	17,170	16,856

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.52%, Secured Debt (Maturity—January 31, 2019)(9)	4,688	4,688	3,629
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	226

					6,728	3,855

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.29%, Secured Debt (Maturity—December 21, 2023)(9)	3,201	3,132	3,132

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 8.71%, Secured Debt (Maturity—January 28, 2020)	5,250	4,803	4,771
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity—January 28, 2021)(9)	9,395	9,053	8,831

					13,856	13,602

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity—March 29, 2023)(9)	16,080	15,757	15,077

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.69% / 8.61% PIK, Current Coupon Plus PIK 12.30% Secured Debt (Maturity—May 12, 2022)(19)	7,235	7,139	5,660

iEnergizer Limited(11)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.53%, Secured Debt (Maturity—May 1, 2019)(9)	14,100	14,052	14,117

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.55%, Secured Debt (Maturity—April 30, 2021)(9)	18,819	18,629	18,390

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.90%, Secured Debt (Maturity—November 19, 2023)(9)	2,078	2,037	2,037
			Member Units (1,558,333 units)		1,558	1,558

					3,595	3,595

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	4,885	4,822	4,470
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		94	94
			Member Units (Industrial Services Investments, LLC) (900 units)		900	210

					5,816	4,774

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,832	7,479	7,480

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity—July 19, 2025)(9)	11,571	11,461	11,557

irth Solutions, LLC	December 29, 2010	Provider of Damage Prevention Information Technology Services
			Member Units (27,893 units)		1,441	2,830

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity—June 14, 2025)(9)	6,268	6,208	6,095

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity—May 2, 2023)(9)	14,888	14,754	13,987

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Jacent Strategic Merchandising, LLC(10)	September 16, 2015	General Merchandise Distribution
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity—September 16, 2020)(9)	10,740	10,705	10,740

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity—May 26, 2021)(9)	4,165	4,157	4,165

Jacuzzi Brands LLC(11)	June 30, 2017	Manufacturer of Bath and Spa Products
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity—June 28, 2023)(9)	3,850	3,788	3,831

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71% Secured Debt (Maturity—May 9, 2020)(9)	13,387	13,335	11,998

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 8.29%, Secured Debt (Maturity—December 20, 2024)	6,667	6,600	6,631

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.77% PIK Secured Debt, (Maturity—August 7, 2020)(9)(19)	2,312	2,312	2,266
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,665	2,973

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,780	3,501

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity—December 22, 2024)(9)	12,927	12,725	12,797

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	57
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		49	33

					174	90

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity—May 1, 2023)(9)	9,710	9,694	9,269

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity—August 28, 2022)(9)	12,358	12,060	11,987

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity—April 29, 2024)(9)	15,475	15,442	15,088

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity—October 24, 2024)(9)	15,000	14,707	15,000

Mobileum(10)	October 23, 2018	Provider of big data analytics to telecom service providers
			LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 13.06%, Secured Debt (Maturity—May 1, 2022)(9)	7,500	7,429	7,429

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.09%, Secured Debt (Maturity—April 26, 2024)(9)	4,292	4,235	4,184

New Era Technology, Inc.(10)	June 30, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity—June 22, 2023)(9)	7,654	7,526	7,616

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity—July 14, 2022)(9)	21,125	20,797	20,967

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.74%, Secured Debt (Maturity—March 2, 2022)	20,417	20,260	19,572

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—November 27, 2020)(9)	7,664	7,093	6,997

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity—October 17, 2022)(9)	15,478	15,091	15,091

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity—June 7, 2022)(9)	4,419	4,396	4,375

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,975	4,975	937

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	396	396	396
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	920

					1,195	1,316

Pernix Therapeutics Holdings, Inc.(10)	August 18, 2014	Pharmaceutical Royalty
			12% Secured Debt (Maturity—August 1, 2020)	3,031	3,031	2,037

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity—April 30, 2021)(9)	9,736	9,152	6,998

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	5

					342	5

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity—May 1, 2026)	8,000	7,962	8,040

Prowler Acquisition Corp.(11)	February 11, 2014	Specialty Distributor to the Energy Sector
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—January 28, 2020)(9)	20,028	19,122	19,727

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity—November 30, 2021)(9)	8,732	8,732	8,619

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity—December 20, 2024)(9)	15,360	14,757	15,110

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			Member Units (601 units)		750	920

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	11

					471	11

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,820

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity—June 9, 2021)(9)	7,313	7,280	7,280

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,196	3,911

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,793	19,095

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity—April 30, 2020)(9)	13,097	13,059	13,048

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity—September 12, 2023) (9)(22)	16,867	16,589	14,026

STL Parent Corp.(10)	December 14, 2018	Manufacturer and Servicer of Tank and Hopper Railcars
			LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity—December 5, 2022)	15,000	14,475	14,475

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—November 30, 2022)(9)	9,000	8,797	9,011

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	66

Tectonic Holdings, LLC	May 15, 2017	Financial Services Organization
			Member Units (200,000 units)(8)		2,000	2,420

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,620	7,798

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,433	5,335

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity—January 26, 2023)(9)	10,938	10,655	11,006

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—October 31, 2022)(9)(24)	17,207	17,014	17,121

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity—October 30, 2020)(9)	4,813	4,635	3,798

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.46%, Secured Debt (Maturity—March 7, 2024)	8,500	8,424	8,585

TVG-I-E CMN ACQUISITION, LLC(10)	November 3, 2016	Organic Lead Generation for Online Postsecondary Schools
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity—November 3, 2021)(9)	19,503	19,191	19,454

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity—May 2, 2023)(9)	18,491	18,344	17,363

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—March 1, 2023)(9)	10,494	10,451	10,304

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.74%, Secured Debt (Maturity—February 16, 2022)(9)	3,263	3,048	2,987
			Warrants (70,207 equivalent shares; Expiration—February 17, 2027; Strike price—$0.01 per share)		331	790

					3,379	3,777

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 11.41%, Secured Debt (Maturity—September 29, 2022)(9)(28)	14,279	14,055	13,414

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42% Secured Debt (Maturity—August 9, 2024)(9)	14,906	14,764	14,756

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,189

					1,225	1,449

Subtotal Non-Control/Non-Affiliate Investments (73.8% of net assets at fair value)					$1,137,108	$1,089,026

Total Portfolio Investments, December 31, 2018					$2,269,033	$2,453,909

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

December 31, 2018

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the three months ended March 31, 2019 and 2018, and financial position as of March 31, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 15 LMM portfolio companies for the three months ended March 31, 2019, representing approximately 24% of the total LMM portfolio at fair value as of March 31, 2019, and on a total of 13 LMM portfolio companies for the three months ended March 31, 2018, representing approximately 17% of the total LMM portfolio at fair value as of March 31, 2018. Excluding its investments in LMM portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2019 and 2018, as applicable, or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2019 and 2018 was 26% and 20% of the total LMM portfolio at fair value as of March 31, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 94% of the Middle Market portfolio investments as of both March 31, 2019 and December 31, 2018). Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of seven Private Loan portfolio companies for the three months ended March 31, 2019, representing approximately 13% of the total Private Loan portfolio at fair value as of March 31, 2019, and on a total of six Private Loan portfolio companies for the three months ended March 31, 2018, representing approximately 16% of the total Private Loan portfolio at fair value as of March 31, 2018. Excluding its investments in Private Loan portfolio companies which have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment as of March 31, 2019 and 2018, as applicable, and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2019 and 2018 was 20% and 27% of the total Private Loan portfolio at fair value as of March 31, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.4% of Main Street's Investment Portfolio at fair value as of both March 31, 2019 and December 31, 2018. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At March 31, 2019, cash balances totaling $43.6 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of March 31, 2019, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.9% of its fair value and 3.6% of its cost. As of December 31,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2018, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2019 and 2018, (i) approximately 1.9% and 1.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of the investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$47,320	$39,612
Dividend income	12,496	13,831
Fee income	1,549	2,499

Total interest, fee and dividend income	$61,365	$55,942

5.     Deferred Financing Costs

        Deferred financing costs include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility") and its unsecured notes, as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). See further discussion of Main Street's debt in Note E.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2019 and 2018, approximately 2.8% and 2.9%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

        Main Street has also adopted Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Main Street adopted ASU 2016-02 effective January 1, 2019. Under ASC 842, Main Street evaluates leases to determine if the leases are considered financing or operating leases. Main Street currently has one operating lease for office space for which Main Street has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion in Note K regarding the lease obligation.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Main Street adopted ASU 2016-15 during the three months ended March 31, 2019 and the impact of the adoption of this accounting standard on Main Street's consolidated financial statements was not material.

        In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Main Street elected to early adopt ASU 2018-13 during the year ended December 31, 2018. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. Main Street adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. Main Street adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings during the three months ended March 31, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2019 and December 31, 2018, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

        As of March 31, 2019 and December 31, 2018, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

        As of March 31, 2019 and December 31, 2018, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

        As of March 31, 2019 and December 31, 2018, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

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

  •
  Contractual rights, obligations or restrictions associated with the investment; and

  •
  Other factors deemed relevant.

        The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street's LMM, Middle Market and Private Loan securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see "Note B.1.—Valuation of the Investment Portfolio") and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2019 and December 31, 2018:

Type of Investment	Fair Value as of March 31, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$780,121	Discounted cash flow	WACC	10.0% - 21.1%	13.8%	14.4%
		Market comparable /	EBITDA multiple(1)	4.7x - 8.3x(2)	7.1x	6.1x
		Enterprise Value
Debt investments	$1,057,051	Discounted cash flow	Risk adjusted discount factor	7.1% - 16.5%(2)	11.6%	11.9%
			Expected principal recovery	1.5% - 100.0%	99.3%	100.0%
			percentage
Debt investments	$659,419	Market approach	Third-party quote	24.3 - 101.0	95.8	98.5

Total Level 3 investments	$2,496,591

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.5x - 15.0x and the range for risk adjusted discount factor is 4.3% - 34.5%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Type of Investment	Fair Value as of December 31, 2018 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$767,156	Discounted cash flow	WACC	9.9% - 20.7%	13.7%	14.3%
		Market comparable /	EBITDA multiple(1)	4.7x - 8.0x(2)	7.0x	6.0x
		Enterprise Value
Debt investments	$1,039,453	Discounted cash flow	Risk adjusted discount factor	8.5% - 17.0%(2)	12.2%	12.0%
			Expected principal recovery	1.5% - 100.0%	99.3%	100.0%
			percentage
Debt investments	$647,300	Market approach	Third-party quote	37.5 - 101.0	96.0	98.3

Total Level 3 investments	$2,453,909

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three month periods ended March 31, 2019 and 2018 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2018	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2019
Debt	$1,686,753	$—	$(68,769)	$91,529	$7,387	$2,614	$(3,044)	$1,716,470
Equity	755,710	—	(7,441)	13,094	(4,100)	8,478	3,044	768,785
Equity Warrant	11,446	—	—	—	—	(110)	—	11,336

	$2,453,909	$—	$(76,210)	$104,623	$3,287	$10,982	$—	$2,496,591

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

        As of March 31, 2019 and December 31, 2018, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of March 31, 2019 and December 31, 2018 (amounts in thousands):

Type of Instrument	Fair Value as of March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$21,200	Discounted cash flow	Estimated market interest rates	5.2% - 5.4%	5.3%

Type of Instrument	Fair Value as of December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,688	Discounted cash flow	Estimated market interest rates	5.5% - 5.8%	5.6%

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three month periods ended March 31, 2019 and 2018 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(5,177)	$21,200

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,359)	$44,623

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At March 31, 2019 and December 31, 2018, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,214,179	$—	$—	$1,214,179
Middle Market portfolio investments	566,700	—	—	566,700
Private Loan portfolio investments	539,990	—	—	539,990
Other Portfolio investments	109,902	—	—	109,902
External Investment Manager	65,820	—	—	65,820

Total investments	$2,496,591	$—	$—	$2,496,591

SBIC debentures at fair value	$21,200	$—	$—	$21,200

		Fair Value Measurements
		(in thousands)
At December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,195,035	$—	$—	$1,195,035
Middle Market portfolio investments	576,929	—	—	576,929
Private Loan portfolio investments	507,892	—	—	507,892
Other Portfolio investments	108,305	—	—	108,305
External Investment Manager	65,748	—	—	65,748

Total investments	$2,453,909	$—	$—	$2,453,909

SBIC debentures at fair value	$44,688	$—	$—	$44,688

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended March 31, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.6 million and $2.1 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2019, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income. For the three months ended March 31, 2018, Main Street recorded investment income from one portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	55	58
Fair value	$1,214.2	$566.7	$540.0
Cost	$1,006.5	$601.4	$573.8
% of portfolio at cost—debt	68.5%	96.2%	93.3%
% of portfolio at cost—equity	31.5%	3.8%	6.7%
% of debt investments at cost secured by first priority lien	98.5%	86.9%	92.3%
Weighted-average annual effective yield(b)	12.2%	9.5%	10.5%
Average EBITDA(c)	$4.6	$98.0	$50.2

(a)
At March 31, 2019, Main Street had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of December 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	56	59
Fair value	$1,195.0	$576.9	$507.9
Cost	$990.9	$608.8	$553.3
% of portfolio at cost—debt	68.7%	96.3%	93.0%
% of portfolio at cost—equity	31.3%	3.7%	7.0%
% of debt investments at cost secured by first priority lien	98.5%	87.9%	92.0%
Weighted-average annual effective yield(b)	12.3%	9.6%	10.4%
Average EBITDA(c)	$4.7	$99.1	$46.1

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

        As of March 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $109.9 million in fair value and approximately $118.1 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $65.8 million, which comprised approximately 2.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2019	December 31, 2018
First lien debt	76.9%	77.1%
Equity	16.7%	16.6%
Second lien debt	5.4%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	March 31, 2019	December 31, 2018
First lien debt	68.9%	69.0%
Equity	25.5%	25.5%
Second lien debt	4.7%	4.6%
Equity warrants	0.5%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2019	December 31, 2018
Southwest	27.1%	26.7%
West	26.4%	27.2%
Midwest	19.4%	19.4%
Northeast	13.8%	14.3%
Southeast	10.9%	10.0%
Canada	1.4%	1.4%
Other Non-United States	1.0%	1.0%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2019	December 31, 2018
Southwest	28.9%	28.4%
West	27.5%	28.2%
Midwest	18.9%	18.9%
Northeast	12.9%	13.4%
Southeast	9.7%	8.9%
Canada	1.2%	1.2%
Other Non-United States	0.9%	1.0%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2019	December 31, 2018
Construction & Engineering	6.9%	7.5%
Media	6.9%	6.5%
Machinery	6.3%	6.5%
Energy Equipment & Services	6.4%	6.4%
Commercial Services & Supplies	4.8%	4.9%
Diversified Telecommunication Services	4.7%	4.8%
Specialty Retail	4.5%	4.2%
Internet Software & Services	4.3%	4.1%
Hotels, Restaurants & Leisure	3.9%	3.3%
Aerospace & Defense	3.9%	3.8%
IT Services	3.8%	3.8%
Leisure Equipment & Products	3.6%	3.9%
Food Products	3.6%	3.8%
Electronic Equipment, Instruments & Components	3.5%	3.5%
Oil, Gas & Consumable Fuels	3.4%	3.0%
Health Care Providers & Services	2.8%	2.8%
Communications Equipment	2.7%	2.5%
Computers & Peripherals	2.5%	2.6%
Software	2.5%	2.6%
Professional Services	2.4%	2.6%
Road & Rail	2.0%	1.8%
Containers & Packaging	1.9%	1.9%
Construction Materials	1.8%	1.8%
Distributors	1.6%	1.7%
Building Products	1.6%	1.6%
Internet & Catalog Retail	1.1%	1.1%
Other(1)	6.6%	7.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2019	December 31, 2018
Machinery	8.6%	8.8%
Construction & Engineering	7.4%	7.9%
Energy Equipment & Services	5.7%	5.7%
Media	5.7%	5.4%
Specialty Retail	4.7%	4.2%
Commercial Services & Supplies	4.3%	4.4%
Diversified Telecommunication Services	4.0%	4.0%
IT Services	4.0%	3.9%
Internet Software & Services	4.0%	3.8%
Computers & Peripherals	3.7%	3.8%
Hotels, Restaurants & Leisure	3.7%	3.2%
Aerospace & Defense	3.6%	3.5%
Leisure Equipment & Products	3.4%	3.7%
Oil, Gas & Consumable Fuels	3.2%	2.7%
Food Products	3.1%	3.5%
Software	2.8%	2.9%
Diversified Consumer Services	2.7%	2.9%
Electronic Equipment, Instruments & Components	2.7%	2.8%
Health Care Providers & Services	2.7%	2.7%
Communications Equipment	2.3%	2.2%
Professional Services	2.1%	2.4%
Construction Materials	2.1%	2.1%
Road & Rail	1.9%	1.8%
Containers & Packaging	1.8%	1.8%
Building Products	1.6%	1.6%
Distributors	1.5%	1.5%
Other(1)	6.7%	6.8%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2019 and December 31, 2018, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of March 31, 2019 and December 31, 2018, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the three months ended March 31, 2019, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income. After performing the income test for the three months ended March 31, 2018, Main Street determined that the absolute value of its income from two of its Control Investments individually generated more than 20% of its total income, primarily due to unrealized appreciation (depreciation) that was recognized on the two investments. As such, the External Investment Manager was considered a significant subsidiary. The summarized financial information for the External Investment Manager is included in Note D. CBT Nuggets, LLC ("CBT"), an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was also considered a significant subsidiary at the 20% income level as of March 31, 2018.

        The following table shows the summarized financial information for CBT:

	As of March 31,	As of December 31,
	2019	2018
	(dollars in thousands)
Balance Sheet Data
Current Assets	$3,705	$4,025
Noncurrent Assets	11,274	11,372
Current Liabilities	14,591	15,103
Noncurrent Liabilities	—	—

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Summary of Operations
Total Revenue	$8,803	$9,903
Gross Profit	7,742	8,951
Income from Operations	200	1,820
Net Income	93	2,741

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

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended March 31, 2019 and 2018, the External Investment Manager earned $3.0 million and $2.8 million, respectively, of management and incentive fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2019 and 2018, Main Street allocated $1.6 million and $2.1 million of total expenses, respectively, to the External Investment Manager. The

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2019 and 2018, the total contribution to Main Street's net investment income was $2.7 million and $2.6 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Management fee income	$2,877	$2,816
Incentive fees	80	—

Total revenues	2,957	2,816
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,055)	(1,353)
Other G&A expenses	(588)	(713)

Total allocated expenses	(1,643)	(2,066)

Pre-tax income	1,314	750
Tax expense	(294)	(177)

Net income	$1,020	$573

	As of March 31,	As of December 31,
	2019	2018
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,977	2,947

Total assets	$2,977	$2,947

Accounts payable to MSCC and its subsidiaries	$1,957	$1,786
Dividend payable to MSCC and its subsidiaries	1,020	1,161
Equity	—	—

Total liabilities and equity	$2,977	$2,947

NOTE E—DEBT

SBIC Debentures

        Under existing SBA regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. SBIC

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

debentures payable were $321.8 million and $345.8 million at March 31, 2019 and December 31, 2018, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the three months ended March 31, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $24.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $5.7 million due primarily to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is substantially offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.6% and 3.7% as of March 31, 2019 and December 31, 2018, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of March 31, 2019 was approximately 5.7 years. For the three months ended March 31, 2019 and 2018, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.3 million and $2.9 million, respectively. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of March 31, 2019, the recorded value of the SBIC debentures was $314.7 million which consisted of (i) $21.2 million recorded at fair value, or $0.8 million less than the $22.0 million par value of the SBIC debentures issued by MSC II, (ii) $149.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $148.1 million that was net of unamortized debt issuance costs of $1.7 million and (iii) $150.0 million par value of SBIC debentures issued by MSC III with a recorded value of $145.4 million that was net of unamortized debt issuance costs of $4.6 million. As of March 31, 2019, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $289.5 million, or $32.3 million less than the $321.8 million face value of the SBIC debentures.

Credit Facility

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $705.0 million from a diversified group of eighteen lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.5% as of March 31, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of March 31, 2019) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2019, Main Street had $340.0 million in borrowings outstanding under the Credit Facility. As of March 31, 2019, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $4.2 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the interest rate on the Credit Facility was 4.4%. The average interest rate was 4.4% for the three months ended March 31, 2019. As of March 31, 2019, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized no interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, for the three months ended March 31, 2019 and $1.5 million for the three months ended March 31, 2018.

4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $174.5 million was net of unamortized debt issuance costs of $0.5 million. As of March 31, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $175.3 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended March 31, 2019 and 2018.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of March 31, 2019, Main Street was in compliance with these covenants.

4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.8 million was net of unamortized debt issuance costs of $2.2 million. As of March 31, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $188.4 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million for each of the three months ended March 31, 2019 and 2018.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of March 31, 2019, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2019	2018
Per Share Data:
NAV at the beginning of the period	$24.09	$23.53
Net investment income(1)	0.64	0.63
Net realized gain (loss)(1)(2)	(0.18)	0.10
Net unrealized appreciation (depreciation)(1)(2)	0.27	(0.16)
Income tax benefit (provision)(1)(2)	(0.06)	0.02

Net increase in net assets resulting from operations(1)	0.67	0.59
Dividends paid from net investment income	(0.59)	(0.57)
Distributions from capital gains	—	—

Total dividends paid	(0.59)	(0.57)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.20	0.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.02	0.01
Other(3)	0.02	0.04

NAV at the end of the period	$24.41	$23.67

Market value at the end of the period	$37.20	$36.90
Shares outstanding at the end of the period	62,373,777	59,007,730

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

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
NAV at end of period	$1,522,497	$1,396,600
Average NAV	$1,499,273	$1,388,484
Average outstanding debt	$1,026,050	$871,205
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	1.66%	1.30%
Ratio of operating expenses to average NAV(2)(3)	1.46%	1.37%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	0.66%	0.63%
Ratio of net investment income to average NAV(2)	2.63%	2.66%
Portfolio turnover ratio(2)	2.78%	7.11%
Total investment return(2)(4)	11.76%	–5.70%
Total return based on change in NAV(2)(5)	2.80%	2.50%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.195 per share for each month of January through March 2019, totaling $36.0 million, or $0.585 per share, for the three months ended March 31, 2019. The first quarter 2019 regular monthly dividends represent a 2.6% increase from the regular monthly dividends paid for the first quarter of 2018. The regular monthly dividends equaled a total of approximately $33.5 million, or $0.57 per share, for the three months ended March 31, 2018.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$41,401	$34,517
Book-tax difference from share-based compensation expense	2,329	1,819
Net unrealized (appreciation) depreciation	(16,401)	9,523
Income tax provision (benefit)	3,069	(979)
Pre-tax book income not consolidated for tax purposes	(7,698)	(13,350)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	20,132	12,367

Estimated taxable income(1)	42,832	43,897
Taxable income earned in prior year and carried forward for distribution in current year	41,489	42,357
Taxable income earned prior to period end and carried forward for distribution next period	(60,217)	(63,938)
Dividend payable as of period end and paid in the following period	12,445	11,191

Total distributions accrued or paid to common stockholders	$36,549	$33,507

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        For the three months ended March 31, 2019, Main Street recognized a net income tax provision of $3.1 million, principally consisting of a deferred tax provision of $2.4 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.7 million current tax expense, which is primarily related to a $0.4 million provision for current U.S. federal income and state taxes and $0.3 million accrual for excise tax on Main Street's estimated undistributed taxable income. For the three months ended March 31, 2018, Main Street recognized a net income tax benefit of $1.0 million, principally consisting of a deferred tax benefit of $1.9 million, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in the loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and a $0.9 million current tax expense, which is primarily related to a $0.4 million accrual for excise tax on Main Street's estimated undistributed taxable income and $0.5 million provision for current U.S. federal income and state taxes.

        The net deferred tax liability at March 31, 2019 was $19.7 million compared to $17.0 million at December 31, 2018, primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, as a result of the Tax Cuts and Jobs Act, our Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2019, Main Street sold 957,999 shares of its common stock at a weighted-average price of $37.36 per share and raised $35.8 million of gross proceeds under the ATM Program. Net proceeds were $35.3 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2019, sales transactions representing 28,882 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of March 31, 2019, 2,036,470 shares remained available for sale under the ATM Program.

        During the year ended December 31, 2018, Main Street sold 2,060,019 shares of its common stock at a weighted-average price of $38.48 per share and raised $79.3 million of gross proceeds under the ATM Program. Net proceeds were $78.0 million after commissions to the selling agents on shares sold and offering costs.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE I—DIVIDEND REINVESTMENT PLAN ("DRIP")

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

        For the three months ended March 31, 2019, $3.6 million of the total $36.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 96,189 newly issued shares. For the three months ended March 31, 2018, $1.6 million of the total $33.5 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 42,423 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

NOTE J—SHARE-BASED COMPENSATION

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2019.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Three months ended March 31, 2019	(51,950)

Restricted stock available for issuance as of March 31, 2019	2,219,045

        As of March 31, 2019, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)

Restricted stock available for issuance as of March 31, 2019	274,122

        For each of the three months ended March 31, 2019 and 2018, Main Street recognized total share-based compensation expense of $2.3 million related to the restricted stock issued to Main Street employees and non-employee directors.

        As of March 31, 2019, there was $10.5 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.9 years as of March 31, 2019.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE K—COMMITMENTS AND CONTINGENCIES

        At March 31, 2019, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$240
EnCap Energy Capital Fund IX, L.P.	344
EnCap Energy Capital Fund X, L.P.	2,284
EnCap Flatrock Midstream Fund II, L.P.	5,841
EnCap Flatrock Midstream Fund III, L.P.	2,083

$10,792
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	2,500

$5,500
EIG Fund Investments	$4,569
Freeport Fund Investments
Freeport Financial SBIC Fund LP	1,375
Freeport First Lien Loan Fund III LP	$2,744

$4,119
Harris Preston Fund Investments
HPEP 3, L.P.	$3,029
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Access Media Holdings, LLC	$284

Total equity commitments	$49,498

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Independent Pet Partners Intermediate Holdings, LLC	$16,853
SI East, LLC	7,500
GRT Rubber Technologies LLC	6,616
Charps, LLC	4,000
Arcus Hunting LLC	3,229
Centre Technologies Holdings, LLC	2,400
Kickhaefer Manufacturing Company, LLC	2,000
Laredo Energy VI, LP	1,750
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Meisler Operating LLC	1,600
New Era Technology, Inc.	1,480
Hoover Group, Inc.	1,450
Lamb Ventures, LLC	1,300
Gamber-Johnson Holdings, LLC	1,200
Aethon United BR LP	938
CTVSH, PLLC	800
HW Temps LLC	800
NRI Clinical Research, LLC	800
ASC Ortho Management Company, LLC	750
CompareNetworks Topco, LLC	750
DTE Enterprises RLOC	750
Tedder Industries, LLC	720
HDC/HW Intermediate Holdings	640
Wireless Vision Holdings, LLC	592
Jensen Jewelers of Idaho, LLC	500
LaMi Products, LLC	441
BBB Tank Services, LLC	400
Barfly Ventures, LLC	368
American Nuts, LLC	281
Dynamic Communities, LLC	250
ATS Workholding, LLC	84
BigName Commerce, LLC	29

Total loan commitments	$64,471

Total commitments	$113,969

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.3 million on the outstanding unfunded commitments as of March 31, 2019.

        Effective January 1, 2019, ASC 842 required that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. Main Street identified one operating lease for

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

its office space. The lease commenced May 15, 2017 and expires January 31, 2028. It contains two five-year extension options for a final expiration date of January 31, 2038.

        As Main Street classified this lease as an operating lease prior to implementation, ASC 842-10-65-1 indicates that a right-of-use asset and lease liability should be recorded based on the effective date. Main Street adopted ASC 842 effective January 1, 2019 and recorded a right-of-use asset and a lease liability as of that date. After this date, Main Street has recorded lease expense on a straight-line basis, consistent with the accounting treatment for lease expense prior to the adoption of ASC 842.

        Total lease expense incurred by Main Street for each of the three months ended March 31, 2019 and 2018 was $0.2 million. As of March 31, 2019, the asset related to the operating lease was $5.1 million and the lease liability was $5.9 million. As of March 31, 2019, the remaining lease term was 8.8 years and the discount rate was 4.2%.

        The following table shows future minimum payments under Main Street's operating lease as of March 31, 2019 (in thousands):

For the Years Ended December 31,	Amount
2019	$562
2020	762
2021	776
2022	790
2023	804
Thereafter	3,429

Total	$7,123

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

NOTE L—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2019, Main Street had a receivable of approximately $3.0 million due from the External Investment Manager which included (i) approximately $2.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2019, $6.7 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of March 31, 2019 represented 121,368 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in Main Street's consolidated statements of operations as earned.

NOTE M—SUBSEQUENT EVENTS

        In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest from April 23, 2019 at a rate of 5.20% per year payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2019. The total net proceeds to Main Street from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by Main Street, were approximately $245.8 million.

        In April 2019, Main Street declared a semi-annual supplemental cash dividend of $0.25 per share payable in June 2019. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2019 of $0.20 per share for each of April, May and June 2019.

        During May 2019, Main Street declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2019. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2019 and represent a 7.9% increase from the regular monthly dividends declared for the third quarter of 2018. Including the semi-annual supplemental dividend declared for June 2019 and the regular monthly dividends declared for the second and third quarters of 2019, Main Street will have paid $26.285 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2019
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2019 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(600)	$66	$4,780	$—	$600	$4,180

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	258	10,928	9	3,000	7,937
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	912	27,755	11	—	27,766
	Preferred Member Units	(9)	—	(2,363)	63	9,745	—	2,363	7,382

Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(6)	353	12,080	6	6	12,080
	Member Units	(5)	—	—	50	10,610	—	—	10,610
	10% Secured Debt	(5)	—	—	29	1,161	—	5	1,156
	Member Units	(5)	—	—	—	350	—	—	350

CMS Minerals Investments	Member Units	(9)	—	—	30	2,580	—	126	2,454

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	22	—	241	—	241
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	339	—	8,666	—	8,666
	Preferred Member Units	(9)	—	—	1	—	1,975	—	1,975

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	618	17,848	9	235	17,622
	Preferred Stock	(9)	—	1,250	—	14,900	1,250	—	16,150

Gamber-Johnson Holdings, LLC	LIBOR Plus 7.50% (Floor 2.00%)	(5)	—	(17)	545	21,486	17	881	20,622
	Member Units	(5)	—	—	855	45,460	—	—	45,460

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(5)	255	9,740	1,763	5	11,498
	Member Units	(8)	—	2,230	2,686	39,060	2,230	—	41,290

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	—	425	12,002	16	—	12,018
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	(70)	—	9,500	100	70	9,530

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(11)	421	14,350	11	161	14,200
	Preferred Member Units	(9)	—	900	138	13,520	900	—	14,420

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(5)	105	3,355	5	155	3,205
	Member Units	(9)	—	290	70	5,090	290	—	5,380

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	822	28,775	12	1,064	27,723
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	88	3,970	—	11	3,959
	Member Units	(5)	—	—	51	992	—	—	992

Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(1)	5	—	401	201	200
	11% Secured Debt	(8)	—	(2)	249	8,339	3,502	2	11,839
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	3,720	—	7,440	4,110	—	11,550
	9.5% Secured Debt	(8)	—	—	10	432	—	—	432
	Member Units	(8)	—	—	63	630	—	—	630

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	4	200	560	200	560
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	792	22,624	10	—	22,634
	Member Units	(9)	—	(1,910)	—	13,100	—	1,910	11,190

MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	484	759	11,733	1,224	4,400	8,557
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	45	1,746	1	—	1,747
	12% Secured Debt	(9)	—	—	121	3,880	4	—	3,884
	Member Units	(9)	—	(1,090)	2	3,860	—	1,090	2,770
	9.5% Secured Debt	(9)	—	—	18	746	—	12	734
	Member Units	(9)	—	—	19	1,470	—	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	72	1,019	65,748	72	—	65,820

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	237	7,506	12	30	7,488
	Common Stock	(6)	—	500	—	210	500	—	710

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(94)	377	15,100	7	94	15,013
	Common Stock	(8)	—	(1,330)	—	10,380	—	1,330	9,050

Principle Environmental, LLC	13% Secured Debt	(8)	—	(24)	261	7,477	24	1,104	6,397
(d/b.a TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	2,630	866	13,090	2,630	—	15,720
	Warrants	(8)	—	170	—	780	170	—	950

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2019 Fair Value
Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	—	—	6,450	—	—	6,450
	Member Units	(7)	—	—	—	3,809	171	—	3,980

The MPI Group, LLC	9% Secured Debt	(7)	—	103	66	2,582	103	—	2,685
	Series A Preferred Units	(7)	—	(110)	—	440	—	110	330
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	—	16	2,479	1	—	2,480

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	70	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	—	—	3,740	—	—	3,740
	Common Stock	(9)	—	—	—	280	—	1	279

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	(1)	17	1,000	1	1	1,000
	12% Secured Debt	(8)	—	—	13	425	—	—	425
	14% Secured Debt	(8)	—	—	96	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(240)	—	1,249	—	240	1,009

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(955)	13	8,558	—	955	7,603
	Preferred Member Units (12)	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	49	1,622	4	—	1,626
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290

ATS Workholding, LLC	5% Secured Debt	(9)	—	110	88	4,390	136	42	4,484
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	(229)	373	11,596	26	229	11,393
	Common Stock	(8)	—	(2,480)	—	9,370	—	2,480	6,890

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	299	9,467	4	124	9,347
	Preferred Member Units	(9)	—	—	30	4,280	—	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(980)	300	61,610	—	980	60,630

Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	496	—	12,122	—	12,122
	Preferred Member Units	(8)	—	—	30	—	5,840	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	656	20,028	8	—	20,036
	Member Units	(8)	—	2,180	203	18,940	2,180	—	21,120
	Member Units	(8)	—	—	—	732	—	—	732

Charps, LLC	11.50% Secured Debt	(5)	—	(10)	343	11,888	10	676	11,222
	Preferred Member Units	(5)	—	1,480	163	2,270	1,480	—	3,750

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872

Datacom, LLC	8% Secured Debt	(8)	—	—	—	1,690	—	—	1,690
	10.50% PIK Secured Debt	(8)	—	—	—	9,786	—	—	9,786
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	812	25,511	13	330	25,194
	Preferred Member Units	(5)	—	(501)	50	8,466	—	501	7,965

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	124	5,099	6	362	4,743
	Member Units	(8)	—	(90)	—	2,590	—	90	2,500

Gulf Manufacturing, LLC	Member Units	(8)	—	—	340	11,690	—	—	11,690

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	1	—	80	—	80
	12.5% Secured Debt	(8)	—	—	401	12,594	8	130	12,472
	Member Units	(8)	—	210	—	4,120	210	—	4,330

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	—	—	1,133	1,195	—	2,328

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	530	217	8,070	530	—	8,600

KBK Industries, LLC	Member Units	(5)	—	2,130	418	8,610	2,130	—	10,740

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	340	1,000	13,990	340	—	14,330

NexRev LLC	11% Secured Debt	(8)	—	—	487	17,288	8	—	17,296
	Preferred Member Units	(8)	—	(1,010)	20	7,890	—	1,010	6,880

NRI Clinical Research, LLC	LIBOR Plus 6.75% (Floor 1.50%)	(9)	—	—	4	—	200	—	200
	14% Secured Debt	(9)	—	(8)	242	6,685	8	8	6,685
	Warrants	(9)	—	40	—	660	40	—	700
	Member Units	(9)	—	200	—	2,478	200	—	2,678

NRP Jones, LLC	12% Secured Debt	(5)	—	—	191	6,376	—	—	6,376
	Member Units	(5)	—	300	—	5,960	300	—	6,260

NuStep, LLC	12% Secured Debt	(5)	—	—	629	20,458	10	—	20,468
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	320	479	16,020	320	—	16,340

Pegasus Research Group, LLC	Member Units	(8)	—	(400)	—	7,680	—	400	7,280

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2019 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	—	722
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	—	—	2,930	—	—	2,930

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	15	480	—	—	480
	12%, Secured Debt	(9)	—	—	498	16,246	6	—	16,252
	Preferred Member Units	(9)	—	—	—	7,476	—	—	7,476

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	—	265	18,050	—	—	—

Total Control investments			$(187)	$4,946	$23,691	$1,004,993	$63,209	$40,395	$1,009,757

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$90	$—	$950	$90	$—	$1,040
	Preferred Member Units	(8)	—	390	—	3,980	390	—	4,370

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	—	660	20,312	3,734	—	24,046
	Member Units	(5)	—	940	—	5,780	940	—	6,720

Barfly Ventures, LLC	12% Secured Debt	(5)	—	—	314	10,018	8	—	10,026
	Options	(5)	—	—	—	940	—	—	940
	Warrants	(5)	—	—	—	410	—	—	410

BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	159	3,833	416	—	4,249
	Preferred Member Units	(8)	—	—	5	113	5	—	118
	Member Units	(8)	—	—	—	230	—	—	230

Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	—	(12)	525	15,724	412	412	15,724
	Member Units	(6)	—	(170)	15	5,080	—	170	4,910

Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,932)	611	6,176	—	6,176	—

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	340	6,221	96	—	6,317
	Warrants	(6)	—	(260)	—	4,020	—	260	3,760
	13% Secured Debt	(6)	—	—	33	1,000	—	—	1,000
	Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	569	19,038	11	101	18,948
	Preferred Member Units	(7)	—	—	64	4,431	64	—	4,495

CAI Software LLC	12% Secured Debt	(6)	—	(4)	331	10,880	4	4	10,880
	Member Units	(6)	—	—	—	2,717	—	—	2,717

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(2)	150	4,546	13	2	4,557
	Class A Units	(8)	—	—	—	2,120	—	—	2,120

Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—

Condit Exhibits, LLC	Member Units	(9)	—	—	83	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	177	160	17,468	177	—	17,645

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(51)	—	4,170	—	240	3,930

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(129)	—	7,153	—	129	7,024
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	(41)	—	2,271	—	41	2,230

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	—	4	560	—	—	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	—	—	25	505	148	5	648

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	54	—	5,399	54	—	5,453
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	255	10,980	—	1,399	9,581

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	238	—	1,971

Hawk Ridge Systems, LLC	10.0% Secured Debt	(9)	—	(13)	381	14,300	13	913	13,400
	Preferred Member Units	(9)	—	—	225	7,260	—	—	7,260
	Preferred Member Units	(9)	—	—	—	380	—	—	380

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	100	60	3,720	100	—	3,820
	Member Units	(8)	—	380	112	8,330	380	—	8,710

I-45 SLF LLC	Member Units	(8)	—	(209)	794	15,627	800	209	16,218

L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	3	—	73	—	73
	Member Units	(8)	—	—	—	2,060	—	—	2,060

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	172	5,743	172	—	5,915
	10% PIK Secured Debt	(8)	—	—	1	53	1	—	54
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2019 Fair Value
PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	447	11,908	98	325	11,681
	Preferred Stock	(9)	—	(140)	—	340	—	140	200
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	430	—	1,040	430	—	1,470

SI East, LLC	10.25% Current, Secured Debt	(7)	—	—	930	34,885	19	—	34,904
	Preferred Member Units	(7)	—	—	—	6,000	—	—	6,000

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	267	6,959	19	320	6,658
	Warrants	(6)	—	—	—	181	—	—	181
	Member Units	(6)	—	—	—	700	—	—	700

UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	—	61	2,969	—	9	2,960
	Preferred Stock	(6)	—	—	250	7,413	250	—	7,663
	Preferred Stock	(6)	—	—	78	1,637	78	—	1,715
	Preferred Stock	(6)	—	—	144	3,038	145	—	3,183
	Common Stock	(6)	—	400	—	1,420	400	—	1,820

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(25)	65	950	65	25	990
	Member Units	(8)	—	(470)	—	2,330	—	470	1,860

Volusion, LLC	11.5% Secured Debt	(8)	—	—	747	18,407	1,147	—	19,554
	8% Unsecured Convertible Debt	(8)	—	—	6	297	112	—	409
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	—	—	1,890	—	—	1,890

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	—	(4,170)	—	—	—

Total Affiliate investments			$(3,241)	$2,376	$9,071	$359,890	$15,975	$19,283	$360,752

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2019 for control investments located in this region was $258,033. This represented 16.9% of net assets as of March 31, 2019. The fair value as of March 31, 2019 for affiliate investments located in this region was $57,176. This represented 3.8% of net assets as of March 31, 2019.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2019 for control investments located in this region was $8,198. This represented 0.5% of net assets as of March 31, 2019. The fair value as of March 31, 2019 for affiliate investments located in this region was $71,188. This represented 4.7% of net assets as of March 31, 2019.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2019 for control investments located in this region was $15,925. This represented 1.0% of net assets as of March 31, 2019. The fair value as of March 31, 2019 for affiliate investments located in this region was $64,907. This represented 4.3% of net assets as of March 31, 2019.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2019 for control investments located in this region was $419,339. This represented 27.5% of net assets as of March 31, 2019. The fair value as of March 31, 2019 for affiliate investments located in this region was $124,330. This represented 8.2% of net assets as of March 31, 2019.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2019 for control investments located in this region was $308,262. This represented 20.2% of net assets as of March 31, 2019. The fair value as of March 31, 2019 for affiliate investments located in this region was $43,151. This represented 2.8% of net assets as of March 31, 2019.

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

(12)
Investment has an unfunded commitment as of March 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

 Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$—	$87	$4,900	$—	$—	$4,900

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	122	—	3,610	—	3,610
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	303	—	27,723	—	27,723
	Preferred Member Units	(9)	—	—	—	—	12,500	—	12,500

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00)	(5)	—	(6)	375	13,280	6	6	13,280
	Member Units	(5)	—	280	94	9,500	280	—	9,780
	10% Secured Debt	(5)	—	—	30	1,183	—	5	1,178
	Member Units	(5)	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	(9)	—	139	9	2,392	139	146	2,385

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	624	—	18,602	79	18,523
	Preferred Stock	(9)	—	—	—	—	8,400	—	8,400

Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(5)	—	(15)	744	23,400	15	505	22,910
	Member Units	(5)	—	3,160	292	23,370	3,160	—	26,530

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(7)	309	11,603	7	217	11,393
	Member Units	(8)	—	1,450	308	21,970	1,450	—	23,420

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	—	—	536	—	—	536

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	160	15,160	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(12)	446	15,250	12	312	14,950
	Preferred Member Units	(9)	—	(110)	68	11,660	—	110	11,550

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(4)	50	3,955	4	154	3,805
	Member Units	(9)	—	—	113	5,100	—	—	5,100

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(10)	267	9,942	210	1,813	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	(8)	—	—	10	432	—	—	432
	Member Units	(8)	—	—	—	520	—	—	520

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	46	1,390	353	—	1,743
	12% Secured Debt	(9)	—	—	121	3,863	4	—	3,867
	Member Units	(9)	—	—	2	1,575	596	—	2,171
	9.5% Secured Debt	(9)	—	—	19	791	—	11	780
	Member Units	(9)	—	—	15	1,290	—	—	1,290

MSC Adviser I, LLC	Member Units	(8)	—	6,954	573	41,768	6,954	—	48,722

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	241	7,696	11	206	7,501
	Common Stock	(6)	—	(770)	2	6,820	—	770	6,050

NexRev LLC	11% Secured Debt	(8)	—	—	387	—	17,268	—	17,268
	Preferred Equity	(8)	—	—	—	—	6,880	—	6,880

NRP Jones, LLC	12% Secured Debt	(5)	—	—	191	6,376	—	—	6,376
	Member Units	(5)	—	880	—	3,250	880	—	4,130

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(7)	357	16,100	7	7	16,100
	Common Stock	(8)	—	(780)	28	12,440	—	780	11,660

Principle Environmental, LLC (d/b.a	13% Secured Debt	(8)	—	(13)	256	7,477	13	13	7,477
TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	1,600	746	11,490	1,600	—	13,090
	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	—	—	6,950	—	—	6,950
	Member Units	(7)	—	—	—	4,938	425	—	5,363

The MPI Group, LLC	9% Secured Debt	(7)	—	(900)	66	2,410	—	900	1,510
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	11	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	5	348	—	164	184
	Member Units	(8)	—	—	80	3,880	—	—	3,880

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	95	2,797	4	—	2,801
	Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
	Common Stock	(9)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	17	996	1	—	997
	12% Secured Debt	(8)	—	—	9	300	—	—	300
	14% Secured Debt	(8)	—	—	96	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	—	—	3,220	1	—	3,221

Other controlled investments

Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,030)	—	17,150	—	2,030	15,120
	Preferred Member Units	(5)	—	(302)	—	—	302	302	—
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	(160)	51	1,795	3	151	1,647
	Member Units	(8)	—	—	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	75	3,249	486	—	3,735
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	—	348	11,596	—	—	11,596
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	366	—	9,825	—	9,825
	Preferred Member Units	(9)	—	—	30	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(22,219)	6,042	89,560	—	22,220	67,340

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	577	—	21,389	—	21,389
	Member Units	(8)	—	—	—	—	11,440	—	11,440

Charps, LLC	12% Secured Debt	(5)	—	—	550	18,225	22	1,601	16,646
	Preferred Member Units	(5)	—	540	—	650	540	—	1,190

Copper Trail Energy Fund I, LP	LP Interests	(9)	—	—	33	2,500	—	—	2,500

Datacom, LLC	8% Secured Debt	(8)	—	—	33	1,575	180	—	1,755
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	—	330	11,110	168	498	10,780
	Class A Preferred Member Units	(8)	—	(510)	—	730	—	510	220
	Class B Preferred Member Units	(8)	—	(498)	—	—	—	—	—

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	162	5,443	5	121	5,327
	Member Units	(8)	—	—	—	1,940	—	—	1,940

Gulf Manufacturing, LLC	Member Units	(8)	—	770	414	10,060	770	—	10,830

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	1	80	—	80	—
	12.5% Secured Debt	(8)	—	—	405	12,703	7	102	12,608
	Member Units	(8)	—	—	—	4,840	—	—	4,840

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	1,400	—	3,580	1,400	—	4,980

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	320	9,918	4	—	9,922
	Preferred Member Units	(6)	—	—	35	3,940	—	—	3,940

KBK Industries, LLC	10% Secured Debt	(5)	—	—	7	375	—	300	75
	12.5% Secured Debt	(5)	—	(3)	187	5,900	3	3	5,900
	Member Units	(5)	—	320	153	4,420	320	—	4,740

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	757	23,143	13	480	22,676
	Member Units	(9)	—	—	2	14,700	—	—	14,700

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	357	12,526	—	288	12,238
	Preferred Member Units	(5)	—	—	35	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(6)	302	11,475	6	6	11,475
	Member Units	(8)	—	510	293	11,670	510	—	12,180

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	9	400	—	—	400
	14% Secured Debt	(9)	—	30	141	3,865	—	—	3,865
	Warrants	(9)	—	—	—	500	—	—	500
	Member Units	(9)	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	628	20,420	9	—	20,429
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	180	360	14,110	180	—	14,290

Pegasus Research Group, LLC	Member Units	(8)	—	—	—	10,310	—	—	10,310

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	21	707	21	—	728
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	110	—	2,559	111	—	2,670

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	120	7,140	30	7,170	—
	Member Units	(7)	5,172	(5,160)	865	10,089	1,262	11,351	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	—	—	—	—	—

Total Control investments			$13,094	$(22,974)	$21,955	$750,706	$164,882	$68,791	$846,797

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$40	$—	$860	$40	$—	$900
	Preferred Member Units	(8)	—	170	10	3,590	170	—	3,760

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(4)	267	8,715	4	4	8,715
	Options	(5)	—	—	—	920	—	—	920
	Warrants	(5)	—	—	—	520	—	—	520

BBB Tank Services, LLC	LIBOR Plus 8.00% (Floor 1.00%)	(8)	—	—	20	778	414	492	700
	15% Secured Debt	(8)	—	—	157	3,876	7	—	3,883
	Member Units	(8)	—	50	—	500	50	—	550

Boccella Precast Products LLC	LIBOR Plus 10.0% (Floor 1.00%)	(6)	—	(13)	496	16,400	1,213	1,031	16,582
	Member Units	(6)	—	1,419	463	3,440	1,420	—	4,860

Boss Industries, LLC	Preferred Member Units	(5)	—	770	90	3,930	810	—	4,740

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	347	5,884	78	—	5,962
	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	—	33	1,000	—	—	1,000
	Preferred Member Units	(6)	—	—	33	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	560	20,193	11	300	19,904
	Preferred Member Units	(7)	—	—	61	4,172	61	—	4,233

CAI Software LLC	12% Secured Debt	(6)	—	(3)	125	4,083	3	3	4,083
	Member Units	(6)	—	—	10	3,230	—	—	3,230

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(2)	137	4,500	2	2	4,500
	Class A Units	(8)	—	(470)	—	2,650	—	470	2,180

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	(80)	113	7,807	16,658	16,553	7,912
	Common Stock	(9)	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	(9)	—	—	66	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(515)	—	1,515	—	1,035	480
	LP Interests (Fund III)	(8)	—	122	361	18,632	122	—	18,754

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	81	—	7,165	81	—	7,246
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	293	—	1,889	293	—	2,182

Dos Rios Stone Products LLC	Class A Preferred Units	(8)	—	(440)	23	1,790	—	440	1,350

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	—	4	630	—	—	630

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	—	—	—	1,055	377	1,029	403

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(60)	102	5,614	—	60	5,554
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	248	8,506	—	—	8,506

Gault Financial, LLC (RMB Capital, LLC)	8% Current Secured Debt	(7)	—	—	243	11,532	—	—	11,532
	Warrants	(7)	—	—	—	—	—	—	—

Guerdon Modular Holdings, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	—	2	—	394	—	394
	13% Secured Debt	(9)	—	—	363	10,632	294	—	10,926
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	90	—	1,033

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(6)	389	14,300	6	6	14,300
	Preferred Member Units	(9)	—	2,422	55	3,800	2,423	—	6,223
	Preferred Member Units	(9)	—	128	—	200	128	—	328

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	—	60	3,200	—	—	3,200
	Member Units	(8)	—	520	48	6,140	520	—	6,660

I-45 SLF LLC	Member Units	(8)	—	—	705	16,841	—	—	16,841

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	—	—	2,000	—	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	472	16,633	2,146	—	18,779
	Member Units	(5)	—	525	—	3,390	2,180	—	5,570

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	153	5,094	153	—	5,247
	10% PIK Secured Debt	(8)	—	—	1	48	1	—	49
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	685	12,593	304	326	12,571
	Preferred Stock	(9)	—	(600)	—	890	—	600	290
	Preferred Stock	(9)	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	393	12,722	17	224	12,515
	Class C Preferred Stock	(7)	—	—	76	3,027	75	—	3,102

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(1)	220	8,535	1	1	8,535
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	4	137	1	—	138
	15% PIK Unsecured Debt	(6)	—	—	34	865	32	—	897
	Preferred Stock	(6)	—	(8)	248	7,320	248	8	7,560
	Preferred Stock	(6)	—	(6)	136	2,850	136	6	2,980
	Common Stock	(6)	—	190	—	2,490	190	—	2,680

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	30	—	830	30	—	860
	Member Units	(8)	—	120	—	1,910	120	—	2,030

Valley Healthcare Group, LLC	LIBOR Plus 12.50% (Floor 0.50%)	(8)	—	—	419	11,685	6	120	11,571
	Preferred Member Units	(8)	—	140	—	1,600	140	—	1,740

Volusion, LLC	11.5% Secured Debt	(8)	—	—	639	15,200	158	—	15,358
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(610)	—	2,080	—	609	1,471

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	8,666	—	(7,807)	—	—	—

Total Affiliate investments			$—	$14,238	$9,071	$338,854	$36,118	$23,319	$359,460

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2018 for control investments located in this region was $177,002. This represented 12.7% of net assets as of March 31, 2018. The fair value as of March 31, 2018 for affiliate investments located in this region was $53,304. This represented 3.8% of net assets as of March 31, 2018.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2018 for control investments located in this region was $27,413. This represented 2.0% of net assets as of March 31, 2018. The fair value as of March 31, 2018 for affiliate investments located in this region was $63,527. This represented 4.5% of net assets as of March 31, 2018.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2018 for control investments located in this region was $16,303. This represented 1.2% of net assets as of March 31, 2018. The fair value as of March 31, 2018 for affiliate investments located in this region was $51,916. This represented 3.7% of net assets as of March 31, 2018.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2018 for control investments located in this region was $365,834. This represented 26.2% of net assets as of March 31, 2018. The fair value as of March 31, 2018 for affiliate investments located in this region was $129,198. This represented 9.3% of net assets as of March 31, 2018.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2018 for control investments located in this region was $260,245. This represented 18.6% of net assets as of March 31, 2018. The fair value as of March 31, 2018 for affiliate investments located in this region was $61,515. This represented 4.4% of net assets as of March 31, 2018.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this section contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019, for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	55	58
Fair value	$1,214.2	$566.7	$540.0
Cost	$1,006.5	$601.4	$573.8
% of portfolio at cost—debt	68.5%	96.2%	93.3%
% of portfolio at cost—equity	31.5%	3.8%	6.7%
% of debt investments at cost secured by first priority lien	98.5%	86.9%	92.3%
Weighted-average annual effective yield(b)	12.2%	9.5%	10.5%
Average EBITDA(c)	$4.6	$98.0	$50.2

(a)
At March 31, 2019, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2018
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	56	59
Fair value	$1,195.0	$576.9	$507.9
Cost	$990.9	$608.8	$553.3
% of portfolio at cost—debt	68.7%	96.3%	93.0%
% of portfolio at cost—equity	31.3%	3.7%	7.0%
% of debt investments at cost secured by first priority lien	98.5%	87.9%	92.0%
Weighted-average annual effective yield(b)	12.3%	9.6%	10.4%
Average EBITDA(c)	$4.7	$99.1	$46.1

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

        As of March 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $109.9 million in fair value and approximately $118.1 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $65.8 million, which comprised approximately 2.6% of our Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the trailing twelve months ended March 31, 2019 and 2018, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, respectively, and 1.4% for the year ended December 31, 2018.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended March 31, 2019 and 2018, the External Investment Manager earned $3.0 million and $2.8 million, respectively, of management and incentive fees (net of fees waived, if any) under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the three months ended March 31, 2019 and 2018, and financial position as of March 31, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both March 31, 2019 and December 31, 2018, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2019 and 2018, (i) approximately 1.9% and 1.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        We have also adopted Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, we have elected to account for forfeitures as they occur.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.6 million and $2.1 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2019 and 2018, the total contribution to our net investment income was $2.7 million and $2.6 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2019	December 31, 2018
First lien debt	76.9%	77.1%
Equity	16.7%	16.6%
Second lien debt	5.4%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	March 31, 2019	December 31, 2018
First lien debt	68.9%	69.0%
Equity	25.5%	25.5%
Second lien debt	4.7%	4.6%
Equity warrants	0.5%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2018 and "Risk Factors" below for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        As of March 31, 2019, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.9% of its fair value and 3.6% of its cost. As of December 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$61,365	$55,942	$5,423	10%
Total expenses	(21,874)	(18,967)	(2,907)	15%

Net investment income	39,491	36,975	2,516	7%
Net realized gain (loss) from investments	(5,733)	7,460	(13,193)
Net realized loss on extinguishment of debt	(5,689)	(1,374)	(4,315)
Net unrealized appreciation (depreciation) from:
Portfolio investments	11,224	(10,882)	22,106
SBIC debentures	5,177	1,359	3,818

Total net unrealized appreciation (depreciation)	16,401	(9,523)	25,924
Income tax benefit (provision)	(3,069)	979	(4,048)

Net increase in net assets resulting from operations	$41,401	$34,517	$6,884	20%

	Three Months Ended March 31,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$39,491	$36,975	$2,516	7%
Share-based compensation expense	2,329	2,303	26	1%

Distributable net investment income(a)	$41,820	$39,278	$2,542	6%

Net investment income per share—
Basic and diluted	$0.64	$0.63	$0.01	2%

Distributable net investment income per share—
Basic and diluted(a)	$0.68	$0.67	$0.01	1%

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

  Investment Income

        Total investment income for the three months ended March 31, 2019 was $61.4 million, a 10% increase over the $55.9 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to a $7.7 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments and an increase in the average effective yields, partially offset by (i) a $1.3 million decrease in dividend income from Investment Portfolio equity investments and (ii) a $1.0 million decrease in fee income. The $5.4 million increase in total investment income in the three months ended March 31, 2019 is net of the negative impacts of (i) a decrease of $4.5 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $1.3 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments, both when compared to the same period in 2018.

  Expenses

        Total expenses for the three months ended March 31, 2019 increased to $21.9 million from $19.0 million for the corresponding period of 2018. This comparable period increase in operating expenses was principally attributable to (i) a $1.7 million increase in interest expense, primarily due to an increase in interest expense related to our multi-year revolving credit facility (the "Credit Facility") related to the higher average balance outstanding and the increase in market based floating interest rates, partially offset by a decrease in interest expense resulting from the redemption of the 6.125% Notes (as defined in "—Liquidity and Capital Resources—Capital Resources" below) in April 2018, (ii) a $0.6 million increase in compensation expense primarily due to an increase of $0.4 million in the fair value of our deferred compensation plan assets and (iii) a $0.4 million decrease in the expenses allocated to the External Investment Manager primarily as a result of the non-recurring strategic activities at the External Investment Manager during the three months ended March 31, 2018 which did not occur during the three months ended March 31, 2019.

  Net Investment Income

        Net investment income for the three months ended March 31, 2019 increased 7% to $39.5 million, or $0.64 per share, compared to net investment income of $37.0 million, or $0.63 per share, for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the three months ended March 31, 2019 increased 6% to $41.8 million, or $0.68 per share, compared with $39.3 million, or $0.67 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2019 includes the impacts of (i) a decrease of approximately $0.10 per share from the comparable period in 2018 attributable to the net effect of the lower dividend income activity that is considered less recurring or non-recurring and the decrease in the comparable levels of accelerated prepayment, repricing and other activity as discussed above, (ii) a decrease of $0.01 per share due to the increase in the fair value of the deferred compensation plan assets as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2018 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the three months ended March 31, 2019 was $41.4 million, or $0.67 per share, compared with $34.5 million, or $0.59 per share, during the three months ended March 31, 2018. This $6.9 million improvement from the prior year was primarily the result of (i) a $25.9 million improvement in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses) and (ii) a $2.5 million increase in net investment income as discussed above, with these increases partially offset by (i) a $13.2 million decrease in the net realized gain (loss) from investments, (ii) a $4.3 million increase in the net realized loss on extinguishment of debt and (iii) a $4.0 million increase in the income tax provision. The net realized loss from investments of $5.7 million for the three months ended March 31, 2019 was primarily the result of (i) the net realized loss of $7.0 million resulting from the partial exit of a Middle Market investment and (ii) the net realized loss of $2.3 million resulting from the exit of two Private Loan investments, with these realized losses partially offset by a net realized gain of $3.8 million resulting from the exit of a LMM investment.

        The following table provides a summary of the total net unrealized appreciation of $16.4 million for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(4.0)	$4.0	$0.9	$—		$0.9
Net unrealized appreciation (depreciation) relating to portfolio investments	7.3	(7.4)	10.5	(0.1)	(b)	10.3

Total net unrealized appreciation (depreciation) relating to portfolio investments	$3.3	$(3.4)	$11.4	$(0.1)		$11.2

Unrealized appreciation relating to SBIC debentures(c)						5.2

Total net unrealized appreciation						$16.4

(a)
LMM includes unrealized appreciation on 23 LMM portfolio investments and unrealized depreciation on 19 LMM portfolio investments.

(b)
Other includes $0.6 million of net unrealized depreciation relating to the Other Portfolio partially offset by (i) $0.4 million of unrealized appreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see "Note L—Related Party Transactions") and (ii) $0.1 million of unrealized appreciation relating to the External Investment Manager.

(c)
Relates to unrealized appreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis and is primarily related to accounting reversals of previously recognized unrealized depreciation recorded since the date of the MSC II acquisition on the debentures repaid during the three months ended March 31, 2019.

        The income tax provision for the three months ended March 31, 2019 of $3.1 million principally consisted of a deferred tax provision of $2.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and other current tax expense of $0.7 million related to (i) other current tax expense of $0.4 million related to accruals for current U.S. federal and state income taxes and (ii) a $0.3 million accrual for excise tax on our estimated undistributed taxable income.

  Liquidity and Capital Resources

  Cash Flows

        For the three months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents in the amount of approximately $6.8 million, which is the net result of approximately $24.6 million of cash used in our operating activities and approximately $17.7 million of cash provided by our financing activities.

        The $24.6 million of cash used in our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $38.3 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash uses totaling $128.5 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2018, (iii) cash proceeds totaling $70.8 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iv) cash uses of $5.2 million related to changes in other assets and liabilities.

        The $17.7 million of cash provided by our financing activities principally consisted of (i) $39.0 million in net cash proceeds from the Credit Facility and (ii) $35.4 million in net cash proceeds from the ATM Program (described below), partially offset by (i) $32.4 million in cash dividends paid to stockholders, (ii) $24.0 million in repayment of SBIC debentures and (iii) $0.3 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

        As of March 31, 2019, we had $47.4 million in cash and cash equivalents and $365.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2019, our net asset value totaled $1,522.5 million, or $24.41 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for total commitments of $705.0 million from a diversified group of eighteen lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.5% as of March 31, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of March 31, 2019) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2019, we had $340.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.4% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. During the three months ended March 31, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $24.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of March 31, 2019, through our three wholly owned SBICs, we had $321.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.6%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.7 years as of March 31, 2019.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2019, we sold 957,999 shares of our common stock at a weighted-average price of $37.36 per share and raised $35.8 million of gross proceeds under the ATM Program. Net proceeds were $35.3 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2019, sales transactions representing 28,882 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of March 31, 2019, 2,036,470 shares remained available for sale under the ATM Program.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2019 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-02 effective January 1, 2019. Under ASC 842, we evaluate leases to determine if the leases are considered financing or operating leases. We currently have one operating lease for office space for which we have recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion regarding the lease obligation in Note K in the notes to the consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. We adopted ASU 2016-15 during the three months ended March 31, 2019. The impact of the adoption of this accounting standard on our consolidated financial statements was not material.

        In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We elected to early adopt ASU 2018-13 during the year ended December 31, 2018. No significant changes to our fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings during the three months ended March 31, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2019, we had a total of $114.0 million in outstanding commitments comprised of (i) 33 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 9 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2019, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022 and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
SBIC debentures	$—	$47,000	$40,000	$5,000	$16,000	$213,800	$321,800
Interest due on SBIC debentures	5,890	11,504	9,260	8,248	7,868	23,317	66,087
4.50% Notes due 2019	175,000	—	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	7,875	—	—	—	—	—	7,875
4.50% Notes due 2022	—	—	—	185,000	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	8,325	8,325	—	—	33,300
Operating Lease Obligation(1)	562	762	776	790	804	3,429	7,123

Total	$197,652	$67,591	$58,361	$207,363	$24,672	$240,546	$796,185

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 842, as may be modified or supplemented.

        As of March 31, 2019, we had $340.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2019, we had a receivable of approximately $3.0 million due from the External Investment Manager which included approximately $2.0 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2019, $6.7 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $3.3 million was deferred into phantom Main Street stock units, representing 97,344 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of March 31, 2019 represented 121,368 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but are included in operating expenses and weighted-average shares outstanding in our consolidated statements of operations as earned.

  Recent Developments

        In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest from April 23, 2019 at a rate of 5.20% per year payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2019. The total net proceeds to us from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, were approximately $245.8 million.

        In April 2019, we declared a semi-annual supplemental cash dividend of $0.25 per share payable in June 2019. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2019 of $0.20 per share for each of April, May and June 2019.

        During May 2019, we declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2019. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2019 and represent a 7.9% increase from the regular monthly dividends declared for the third quarter of 2018. Including the semi-annual supplemental dividend declared for June 2019 and the regular monthly dividends declared for the second and third quarters of 2019, we will have paid $26.285 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2019, approximately 72% of our debt investment portfolio (at cost) bore interest at floating rates, 90% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019 and 4.50% Notes due 2022, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2019, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(50)	$(6,588)	$1,700	$(4,888)	$(0.08)
(25)	(3,304)	850	(2,454)	(0.04)
25	3,304	(850)	2,454	0.04
50	6,607	(1,700)	4,907	0.08
100	13,214	(3,400)	9,814	0.16
200	26,429	(6,800)	19,629	0.31
300	39,643	(10,200)	29,443	0.47
400	52,858	(13,600)	39,258	0.63

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 1, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2019, we issued 96,189 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2019 under the dividend reinvestment plan was approximately $3.6 million.

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

Main Street Capital Corporation
Date: May 10, 2019	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer (principal executive officer)
Date: May 10, 2019	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 10, 2019	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)