Form 10-Q
period 2019-06-30
Main Street Capital CORP
filed 2019-08-09
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

        The number of shares outstanding of the issuer's common stock as of August 8, 2019 was 63,135,427.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $770,275 and $750,618 as of June 30, 2019 and December 31, 2018, respectively)	$1,040,692	$1,004,993
Affiliate investments (cost: $370,235 and $381,307 as of June 30, 2019 and December 31, 2018, respectively)	349,668	359,890
Non-Control/Non-Affiliate investments (cost: $1,166,618 and $1,137,108 as of June 30, 2019 and December 31, 2018, respectively)	1,118,069	1,089,026

Total investments (cost: $2,307,128 and $2,269,033 as of June 30, 2019 and December 31, 2018, respectively)	2,508,429	2,453,909

Cash and cash equivalents	70,548	54,181
Interest receivable and other assets	46,810	39,674
Receivable for securities sold	—	1,201
Deferred financing costs (net of accumulated amortization of $7,032 and $6,562 as of June 30, 2019 and December 31, 2018, respectively)	3,991	4,461

Total assets	$2,629,778	$2,553,426

LIABILITIES
Credit facility	$122,000	$301,000
SBIC debentures (par: $321,800 ($10,000 due within one year) and $345,800 as of June 30, 2019 and December 31, 2018, respectively)	315,189	338,186
5.20% Notes due 2024 (par: $250,000 as of June 30, 2019)	246,053	—
4.50% Notes due 2022 (par: $185,000 as of both June 30, 2019 and December 31, 2018)	182,926	182,622
4.50% Notes due 2019 (par: $175,000 as of both June 30, 2019 and December 31, 2018)	174,699	174,338
Accounts payable and other liabilities	21,615	17,962
Payable for securities purchased	2,475	28,254
Interest payable	8,156	6,041
Dividend payable	12,900	11,948
Deferred tax liability, net	22,683	17,026

Total liabilities	1,108,696	1,077,377
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 62,918,132 and 61,264,861 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	629	613
Additional paid-in capital	1,465,679	1,409,945
Total undistributed earnings	54,774	65,491

Total net assets	1,521,082	1,476,049

Total liabilities and net assets	$2,629,778	$2,553,426

NET ASSET VALUE PER SHARE	$24.17	$24.09

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$23,617	$23,875	$47,308	$45,830
Affiliate investments	8,346	8,515	17,417	17,587
Non-Control/Non-Affiliate investments	29,330	27,479	57,932	52,395

Total investment income	61,293	59,869	122,657	115,812
EXPENSES:
Interest	(12,329)	(10,833)	(24,245)	(21,098)
Compensation	(5,516)	(5,673)	(11,585)	(11,164)
General and administrative	(3,160)	(3,097)	(6,363)	(6,071)
Share-based compensation	(2,378)	(2,432)	(4,707)	(4,735)
Expenses allocated to the External Investment Manager	1,707	1,678	3,350	3,744

Total expenses	(21,676)	(20,357)	(43,550)	(39,324)

NET INVESTMENT INCOME	39,617	39,512	79,107	76,488
NET REALIZED GAIN (LOSS):
Control investments	(756)	(8,413)	(943)	4,681
Affiliate investments	789	—	(2,452)	—
Non-Control/Non-Affiliate investments	(2,587)	(5,531)	(4,892)	(11,165)
Realized loss on extinguishment of debt	—	(1,522)	(5,689)	(2,896)

Total net realized loss	(2,554)	(15,466)	(13,976)	(9,380)

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	10,137	26,046	15,083	3,072
Affiliate investments	(568)	(376)	1,808	13,862
Non-Control/Non-Affiliate investments	(4,712)	7,041	(810)	4,895
SBIC debentures	(233)	(10)	4,945	1,348

Total net unrealized appreciation	4,624	32,701	21,026	23,177

INCOME TAXES:
Federal and state income, excise and other taxes	(963)	852	(1,665)	(34)
Deferred taxes	(2,470)	(2,148)	(4,837)	(282)

Income tax provision	(3,433)	(1,296)	(6,502)	(316)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$38,254	$55,451	$79,655	$89,969

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.63	$0.66	$1.27	$1.29

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.61	$0.93	$1.28	$1.52

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	62,880,035	59,828,751	62,375,166	59,343,199

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368
Public offering of common stock, net of offering costs	309,895	4	11,332	—	11,336
Share-based compensation	—	—	2,303	—	2,303
Purchase of vested stock for employee payroll tax withholding	(5,392)	—	(212)	—	(212)
Dividend reinvestment	42,423	—	1,589	—	1,589
Amortization of directors' deferred compensation	—	—	206	—	206
Issuance of restricted stock	124	—	—	—	—
Dividends to stockholders	—	—	—	(33,507)	(33,507)
Net increase resulting from operations	—	—	—	34,517	34,517

Balances at March 31, 2018	59,007,730	$590	$1,325,998	$70,012	$1,396,600

Public offering of common stock, net of offering costs	1,122,290	10	42,416	—	42,426
Share-based compensation	—	—	2,432	—	2,432
Purchase of vested stock for employee payroll tax withholding	(104,301)	(1)	(3,864)	—	(3,865)
Dividend reinvestment	126,003	2	4,790	—	4,792
Amortization of directors' deferred compensation	—	—	213	—	213
Issuance of restricted stock, net of forfeited shares	248,850	2	(2)	—	—
Dividends to stockholders	—	—	—	(50,696)	(50,696)
Net increase resulting from operations	—	—	—	55,452	55,452

Balances at June 30, 2018	60,400,572	$603	$1,371,983	$74,768	$1,447,354

Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share-based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401

Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497

Public offering of common stock, net of offering costs	245,989	2	9,416	—	9,418
Share-based compensation	—	—	2,378	—	2,378
Purchase of vested stock for employee payroll tax withholding	(90,404)	(1)	(3,364)	—	(3,365)
Dividend reinvestment	133,128	1	5,392	—	5,393
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock, net of forfeited shares	262,642	3	(3)	—	—
Dividends to stockholders	—	—	114	(53,823)	(53,709)
Net increase resulting from operations	—	—	—	38,254	38,254

Balances at June 30, 2019	62,925,132	$629	$1,465,679	$54,774	$1,521,082

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$79,655	$89,969
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(301,298)	(528,015)
Proceeds from sales and repayments of debt investments in portfolio companies	220,925	281,802
Proceeds from sales and return of capital of equity investments in portfolio companies	18,169	42,955
Net unrealized appreciation	(21,026)	(23,177)
Net realized loss	13,976	9,380
Accretion of unearned income	(5,997)	(6,945)
Payment-in-kind interest	(2,502)	(952)
Cumulative dividends	(1,350)	(1,069)
Share-based compensation expense	4,707	4,735
Amortization of deferred financing costs	1,790	1,685
Deferred tax provision	4,837	282
Changes in other assets and liabilities:
Interest receivable and other assets	(6,792)	(3,560)
Interest payable	2,115	204
Accounts payable and other liabilities	4,085	(3,149)
Deferred fees and other	1,226	2,162

Net cash provided by (used in) operating activities	12,520	(133,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	44,803	53,762
Proceeds from public offering of 5.20% Notes due 2024	250,000	—
Dividends paid	(80,247)	(77,492)
Proceeds from issuance of SBIC debentures	—	22,000
Repayments of SBIC debentures	(24,000)	(4,000)
Redemption of 6.125% Notes	—	(90,655)
Proceeds from credit facility	201,000	427,000
Repayments on credit facility	(380,000)	(202,000)
Payment of deferred issuance costs and SBIC debenture fees	(4,344)	(1,889)
Purchases of vested stock for employee payroll tax withholding	(3,365)	(4,077)

Net cash provided by financing activities	3,847	122,649

Net increase (decrease) in cash and cash equivalents	16,367	(11,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,181	51,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,548	$40,484

Supplemental cash flow disclosures:
Interest paid	$20,279	$19,147
Taxes paid	$1,672	$4,075
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,240	$—
Non-cash financing activities:
Shares issued pursuant to the DRIP	$8,989	$6,381

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$7,603
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	7,319

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2020)	1,650	1,630	1,630
			Member Units (1,500 units)		1,500	1,290

					3,130	2,920

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,877	4,563	4,419
			Preferred Member Units (3,725,862 units)		3,726	2,018

					8,289	6,437

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			15% Secured Debt (Maturity—December 28, 2020)	11,596	11,419	11,419
			Common Stock (57,508 shares)		6,350	7,350

					17,769	18,769

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.44%, Secured Debt (Maturity—January 9, 2023)(9)	9,300	9,228	9,228
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,508	13,508

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,418	6,418
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,550
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	995	995
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,545	11,963

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	4,050

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.63%, Secured Debt (Maturity—March 30, 2023)(9)	14,079	13,935	13,935
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,777	27,777
			Preferred Member Units (6,157 units)(8)		10,775	7,382

					52,487	49,094

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	59,590

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity—January 4, 2024)(9)	12,240	12,127	12,127
			Preferred Member Units (12,696 units)		5,840	5,840

					17,967	17,967

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity—February 26, 2023)(9)	18,875	18,728	18,728
			Member Units (4,347 units)(8)		11,440	22,990
			Member Units (Chamberlin Langfield Real Estate, LLC) (732,160 units)(8)		732	732

					30,900	42,450

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15% Secured Debt (Maturity—June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	4,630

					2,400	6,630

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.44%, Secured Debt (Maturity—December 20, 2021)(9)	11,680	11,614	11,680
			Member Units (717 units)(8)		7,280	10,270
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,150	1,138	1,150
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	350

					20,242	23,450

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,493	2,007

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—January 29, 2021)(9)	250	242	242
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—January 29, 2024)(9)	8,750	8,669	8,669
			Preferred Member Units (1,975 units)		1,975	1,975

					10,886	10,886

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 30, 2019)(14)(17)	1,800	1,800	1,554
			10.50% PIK Secured Debt (Maturity—May 30, 2019)(14)(17)(19)	12,511	12,479	9,786
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	11,340

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity—April 1, 2023)(9)	25,080	24,877	24,877
			Preferred Member Units (3,451 shares)(8)		8,466	7,965

					33,343	32,842

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity—February 13, 2023)(9)	17,547	17,397	17,397
			Preferred Stock (8,400 shares)		8,400	16,150

					25,797	33,547

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 7.00% (Floor 2.00%), Current Coupon 9.44%, Secured Debt (Maturity—June 24, 2021)(9)	19,822	19,723	19,822
			Member Units (8,619 units)(8)		14,844	45,460

					34,567	65,282

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—March 31, 2020)(9)	4,700	4,687	4,687
			Member Units (1,200 units)(8)		1,200	2,500

					5,887	7,187

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 9.44%, Secured Debt (Maturity—December 31, 2023)	13,257	13,245	13,257
			Member Units (5,879 units)(8)		13,065	46,130

					26,310	59,387

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity—October 1, 2019)(9)(14)	464	464	464
			16% Secured Debt (Maturity—October 1, 2019)(14)	12,588	12,588	10,490
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration— April 25, 2028; Strike price—$0.01 per share)		—	—

					17,175	10,954

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	11,300

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.94%, Secured Debt (Maturity—September 30, 2020)(9)	320	320	320
			12.5% Secured Debt (Maturity—April 29, 2021)	12,535	12,478	12,478
			Member Units (3,681 units)		3,681	4,330

					16,479	17,128

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,406	9,530

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		1,735	1,828

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	8,600

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	14,000	13,935	14,000
			Preferred Member Units (5,607 units)(8)		5,952	14,420

					19,887	28,420

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 12.25%, Secured Debt (Maturity—November 14, 2019)(9)	3,055	3,047	3,055
			Member Units (627 units)(8)		811	6,810

					3,858	9,865

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	11,910

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.5% Secured Debt (Maturity—October 31, 2023)	27,200	26,942	26,942
			Member Units (581 units)		12,240	12,240
			9.0% Secured Debt (Maturity—October 31, 2048)	3,992	3,953	3,953
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	992

					44,127	44,127

Lamb Ventures, LLC	May 30, 2008	Aftermarket Automotive Services Chain
			Libor Plus 5.75%, Current Coupon 8.18%, Secured Debt (Maturity—July 1, 2019)	200	200	200
			11% Secured Debt (Maturity—July 1, 2022)	11,839	11,811	11,839
			Preferred Stock (non-voting)		400	400
			Member Units (846 units)(8)		5,663	11,880
			9.5% Secured Debt (Lamb's Real Estate Investment I, LLC) (Maturity—March 31, 2027)	432	428	432
			Member Units (Lamb's Real Estate Investment I, LLC) (1,000 units)(8)		625	550

					19,127	25,301

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity—July 28, 2022)(9)	1,509	1,509	1,509
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.52%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,644	22,644
			Member Units (657,113 units)		14,700	11,030

					38,853	35,183

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5% Current / 5% PIK Secured Debt (Maturity— March 31, 2022)(19)	8,666	8,577	8,666
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20

					18,977	13,456

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,748	1,748
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,889	3,889
			Member Units (7,874 units)		3,001	700
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	723	723	723
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,640

					10,151	8,700

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	69,578

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)	7,081	7,074	7,074
			Common Stock (5,873 shares)		2,720	2,090

					9,794	9,164

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	15,000

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity—February 28, 2023)	17,222	17,087	17,087
			Preferred Member Units (86,400,000 units)(8)		6,880	6,880

					23,967	23,967

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.93%, Secured Debt (Maturity—June 8, 2020)(9)	83	83	83
			14% Secured Debt (Maturity—June 8, 2022)	6,685	6,561	6,685
			Warrants (251,723 equivalent units; Expiration— June 8, 2027; Strike price—$0.01 per unit)		252	790
			Member Units (1,454,167 units)(8)		765	3,088

					7,661	10,646

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	6,260

					10,093	12,636

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,478	20,478
			Preferred Member Units (406 units)		10,200	10,200

					30,678	30,678

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,800

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	6,800

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.59%, Secured Debt (Maturity—November 15, 2021)(9)	14,095	14,021	14,021
			Common Stock (1,962 shares)		2,150	9,050

					16,171	23,071

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	6,397	6,353	6,397
			Preferred Member Units (19,631 units)(8)		4,600	15,600
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	1,160

					12,153	23,157

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		10,813	10,579

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	721
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	2,929

					2,269	8,260

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity—August 31, 2020)	800	800	800
			12% Secured Debt (Maturity—August 31, 2023)	16,400	16,259	16,259
			Preferred Member Units (440 units)		7,476	7,476

					24,535	24,535

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2019)	2,924	2,924	2,685
			Series A Preferred Units (2,500 units)		2,500	10
			Warrants (1,424 equivalent units; Expiration— July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,479

					8,820	5,174

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12% Secured Debt (Maturity—May 31, 2024)	10,400	10,282	10,282
			Common Stock (615 shares)(8)		4,655	4,655

					14,937	14,937

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—September 30, 2019)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	4,090
			Common Stock (1,126,242 shares)		3,706	409

					8,734	6,527

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	999	999
			12% Secured Debt (Maturity—October 1, 2019)	625	625	625
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration— October 1, 2019; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,010

					7,808	5,384

Subtotal Control Investments (68.4% of net assets at fair value)					$770,275	$1,040,692

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10% Secured Debt (Maturity—May 25, 2022)	$1,011	$1,011	$1,011
			Preferred Member Units (186 units)		1,200	4,550

					2,211	5,561

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity—June 7, 2022)(9)	25,200	25,019	25,200
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	7,030

					29,874	32,230

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	10,185	10,055	9,880
			Options (3 equivalent units)		607	940
			Warrant (1 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	410

					11,135	11,230

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.44%, (Maturity—April 8, 2021)(9)	4,640	4,505	4,505
			Preferred Stock (non-voting)(8)		122	122
			Member Units (800,000 units)		800	120

					5,427	4,747

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.59%, Secured Debt (Maturity—June 30, 2022)(9)	14,204	14,033	14,204
			Member Units (2,160,000 units)(8)		2,256	5,360

					16,289	19,564

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.68%, Secured Debt (Maturity—June 30, 2020)(9)	19,004	18,959	18,772
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,561	4,561

					23,520	23,333

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—December 7, 2023)	10,200	10,098	10,200
			Member Units (66,968 units)		751	4,940

					10,849	15,140

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Debt (Maturity—July 4, 2021)(19)	4,569	4,549	4,569
			Class A Units (1,500,000 units)(8)		1,500	2,020

					6,049	6,589

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,592	17,278

					21,802	18,133

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)		2,311	3,072

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	6,573
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,087

					7,702	8,660

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		725	677

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,657
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		10,555	10,295

					16,529	15,952

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity—June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256

					2,195	2,195

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,233	2,233

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			10.0% Secured Debt (Maturity—December 2, 2021)	13,400	13,321	13,400
			Preferred Member Units (226 units)(8)		2,850	7,260
			Preferred Member Units (HRS Services, ULC) (226 units)		150	380

					16,321	21,040

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity— May 1, 2022)	3,000	3,000	3,960
			Member Units (318,462 units)(8)		2,236	9,610

					5,236	13,570

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	15,922

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		76	76
			Member Units (2,179,001 units)		2,019	1,940

					2,095	2,016

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	6,095	6,095	6,095
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	55	55	55
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration— April 18, 2021; Strike price—$0.01 per share)		1,919	—

					10,050	6,150

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current Secured Debt (Maturity— March 31, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	200

					17,023	15,906

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	1,010

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity— August 31, 2023)	34,688	34,363	34,687
			Preferred Member Units (157 units)(8)		6,000	6,730

					40,363	41,417

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity— September 13, 2023)	6,400	6,202	6,202
			Member Units (70,000 units)		700	890
			Warrants (18,084 equivalent units; Expiration - September 13, 2028; Strike price—$0.01 per unit)		181	240

					7,083	7,332

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity—August 20, 2024)(9)	2,978	2,953	2,953
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,797	1,797
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,336	3,336
			Preferred Stock (4,336,866 shares; 13.5% cumulative)(8)(19)		7,924	7,924
			Common Stock (945,507 shares)		—	600

					16,010	16,610

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		967	1,020
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	990

					4,967	2,010

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	20,234	19,749	19,749
			8% Unsecured Convertible Debt (Maturity— November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration - January 26, 2025; Strike price—$0.01 per unit)		2,576	569

					36,734	34,609

Subtotal Affiliate Investments (23.0% of net assets at fair value)					$370,235	$349,668

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 9.33% / 4.00% PIK, Current Coupon Plus PIK 13.33%, Secured Debt (Maturity—June 30, 2023)(9)(19)	$14,490	$14,123	$13,041
			LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 13.59%, Secured Debt (Maturity—April 15, 2020)(9)	1,855	1,691	1,883

					15,814	14,924

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 4.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 3, 2023)(9)	5,000	4,920	4,920
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.08%, Secured Debt (Maturity—July 3, 2023)(9)	7,070	6,942	6,942
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.85%, Secured Debt (Maturity—July 3, 2023)(9)	223	223	223

					12,085	12,085

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.65%, Secured Debt (Maturity—July 26, 2023)(9)	20,000	19,844	19,991

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity—September 8, 2023)(9)	4,063	4,016	4,063

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.23%, Secured Debt (Maturity—October 22, 2022)(9)	14,471	14,158	14,073

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.90%, Secured Debt (Maturity—August 30, 2023)(9)	16,709	16,284	16,375

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 12.09%, Secured Debt (Maturity—April 10, 2023)(9)	12,299	12,117	11,958

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity—March 31, 2022)(9)	5,971	5,921	5,941

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity—December 8, 2021)(9)	17,405	16,203	10,225

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,732	9,526

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity—January 13, 2020)(9)	15,663	15,644	15,663

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	1,896

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.09%, Secured Debt (Maturity—August 31, 2023)(9)	4,602	4,512	4,448
			13.25% PIK Secured Debt (Maturity— December 1, 2023)(19)	1,734	1,697	1,697

					6,209	6,145

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity—June 22, 2021)(9)	3,635	3,601	3,368

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 8.35% / 1.00% PIK, Current Coupon Plus PIK 9.35% Secured Debt (Maturity—June 11, 2021)(9)(19)	13,975	13,715	13,242

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity— January 6, 2024)(19)	4,519	4,480	4,519
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,671	1,671

					6,151	6,190

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity—May 11, 2022)(9)	2,412	2,393	2,378

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.35%, Secured Debt (Maturity—March 9, 2022)(9)	13,925	13,726	13,910
			Member Units (1,050,000 units)		1,050	1,230

					14,776	15,140

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.99%, Secured Debt (Maturity—November 6, 2020)(9)	10,998	10,917	8,386

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 7.15%, Secured Debt (Maturity—January 28, 2026)	10,000	9,809	10,042
			LIBOR Plus 8.50%, Current Coupon 10.90%, Secured Debt (Maturity—January 28, 2027)	5,000	4,903	5,000

					14,712	15,042

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity—July 22, 2019)(9)	6,733	6,733	6,032

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,700	10,171
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		3,500	3,563

					15,200	13,734

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity—November 14, 2023)(9)	19,421	19,266	19,421

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—August 23, 2022)(9)	12,674	12,646	12,421

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 8.03%, Secured Debt (Maturity—October 6, 2021)(9)	13,812	13,759	13,605

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.42%, Secured Debt (Maturity—June 7, 2023)(9)	5,674	5,479	5,433
			Common Stock (177,130 shares)		5,309	2,568

					10,788	8,001

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.77%, Secured Debt (Maturity—May 15, 2026)(9)	3,571	3,483	3,483

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,908	2,908	38

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity—December 5, 2022)(9)	2,700	2,657	2,700

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity—June 30, 2023)(9)	16,455	16,350	16,414
			Member Units (43,463 units)		4,409	6,510

					20,759	22,924

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.52%, Secured Debt (Maturity—August 3, 2022)(9)	10,399	10,328	10,399

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity - June 22, 2023)(19)	5,869	5,869	5,869
			Warrants (915,734 equivalent units; Expiration— December 23, 2023; Strike price—$1.50 per unit)		474	250

					6,343	6,119

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity—February 12, 2021)(9)	14,279	14,130	14,350

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.11%, Secured Debt (Maturity—April 13, 2023)(9)	11,742	11,544	11,731
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		817	817
			Class A Preferred Member Units (776,316 units)		776	1,490

					13,137	14,038

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity—July 17, 2023)(9)	5,530	5,435	5,385

Elite SEM, Inc.(10)	#N/A	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.44% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity—February 1, 2022)(9)(23)	6,875	6,768	6,866

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,645	1,615
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,103	958
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,381	3,395
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,879	8,517
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,071	5,655
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,200	6,174

					31,279	26,314

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,916	8,302

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 7.90%, Secured Debt (Maturity—June 13, 2024)	15,275	15,012	14,855

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,914	2,759

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity—August 9, 2022)(9)	5,000	4,936	4,975

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—April 3, 2020)(9)	11,297	11,153	10,591

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.50%, Current Coupon 7.83%, Secured Debt (Maturity—December 19, 2025)	16,459	16,303	16,459

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Service Provider
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 7.22%, Secured Debt (Maturity—October 29, 2021)(9)	9,172	9,123	9,184
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,811	3,949

					12,934	13,133

Good Source Solutions, Inc.(10)	October 23, 2018	Specialized Food Distributor
			LIBOR Plus 8.32% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity—June 29, 2023)(9)(23)	5,000	4,956	4,893

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.90%, Secured Debt (Maturity—December 22, 2024)(9)	18,623	18,451	18,150

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.58%, Secured Debt (Maturity—April 30, 2019)(9)(17)	4,565	4,565	3,743
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	226

					6,605	3,969

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity—December 21, 2023)(9)	3,296	3,232	3,291

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 6.00%, Current Coupon 9.18%, Secured Debt (Maturity—January 28, 2020)	6,950	6,709	6,559
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.68%, Secured Debt (Maturity—January 28, 2021)(9)	9,322	9,056	9,089

					15,765	15,648

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity—March 29, 2023)(9)	15,871	15,644	15,871

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			8.00% Secured Debt (Maturity—March 29, 2023)	10,718	10,523	9,410

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.72% / 8.68% PIK, Current Coupon Plus PIK 12.40% Secured Debt (Maturity—May 12, 2022)(19)	7,320	7,206	5,845

iEnergizer Limited(10)(13)(21)	May 8, 2013	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—April 17, 2024)(9)	15,250	15,110	15,110

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—April 30, 2024)(9)	18,670	18,234	18,407

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.66%, Secured Debt (Maturity—November 19, 2023)(9)	17,310	16,990	17,252
			Member Units (1,558,333 units)		1,558	1,558

					18,548	18,810

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity— December 17, 2022)(19)	5,058	4,979	5,058
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		99	99
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		55	55
			Member Units (Industrial Services Investments, LLC) (900 units)		900	520

					6,033	5,732

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,762	7,495	7,684

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—July 19, 2025)(9)	11,514	11,410	11,542

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—June 14, 2025)(9)	6,187	6,133	4,919

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity—May 2, 2023)(9)	14,813	14,692	14,813

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity—May 26, 2021)(9)	4,112	4,106	4,112

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31% Secured Debt (Maturity—October 24, 2019)(9)	1,137	1,137	1,137
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52% Secured Debt (Maturity—May 9, 2020)(9)(14)	13,387	13,344	6,398

					14,481	7,535

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—March 29, 2024)(9)	7,500	7,350	7,350

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 7.83%, Secured Debt (Maturity—December 20, 2024)	17,456	17,372	17,347

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.46%, Secured Debt (Maturity—August 7, 2020)(9)	2,145	2,145	2,022
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,498	2,729

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 10.50% (Floor 2.00%) PIK, Current Coupon 13.05% PIK, Secured Debt (Maturity—November 19, 2021)(9)	9,450	9,244	9,244

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 7.45%, Secured Debt (Maturity—May 9, 2026)	15,000	14,777	14,850

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,780	3,656

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.23%, Secured Debt (Maturity—September 25, 2023)(9)	13,818	13,673	13,673

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity—December 22, 2024)(9)	18,478	18,281	18,478

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	45
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		49	21

					174	66

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity—May 1, 2023)(9)	9,584	9,576	9,011

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.40%, Secured Debt (Maturity—August 28, 2022)(9)	11,847	11,530	11,610

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 4.75%, Current Coupon 7.08%, Secured Debt (Maturity—December 22, 2025)	16,732	16,604	16,604
			Preferred Stock (1,516 shares; 4.50% Cash/ 9.25% PIK cumulative)(8)(19)		1,742	1,742

					18,346	18,346

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—April 29, 2024)(9)	17,353	17,268	17,244

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.65%, Secured Debt (Maturity—October 24, 2024)(9)	14,963	14,690	14,690

Mobileum, Inc.(10)	October 23, 2018	Provider of big data analytics to telecom service providers
			LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 12.58%, Secured Debt (Maturity—May 1, 2022)(9)	7,500	7,437	7,437

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity—April 26, 2024)(9)	4,236	4,184	4,077

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

New Era Technology, Inc.(10)	June 30, 2018	Managed Services and Hosting Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity—June 22, 2023)(9)	11,659	11,466	11,518

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—July 14, 2022)(9)	18,026	17,796	17,974

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.52%, Secured Debt (Maturity—March 2, 2022)	20,417	20,279	20,417

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity—November 27, 2020)(9)	7,644	7,213	7,260

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.41%, Secured Debt (Maturity—October 17, 2022)(9)	21,170	20,720	20,861

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.65%, Secured Debt (Maturity—June 7, 2022)(9)	4,297	4,286	4,232

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,921	4,921	698

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity— October 15, 2021)(19)	424	424	310
			18% PIK Unsecured Debt (Maturity— June 30, 2022)(19)	291	291	291
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	330

					1,514	931

Pier 1 Imports, Inc.(11)	February 20, 2018	Decorative Home Furnishings Retailer
			LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.70%, Secured Debt (Maturity—April 30, 2021)(9)	9,685	9,215	2,421

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration— July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.90%, Secured Debt (Maturity—May 1, 2026)	9,000	8,963	8,955

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity—November 30, 2023)(9)	8,449	8,449	7,976

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—December 20, 2024)(9)	18,254	17,685	18,231

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration— October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	12

					471	12

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,200

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.18%, Secured Debt (Maturity—June 9, 2021)(9)	7,125	7,099	7,099

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,817	19,190

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity—September 12, 2023)(9)(22)	15,146	14,917	13,894

STL Parent Corp.(10)	December 14, 2018	Manufacturer and Servicer of Tank and Hopper Railcars
			LIBOR Plus 7.00%, Current Coupon 9.40%, Secured Debt (Maturity—December 5, 2022)	14,906	14,442	15,055

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares)(8)		2,000	2,620

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,629	7,798

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.83%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,437	5,170

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.94%, Secured Debt (Maturity—January 26, 2023)(9)	9,961	9,725	10,067

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity—October 31, 2022)(9)(24)	15,956	15,796	15,796

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity—October 30, 2020)(9)	4,788	4,655	3,686

Turning Point Brands, Inc.(10)(13)	February 17, 2017	Marketer/Distributor of Tobacco Products
			LIBOR Plus 7.00%, Current Coupon 9.40%, Secured Debt (Maturity—March 7, 2024)	6,592	6,538	6,658

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity—May 2, 2023)(9)	22,491	22,186	21,483

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity—March 1, 2023)(9)	10,350	10,313	9,522

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity—April 3, 2023)(9)	5,839	5,610	5,787
			Preferred Stock (70,207 shares)(8)(19)		767	830
			Warrants (69,675 equivalent shares; Expiration—April 3, 2029; Strike price—$10.92 per share)		—	820

					6,377	7,437

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 12.49% / 1% PIK, Current Coupon Plus PIK 13.49%, Secured Debt (Maturity—September 29, 2022)(9)(19)(28)	13,829	13,608	13,695

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.37% Secured Debt (Maturity—August 9, 2024)(9)	14,813	14,681	14,701

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	259
			Warrants (952,500 equivalent shares; Expiration— June 15, 2022; Strike price—$0.001 per share)		1,071	1,189

					1,225	1,448

Subtotal Non-Control/Non-Affiliate Investments (73.5% of net assets at fair value)					$1,166,618	$1,118,069

Total Portfolio Investments, June 30, 2019					$2,307,128	$2,508,429

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

(3)
See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

(5)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act") as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

(7)
Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(8)
Income producing through dividends or distributions.

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2019. As noted in this schedule, 64% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.25%, with a weighted-average LIBOR floor of approximately 1.05%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2019

(dollars in thousands)

(unaudited)

(20)
All portfolio company headquarters are based in the United States, unless otherwise noted.

(21)
Portfolio company headquarters are located outside of the United States.

(22)
In connection with the Company's debt investment in Staples Canada ULC in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $18.3 million Canadian Dollars and receive $14.1 million U.S. Dollars with a settlement date of September 12, 2019. The unrealized appreciation on the forward foreign currency contract is $0.1 million as of June 30, 2019.

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

(24)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 7.14% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such lower rate.

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

(27)
Investment has an unfunded commitment as of June 30, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments

(28)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such higher rate.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity—December 20, 2024)(9)	15,360	14,757	15,110

Resolute Industrial, LLC(10)	July 26, 2017	HVAC Equipment Rental and Remanufacturing
			Member Units (601 units)		750	920

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	11

					471	11

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	1,820

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity—June 9, 2021)(9)	7,313	7,280	7,280

SiTV, LLC(11)	September 26, 2017	Cable Networks Operator
			10.375% Secured Debt (Maturity—July 1, 2019)	10,429	7,196	3,911

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,793	19,095

Sorenson Communications, Inc.(11)	June 7, 2016	Manufacturer of Communication Products for Hearing Impaired
			LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity—April 30, 2020)(9)	13,097	13,059	13,048

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity—September 12, 2023)(9)(22)	16,867	16,589	14,026

STL Parent Corp.(10)	December 14, 2018	Manufacturer and Servicer of Tank and Hopper Railcars
			LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity—December 5, 2022)	15,000	14,475	14,475

Strike, LLC(11)	December 12, 2016	Pipeline Construction and Maintenance Services
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—November 30, 2022)(9)	9,000	8,797	9,011

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

(3)
See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

(5)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act") as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $20.4 million Canadian Dollars and receive $15.7 million U.S. Dollars with a settlement date of September 12, 2019. The unrealized appreciation on the forward foreign currency contract is $0.6 million as of December 31, 2018.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, and financial position as of June 30, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  Portfolio Investment Classification

        Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control Investments" are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) "Affiliate Investments" are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 25 LMM portfolio companies for the six months ended June 30, 2019, representing approximately 40% of the total LMM portfolio at fair value as of June 30, 2019, and on a total of 26 LMM portfolio companies for the six months ended June 30, 2018, representing approximately 39% of the total LMM portfolio at fair value as of June 30, 2018. Excluding its investments in LMM portfolio companies that, as of June 30, 2019 and 2018, as applicable, have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2019 and 2018 was 42% and 47% of the total LMM portfolio at fair value as of June 30, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 93% and 94% of the Middle Market portfolio investments as of June 30, 2019 and December 31, 2018, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 18 Private Loan portfolio companies for the six months ended June 30, 2019, representing approximately 31% of the total Private Loan portfolio at fair value as of June 30, 2019, and on a total of 16 Private Loan portfolio companies for the six months ended June 30, 2018, representing approximately 37% of the total Private Loan portfolio at fair value as of June 30, 2018. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2019 and 2018, as applicable, have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in its Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2019 and 2018 was 48% and 58% of the total Private Loan portfolio at fair value as of June 30, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.4% of Main Street's Investment Portfolio at fair value as of both June 30, 2019 and December 31, 2018. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At June 30, 2019, cash balances totaling $66.7 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of June 30, 2019, Main Street's total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.5% of its fair value and 4.4% of its cost. As of December 31,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2018, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2019 and 2018, (i) approximately 2.2% and 0.6%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.8%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2019 and 2018, (i) approximately 2.0% and 0.8%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.9%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$47,222	$44,265	$94,541	$83,878
Dividend income	12,763	13,680	25,259	27,511
Fee income	1,308	1,924	2,857	4,423

Total interest, fee and dividend income	$61,293	$59,869	$122,657	$115,812

5.     Deferred Financing Costs

        Deferred financing costs include commitment fees and other costs related to Main Street's multi-year revolving credit facility (the "Credit Facility") and its unsecured notes, as well as the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2019 and 2018, approximately 2.5% and 3.0%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2019 and 2018, approximately 2.7% and 2.9%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Main Street adopted ASU 2016-02 effective January 1, 2019. Under ASC 842, Leases ("ASC 842"), Main Street evaluates leases to determine if the leases are considered financing or operating leases. Main Street currently has one operating lease for office space for which Main Street has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion in Note K regarding the lease obligation.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Main Street adopted ASU 2016-15 effective January 1, 2018. The impact of the adoption of this accounting standard on Main Street's consolidated financial statements was not material.

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

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. Main Street adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. Main Street adopted the new requirement to present changes in net assets in

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

        As of June 30, 2019 and December 31, 2018, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

        As of June 30, 2019 and December 31, 2018, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

        As of June 30, 2019 and December 31, 2018, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

        As of June 30, 2019 and December 31, 2018, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2019 and December 31, 2018:

Type of Investment	Fair Value as of June 30, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$806,125	Discounted cash flow	WACC	9.5% - 20.1%	13.6%	14.2%
		Market comparable /	EBITDA multiple(1)	4.7x - 8.3x(2)	7.3x	6.3x
		Enterprise Value
Debt investments	$1,095,737	Discounted cash flow	Risk adjusted discount factor	6.6% - 17.0%(2)	11.2%	11.3%
			Expected principal recovery	1.3% - 100.0%	99.4%	100.0%
			percentage
Debt investments	$606,567	Market approach	Third-party quote	25.0 - 101.5	95.5	98.5

Total Level 3 investments	$2,508,429

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 15.0x and the range for risk adjusted discount factor is 5.3% - 43.0%.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six month periods ended June 30, 2019 and 2018 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2018	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2019
Debt	$1,686,753	$—	$(235,999)	$254,123	$15,063	$(8,776)	$(8,860)	$1,702,304
Equity	755,710	—	(11,298)	24,058	(5,869)	23,362	10,667	796,630
Equity Warrant	11,446	—	1,217	—	(1,090)	(271)	(1,807)	9,495

	$2,453,909	$—	$(246,080)	$278,181	$8,104	$14,315	$—	$2,508,429

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

        As of June 30, 2019 and December 31, 2018, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Type of Instrument	Fair Value as of June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$21,432	Discounted cash flow	Estimated market interest rates	4.8% - 4.9%	4.8%

Type of Instrument	Fair Value as of December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,688	Discounted cash flow	Estimated market interest rates	5.5% - 5.8%	5.6%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six month periods ended June 30, 2019 and 2018 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,945)	$21,432

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,348)	$44,634

        At June 30, 2019 and December 31, 2018, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,213,698	$—	$—	$1,213,698
Middle Market portfolio investments	519,614	—	—	519,614
Private Loan portfolio investments	594,420	—	—	594,420
Other Portfolio investments	111,119	—	—	111,119
External Investment Manager	69,578	—	—	69,578

Total investments	$2,508,429	$—	$—	$2,508,429

SBIC debentures at fair value	$21,432	$—	$—	$21,432

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for each of the three months ended June 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.7 million. Main Street's total expenses for the six months ended June 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $3.4 million and $3.7 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2019 and 2018, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	62
Fair value	$1,213.7	$519.6	$594.4
Cost	$996.3	$562.0	$629.5
% of portfolio at cost—debt	67.2%	95.8%	93.5%
% of portfolio at cost—equity	32.8%	4.2%	6.5%
% of debt investments at cost secured by first priority lien	98.0%	89.4%	92.7%
Weighted-average annual effective yield(b)	12.1%	9.4%	10.2%
Average EBITDA(c)	$4.7	$93.1	$53.0

(a)
At June 30, 2019, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2019, including amortization of deferred debt origination

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, three Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $111.1 million in fair value and approximately $119.3 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $69.6 million, which comprised approximately 2.8% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2019	December 31, 2018
First lien debt	76.9%	77.1%
Equity	17.3%	16.6%
Second lien debt	4.8%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	June 30, 2019	December 31, 2018
First lien debt	68.6%	69.0%
Equity	26.4%	25.5%
Second lien debt	4.2%	4.6%
Equity warrants	0.4%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2019	December 31, 2018
West	25.3%	27.2%
Southwest	24.6%	26.7%
Midwest	19.5%	19.4%
Northeast	15.5%	14.3%
Southeast	12.8%	10.0%
Canada	1.3%	1.4%
Other Non-United States	1.0%	1.0%

	100.0%	100.0%

Fair Value:	June 30, 2019	December 31, 2018
Southwest	26.6%	28.4%
West	26.3%	28.2%
Midwest	19.0%	18.9%
Northeast	14.7%	13.4%
Southeast	11.2%	8.9%
Canada	1.2%	1.2%
Other Non-United States	1.0%	1.0%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of June 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2019	December 31, 2018
Machinery	7.1%	6.5%
Media	6.6%	6.5%
Construction & Engineering	6.0%	7.5%
Energy Equipment & Services	5.5%	6.4%
Specialty Retail	4.6%	4.2%
IT Services	4.4%	3.8%
Internet Software & Services	4.3%	4.1%
Diversified Telecommunication Services	4.2%	4.8%
Aerospace & Defense	4.2%	3.8%
Health Care Providers & Services	4.1%	2.8%
Commercial Services & Supplies	3.9%	4.9%
Hotels, Restaurants & Leisure	3.9%	3.3%
Leisure Equipment & Products	3.7%	3.9%
Oil, Gas & Consumable Fuels	3.5%	3.0%
Electronic Equipment, Instruments & Components	3.5%	3.5%
Communications Equipment	3.4%	2.5%
Food Products	3.2%	3.8%
Professional Services	2.5%	2.6%
Computers & Peripherals	2.4%	2.6%
Software	2.3%	2.6%
Road & Rail	2.0%	1.8%
Containers & Packaging	1.8%	1.9%
Construction Materials	1.8%	1.8%
Building Products	1.6%	1.6%
Distributors	1.2%	1.7%
Internet & Catalog Retail	1.0%	1.1%
Other(1)	7.3%	7.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2019	December 31, 2018
Machinery	9.5%	8.8%
Construction & Engineering	6.6%	7.9%
Media	5.6%	5.4%
Energy Equipment & Services	5.0%	5.7%
Specialty Retail	4.6%	4.2%
IT Services	4.5%	3.9%
Internet Software & Services	4.0%	3.8%
Aerospace & Defense	4.0%	3.5%
Health Care Providers & Services	3.8%	2.7%
Hotels, Restaurants & Leisure	3.7%	3.2%
Computers & Peripherals	3.6%	3.8%
Commercial Services & Supplies	3.5%	4.4%
Leisure Equipment & Products	3.5%	3.7%
Diversified Telecommunication Services	3.4%	4.0%
Oil, Gas & Consumable Fuels	3.2%	2.7%
Communications Equipment	2.9%	2.2%
Food Products	2.8%	3.5%
Electronic Equipment, Instruments & Components	2.8%	2.8%
Diversified Consumer Services	2.7%	2.9%
Software	2.6%	2.9%
Construction Materials	2.2%	2.1%
Professional Services	2.1%	2.4%
Road & Rail	2.0%	1.8%
Containers & Packaging	1.8%	1.8%
Building Products	1.5%	1.6%
Distributors	1.0%	1.5%
Other(1)	7.1%	6.8%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2019 and December 31, 2018, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

        As of June 30, 2019 and December 31, 2018, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the six months ended June 30, 2019 and 2018, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income, except for the External Investment Manager. As such, the External Investment Manager was considered a significant subsidiary. The summarized financial information for the External Investment Manager is included in Note D.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended June 30, 2019, the External Investment Manager earned $4.1 million in fee income, which consisted of $2.8 million of base management fees and $1.3 million in incentive fees, compared to $2.9 million in base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2019, the External Investment Manager earned $7.1 million in fee income, which consisted of $5.7 million of base management fees and $1.4 million in incentive fees compared to $5.7 million of base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For each of the three months ended June 30, 2019 and 2018, Main Street allocated $1.7 million of total expenses to the External Investment Manager. For the six months ended June 30, 2019 and 2018, Main Street allocated $3.4 million and $3.7 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended June 30, 2019 and 2018, the total contribution to Main Street's net investment income was $3.6 million and $2.7 million, respectively. For the six months ended June 30, 2019 and 2018, the total contribution to Main Street's net investment income was $6.2 million and $5.3 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Management fee income	$2,800	$2,879	$5,677	$5,695
Incentive fees	1,294	—	1,374	—

Total revenues	4,094	2,879	7,051	5,695
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,121)	(1,059)	(2,176)	(2,412)
Other G&A expenses	(586)	(619)	(1,174)	(1,332)

Total allocated expenses	(1,707)	(1,678)	(3,350)	(3,744)

Pre-tax income	2,387	1,201	3,701	1,951
Tax expense	(526)	(185)	(820)	(362)

Net income	$1,861	$1,016	$2,881	$1,589

	As of June 30,	As of December 31,
	2019	2018
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	3,510	2,947

Total assets	$3,510	$2,947

Accounts payable to MSCC and its subsidiaries	$1,649	$1,786
Dividend payable to MSCC and its subsidiaries	1,861	1,161
Equity	—	—

Total liabilities and equity	$3,510	$2,947

NOTE E—DEBT

SBIC Debentures

        Under existing SBA regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. SBIC debentures payable were $321.8 million and $345.8 million at June 30, 2019 and December 31, 2018, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the six months ended June 30, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

the future and opportunistically prepaid $24.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $5.7 million due primarily to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is substantially offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.6% and 3.7% as of June 30, 2019 and December 31, 2018, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of June 30, 2019 was approximately 5.5 years. For each of the three months ended June 30, 2019 and 2018, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.2 million. For the six months ended June 30, 2019 and 2018, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $6.5 million and $6.1 million, respectively. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of June 30, 2019, the recorded value of the SBIC debentures was $315.2 million which consisted of (i) $21.4 million recorded at fair value, or $0.6 million less than the $22.0 million par value of the SBIC debentures issued by MSC II, (ii) $149.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $148.3 million that was net of unamortized debt issuance costs of $1.5 million and (iii) $150.0 million par value of SBIC debentures issued by MSC III with a recorded value of $145.5 million that was net of unamortized debt issuance costs of $4.5 million. As of June 30, 2019, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $300.9 million, or $20.9 million less than the $321.8 million face value of the SBIC debentures.

Credit Facility

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $705.0 million from a diversified group of 17 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.4% as of June 30, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of June 30, 2019) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At June 30, 2019, Main Street had $122.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2019, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $2.2 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $6.4 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the interest rate on the Credit Facility was 4.3%. The average interest rate was 4.4% for each of the three and six months ended June 30, 2019. As of June 30, 2019, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $1.5 million for the six months ended June 30, 2018.

4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $174.7 million was net of unamortized debt issuance costs of $0.3 million. As of June 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $175.5 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended June 30, 2019 and 2018, and $4.3 million for each of the six months ended June 30, 2019 and 2018.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of June 30, 2019, Main Street was in compliance with these covenants.

4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $182.9 million was net of unamortized debt issuance costs of $2.1 million. As of June 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $191.5 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.5 million for each of the six months ended June 30, 2019 and 2018.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of June 30, 2019, Main Street was in compliance with these covenants.

5.20% Notes

        In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $245.8 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 5.20% Notes was $250.0 million and the recorded value of $246.1 million was net of unamortized debt issuance costs of $3.9 million. As of June 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $260.8 million. Main Street recognized $2.6 million of interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, for each of the three and six months ended June 30, 2019.

        The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2019, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
	2019	2018
Per Share Data:
NAV at the beginning of the period	$24.09	$23.53
Net investment income(1)	1.27	1.29
Net realized loss(1)(2)	(0.22)	(0.16)
Net unrealized appreciation(1)(2)	0.34	0.40
Income tax provision(1)(2)	(0.11)	(0.01)

Net increase in net assets resulting from operations(1)	1.28	1.52
Dividends paid from net investment income	(1.44)	(1.42)
Distributions from capital gains	—	—

Total dividends paid	(1.44)	(1.42)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.25	0.33
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.04
Other(3)	(0.05)	(0.04)

NAV at the end of the period	$24.17	$23.96

Market value at the end of the period	$41.12	$38.06
Shares outstanding at the end of the period	62,925,132	60,400,572

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

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
NAV at end of period	$1,521,082	$1,447,354
Average NAV	$1,506,543	$1,408,107
Average outstanding debt	$1,025,943	$911,317
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	3.32%	2.82%
Ratio of operating expenses to average NAV(2)(3)	2.89%	2.79%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.28%	1.29%
Ratio of net investment income to average NAV(2)	2.36%	5.43%
Portfolio turnover ratio(2)	9.54%	13.94%
Total investment return(2)(4)	26.15%	(0.56)%
Total return based on change in NAV(2)(5)	5.40%	6.52%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.20 per share for each month of April through June 2019, totaling $37.6 million, or $0.60 per share, for the three months ended June 30, 2019, and $73.7 million, or $1.185 per share, for the six months ended June 30, 2019 compared to regular monthly dividends of approximately $33.8 million, or $0.57 per share, for the three months ended June 30, 2018, and $67.3 million, or $1.14 per share, for the six months ended June 30, 2018. The second quarter 2019 regular monthly dividends represent a 5.3% increase from the regular monthly dividends paid for the second quarter of 2018. Additionally, Main Street paid a $0.25 per share semi-annual supplemental dividend, totaling $15.8 million, in June 2019 compared to $16.6 million, or $0.275 per share, paid in June 2018 resulting in total dividends paid of $1.435 and $1.415 per share for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019	2018
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$79,655	$89,969
Book-tax difference from share-based compensation expense	(4,263)	(5,833)
Net unrealized appreciation	(21,026)	(23,177)
Income tax provision	6,502	316
Pre-tax book income not consolidated for tax purposes	(13,294)	(9,465)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	28,630	19,913

Estimated taxable income(1)	76,204	71,723
Taxable income earned in prior year and carried forward for distribution in current year	41,489	42,357
Taxable income earned prior to period end and carried forward for distribution next period	(40,221)	(41,354)
Dividend payable as of period end and paid in the following period	12,900	11,477

Total distributions accrued or paid to common stockholders	$90,372	$84,203

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The income tax provision (benefit) for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street's estimated undistributed taxable income. For the three months ended June 30, 2019, Main Street recognized a net income tax provision of $3.4 million, principally consisting of a deferred tax provision of $2.5 million and a $0.9 million current tax expense, which is primarily related to current U.S. federal income and state taxes. For the six months ended June 30, 2019, Main Street recognized a net income tax provision of $6.5 million, principally consisting of a deferred tax provision of $4.8 million and a $1.7 million current tax expense, which is primarily related to a $1.3 million provision for current U.S. federal income and state taxes and a $0.4 million accrual for excise taxes. For the three months ended June 30, 2018, Main Street recognized a net income tax provision of $1.3 million, principally consisting of a deferred tax provision of $2.2 million, partially offset by a $0.9 million current tax benefit, which is primarily related to a benefit for current U.S. federal income and state taxes. For the six months ended June 30, 2018, Main Street recognized a net income tax provision of $0.3 million, principally consisting of a deferred tax provision of $0.3 million and a $0.5 million accrual for excise taxes, partially offset by a $0.5 million benefit for current U.S. federal income and state taxes.

        The net deferred tax liability at June 30, 2019 was $22.7 million compared to $17.0 million at December 31, 2018, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, as a result of the Tax Cuts and Jobs Act, our Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2019, Main Street sold 1,199,734 shares of its common stock at a weighted-average price of $37.68 per share and raised $45.2 million of gross proceeds under the ATM Program. Net proceeds were $44.5 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2019, sales transactions representing 7,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2019, 9,406,603 shares remained available for sale under the ATM Program.

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

        For the six months ended June 30, 2019, $9.0 million of the total $89.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 229,317 newly issued shares. For the six months ended June 30, 2018, $6.4 million of the total $83.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 168,426 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2019.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Six months ended June 30, 2019	(308,584)

Restricted stock available for issuance as of June 30, 2019	1,962,411

        As of June 30, 2019, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Six months ended June 30, 2019	(6,008)

Restricted stock available for issuance as of June 30, 2019	268,114

        For each of the three months ended June 30, 2019 and 2018, Main Street recognized total share-based compensation expense of $2.4 million related to the restricted stock issued to Main Street employees and non-employee directors. For each of the six months ended June 30, 2019 and 2018, Main Street recognized total share-based compensation expense of $4.7 million related to the restricted stock issued to Main Street employees and non-employee directors.

        As of June 30, 2019, there was $18.0 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of June 30, 2019.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE K—COMMITMENTS AND CONTINGENCIES

        At June 30, 2019, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$240
EnCap Energy Capital Fund IX, L.P.	315
EnCap Energy Capital Fund X, L.P.	2,209
EnCap Flatrock Midstream Fund II, L.P.	4,994
EnCap Flatrock Midstream Fund III, L.P.	1,368

$9,126
EIG Fund Investments	$4,580
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	1,500

$4,500
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,945

$3,320
Harris Preston Fund Investments
HPEP 3, L.P.	$2,767
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Access Media Holdings, LLC	$284

Total equity commitments	$45,782

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Independent Pet Partners Intermediate Holdings, LLC	$13,857
SI East, LLC	7,500
GRT Rubber Technologies LLC	4,858
NNE Partners, LLC	3,000
Centre Technologies Holdings, LLC	2,400
Kickhaefer Manufacturing Company, LLC	2,000
Boccella Precast Products LLC	2,000
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Chisholm Energy Holdings, LLC	1,429
Lamb Ventures, LLC	1,300
Laredo Energy VI, LP	1,250
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
Joerns Healthcare, LLC	1,137
Arcus Hunting LLC	1,060
Aethon United BR LP	938
NRI Clinical Research, LLC	917
CTVSH, PLLC	800
HW Temps LLC	800
Adams Publishing Group, LLC	762
ASC Ortho Management Company, LLC	750
CompareNetworks Topco, LLC	750
DTE Enterprises RLOC	750
Mac Lean-Fogg Company	729
PT Network, LLC	658
Meisler Operating LLC	640
Wireless Vision Holdings, LLC	592
Hoover Group, Inc.	550
HDC/HW Intermediate Holdings	529
Jensen Jewelers of Idaho, LLC	500
Barfly Ventures, LLC	368
American Nuts, LLC	281
Dynamic Communities, LLC	250
BBB Tank Services, LLC	160
ATS Workholding, LLC	42
BigName Commerce, LLC	29

Total loan commitments	$60,768

Total commitments	$106,550

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.3 million on the outstanding unfunded commitments as of June 30, 2019.

        Effective January 1, 2019, ASC 842 required that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. Main Street identified one operating lease for its office space. The lease commenced May 15, 2017 and expires January 31, 2028. It contains two five-year extension options for a final expiration date of January 31, 2038.

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

        Total lease expense incurred by Main Street for each of the three months ended June 30, 2019 and 2018 was $0.2 million. Total lease expense incurred by Main Street for each of the six months ended June 30, 2019 and 2018 was $0.4 million. As of June 30, 2019, the asset related to the operating lease was $5.0 million and the lease liability was $5.8 million. As of June 30, 2019, the remaining lease term was 8.6 years and the discount rate was 4.2%.

        The following table shows future minimum payments under Main Street's operating lease as of June 30, 2019 (in thousands):

For the Years Ended December 31,	Amount
2019	$375
2020	762
2021	776
2022	790
2023	804
Thereafter	3,428

Total	$6,935

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE L—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30, 2019, Main Street had a receivable of approximately $3.5 million due from the External Investment Manager which included (i) approximately $1.6 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.9 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2019, $7.7 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of June 30, 2019 represented 145,892 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

        During July 2019, Main Street fully exited its debt and equity investments in Lamb Ventures, LLC ("Lamb's") upon the sale of Lamb's to a sponsor-backed strategic acquirer. Founded in 1987 and headquartered in Austin, Texas, Lamb's operates 18 tire and automotive repair retail locations throughout the greater Austin area, offering a full range of automotive aftermarket repair and maintenance services under the Lamb's Tire and Automotive brand. Main Street realized a gain of $6.0 million on the exit of its equity investment in Lamb's.

        During August 2019, Main Street declared regular monthly dividends of $0.205 per share for each month of October, November and December of 2019. These regular monthly dividends equal a total of $0.615 per share for the fourth quarter of 2019 and represent a 5.1% increase from the regular monthly dividends declared for the fourth quarter of 2018. Including the regular monthly dividends declared for the third and fourth quarters of 2019, Main Street will have paid $26.90 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2019
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2019 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(730)	$131	$4,780	$—	$730	$4,050

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	518	10,928	7,757	4,750	13,935
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,817	27,755	22	—	27,777
	Preferred Member Units	(9)	—	(2,363)	125	9,745	—	2,363	7,382

Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(14)	709	12,080	14	414	11,680
	Member Units	(5)	—	(340)	125	10,610	—	340	10,270
	10% Secured Debt	(5)	—	—	58	1,161	—	11	1,150
	Member Units	(5)	—	—	—	350	—	—	350

CMS Minerals Investments	Member Units	(9)	—	(359)	35	2,580	—	573	2,007

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	32	—	242	—	242
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	641	—	8,669	—	8,669
	Preferred Member Units	(9)	—	—	2	—	1,975	—	1,975

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,234	17,848	19	470	17,397
	Preferred Stock	(9)	—	1,250	—	14,900	1,250	—	16,150

Gamber-Johnson Holdings, LLC	LIBOR Plus 7.50% (Floor 2.00%)	(5)	—	(31)	1,071	21,486	31	1,695	19,822
	Member Units	(5)	—	—	1,516	45,460	—	—	45,460

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(11)	550	9,740	3,528	11	13,257
	Member Units	(8)	—	7,070	5,456	39,060	7,070	—	46,130

Guerdon Modular Holdings, Inc.	16% Secured Debt	(9)	—	(1,528)	433	12,002	16	1,528	10,490
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	—	—	—	464	—	464
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	(7)	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	(70)	—	9,500	100	70	9,530

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(23)	842	14,350	23	373	14,000
	Preferred Member Units	(9)	—	900	207	13,520	900	—	14,420

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(11)	206	3,355	11	311	3,055
	Member Units	(9)	—	1,720	155	5,090	1,720	—	6,810

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	1,646	28,775	31	1,864	26,942
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	178	3,970	—	17	3,953
	Member Units	(5)	—	—	71	992	—	—	992

Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(2)	10	—	402	202	200
	11% Secured Debt	(8)	—	(4)	580	8,339	3,504	4	11,839
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	4,050	394	7,440	4,440	—	11,880
	9.5% Secured Debt	(8)	—	—	21	432	—	—	432
	Member Units	(8)	—	(80)	73	630	—	80	550

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	26	200	1,509	200	1,509
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,583	22,624	20	—	22,644
	Member Units	(9)	—	(2,070)	—	13,100	—	2,070	11,030

MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	477	984	11,733	1,333	4,400	8,666
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	90	1,746	2	—	1,748
	12% Secured Debt	(9)	—	—	244	3,880	9	—	3,889
	Member Units	(9)	—	(3,160)	3	3,860	—	3,160	700
	9.5% Secured Debt	(9)	—	—	35	746	—	23	723
	Member Units	(9)	—	170	34	1,470	170	—	1,640

MSC Adviser I, LLC	Member Units	(8)	—	3,830	2,881	65,748	3,830	—	69,578

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	469	7,506	23	455	7,074
	Common Stock	(6)	—	1,880	—	210	1,880	—	2,090

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(94)	754	15,100	20	1,099	14,021
	Common Stock	(8)	—	(1,330)	—	10,380	—	1,330	9,050

Principle Environmental, LLC	13% Secured Debt	(8)	—	(35)	484	7,477	35	1,115	6,397
(d/b.a TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	2,510	1,440	13,090	2,510	—	15,600
	Warrants	(8)	—	380	—	780	380	—	1,160

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2019 Fair Value
Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	(741)	891	—	6,450	891	7,341	—
	Member Units	(7)	—	—	—	3,809	6,770	—	10,579

The MPI Group, LLC	9% Secured Debt	(7)	—	103	132	2,582	103	—	2,685
	Series A Preferred Units	(7)	(8)	(430)	—	440	—	430	10
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	—	63	2,479	—	—	2,479

Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	350	—	10,282	—	10,282
	Common Stock	(7)	—	—	10	—	4,655	—	4,655

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	136	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	350	—	3,740	350	—	4,090
	Common Stock	(9)	—	129	—	280	129	—	409

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	34	1,000	—	1	999
	12% Secured Debt	(8)	—	—	26	425	200	—	625
	14% Secured Debt	(8)	—	—	194	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(239)	—	1,249	—	239	1,010

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(955)	25	8,558	—	955	7,603
	Preferred Member Units (12)	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	99	1,622	8	—	1,630
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290

ATS Workholding, LLC	5% Secured Debt	(9)	—	(28)	179	4,390	122	93	4,419
	Preferred Member Units	(9)	—	(1,708)	—	3,726	—	1,708	2,018

Bond-Coat, Inc.	15% Secured Debt	(8)	—	(229)	835	11,596	52	229	11,419
	Common Stock	(8)	—	(2,020)	—	9,370	—	2,020	7,350

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	597	9,467	9	248	9,228
	Preferred Member Units	(9)	—	—	60	4,280	—	—	4,280

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	687	6,221	197	—	6,418
	Warrants	(6)	—	(470)	—	4,020	—	470	3,550
	13% Secured Debt	(6)	—	(6)	66	1,000	1	6	995
	Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000

CBT Nuggets, LLC	Member Units	(9)	—	(2,020)	300	61,610	—	2,020	59,590

Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	861	—	12,127	—	12,127
	Preferred Member Units	(8)	—	—	60	—	5,840	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	1,293	20,028	27	1,327	18,728
	Member Units	(8)	—	4,050	588	18,940	4,050	—	22,990
	Member Units	(8)	—	—	11	732	—	—	732

Charps, LLC	11.50% Secured Debt	(5)	—	(83)	675	11,888	1,695	13,583	—
	15% Secured Debt	(5)	—	—	22	—	2,000	—	2,000
	Preferred Member Units	(5)	—	2,360	261	2,270	2,360	—	4,630

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872

Datacom, LLC	8% Secured Debt	(8)	—	(136)	—	1,690	—	136	1,554
	10.50% PIK Secured Debt	(8)	—	—	—	9,786	—	—	9,786
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	1,620	25,511	26	660	24,877
	Preferred Member Units	(5)	—	(501)	100	8,466	—	501	7,965

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	241	5,099	10	422	4,687
	Member Units	(8)	—	(90)	28	2,590	—	90	2,500

Gulf Manufacturing, LLC	Member Units	(8)	—	(390)	609	11,690	—	390	11,300

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	6	—	320	—	320
	12.5% Secured Debt	(8)	—	—	804	12,594	14	130	12,478
	Member Units	(8)	—	210	—	4,120	210	—	4,330

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	—	—	1,133	1,195	500	1,828

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	530	247	8,070	530	—	8,600

KBK Industries, LLC	Member Units	(5)	—	3,300	860	8,610	3,300	—	11,910

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	1,010	1,890	13,990	1,010	—	15,000

NexRev LLC	11% Secured Debt	(8)	—	—	975	17,288	16	217	17,087
	Preferred Member Units	(8)	—	(1,010)	155	7,890	—	1,010	6,880

NRI Clinical Research, LLC	LIBOR Plus 6.75% (Floor 1.50%)	(9)	—	(16)	8	—	200	117	83
	14% Secured Debt	(9)	—	—	486	6,685	16	16	6,685
	Warrants	(9)	—	—	—	660	130	—	790
	Member Units	(9)	—	740	32	2,478	610	—	3,088

NRP Jones, LLC	12% Secured Debt	(5)	—	—	385	6,376	—	—	6,376
	Member Units	(5)	—	300	120	5,960	300	—	6,260

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2019 Fair Value
NuStep, LLC	12% Secured Debt	(5)	—	—	1,265	20,458	20	—	20,478
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	780	960	16,020	780	—	16,800

Pegasus Research Group, LLC	Member Units	(8)	—	(880)	—	7,680	—	880	6,800

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	1	721
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	—	—	2,930	—	1	2,929

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	41	480	320	—	800
	12%, Secured Debt	(9)	—	—	1,004	16,246	13	—	16,259
	Preferred Member Units	(9)	—	—	—	7,476	—	—	7,476

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	260	(133)	5,809	—	—	—

Total Control investments			$(943)	$15,083	$47,308	$1,004,993	$119,578	$78,070	$1,040,692

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$781	$(691)	$—	$950	$—	$950	$—
	10% Secured Debt	(8)	—	—	19	—	1,040	29	1,011
	Preferred Member Units	(8)	—	570	(40)	3,980	570	—	4,550

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	181	1,295	20,312	4,888	—	25,200
	Member Units	(5)	—	1,250	—	5,780	1,250	—	7,030

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(155)	632	10,018	17	155	9,880
	Options	(5)	—	—	—	940	—	—	940
	Warrants	(5)	—	—	—	410	—	—	410

BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	330	3,833	672	—	4,505
	Preferred Member Units	(8)	—	—	9	113	9	—	122
	Member Units	(8)	—	(110)	—	230	—	110	120

Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	—	(41)	1,167	15,724	441	1,961	14,204
	Member Units	(6)	—	184	75	5,080	280	—	5,360

Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,930)	611	6,176	—	6,176	—

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(187)	1,142	19,038	21	287	18,772
	Preferred Member Units	(7)	—	—	130	4,431	130	—	4,561

CAI Software LLC	12% Secured Debt	(6)	—	(16)	662	10,880	16	696	10,200
	Member Units	(6)	—	2,223	—	2,717	2,223	—	4,940

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(4)	302	4,546	27	4	4,569
	Class A Units	(8)	—	(100)	—	2,120	—	100	2,020

Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—

Condit Exhibits, LLC	Member Units	(9)	—	—	107	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	177	532	17,468	177	367	17,278

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	86	5	4,170	86	1,184	3,072

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(580)	—	7,153	—	580	6,573
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	(184)	—	2,271	—	184	2,087

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	—	8	560	—	—	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	8	—	39	505	217	45	677

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	258	—	5,399	258	—	5,657
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(85)	510	10,980	799	1,484	10,295

Fuse, LLC	12% Secured Debt	(9)	—	—	—	—	1,939	—	1,939
	Common Stock	(9)	—	—	—	—	256	—	256

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	500	—	2,233

Hawk Ridge Systems, LLC	10.0% Secured Debt	(9)	—	(20)	727	14,300	20	920	13,400
	Preferred Member Units	(9)	—	—	247	7,260	—	—	7,260
	Preferred Member Units	(9)	—	—	—	380	—	—	380

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	240	121	3,720	240	—	3,960
	Member Units	(8)	—	1,280	240	8,330	1,280	—	9,610

I-45 SLF LLC	Member Units	(8)	—	(505)	1,718	15,627	800	505	15,922

L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	5	—	76	—	76
	Member Units	(8)	—	(120)	—	2,060	—	120	1,940

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2019 Fair Value
OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	355	5,743	352	—	6,095
	10% PIK Secured Debt	(8)	—	—	—	53	2	—	55
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	792	11,908	98	650	11,356
	Preferred Stock	(9)	—	(140)	—	340	—	140	200
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(30)	—	1,040	—	30	1,010

SI East, LLC	10.25% Current, Secured Debt	(7)	—	324	1,871	34,885	365	563	34,687
	Preferred Member Units	(7)	—	730	117	6,000	730	—	6,730

Slick Innovations, LLC	14% Current, Secured Debt	(6)	—	—	523	6,959	43	800	6,202
	Warrants	(6)	—	59	—	181	59	—	240
	Member Units	(6)	—	190	—	700	190	—	890

UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	—	123	2,969	1	17	2,953
	Preferred Stock	(6)	—	—	512	7,413	511	—	7,924
	Preferred Stock	(6)	—	—	160	1,637	160	—	1,797
	Preferred Stock	(6)	—	—	297	3,038	298	—	3,336
	Common Stock	(6)	—	(820)	—	1,420	—	820	600

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(60)	130	950	130	60	1,020
	Member Units	(8)	—	(1,340)	—	2,330	—	1,340	990

Volusion, LLC	11.5% Secured Debt	(8)	—	—	1,532	18,407	1,342	—	19,749
	8% Unsecured Convertible Debt	(8)	—	(118)	14	297	112	118	291
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(1,321)	—	1,890	—	1,321	569

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(260)	398	8,071	—	—	—

Total Affiliate investments			$(2,452)	$1,808	$17,417	$359,890	$27,498	$29,649	$349,668

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2019 for control investments located in this region was $248,330. This represented 16.3% of net assets as of June 30, 2019. The fair value as of June 30, 2019 for affiliate investments located in this region was $59,412. This represented 3.9% of net assets as of June 30, 2019.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2019 for control investments located in this region was

  $21,127. This represented 1.4% of net assets as of June 30, 2019. The fair value as of June 30, 2019 for affiliate investments located in this region was $58,646. This represented 3.9% of net assets as of June 30, 2019.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2019 for control investments located in this region was $30,690. This represented 2.0% of net assets as of June 30, 2019. The fair value as of June 30, 2019 for affiliate investments located in this region was $65,310. This represented 4.3% of net assets as of June 30, 2019.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2019 for control investments located in this region was $429,774. This represented 28.3% of net assets as of June 30, 2019. The fair value as of June 30, 2019 for affiliate investments located in this region was $122,137. This represented 8.0% of net assets as of June 30, 2019.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2019 for control investments located in this region was $310,771. This represented 20.4% of net assets as of June 30, 2019. The fair value as of June 30, 2019 for affiliate investments located in this region was $44,163. This represented 2.9% of net assets as of June 30, 2019.

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

(12)
Investment has an unfunded commitment as of June 30, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

 Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(120)	$162	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	259	—	9,157	—	9,157
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,189	—	27,733	—	27,733
	Preferred Member Units	(9)	—	—	63	—	12,500	1,725	10,775

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(15)	763	13,280	15	415	12,880
	Member Units	(5)	—	280	242	9,500	280	—	9,780
	10% Secured Debt	(5)	—	—	59	1,183	—	10	1,173
	Member Units	(5)	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	(9)	—	748	54	2,392	748	404	2,736

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,217	—	18,611	313	18,298
	Preferred Stock	(9)	—	—	28	—	8,400	—	8,400

Gamber-Johnson Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(5)	—	(25)	1,394	23,400	25	515	22,910
	Member Units	(5)	—	10,010	619	23,370	10,010	—	33,380

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(15)	618	11,603	15	836	10,782
	Member Units	(8)	—	3,480	593	21,970	3,480	—	25,450

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	343	—	879

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(24)	890	15,250	24	624	14,650
	Preferred Member Units	(9)	—	(110)	137	11,660	—	110	11,550

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(10)	226	3,955	10	310	3,655
	Member Units	(9)	—	(500)	130	5,100	—	500	4,600

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(13)	502	9,942	212	1,815	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	(8)	—	—	21	432	—	—	432
	Member Units	(8)	—	50	10	520	50	—	570

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	6	91	1,390	360	—	1,750
	12% Secured Debt	(9)	—	—	243	3,863	8	—	3,871
	Member Units	(9)	—	—	3	1,575	596	—	2,171
	9.5% Secured Debt	(9)	—	—	37	791	—	23	768
	Member Units	(9)	—	180	21	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	20,899	1,588	41,768	20,899	—	62,667

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	483	7,696	21	232	7,485
	Common Stock	(6)	—	(2,700)	—	6,820	—	2,700	4,120

NexRev LLC	11% Secured Debt	(8)	—	—	879	—	17,274	—	17,274
	Preferred Member Units	(8)	—	—	20	—	6,880	—	6,880

NRP Jones, LLC	12% Secured Debt	(5)	—	—	385	6,376	—	—	6,376
	Member Units	(5)	—	1,500	—	3,250	1,500	—	4,750

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(17)	738	16,100	17	517	15,600
	Common Stock	(8)	—	(1,410)	53	12,440	—	1,410	11,030

Principle Environmental, LLC (d/b.a	13% Secured Debt	(8)	—	(24)	514	7,477	24	24	7,477
TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	1,600	1,104	11,490	1,600	—	13,090
	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	—	—	4,938	775	—	5,713

The MPI Group, LLC	9% Secured Debt	(7)	—	(1,301)	133	2,410	1	1,301	1,110
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	34	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	192	2,797	9	—	2,806
	Series A Preferred Stock	(9)	—	360	—	3,000	360	—	3,360
	Common Stock	(9)	—	130	—	—	129	—	129

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	—	34	996	1	—	997
	12% Secured Debt	(8)	—	—	21	300	125	—	425
	14% Secured Debt	(8)	—	—	194	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(860)	—	3,220	—	861	2,359

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,030)	—	17,150	—	2,030	15,120
	Preferred Member Units	(5)	—	(730)	—	—	729	729	—
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	99	1,795	5	151	1,649
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	158	3,249	930	—	4,179
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	—	723	11,596	—	277	11,319
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	665	—	9,830	124	9,706
	Preferred Member Units	(9)	—	—	57	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(25,520)	10,994	89,560	—	25,520	64,040

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	1,263	—	21,397	—	21,397
	Member Units	(8)	—	—	850	—	11,440	—	11,440

Charps, LLC	12% Secured Debt	(5)	—	—	1,064	18,225	37	2,500	15,762
	Preferred Member Units	(5)	—	540	—	650	540	—	1,190

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	—	57	2,500	770	—	3,270

Datacom, LLC	8% Secured Debt	(8)	—	—	33	1,575	225	—	1,800
	5.25% Current / 5.25% PIK Secured Debt	(8)	—	(718)	330	11,110	168	718	10,560
	Class A Preferred Member Units	(8)	—	(730)	—	730	—	730	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	1,066	—	26,146	—	26,146
	Preferred Member Units	(5)	—	—	50	—	8,800	—	8,800

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	329	5,443	9	121	5,331
	Member Units	(8)	—	—	—	1,940	—	—	1,940

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	429	10,632	2,294	970	11,956
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,090	882	10,060	1,090	—	11,150

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	5	80	160	80	160
	12.5% Secured Debt	(8)	—	—	812	12,703	13	134	12,582
	Member Units	(8)	—	(270)	—	4,840	—	270	4,570

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	3,260	60	3,580	3,260	—	6,840

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	652	9,918	9	—	9,927
	Preferred Member Units	(6)	—	2	100	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	—	7	375	—	375	—
	12.5% Secured Debt	(5)	—	(5)	376	5,900	5	5	5,900
	Member Units	(5)	—	1,200	462	4,420	1,200	—	5,620

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,077	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,540	23,143	23	560	22,606
	Member Units	(9)	—	(340)	—	14,700	—	340	14,360

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	686	12,526	—	443	12,083
	Preferred Member Units	(5)	—	—	70	6,000	—	—	6,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(12)	622	11,475	12	12	11,475
	Member Units	(8)	—	1,060	625	11,670	1,060	—	12,730

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	30	470	4,265	2,905	400	6,770
	Warrants	(9)	—	—	—	500	—	—	500
	Member Units	(9)	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	1,264	20,420	18	—	20,438
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	700	792	14,110	700	—	14,810

Pegasus Research Group, LLC	Member Units	(8)	—	(720)	—	10,310	—	720	9,590

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	43	707	43	—	750
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	110	—	2,559	111	—	2,670

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	120	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,160)	865	10,089	—	10,089	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$3,072	$45,830	$750,706	$250,519	$97,894	$913,963

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$40	$—	$860	$40	$—	$900
	Preferred Member Units	(8)	—	170	20	3,590	170	—	3,760

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(4)	549	8,715	729	4	9,440
	Options	(5)	—	(120)	—	920	—	120	800
	Warrants	(5)	—	(70)	—	520	—	70	450

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	41	778	416	562	632
	17% Secured Debt	(8)	—	—	330	3,876	14	—	3,890
	Member Units	(8)	—	(30)	—	500	—	30	470

Boccella Precast Products LLC	LIBOR Plus 8% (Floor 1.00%)	(6)	—	(21)	946	16,400	2,181	1,839	16,742
	Member Units	(6)	—	1,780	481	3,440	1,780	—	5,220

Boss Industries, LLC	Preferred Member Units	(5)	—	1,260	377	3,930	1,340	—	5,270

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	675	5,884	160	—	6,044
	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(1)	66	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	58	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	1,131	20,193	23	600	19,616
	Preferred Member Units	(7)	—	5	122	4,172	127	—	4,299

CAI Software LLC	12% Secured Debt	(6)	—	(7)	250	4,083	7	247	3,843
	Member Units	(6)	—	(380)	20	3,230	—	380	2,850

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(4)	298	4,500	27	4	4,523
	Class A Units	(8)	—	(470)	—	2,650	—	470	2,180

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	7,779	285	7,807	16,658	17,380	7,085
	Common Stock	(9)	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	(9)	—	—	85	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(254)	—	1,515	—	774	741
	LP Interests (Fund III)	(8)	—	228	805	18,632	4,242	—	22,874

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	31	—	7,165	31	150	7,046
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	395	—	1,889	396	48	2,237

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	—	33	630	—	—	630

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	—	—	—	1,055	387	1,029	413

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	128	204	5,614	128	—	5,742
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	458	8,506	—	—	8,506

Gault Financial, LLC (RMB Capital, LLC)	8% Secured Debt	(7)	—	—	492	11,532	—	150	11,382
	Warrants	(7)	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	517	—	1,460

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(13)	777	14,300	13	13	14,300
	Preferred Member Units	(9)	—	2,420	89	3,800	2,420	—	6,220
	Preferred Member Units	(9)	—	130	—	200	130	—	330

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	180	121	3,200	180	—	3,380
	Member Units	(8)	—	873	96	6,140	930	—	7,070

I-45 SLF LLC	Member Units	(8)	—	(154)	1,409	16,841	—	154	16,687

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	—	—	2,000	—	—	2,000

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	1,063	16,633	3,979	—	20,612
	Member Units	(5)	—	525	—	3,390	2,180	—	5,570

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	311	5,094	312	—	5,406
	10% PIK Secured Debt	(8)	—	—	2	48	2	—	50
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	1,165	12,593	409	651	12,351
	Preferred Stock	(9)	—	(600)	—	890	—	600	290
	Preferred Stock	(9)	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12% Secured Debt	(8)	—	—	—	250	—	—	250
	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Acquisition, LLC	Class A Preferred Units	(8)	—	(170)	23	1,790	—	170	1,620

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

UniTek Global Services, Inc.	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(3)	442	8,535	3	469	8,069
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	4	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	70	865	66	—	931
	Preferred Stock	(6)	—	41	508	7,320	549	—	7,869
	Preferred Stock	(6)	—	8	280	2,850	287	—	3,137
	Common Stock	(6)	—	(1,270)	—	2,490	—	1,270	1,220

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	60	—	830	60	—	890
	Member Units	(8)	—	450	—	1,910	450	—	2,360

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	69	805	11,685	81	120	11,646
	Preferred Member Units	(8)	—	700	—	1,600	700	—	2,300

Volusion, LLC	11.5% Secured Debt	(8)	—	—	1,334	15,200	2,854	—	18,054
	8% Unsecured Convertible Debt	(8)	—	—	3	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(1,209)	—	2,080	—	1,209	871

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period		(9)	—	—	365	2,825	—	—	—

Total Affiliate investments			$—	$13,862	$17,587	$338,854	$50,500	$45,113	$341,416

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	62
Fair value	$1,213.7	$519.6	$594.4
Cost	$996.3	$562.0	$629.5
% of portfolio at cost—debt	67.2%	95.8%	93.5%
% of portfolio at cost—equity	32.8%	4.2%	6.5%
% of debt investments at cost secured by first priority lien	98.0%	89.4%	92.7%
Weighted-average annual effective yield(b)	12.1%	9.4%	10.2%
Average EBITDA(c)	$4.7	$93.1	$53.0

(a)
At June 30, 2019, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, three Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $111.1 million in fair value and approximately $119.3 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $69.6 million, which comprised approximately 2.8% of our Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the trailing twelve months ended June 30, 2019 and 2018, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.5%, respectively, and 1.4% for the year ended December 31, 2018.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended June 30, 2019, the External Investment Manager earned $4.1 million in fees, which consisted of $2.8 million of base management fees and $1.3 million in incentive fees, compared to $2.9 million in base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser. During the six months ended June 30, 2019, the External Investment Manager earned $7.1 million in fee income, which consisted of $5.7 million of base management fees and $1.4 million in incentive fees compared to $5.7 million of base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, and financial position as of June 30, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2019 and December 31, 2018, our Investment Portfolio valued at fair value represented approximately 95% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2019 and 2018, (i) approximately 2.2% and 0.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2019 and 2018, (i) approximately 2.0% and 0.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for each of the three months ended June 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.7 million. Our total expenses for the six months ended June 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $3.4 million and $3.7 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended June 30, 2019 and 2018, the total contribution to our net investment income was $3.6 million and $2.7 million, respectively. For the six months ended June 30, 2019 and 2018, the total contribution to our net investment income was $6.2 million and $5.3 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2019 and

December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2019	December 31, 2018
First lien debt	76.9%	77.1%
Equity	17.3%	16.6%
Second lien debt	4.8%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	June 30, 2019	December 31, 2018
First lien debt	68.6%	69.0%
Equity	26.4%	25.5%
Second lien debt	4.2%	4.6%
Equity warrants	0.4%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

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

        As of June 30, 2019, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.5% of its fair value and 4.4% of its cost. As of December 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$61,293	$59,869	$1,424	2%
Total expenses	(21,676)	(20,357)	(1,319)	(6)%

Net investment income	39,617	39,512	105	0%
Net realized loss from investments	(2,554)	(13,944)	11,390
Net realized loss on extinguishment of debt	—	(1,522)	1,522
Net unrealized appreciation (depreciation) from:
Portfolio investments	4,857	32,711	(27,854)
SBIC debentures	(233)	(10)	(223)

Total net unrealized appreciation	4,624	32,701	(28,077)
Income tax provision	(3,433)	(1,296)	(2,137)

Net increase in net assets resulting from operations	$38,254	$55,451	$(17,197)	(31)%

	Three Months Ended June 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$39,617	$39,512	$105	0%
Share-based compensation expense	2,378	2,432	(54)	(2)%

Distributable net investment income(a)	$41,995	$41,944	$51	0%

Net investment income per share—
Basic and diluted	$0.63	$0.66	$(0.03)	(5)%

Distributable net investment income per share—
Basic and diluted(a)	$0.67	$0.70	$(0.03)	(4)%

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

  Investment Income

        Total investment income for the three months ended June 30, 2019 was $61.3 million, a 2% increase over the $59.9 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to a $3.0 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments and an increase in the average effective yields, partially offset by (i) a $0.9 million decrease in dividend income from Investment Portfolio equity investments and (ii) a $0.6 million decrease in fee income. The $1.4 million increase in total investment income in the three months ended June 30, 2019 is net of the negative impacts of (i) a decrease of $3.5 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $0.4 million related to lower accelerated prepayment, repricing and other activity for certain Private Loan Investment Portfolio debt investments, both when compared to the same period in 2018.

  Expenses

        Total expenses for the three months ended June 30, 2019 increased to $21.7 million from $20.4 million for the corresponding period of 2018. This comparable period increase in operating expenses was principally attributable to a $1.5 million increase in interest expense, primarily due to an increase in interest expense related to our 5.20% Notes (as defined in "—Liquidity and Capital Resources—Capital Resources" below) issued in April 2019, partially offset by decreased interest expense relating to our multi-year revolving credit facility (the "Credit Facility") due to the lower average balance outstanding.

  Net Investment Income

        Net investment income for the three months ended June 30, 2019 increased to $39.6 million, or $0.63 per share, compared to net investment income of $39.5 million, or $0.66 per share, for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the three months ended June 30, 2019 increased to $42.0 million, or $0.67 per share, compared with $41.9 million, or $0.70 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2019 includes the impacts of (i) a decrease of approximately $0.06 per share from the comparable period in 2018 attributable to the net effect of the lower dividend income activity that is considered less recurring or non-recurring and the decrease in the comparable levels of accelerated prepayment, repricing and other activity as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2018 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the three months ended June 30, 2019 was $38.3 million, or $0.61 per share, compared with $55.5 million, or $0.93 per share, during the three months ended June 30, 2018. This $17.2 million decrease from the prior year was primarily the result of (i) a $28.1 million decrease in net unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), and SBIC debentures and (ii) a $2.1 million increase in the income tax provision, with these decreases partially offset by (i) a $11.4 million improvement in the net realized gain (loss) from investments and (ii) a $1.5 million decrease in the net realized loss on extinguishment of debt. The net realized loss from investments of $2.6 million for the three months ended June 30, 2019 was primarily the result of the realized loss of $5.3 million resulting from the exit of a Middle Market investment, with this realized loss partially offset by (i) the realized gain of $2.3 million resulting from the exit of a LMM investment and (ii) the realized gain of $0.4 million resulting from the partial exit of a Private Loan investment.

        The following table provides a summary of the total net unrealized appreciation of $4.6 million for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(1.9)	$4.2	$(0.7)	$—		$1.6
Net unrealized appreciation (depreciation) relating to portfolio investments	11.5	(11.4)	(0.8)	3.9	(b)	3.2

Total net unrealized appreciation (depreciation) relating to portfolio investments	$9.6	$(7.2)	$(1.5)	$3.9		$4.8

Unrealized depreciation relating to SBIC debentures(c)						(0.2)

Total net unrealized appreciation						$4.6

(a)
LMM includes unrealized appreciation on 21 LMM portfolio investments and unrealized depreciation on 15 LMM portfolio investments.

(b)
Other includes (i) $3.8 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.1 million of unrealized appreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see "Related Party Transactions").

(c)
Relates to unrealized appreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis.

        The income tax provision for the three months ended June 30, 2019 of $3.4 million principally consisted of a deferred tax provision of $2.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and current tax expense of $0.9 million primarily related to accruals for current U.S. federal and state income taxes.

  Comparison of the six months ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$122,657	$115,812	$6,845	6%
Total expenses	(43,550)	(39,324)	(4,226)	(11)%

Net investment income	79,107	76,488	2,619	3%
Net realized loss from investments	(8,287)	(6,484)	(1,803)
Net realized loss on extinguishment of debt	(5,689)	(2,896)	(2,793)
Net unrealized appreciation (depreciation) from:
Portfolio investments	16,081	21,829	(5,748)
SBIC debentures	4,945	1,348	3,597

Total net unrealized appreciation	21,026	23,177	(2,151)
Income tax provision	(6,502)	(316)	(6,186)

Net increase in net assets resulting from operations	$79,655	$89,969	$(10,314)	(11)%

	Six Months Ended June 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$79,107	$76,488	$2,619	3%
Share-based compensation expense	4,707	4,735	(28)	(1)%

Distributable net investment income(a)	$83,814	$81,223	$2,591	3%

Net investment income per share—
Basic and diluted	$1.27	$1.29	$(0.02)	(2)%

Distributable net investment income per share—
Basic and diluted(a)	$1.34	$1.37	$(0.03)	(2)%

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

  Investment Income

        Total investment income for the six months ended June 30, 2019 was $122.7 million, a 6% increase over the $115.8 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to a $10.7 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments and an increase in the average effective yields, partially offset by (i) a $2.3 million decrease in dividend income from Investment Portfolio equity investments and (ii) a $1.6 million decrease in fee income. The $6.8 million increase in total investment income in the six months ended June 30, 2019 is net of the negative impacts of (i) a decrease of $8.0 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $1.7 million related to lower accelerated prepayment, repricing and other activity for certain Middle Market and Private Loan Investment Portfolio debt investments, both when compared to the same period in 2018.

  Expenses

        Total expenses for the six months ended June 30, 2019 increased to $43.6 million from $39.3 million for the corresponding period of 2018. This comparable period increase in operating expenses was principally attributable to (i) a $3.1 million increase in interest expense, primarily due to (a) an increase in interest expense related to our 5.20% Notes issued in April 2019 and (b) increased interest expense relating to our Credit Facility due to the higher average balance outstanding and the increase in market based floating interest rates, partially offset by a decrease in interest expense resulting from the redemption of the 6.125% Notes (as defined in "—Liquidity and Capital Resources—Capital Resources" below) in April 2018, (ii) a $0.4 million increase in compensation expense primarily due to an increase of $0.5 million in the fair value of our deferred compensation plan assets, (iii) a $0.4 million decrease in the expenses allocated to the External Investment Manager primarily as a result of the non-recurring strategic activities at the External Investment Manager during the six months ended June 30, 2018 which did not occur during the six months ended June 30, 2019 and (iv) a $0.3 million increase in general and administrative expenses.

  Net Investment Income

        Net investment income for the six months ended June 30, 2019 increased 3% to $79.1 million, or $1.27 per share, compared to net investment income of $76.5 million, or $1.29 per share, for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the six months ended June 30, 2019 increased 3% to $83.8 million, or $1.34 per share, compared with $81.2 million, or $1.37 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2019 includes the impacts of (i) a decrease of approximately $0.16 per share from the comparable period in 2018 attributable to the net effect of the lower dividend income activity that is considered less recurring or non-recurring and the decrease in the comparable levels of accelerated prepayment, repricing and other activity as discussed above, (ii) a decrease of $0.01 per share due to the increase in the fair value of the deferred compensation plan assets as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2018 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the six months ended June 30, 2019 was $79.7 million, or $1.28 per share, compared with $90.0 million, or $1.52 per share, during the six months ended June 30, 2018. This $10.3 million decrease from the prior year was primarily the result of (i) a $6.2 million increase in the income tax provision, (ii) a $2.8 million increase in the net realized loss on extinguishment of debt, (iii) a $2.2 million decrease in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), and (iv) a $1.8 million decrease in the net realized gain (loss) from investments, with these increases partially offset by a $2.6 million increase in net investment income as discussed above. The net realized loss from investments of $8.3 million for the six months ended June 30, 2019 was primarily the result of (i) the realized loss of $7.1 million resulting from the partial exit of a Middle Market investment, (ii) the realized loss of $5.3 million resulting from the exit of a Middle Market investment and (iii) the net realized loss of $1.8 million resulting from the exit of three Private Loan investments, with these net realized losses partially offset by realized gains of $6.1 million resulting from the exit of two LMM investments.

        The following table provides a summary of the total net unrealized appreciation of $21.0 million for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(5.8)	$8.3	$0.2	$—		$2.7
Net unrealized appreciation (depreciation) relating to portfolio investments	18.8	(18.9)	9.7	3.7	(b)	13.3

Total net unrealized appreciation (depreciation) relating to portfolio investments	$13.0	$(10.6)	$9.9	$3.7		$16.0

Unrealized appreciation relating to SBIC debentures(c)						5.0

Total net unrealized appreciation						$21.0

(a)
LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 26 LMM portfolio investments.

(b)
Other includes (i) $3.8 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.5 million of unrealized appreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see "Related Party Transactions"), partially offset by $0.6 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized appreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis and is primarily related to accounting reversals of previously recognized unrealized depreciation recorded since the date of the MSC II acquisition on the debentures repaid during the six months ended June 30, 2019.

        The income tax provision for the six months ended June 30, 2019 of $6.5 million principally consisted of a deferred tax provision of $4.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and current tax expense of $1.7 million related to (i) a $1.3 million provision for current U.S. federal and state income taxes and (ii) a $0.4 million provision for excise tax on our estimated undistributed taxable income.

  Liquidity and Capital Resources

  Cash Flows

        For the six months ended June 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of approximately $16.4 million, which is the net result of approximately $12.5 million of cash provided by our operating activities and approximately $3.8 million of cash provided by our financing activities.

        The $12.5 million of cash provided by our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $75.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash uses totaling $301.3 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2018, (iii) cash proceeds totaling $239.1 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iv) cash uses of $1.0 million related to changes in other assets and liabilities.

        The $3.8 million of cash provided by our financing activities principally consisted of (i) $250.0 million in cash proceeds from the issuance of the 5.20% Notes in April 2019 and (ii) $44.8 million in net cash proceeds from the ATM Program (described below), partially offset by (i) $179.0 million in net repayments on the Credit Facility, (ii) $80.2 million in cash dividends paid to stockholders, (iii) $24.0 million in repayment of SBIC debentures, (iv) $4.3 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs and (v) $3.4 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

  Capital Resources

        As of June 30, 2019, we had $70.5 million in cash and cash equivalents and $583.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2019, our net asset value totaled $1,521.1 million, or $24.17 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, provides for total commitments of $705.0 million from a diversified group of 17 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (2.4% as of June 30, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.5% as of June 30, 2019) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2019, we had

$122.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.3% and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. During the six months ended June 30, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $24.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of June 30, 2019, through our three wholly owned SBICs, we had $321.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.6%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.5 years as of June 30, 2019.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The net proceeds were used to repay a portion of the borrowings outstanding under the Credit Facility and Main Street currently expects that it will re-borrow under the Credit Facility to repay the 4.50% Notes due 2019 upon maturity in December 2019. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2019, the outstanding balance of the 5.20% Notes was $250.0 million.

        The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture.

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2019, we sold 1,199,734 shares of our common stock at a weighted-average price of $37.68 per share and raised $45.2 million of gross proceeds under the ATM Program. Net proceeds were $44.5 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2019, sales transactions representing 7,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2019, 9,406,603 shares remained available for sale under the ATM Program.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606) —Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of our income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, our timing of income recognition remains the same and the adoption of the standard was not material.

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-02 effective January 1, 2019. Under ASC 842, Leases ("ASC 842"), we evaluate leases to determine if the leases are considered financing or operating leases. We currently have one operating lease for office space for which we have recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease. See further discussion regarding the lease obligation in Note K in the notes to the consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. We adopted ASU 2016-15 effective January 1, 2018. The impact of the adoption of this accounting standard on our consolidated financial statements was not material.

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

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2019, we had a total of $106.5 million in outstanding commitments comprised of (i) 38 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 9 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2019, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
SBIC debentures	$—	$47,000	$40,000	$5,000	$16,000	$213,800	$321,800
Interest due on SBIC debentures	5,890	11,504	9,260	8,248	7,868	23,317	66,087
4.50% Notes due 2019	175,000	—	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	3,938	—	—	—	—	—	3,938
4.50% Notes due 2022	—	—	—	185,000	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	8,325	—	—	29,138
5.20% Notes	—	—	—	—	—	250,000	250,000
Interest due on 5.20% Notes	6,789	13,000	13,000	13,000	13,000	6,500	65,289
Operating Lease Obligation(1)	375	762	776	790	804	3,428	6,935

Total	$196,155	$80,591	$71,361	$220,363	$37,672	$497,045	$1,103,187

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB ASC 842, as may be modified or supplemented.

        As of June 30, 2019, we had $122.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2019, we had a receivable of approximately $3.5 million due from the External Investment Manager which included approximately $1.6 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.9 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2019, $7.7 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of June 30, 2019 represented 145,892 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

  Recent Developments

        During July 2019, we fully exited our debt and equity investments in Lamb Ventures, LLC ("Lamb's") upon the sale of Lamb's to a sponsor-backed strategic acquirer. Founded in 1987 and headquartered in Austin, Texas, Lamb's operates 18 tire and automotive repair retail locations throughout the greater Austin area, offering a full range of automotive aftermarket repair and maintenance services under the Lamb's Tire and Automotive brand. We realized a gain of $6.0 million on the exit of our equity investment in Lamb's.

        During August 2019, we declared regular monthly dividends of $0.205 per share for each month of October, November and December of 2019. These regular monthly dividends equal a total of $0.615 per share for the fourth quarter of 2019 and represent a 5.1% increase from the regular monthly dividends declared for the fourth quarter of 2018. Including the regular monthly dividends declared for the third and fourth quarters of 2019, we will have paid $26.90 per share in cumulative dividends since our October 2007 initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2019, approximately 74% of our debt investment portfolio (at cost) bore interest at floating rates, 87% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019, 4.50% Notes due 2022 and 5.20% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2019, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(200)	$(18,574)	$2,440	$(16,134)	$(0.26)
(175)	(18,091)	2,135	(15,956)	(0.25)
(150)	(17,563)	1,830	(15,733)	(0.25)
(125)	(16,258)	1,525	(14,733)	(0.23)
(100)	(13,078)	1,220	(11,858)	(0.19)
(75)	(9,878)	915	(8,963)	(0.14)
(50)	(6,630)	610	(6,020)	(0.10)
(25)	(3,352)	305	(3,047)	(0.05)
25	3,352	(305)	3,047	0.05
50	6,705	(610)	6,095	0.10
100	13,409	(1,220)	12,189	0.19
200	26,818	(2,440)	24,378	0.39

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2019, we issued 133,128 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2019 under the dividend reinvestment plan was approximately $5.4 million.

        Upon vesting of restricted stock awarded pursuant to our employee equity compensation plan, shares may be withheld to meet applicable tax withholding requirements. Any withheld shares are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting (see "Purchase of vested stock for employee payroll tax withholding" in the consolidated statements of changes in net assets for share amounts withheld).

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Dividend Reinvestment and Direct Stock Purchase Plan (previously filed as Exhibit 99.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 10, 2019 (File No. 1-33723)).
10.2	*	Form of Equity Distribution Agreement (previously filed as Exhibit 1.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 16, 2019 (File No. 1-33723)).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: August 9, 2019	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer (principal executive officer)
Date: August 9, 2019	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 9, 2019	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)