Form 10-Q
period 2019-09-30
Main Street Capital CORP
filed 2019-11-08
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

        The number of shares outstanding of the issuer's common stock as of November 7, 2019 was 63,424,793.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $762,945 and $750,618 as of September 30, 2019 and December 31, 2018, respectively)	$1,024,566	$1,004,993
Affiliate investments (cost: $358,086 and $381,307 as of September 30, 2019 and December 31, 2018, respectively)	338,747	359,890
Non-Control/Non-Affiliate investments (cost: $1,237,769 and $1,137,108 as of September 30, 2019 and December 31, 2018, respectively)	1,193,883	1,089,026

Total investments (cost: $2,358,800 and $2,269,033 as of September 30, 2019 and December 31, 2018, respectively)	2,557,196	2,453,909

Cash and cash equivalents	52,281	54,181
Interest receivable and other assets	52,145	39,674
Receivable for securities sold	—	1,201
Deferred financing costs (net of accumulated amortization of $7,267 and $6,562 as of September 30, 2019 and December 31, 2018, respectively)	3,756	4,461

Total assets	$2,665,378	$2,553,426

LIABILITIES
Credit facility	$150,000	$301,000
SBIC debentures (par: $311,800 ($37,000 due within one year) and $345,800 as of September 30, 2019 and December 31, 2018, respectively)	305,768	338,186
5.20% Notes due 2024 (par: $250,000 as of September 30, 2019)	246,257	—
4.50% Notes due 2022 (par: $185,000 as of both September 30, 2019 and December 31, 2018)	183,078	182,622
4.50% Notes due 2019 (par: $175,000 as of both September 30, 2019 and December 31, 2018)	174,880	174,338
Accounts payable and other liabilities	23,072	17,962
Payable for securities purchased	6,875	28,254
Interest payable	12,540	6,041
Dividend payable	12,975	11,948
Deferred tax liability, net	17,878	17,026

Total liabilities	1,133,323	1,077,377
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 63,309,513 and 61,264,861 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	633	613
Additional paid-in capital	1,481,702	1,409,945
Total undistributed earnings	49,720	65,491

Total net assets	1,532,055	1,476,049

Total liabilities and net assets	$2,665,378	$2,553,426

NET ASSET VALUE PER SHARE	$24.20	$24.09

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$23,173	$18,926	$70,480	$64,756
Affiliate investments	8,009	9,643	25,426	27,230
Non-Control/Non-Affiliate investments	28,886	29,694	86,818	82,089

Total investment income	60,068	58,263	182,724	174,075
EXPENSES:
Interest	(12,893)	(10,884)	(37,138)	(31,982)
Compensation	(4,322)	(5,798)	(15,907)	(16,962)
General and administrative	(2,920)	(2,951)	(9,282)	(9,023)
Share-based compensation	(2,572)	(2,147)	(7,279)	(6,883)
Expenses allocated to the External Investment Manager	1,651	1,592	5,001	5,336

Total expenses	(21,056)	(20,188)	(64,605)	(59,514)

NET INVESTMENT INCOME	39,012	38,075	118,119	114,561
NET REALIZED GAIN (LOSS):
Control investments	5,869	—	4,926	4,681
Affiliate investments	1,850	1,898	(602)	1,898
Non-Control/Non-Affiliate investments	(13,595)	7,340	(18,487)	(3,825)
Realized loss on extinguishment of debt	—	—	(5,689)	(2,896)

Total net realized gain (loss)	(5,876)	9,238	(19,852)	(142)

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(8,797)	30,285	6,286	33,357
Affiliate investments	1,323	3,135	3,131	16,997
Non-Control/Non-Affiliate investments	4,547	(8,159)	3,737	(3,264)
SBIC debentures	(319)	(53)	4,625	1,296

Total net unrealized appreciation (depreciation)	(3,246)	25,208	17,779	48,386

INCOME TAXES:
Federal and state income, excise and other taxes	(1,079)	(759)	(2,745)	(793)
Deferred taxes	5,091	(3,022)	254	(3,304)

Income tax benefit (provision)	4,012	(3,781)	(2,491)	(4,097)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$33,902	$68,740	$113,555	$158,708

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.62	$0.63	$1.88	$1.91

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.54	$1.13	$1.81	$2.65

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	63,297,943	60,807,096	62,686,139	59,836,527

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368
Public offering of common stock, net of offering costs	309,895	4	11,332	—	11,336
Share-based compensation	—	—	2,303	—	2,303
Purchase of vested stock for employee payroll tax withholding	(5,392)	—	(212)	—	(212)
Dividend reinvestment	42,423	—	1,589	—	1,589
Amortization of directors' deferred compensation	—	—	206	—	206
Issuance of restricted stock	124	—	—	—	—
Dividends to stockholders	—	—	—	(33,507)	(33,507)
Net increase resulting from operations	—	—	—	34,517	34,517

Balances at March 31, 2018	59,007,730	$590	$1,325,998	$70,012	$1,396,600

Public offering of common stock, net of offering costs	1,122,290	10	42,416	—	42,426
Share-based compensation	—	—	2,432	—	2,432
Purchase of vested stock for employee payroll tax withholding	(104,301)	(1)	(3,864)	—	(3,865)
Dividend reinvestment	126,003	2	4,790	—	4,792
Amortization of directors' deferred compensation	—	—	213	—	213
Issuance of restricted stock, net of forfeited shares	248,850	2	(2)	—	—
Dividends to stockholders	—	—	—	(50,696)	(50,696)
Net increase resulting from operations	—	—	—	55,452	55,452

Balances at June 30, 2018	60,400,572	$603	$1,371,983	$74,768	$1,447,354

Public offering of common stock, net of offering costs	475,334	5	18,570	—	18,575
Share-based compensation	—	—	2,147	—	2,147
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	—
Dividend reinvestment	84,699	1	3,342	—	3,343
Amortization of directors' deferred compensation	—	—	215	—	215
Issuance of restricted stock, net of forfeited shares	1,900	1	(1)	—	—
Dividends to stockholders	—	—	—	(34,931)	(34,931)
Net increase resulting from operations	—	—	—	68,739	68,739

Balances at September 30, 2018	60,962,505	$610	$1,396,256	$108,576	$1,505,442

Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share-based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401

Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497

Public offering of common stock, net of offering costs	245,989	2	9,416	—	9,418
Share-based compensation	—	—	2,378	—	2,378
Purchase of vested stock for employee payroll tax withholding	(90,404)	(1)	(3,364)	—	(3,365)
Dividend reinvestment	133,128	1	5,392	—	5,393
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock, net of forfeited shares	262,642	3	(3)	—	—
Dividends to stockholders	—	—	114	(53,823)	(53,709)
Net increase resulting from operations	—	—	—	38,254	38,254

Balances at June 30, 2019	62,925,132	$629	$1,465,679	$54,774	$1,521,082

Public offering of common stock, net of offering costs	225,864	2	9,398	—	9,400
Share-based compensation	—	—	2,572	—	2,572
Dividend reinvestment	88,052	1	3,747	—	3,748
Amortization of directors' deferred compensation	—	—	217	—	217
Issuance of restricted stock, net of forfeited shares	75,465	1	(1)	—	—
Dividends to stockholders	—	—	90	(38,956)	(38,866)
Net increase resulting from operations	—	—	—	33,902	33,902

Balances at September 30, 2019	63,314,513	$633	$1,481,702	$49,720	$1,532,055

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$113,555	$158,708
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(477,257)	(766,483)
Proceeds from sales and repayments of debt investments in portfolio companies	331,204	480,738
Proceeds from sales and return of capital of equity investments in portfolio companies	32,380	71,010
Net unrealized appreciation	(17,779)	(48,386)
Net realized loss	19,852	142
Accretion of unearned income	(9,131)	(11,253)
Payment-in-kind interest	(3,482)	(1,760)
Cumulative dividends	(1,975)	(1,735)
Share-based compensation expense	7,279	6,883
Amortization of deferred financing costs	2,822	2,482
Deferred tax (benefit) provision	(254)	3,304
Changes in other assets and liabilities:
Interest receivable and other assets	(9,073)	(1,170)
Interest payable	6,499	1,458
Accounts payable and other liabilities	5,759	(282)
Deferred fees and other	1,495	2,969

Net cash provided by (used in) operating activities	1,894	(103,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	54,203	72,337
Proceeds from public offering of 5.20% Notes due 2024	250,000	—
Dividends paid	(115,288)	(108,668)
Proceeds from issuance of SBIC debentures	—	54,000
Repayments of SBIC debentures	(34,000)	(4,000)
Redemption of 6.125% Notes	—	(90,655)
Proceeds from credit facility	310,000	516,000
Repayments on credit facility	(461,000)	(330,000)
Payment of deferred issuance costs and SBIC debenture fees	(4,344)	(2,787)
Purchases of vested stock for employee payroll tax withholding	(3,365)	(4,077)

Net cash provided by (used in) financing activities	(3,794)	102,150

Net decrease in cash and cash equivalents	(1,900)	(1,225)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,181	51,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,281	$50,303

Supplemental cash flow disclosures:
Interest paid	$27,725	$27,948
Taxes paid	$2,265	$4,725
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,240	$—
Non-cash financing activities:
Shares issued pursuant to the DRIP	$12,737	$9,723

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$7,603
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	7,319

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11% Secured Debt (Maturity—July 31, 2020)	1,650	1,635	1,635
			Member Units (1,500 units)		1,500	1,290

					3,135	2,925

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.50%, Secured Debt (Maturity—August 16, 2024)(9)	5,600	5,229	5,229
			Preferred Member Units (3,200 units)		3,200	3,200
			Warrants (420 equivalent shares; Expiration—August 16, 2029; Strike price—$0.01 per share)		316	316

					8,745	8,745

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,919	4,635	4,491
			Preferred Member Units (3,725,862 units)		3,726	1,835

					8,361	6,326

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			15% Secured Debt (Maturity—December 28, 2020)	11,596	11,445	11,445
			Common Stock (57,508 shares)		6,350	8,300

					17,795	19,745

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity—January 9, 2023)(9)	9,176	9,108	9,108
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,388	13,388

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13% Secured Debt (Maturity—July 25, 2021)	7,500	6,524	6,524
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,550
			13% Secured Debt (Mercury Service Group, LLC) (Maturity—July 25, 2021)	1,000	996	996
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					10,652	12,070

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	3,810

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity—March 30, 2023)(9)	14,979	14,844	14,844
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,789	27,789
			Preferred Member Units (7,000 units)(8)		7,178	7,178
			Preferred Member Units (6,157 units)(8)		10,775	7,382

					60,586	57,193

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	57,470

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.13%, Secured Debt (Maturity—January 4, 2024)(9)	12,240	12,131	12,131
			Preferred Member Units (12,696 units)		5,840	5,840

					17,971	17,971

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.25%, Secured Debt (Maturity—February 26, 2023)(9)	18,875	18,736	18,875
			Member Units (4,347 units)(8)		11,440	23,590
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units)(8)		1,047	1,047

					31,223	43,512

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15% Secured Debt (Maturity—June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	5,470

					2,400	7,470

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity—December 20, 2021)(9)	11,280	11,222	11,280
			Member Units (717 units)(8)		7,280	10,020
			10% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,143	1,132	1,143
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	350

					19,844	22,793

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,432	1,946

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity—January 29, 2024)(9)	8,750	8,666	8,666
			Preferred Member Units (1,975 units)		1,975	3,010

					10,641	11,676

Copper Trail Fund Investments(12) (13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8% Secured Debt (Maturity—May 31, 2021)(14)	1,800	1,800	1,554
			10.50% PIK Secured Debt (Maturity—May 31, 2021)(14)(19)	12,511	12,479	10,064
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,603	11,618

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity—April 1, 2023)(9)	19,950	19,797	19,364
			Preferred Member Units (3,857 shares)(8)		9,501	7,670

					29,298	27,034

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity—February 13, 2023)(9)	16,832	16,696	16,821
			Preferred Stock (8,400 shares)		8,400	17,880

					25,096	34,701

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Gamber-Johnson Holdings, LLC	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 7.00% (Floor 2.00%), Current Coupon 9.10%, Secured Debt (Maturity—June 24, 2021)(9)	19,022	18,938	19,022
			Member Units (8,619 units)(8)		14,844	46,510

					33,782	65,532

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—March 31, 2020)(9)	4,519	4,511	4,511
			Member Units (1,200 units)(8)		1,200	2,500

					5,711	7,011

GRT Rubber Technologies LLC	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 9.10%, Secured Debt (Maturity—December 31, 2023)	15,016	15,009	15,016
			Member Units (5,879 units)(8)		13,065	45,970

					28,074	60,986

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity—October 1, 2019)(9)(14)	464	464	464
			16% Secured Debt (Maturity—October 1, 2019)(14)	12,588	12,588	8,307
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per share)		—	—

					17,175	8,771

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	9,750

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity—September 30, 2020)(9)	320	320	320
			12.5% Secured Debt (Maturity—April 29, 2021)	12,535	12,485	12,485
			Member Units (3,681 units)		3,681	3,850

					16,486	16,655

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,506	9,560

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		1,735	2,019

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	8,170

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.5% Secured Debt (Maturity—November 15, 2020)	13,700	13,647	13,700
			Preferred Member Units (5,607 units)(8)		5,952	14,510

					19,599	28,210

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—November 14, 2019)(9)	2,905	2,902	2,905
			Member Units (627 units)(8)		811	7,020

					3,713	9,925

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	13,320

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.5% Secured Debt (Maturity—October 31, 2023)	27,200	26,953	26,953
			Member Units (581 units)		12,240	12,240
			9.0% Secured Debt (Maturity—October 31, 2048)	3,985	3,946	3,946
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	992

					44,131	44,131

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.13%, Secured Debt (Maturity—July 28, 2022)(9)	2,765	2,765	2,765
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity—July 28, 2022)(9)	22,800	22,654	22,654
			Member Units (657,113 units)		14,700	7,050

					40,119	32,469

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5% Current / 5% PIK Secured Debt (Maturity—March 31, 2022)(19)	8,777	8,695	8,777
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20

					19,095	13,567

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10% Secured Debt (Maturity—January 15, 2020)	1,750	1,749	1,749
			12% Secured Debt (Maturity—January 15, 2020)	3,900	3,893	3,893
			Member Units (7,874 units)		3,239	530
			9.5% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	712	712	712
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,640

					10,383	8,524

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	70,328

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12% Secured Debt (Maturity—August 15, 2019)(17)	6,400	6,400	6,400
			Common Stock (5,873 shares)(8)		2,720	4,810

					9,120	11,210

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	15,580

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11% Secured Debt (Maturity—February 28, 2023)	17,004	16,878	16,878
			Preferred Member Units (86,400,000 units)(8)		6,880	6,880

					23,758	23,758

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14% Secured Debt (Maturity—June 8, 2022)	6,510	6,397	6,510
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	1,050
			Member Units (1,454,167 units)(8)		765	4,218

					7,414	11,778

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	5,520

					10,093	11,896

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12% Secured Debt (Maturity—January 31, 2022)	20,600	20,488	20,488
			Preferred Member Units (406 units)		10,200	10,200

					30,688	30,688

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,950

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	7,190

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 7.00% (Floor 0.50%), Current Coupon 9.32%, Secured Debt (Maturity—November 15, 2021)(9)	13,845	13,779	13,779
			Common Stock (1,962 shares)		2,150	8,880

					15,929	22,659

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13% Secured Debt (Maturity—April 30, 2020)	6,397	6,365	6,396
			Preferred Member Units (19,631 units)(8)		4,600	12,740
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	1,010

					12,165	20,146

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		10,813	10,580

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	721
			Member Units (1,150 units)		1,150	4,610
			Member Units (RA Properties, LLC) (1,500 units)		369	3,040

					2,269	8,371

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12% Secured Debt (Maturity—August 31, 2020)	160	160	160
			12% Secured Debt (Maturity—August 31, 2023)	16,400	16,265	16,265
			Preferred Member Units (479 units)		8,136	8,136

					24,561	24,561

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9% Secured Debt (Maturity—October 2, 2019)	2,924	2,924	2,736
			Series A Preferred Units (2,500 units)		2,500	10
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	2,480

					8,820	5,226

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12% Secured Debt (Maturity—May 31, 2024)	9,600	9,494	9,494
			Common Stock (615 shares)(8)		4,655	4,655

					14,149	14,149

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13% Secured Debt (Maturity—September 30, 2019)(17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	4,090
			Common Stock (1,126,242 shares)		3,706	409

					8,734	6,527

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.5% Secured Debt (Maturity—October 1, 2019)	1,000	1,000	1,000
			12% Secured Debt (Maturity—October 1, 2019)	625	625	625
			14% Secured Debt (Maturity—October 1, 2019)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—October 1, 2019; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,410

					7,809	5,785

Subtotal Control Investments (66.9% of net assets at fair value)					$762,945	$1,024,566

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10% Secured Debt (Maturity—May 25, 2022)	$924	$924	$924
			Preferred Member Units (186 units)		1,200	5,040

					2,124	5,964

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity—June 7, 2022)(9)	27,188	26,990	27,188
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	8,380

					31,845	35,568

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.10%, (Maturity—April 8, 2021)(9)	4,800	4,681	4,681
			Preferred Stock (non-voting)(8)		127	127
			Member Units (800,000 units)		800	120

					5,608	4,928

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.32%, Secured Debt (Maturity—June 30, 2022)(9)	13,244	13,095	13,244
			Member Units (2,160,000 units)(8)		2,256	5,900

					15,351	19,144

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.33%, Secured Debt (Maturity—June 30, 2020)(9)	19,004	18,970	18,783
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,631	4,631

					23,601	23,414

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—December 7, 2023)	9,160	9,073	9,160
			Member Units (66,968 units)(8)		751	4,940

					9,824	14,100

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Secured Debt (Maturity—July 4, 2021)	4,569	4,551	4,569
			Class A Units (1,500,000 units)(8)		1,500	2,130

					6,051	6,699

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,028	16,618

					21,238	17,473

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)		1,584	2,273

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	6,936
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,202

					7,702	9,138

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	480

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)(8)		749	701

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,905
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		10,555	10,295

					16,529	16,200

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity—June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256

					2,195	2,195

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,474	2,474

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity—December 2, 2021)(9)	600	600	600
			10.0% Secured Debt (Maturity—December 2, 2021)	13,400	13,328	13,400
			Preferred Member Units (226 units)(8)		2,850	7,900
			Preferred Member Units (HRS Services, ULC) (226 units)		150	420

					16,928	22,320

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	4,260
			Member Units (318,462 units)(8)		2,236	10,340

					5,236	14,600

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	15,474

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		78	78
			Member Units (2,179,001 units)		2,019	2,050

					2,097	2,128

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12% PIK Secured Debt (Maturity—June 30, 2021)(19)	6,282	6,282	6,282
			10% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	57	57	57
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					10,239	6,339

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12% Current Secured Debt (Maturity—March 31, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	1,550

					17,023	17,256

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,785	30,281	250
			Preferred Member Units (250 units)		2,500	—

					32,781	250

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	730

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			10.25% Current, Secured Debt (Maturity—August 31, 2023)	32,963	32,670	32,963
			Preferred Member Units (157 units)(8)		6,000	7,340

					38,670	40,303

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14% Current, Secured Debt (Maturity—September 13, 2023)	5,920	5,745	5,745
			Member Units (70,000 units)		700	1,080
			Warrants (18,084 equivalent units; Expiration-September 13, 2028; Strike price—$0.01 per unit)		181	290

					6,626	7,115

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.54%, Secured Debt (Maturity—August 20, 2024)(9)	2,970	2,947	2,968
			Preferred Stock (755,401 shares; 20% cumulative)(8)(19)		769	1,889
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,884	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,497	3,497
			Preferred Stock (4,336,866 shares; 13.50% cumulative)(8)(19)		7,924	4,374
			Common Stock (945,507 shares)		—	—

					17,021	15,010

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		1,032	1,085
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	990

					5,032	2,075

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.5% Secured Debt (Maturity—January 26, 2020)	20,234	19,952	19,535
			8% Unsecured Convertible Debt (Maturity—November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	570

					36,937	34,396

Subtotal Affiliate Investments (22.1% of net assets at fair value)					$358,086	$338,747

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.29%, Secured Debt (Maturity—April 15, 2020)(9)	$1,855	$1,695	$1,855
			LIBOR Plus 12.75% (Floor 1.00%), Current Coupon 15.01%, Secured Debt (Maturity—June 30, 2023)(9)(14)	14,396	14,030	10,714

					15,725	12,569

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 5.00% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—July 3, 2023)(9)	5,000	4,925	5,000
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.78%, Secured Debt (Maturity—July 3, 2023)(9)	6,638	6,533	6,638
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.61%, Secured Debt (Maturity—July 3, 2023)(9)	210	210	210

					11,668	11,848

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.29%, Secured Debt (Maturity—July 26, 2023)(9)	19,909	19,762	19,909

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity—September 8, 2023)(9)	9,750	9,623	9,750

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.84%, Secured Debt (Maturity—October 22, 2022)(9)	14,434	14,142	13,964

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity—August 30, 2023)(9)	16,517	16,117	15,980

Allen Media Broadcasting LLC(10)	July 3, 2019	Operator of Television Broadcasting Networks
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—July 3, 2024)(9)	15,000	14,644	14,644

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.82%, Secured Debt (Maturity—April 10, 2023)(9)	12,271	12,101	12,248

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity—December 8, 2021)(9)	17,405	16,319	10,983

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,783	8,841

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity—January 13, 2020)(9)	16,447	16,435	16,446

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock (1,000,000 shares)		1,000	2,498

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity—August 31, 2023)(9)	4,572	4,488	4,540
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,793	1,758	1,793

					6,246	6,333

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—June 22, 2021)(9)	3,385	3,353	3,239

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 8.35% / 1.00% PIK, Current Coupon Plus PIK 9.35% Secured Debt (Maturity—June 11, 2021)(9)(19)	13,688	13,462	12,936

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12% Secured Debt (Maturity—August 31, 2020)	10,185	10,064	9,385
			Options (3 equivalent units)		607	500
			Warrant (2 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	290

					11,144	10,175

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,536	4,499	4,536
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,671	1,318

					6,170	5,854

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.57%, Secured Debt (Maturity—May 11, 2022)(9)	2,409	2,392	2,377

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.10%, Secured Debt (Maturity—March 9, 2022)(9)	13,828	13,646	13,828
			Member Units (1,050,000 units)		1,050	950

					14,696	14,778

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity—November 6, 2020)(9)	10,810	10,744	8,198

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 6.79%, Secured Debt (Maturity—January 28, 2026)	10,000	9,815	10,037
			LIBOR Plus 8.50%, Current Coupon 10.54%, Secured Debt (Maturity—January 28, 2027)	5,000	4,905	5,006

					14,720	15,043

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity—July 22, 2019)(9)(17)	6,733	6,733	6,032

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,160	9,267
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		4,500	4,563

					15,660	13,830

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.54%, Secured Debt (Maturity—November 14, 2023)(9)	19,371	19,225	19,371

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—August 23, 2022)(9)	14,637	14,531	13,127

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.67%, Secured Debt (Maturity—October 6, 2021)(9)	13,776	13,728	13,362

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.50% (Floor 1.00%), Current Coupon 11.56%, Secured Debt (Maturity—June 7, 2023)(9)	5,674	5,488	5,674
			Common Stock (177,130 shares)		5,309	2,746

					10,797	8,420

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.41%, Secured Debt (Maturity—May 15, 2026)(9)	3,571	3,486	3,486

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,851	2,851	39

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity—December 5, 2022)(9)	2,682	2,641	2,682

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity—June 30, 2023)(9)	15,941	15,844	15,941
			Member Units (43,463 units)		4,409	7,210

					20,253	23,151

Corel Corporation(11)(13)(21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.09%, Secured Debt (Maturity—July 2, 2026)(9)	15,000	14,268	14,569

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity—August 3, 2022)(9)	10,249	10,183	10,249

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity-June 22, 2023)(19)	5,884	5,884	5,884
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	300

					6,358	6,184

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity—February 12, 2021)(9)	15,876	15,749	15,837

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.69%, Secured Debt (Maturity—April 13, 2023)(9)	11,492	11,309	11,481
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		838	838
			Class A Preferred Member Units (776,316 units)		776	1,490

					12,923	13,809

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.10%, Secured Debt (Maturity—July 17, 2023)(9)	5,495	5,405	5,483

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,617	1,487
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,097	795
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,343	3,160
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		8,242	8,815
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,238	5,967
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,367	6,264

					31,904	26,488

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,918	5,625

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 5.50%, Current Coupon 7.54%, Secured Debt (Maturity—June 13, 2024)	15,275	15,025	14,836

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,921	2,139

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity—August 9, 2022)(9)	5,000	4,940	5,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.85%, Secured Debt (Maturity—April 3, 2020)(9)	11,297	11,200	10,534

Fortna, Inc.(10)	July 23, 2019	Process, Physcial Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 7.04%, Secured Debt (Maturity—April 8, 2025)	7,770	7,583	7,583

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.50%, Current Coupon 7.54%, Secured Debt (Maturity—December 19, 2025)	16,418	16,267	16,376

GI KBS Merger Sub LLC(11)	November 10, 2014	Outsourced Janitorial Service Provider
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.81%, Secured Debt (Maturity—October 29, 2021)(9)	9,126	9,082	8,989
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity—April 29, 2022)(9)	3,915	3,819	3,807

					12,901	12,796

Good Source Solutions, Inc.(10)	October 23, 2018	Specialized Food Distributor
			LIBOR Plus 8.32% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity—June 29, 2023)(9)(23)	5,000	4,959	5,000

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.54%, Secured Debt (Maturity—December 22, 2024)(9)	18,372	18,207	17,866

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 9.00% (Floor 1.50%), Current Coupon 11.58%, Secured Debt (Maturity—April 30, 2019)(9)(17)	4,504	4,504	3,681
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	226

					6,544	3,907

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.61%, Secured Debt (Maturity—December 21, 2023)(9)	3,382	3,321	3,376

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.38%, Secured Debt (Maturity—January 28, 2021)(9)	16,822	16,341	15,813

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity—March 29, 2023)(9)	29,875	29,392	29,875

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			8.00% Secured Debt (Maturity—March 29, 2023)	10,598	10,420	9,307

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.64% / 8.50% PIK, Current Coupon Plus PIK 12.14% Secured Debt (Maturity—May 12, 2022)(19)	7,481	7,376	6,243

Hyperion Materials & Technologies, Inc.(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity—August 28, 2026)(9)	22,500	22,053	22,163

iEnergizer Limited(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity—April 17, 2024)(9)	13,725	13,598	13,598

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—April 30, 2024)(9)	18,624	18,205	18,379

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity—November 19, 2023)(9)	18,847	18,514	18,847
			Member Units (1,558,333 units)		1,558	1,260

					20,072	20,107

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	5,149	5,075	5,149
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		101	109
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		57	57
			Member Units (Industrial Services Investments, LLC) (900 units)		900	580

					6,133	5,895

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,762	7,539	7,704

Interface Security Systems, L.L.C(10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 9.04%, Secured Debt (Maturity—August 7, 2023)(9)	7,500	7,355	7,355

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity—July 19, 2025)(9)	16,472	16,372	16,499

Invincible Boat Company, LLC.(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.61%, Secured Debt (Maturity—August 28, 2025)(9)	9,500	9,396	9,396

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.85%, Secured Debt (Maturity—June 14, 2025)(9)	6,025	5,972	4,654

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.03%, Secured Debt (Maturity—May 2, 2023)(9)	14,775	14,662	14,775

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity—May 26, 2021)(9)	4,086	4,080	4,086

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.79% Secured Debt (Maturity—August 21, 2024)(9)	4,016	3,938	3,938
			Common Stock (472,579 shares)		4,429	4,429

					8,367	8,367

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity—March 29, 2024)(9)	7,500	7,357	7,357

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 7.60%, Secured Debt (Maturity—December 20, 2024)	19,334	19,234	19,213

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity—August 7, 2020)(9)	2,145	2,145	1,995
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,498	2,702

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 10.50% (Floor 2.00%) PIK, Current Coupon 12.76% PIK, Secured Debt (Maturity—November 19, 2021)(9)(19)	10,785	10,588	10,785

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 7.05%, Secured Debt (Maturity—May 9, 2026)	15,000	14,783	14,850

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,746	3,622

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity—September 25, 2023)(9)	13,784	13,647	13,647

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.79%, Secured Debt (Maturity—December 22, 2024)(9)	18,478	18,289	18,478

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	45
			Member Units (LGI Predictive Analytics LLC) (190,712 units)(8)		49	21

					174	66

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity—May 1, 2023)(9)	9,521	9,517	8,892

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.04%, Secured Debt (Maturity—August 28, 2022)(9)	11,591	11,300	11,359

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Lynx FBO Operating LLC(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity—September 30, 2024)(9)	13,750	13,438	13,438
			Member Units (3,704 units)		500	500

					13,938	13,938

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 7.04%, Secured Debt (Maturity—December 22, 2025)	16,732	16,608	16,608
			Preferred Stock (1,516 shares; 4.50% Cash/ 9.25% PIK cumulative)(8)(19)		1,759	1,759

					18,367	18,367

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity—April 29, 2024)(9)	20,002	19,901	19,852

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% /0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity—October 24, 2024)(9)(19)	14,925	14,589	14,680

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity—April 26, 2024)(9)	4,236	4,187	3,807

New Media Holdings II LLC(11)(13)	June 10, 2014	Local Newspaper Operator
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity—July 14, 2022)(9)	17,981	17,767	18,034

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 10.14%, Secured Debt (Maturity—March 2, 2022)	20,417	20,288	20,417

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.60%, Secured Debt (Maturity—November 27, 2020)(9)	7,624	7,266	6,989

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity—October 17, 2022)(9)	21,115	20,697	20,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity—June 7, 2022)(9)	4,236	4,231	4,172

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,896	4,896	598

PaySimple, Inc.(10)	September 9, 2019	Leading technology services commerce platform
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity—August 23, 2025)(9)	12,600	12,351	12,351

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	440	440	325
			18% PIK Unsecured Debt (Maturity—June 30, 2022)(19)	305	305	305
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	330

					1,544	960

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 7.50%, Current Coupon 9.54%, Secured Debt (Maturity—May 1, 2026)	9,000	8,964	8,888

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.80% /2.00% PIK, Current Coupon Plus PIK 9.80%, Secured Debt (Maturity—November 30, 2023)(9)(19)	8,447	8,447	8,277

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—December 20, 2024)(9)	18,161	17,614	18,249

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	11

					471	11

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,380

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity—June 9, 2021)(9)	6,675	6,654	6,675

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity—August 9, 2022)(9)	19,000	18,833	19,190

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.97%, Secured Debt (Maturity—September 12, 2023)(9)(22)	14,843	14,630	13,573

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares)(8)		2,000	2,620

TeleGuam Holdings, LLC(11)	June 26, 2013	Cable and Telecom Services Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.54%, Secured Debt (Maturity—April 12, 2024)(9)	7,750	7,634	7,798

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.54%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,438	5,170

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity—January 26, 2023)(9)	9,961	9,748	10,036

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.81%, Secured Debt (Maturity—October 31, 2022)(9)(24)	15,742	15,595	15,604

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.76%, Secured Debt (Maturity—October 30, 2020)(9)	4,775	4,667	3,055

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity—May 2, 2023)(9)	17,088	16,870	16,670

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity—March 1, 2023)(9)	10,206	10,172	8,036

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.09%, Secured Debt (Maturity—April 3, 2023)(9)	5,764	5,555	5,731
			Preferred Stock (70,207 shares)(19)		767	1,210
			Warrants (69,675 equivalent shares; Expiration—April 3, 2029; Strike price—$10.92 per share)		—	1,220

					6,322	8,161

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.69% /1.00% PIK, Current Coupon Plus PIK 12.69%, Secured Debt (Maturity—September 29, 2022)(9)(19)(28)	7,308	7,183	7,290
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.96% /1.00% PIK, Current Coupon Plus PIK 11.96%, Secured Debt (Maturity—September 29, 2022)(9)(19)(28)	6,351	6,275	6,351

					13,458	13,641

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.95% Secured Debt (Maturity—August 9, 2024)(9)	14,625	14,500	14,552

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (77.9% of net assets at fair value)					$1,237,769	$1,193,883

Total Portfolio Investments, September 30, 2019					$2,358,800	$2,557,196

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2019

(dollars in thousands)

(unaudited)

(3)
See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

(5)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2019. As noted in this schedule, 66% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.05%.

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

(15)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote(14), our debt investment in this portfolio company is on non-accrual status.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $18.0 million Canadian Dollars and receive $13.7 million U.S. Dollars with a settlement date of September 14, 2020. The unrealized appreciation on the forward foreign currency contract is $0.1 million as of September 30, 2019.

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

(27)
Investment has an unfunded commitment as of September 30, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments

(28)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the Credit Facility and the Consolidated Schedule of Investments above reflects such higher rate.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2018

(dollars in thousands)

(unaudited)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity—June 30, 2020)(9)	19,104	19,038	19,038
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,431	4,431

					23,469	23,469

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12% Secured Debt (Maturity—December 7, 2023)	10,880	10,763	10,880
			Member Units (66,968 units)(8)		751	2,717

					11,514	13,597

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			12% Current / 1% PIK Secured Deb (Maturity—July 4, 2021)(19)	4,546	4,522	4,546
			Class A Units (1,500,000 units)(8)		1,500	2,120

					6,022	6,666

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			8.50% Secured Debt (Maturity—February 2, 2023)	7,932	7,932	3,930
			Common Stock (19,041 shares)		3,141	—

					11,073	3,930

Condit Exhibits, LLC	July 1, 2008	Tradeshow Exhibits / Custom Displays Provider
			Member Units (3,936 units)(8)		100	1,950

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		16,959	17,468

					22,169	18,323

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,153
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,271

					7,702	9,424

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	560

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)(8)		553	505

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)(8)		5,974	5,399
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		11,155	10,980

					17,129	16,379

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

(5)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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

(15)
Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, and financial position as of September 30, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Main Street's portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's portfolio also includes Other Portfolio investments, which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street's portfolio investments may be subject to restrictions on resale.

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

        For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for its LMM equity

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street's portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

        Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for Main Street's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 40 LMM portfolio companies for the nine months ended September 30, 2019, representing approximately 66% of the total LMM portfolio at fair value as of September 30, 2019, and on a total of 40 LMM portfolio companies for the nine months ended September 30, 2018, representing approximately 62% of the total LMM portfolio at fair value as of September 30, 2018. Excluding its investments in LMM portfolio companies that, as of September 30, 2019 and 2018, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2019 and 2018 was 69% and 73% of the total LMM portfolio at fair value as of September 30, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 90% and 94% of the Middle Market portfolio investments as of September 30, 2019 and December 31, 2018, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 27 Private Loan portfolio companies for the nine months ended September 30, 2019, representing approximately 51% of the total Private Loan portfolio at fair value as of September 30, 2019, and on a total of 17 Private Loan portfolio companies for the nine months ended September 30, 2018, representing approximately 43% of the total Private Loan portfolio at fair value as of September 30, 2018. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2019 and 2018, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2019 and 2018 was 78% and 67% of the total Private Loan portfolio at fair value as of September 30, 2019 and 2018, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.3% and 4.4% of Main Street's Investment Portfolio at fair value as of September 30, 2019 and December 31, 2018, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At September 30, 2019, cash balances totaling $48.0 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of September 30, 2019, Main Street's total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.6% of its fair value and 4.4% of its cost. As of

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

December 31, 2018, Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2019 and 2018, (i) approximately 1.6% and 1.4%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2019 and 2018, (i) approximately 1.9% and 1.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$46,192	$46,351	$140,732	$130,229
Dividend income	12,492	8,510	37,751	36,021
Fee income	1,384	3,402	4,241	7,825

Total interest, fee and dividend income	$60,068	$58,263	$182,724	$174,075

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2019 and 2018, approximately 2.6% and 3.1%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2019 and 2018, approximately 2.6% and 3.0%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

13.   Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance was effective for the annual reporting period beginning after December 15, 2017, including interim periods

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

within that reporting period. Substantially all of Main Street's income is outside the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), Main Street has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, Main Street's timing of its income recognition remains the same and the adoption of the standard was not material.

        In February 2016, the FASB issued ASU 2016-02, Leases, which amended the FASB Accounting Standards Codification and created ASC 842, Leases ("ASC 842"), to require lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months, utilizing a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance in ASC 842 also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Main Street adopted ASC 842 effective January 1, 2019. Under ASC 842, Main Street evaluates leases to determine if the leases are considered financing or operating leases. Main Street currently has one operating lease for office space for which it has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2017, and interim periods therein. Main Street adopted ASU 2016-15 effective January 1, 2018. The impact of the adoption of this accounting standard on Main Street's consolidated financial statements was not material.

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

        As of September 30, 2019 and December 31, 2018, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

        As of September 30, 2019 and December 31, 2018, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

        As of September 30, 2019 and December 31, 2018, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

        As of September 30, 2019 and December 31, 2018, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of September 30, 2019 and December 31, 2018:

Type of Investment	Fair Value as of September 30, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$813,539	Discounted cash flow	WACC	9.4% - 20.0%	13.7%	14.3%
		Market comparable /	EBITDA multiple(1)	4.7x - 8.3x(2)	7.2x	6.3x
		Enterprise Value
Debt investments	$1,156,579	Discounted cash flow	Risk adjusted discount factor	5.8% - 17.5%(2)	10.9%	10.7%
			Expected principal recovery	1.4% - 100.0%	99.2%	100.0%
			percentage
Debt investments	$587,078	Market approach	Third-party quote	30.6 - 101.0	95.5	97.8

Total Level 3 investments	$2,557,196

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.5x - 15.0x and the range for risk adjusted discount factor is 4.5% - 43.0%.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the nine month periods ended September 30, 2019 and 2018 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2018	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2019
Debt	$1,686,753	$—	$(360,335)	$426,068	$31,019	$(19,559)	$(20,289)	$1,743,657
Equity	$755,710	$—	$(20,338)	$33,705	$(13,834)	$25,899	$22,096	$803,238
Equity Warrant	$11,446	$—	$1,217	$316	$(1,090)	$219	$(1,807)	$10,301

	$2,453,909	$—	$(379,456)	$460,089	$16,095	$6,559	$—	$2,557,196

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

        As of September 30, 2019 and December 31, 2018, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of September 30, 2019 and December 31, 2018 (amounts in thousands):

Type of Instrument	Fair Value as of September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$21,752	Discounted cash flow	Estimated market interest rates	4.0% - 4.0%	4.0%

Type of Instrument	Fair Value as of December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,688	Discounted cash flow	Estimated market interest rates	5.5% - 5.8%	5.6%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine month periods ended September 30, 2019 and 2018 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,625)	$21,752

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of September 30, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,296)	$44,686

        At September 30, 2019 and December 31, 2018, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,199,634	$—	$—	$1,199,634
Middle Market portfolio investments	548,710	—	—	548,710
Private Loan portfolio investments	627,892	—	—	627,892
Other Portfolio investments	110,632	—	—	110,632
External Investment Manager	70,328	—	—	70,328

Total investments	$2,557,196	$—	$—	$2,557,196

SBIC debentures at fair value	$21,752	$—	$—	$21,752

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended September 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.6 million, respectively. Main Street's total expenses for the nine months ended September 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $5.0 million and $5.3 million, respectively.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2019 and 2018, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	68	52	62
Fair value	$1,199.6	$548.7	$627.9
Cost	$987.7	$589.4	$662.3
% of portfolio at cost—debt	66.3%	95.0%	93.7%
% of portfolio at cost—equity	33.7%	5.0%	6.3%
% of debt investments at cost secured by first priority lien	98.1%	89.8%	94.4%
Weighted-average annual effective yield(b)	12.0%	8.9%	9.8%
Average EBITDA(c)	$4.9	$93.5	$56.3

(a)
At September 30, 2019, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

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

        As of September 30, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $110.6 million in fair value and approximately $119.4 million in cost

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

basis and which comprised approximately 4.3% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $70.3 million, which comprised approximately 2.8% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2019	December 31, 2018
First lien debt	77.3%	77.1%
Equity	17.4%	16.6%
Second lien debt	4.3%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	September 30, 2019	December 31, 2018
First lien debt	69.4%	69.0%
Equity	26.2%	25.5%
Second lien debt	3.6%	4.6%
Equity warrants	0.4%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2019 and December 31, 2018 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2019	December 31, 2018
Southwest	24.8%	26.7%
West	24.5%	27.2%
Midwest	20.4%	19.4%
Northeast	15.4%	14.3%
Southeast	12.7%	10.0%
Canada	1.3%	1.4%
Other Non-United States	0.9%	1.0%

	100.0%	100.0%

Fair Value:	September 30, 2019	December 31, 2018
Southwest	26.5%	28.4%
West	25.4%	28.2%
Midwest	20.0%	18.9%
Northeast	14.7%	13.4%
Southeast	11.4%	8.9%
Canada	1.1%	1.2%
Other Non-United States	0.9%	1.0%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of September 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2019	December 31, 2018
Machinery	8.0%	6.5%
Media	6.7%	6.5%
Construction & Engineering	5.6%	7.5%
Energy Equipment & Services	5.4%	6.4%
Aerospace & Defense	4.9%	3.8%
Commercial Services & Supplies	4.5%	4.9%
IT Services	4.4%	3.8%
Internet Software & Services	4.2%	4.1%
Diversified Telecommunication Services	4.1%	4.8%
Leisure Equipment & Products	4.1%	3.9%
Health Care Providers & Services	3.9%	2.8%
Hotels, Restaurants & Leisure	3.9%	3.3%
Oil, Gas & Consumable Fuels	3.8%	3.0%
Electronic Equipment, Instruments & Components	3.6%	3.5%
Food Products	3.5%	3.8%
Specialty Retail	3.2%	4.2%
Communications Equipment	3.2%	2.5%
Software	2.5%	2.6%
Professional Services	2.4%	2.6%
Computers & Peripherals	2.3%	2.6%
Containers & Packaging	1.7%	1.9%
Construction Materials	1.7%	1.8%
Building Products	1.6%	1.6%
Road & Rail	1.4%	1.8%
Distributors	1.1%	1.7%
Transportation Infrastructure	1.1%	0.5%
Internet & Catalog Retail	1.0%	1.1%
Other(1)	6.2%	6.5%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	September 30, 2019	December 31, 2018
Machinery	10.2%	8.8%
Construction & Engineering	6.1%	7.9%
Media	5.9%	5.4%
Energy Equipment & Services	4.9%	5.7%
IT Services	4.6%	3.9%
Aerospace & Defense	4.6%	3.5%
Internet Software & Services	4.0%	3.8%
Commercial Services & Supplies	4.0%	4.4%
Leisure Equipment & Products	3.8%	3.7%
Health Care Providers & Services	3.7%	2.7%
Hotels, Restaurants & Leisure	3.6%	3.2%
Computers & Peripherals	3.6%	3.8%
Specialty Retail	3.4%	4.2%
Diversified Telecommunication Services	3.4%	4.0%
Oil, Gas & Consumable Fuels	3.3%	2.7%
Food Products	3.0%	3.5%
Software	2.9%	2.9%
Electronic Equipment, Instruments & Components	2.8%	2.8%
Communications Equipment	2.7%	2.2%
Diversified Consumer Services	2.5%	2.9%
Construction Materials	2.1%	2.1%
Professional Services	1.9%	2.4%
Containers & Packaging	1.7%	1.8%
Road & Rail	1.5%	1.8%
Building Products	1.5%	1.6%
Distributors	1.0%	1.5%
Transportation Infrastructure	1.0%	0.5%
Other(1)	6.3%	6.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At September 30, 2019 and December 31, 2018, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of September 30, 2019 and December 31, 2018, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the nine months ended September 30, 2019 and 2018, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income, except for the External Investment Manager. As such, the External Investment Manager was considered a significant subsidiary. The summarized financial information for the External Investment Manager is included in Note D.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended September 30, 2019, the External Investment Manager earned $2.9 million in fee income, which consisted of $2.7 million of base management fees and $0.2 million in incentive fees, compared to $3.0 million in base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2019, the External Investment Manager earned $10.0 million in fee income, which consisted of $8.4 million of base management fees and $1.6 million in incentive fees compared to $8.7 million of base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2019 and 2018, Main Street allocated $1.7 million and $1.6 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2019 and 2018, Main Street allocated $5.0 million and $5.3 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended September 30, 2019 and 2018, the total contribution to Main Street's net investment income was $2.6 million and $2.7 million, respectively. For the nine months ended September 30, 2019 and 2018, the total contribution to Main Street's net investment income was $8.9 million and $8.0 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Management fee income	$2,750	$2,972	$8,427	$8,667
Incentive fees	178	—	1,552	—

Total revenues	2,928	2,972	9,979	8,667
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,118)	(974)	(3,294)	(3,386)
Other G&A expenses	(533)	(618)	(1,707)	(1,950)

Total allocated expenses	(1,651)	(1,592)	(5,001)	(5,336)

Pre-tax income	1,277	1,380	4,978	3,331
Tax expense	(286)	(308)	(1,106)	(670)

Net income	$991	$1,072	$3,872	$2,661

	As of September 30,	As of December 31,
	2019	2018
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,955	2,947

Total assets	$2,955	$2,947

Accounts payable to MSCC and its subsidiaries	$1,964	$1,786
Dividend payable to MSCC and its subsidiaries	991	1,161
Equity	—	—

Total liabilities and equity	$2,955	$2,947

NOTE E—DEBT

SBIC Debentures

        Under existing SBA regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the funds, has an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. SBIC debentures payable were $311.8 million and $345.8 million at September 30, 2019 and December 31, 2018, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the nine months ended September 30,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $34.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $5.7 million due primarily to the previously recognized gain recorded as a result of recording the MSC II debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is substantially offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.6% and 3.7% as of September 30, 2019 and December 31, 2018, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of September 30, 2019 was approximately 5.4 years. For each of the three months ended September 30, 2019 and 2018, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.2 million. For the nine months ended September 30, 2019 and 2018, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $9.7 million and $9.3 million, respectively. In accordance with SBA regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of September 30, 2019, the recorded value of the SBIC debentures was $305.8 million, which consisted of (i) $21.8 million recorded at fair value, or $0.2 million less than the $22.0 million par value of the SBIC debentures issued by MSC II, (ii) $139.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $138.4 million that was net of unamortized debt issuance costs of $1.4 million and (iii) $150.0 million par value of SBIC debentures issued by MSC III with a recorded value of $145.6 million that was net of unamortized debt issuance costs of $4.4 million. As of September 30, 2019, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $302.0 million, or $9.8 million less than the $311.8 million face value of the SBIC debentures.

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

        Borrowings under the Credit Facility bear interest, subject to Main Street's election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (2.0% as of September 30, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.0% as of September 30, 2019) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At September 30, 2019, Main Street had $150.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2019, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $1.9 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and $8.3 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the interest rate on the Credit Facility was 4.0% (based on the LIBOR rate of 2.1% as of the most recent reset date of September 1, 2019 plus 1.875%). The average interest rate was 4.1% and 4.3% for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

        In April 2013, Main Street issued $92.0 million, including the underwriters full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. The total net proceeds to Main Street from the 6.125% Notes, after underwriting discounts and estimated offering expenses payable, were approximately $89.0 million. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes effective April 1, 2018 (the "Redemption Date"). The 6.125% Notes were redeemed at par value, plus the accrued and unpaid interest thereon from January 1, 2018, through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $1.5 million for the nine months ended September 30, 2018.

4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2019, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $171.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million and the recorded value of $174.9 million was net of unamortized debt issuance costs of $0.1 million. As of September 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2019, Main Street estimates its fair value would be approximately $175.5 million. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $2.1 million for each of the three months ended September 30, 2019 and 2018, and $6.4 million for each of the nine months ended September 30, 2019 and 2018.

        The indenture governing the 4.50% Notes due 2019 (the "4.50% Notes due 2019 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2019 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2019 Indenture. As of September 30, 2019, Main Street was in compliance with these covenants.

4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $183.1 million was net of unamortized debt issuance costs of $1.9 million. As of September 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $191.6 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million and $6.7 million for the three and nine months ended September 30, 2019 and 2018, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of September 30, 2019, Main Street was in compliance with these covenants.

5.20% Notes

        In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $245.8 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 5.20% Notes was $250.0 million and the recorded value of $246.3 million was net of unamortized debt issuance costs of $3.7 million. As of September 30, 2019, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $268.1 million. Main Street recognized interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, of $3.5 million for the three months ended September 30, 2019 and $6.1 million for the nine months ended September 30, 2019.

        The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2019, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
	2019	2018
Per Share Data:
NAV at the beginning of the period	$24.09	$23.53
Net investment income(1)	1.88	1.91
Net realized loss(1)(2)	(0.32)	—
Net unrealized appreciation(1)(2)	0.28	0.81
Income tax provision(1)(2)	(0.03)	(0.07)

Net increase in net assets resulting from operations(1)	1.81	2.65
Dividends paid from net investment income	(2.05)	(1.80)
Distributions from capital gains	—	(0.19)

Total dividends paid	(2.05)	(1.99)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.31	0.44
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.06
Other(3)	(0.03)	0.01

NAV at the end of the period	$24.20	$24.69

Market value at the end of the period	$43.21	$38.50
Shares outstanding at the end of the period	63,314,513	60,962,505

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

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
NAV at end of period	$1,532,055	$1,505,442
Average NAV	$1,512,921	$1,432,441
Average outstanding debt	$1,033,400	$927,962
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	4.43%	4.44%
Ratio of operating expenses to average NAV(2)(3)	4.27%	4.15%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.82%	1.92%
Ratio of net investment income to average NAV(2)	7.81%	8.00%
Portfolio turnover ratio(2)	14.44%	23.12%
Total investment return(2)(4)	34.48%	2.05%
Total return based on change in NAV(2)(5)	7.69%	11.50%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.205 per share for each month of July through September 2019, totaling $38.9 million, or $0.615 per share, for the three months ended September 30, 2019, and $112.5 million, or $1.80 per share, for the nine months ended September 30, 2019 compared to regular monthly dividends of approximately $34.5 million, or $0.57 per share, for the three months ended September 30, 2018, and $101.8 million, or $1.71 per share, for the nine months ended September 30, 2018. The third quarter 2019 regular monthly dividends represent a 7.9% increase from the regular monthly dividends paid for the third quarter of 2018. Additionally, Main Street paid a $0.25 per share semi-annual supplemental dividend, totaling $15.8 million, in June 2019 compared to $16.6 million, or $0.275 per share, paid in June 2018 resulting in total dividends paid of $2.05 and $1.985 per share for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

        The determination of the tax attributes for Main Street's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019	2018
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$113,555	$158,708
Book-tax difference from share-based compensation expense	(1,690)	(3,686)
Net unrealized appreciation	(17,779)	(48,386)
Income tax provision	2,491	4,097
Pre-tax book (income) loss not consolidated for tax purposes	(21,117)	1,049
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	47,866	21,493

Estimated taxable income(1)	123,326	133,275
Taxable income earned in prior year and carried forward for distribution in current year	41,489	42,357
Taxable income earned prior to period end and carried forward for distribution next period	(48,462)	(68,387)
Dividend payable as of period end and paid in the following period	12,975	11,889

Total distributions accrued or paid to common stockholders	$129,328	$119,134

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The income tax provision (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street's estimated undistributed taxable income. For the three months ended September 30, 2019, Main Street recognized a net income tax benefit of $4.0 million, principally consisting of a deferred tax benefit of $5.1 million partially offset by a $1.1 million current tax expense, which is primarily related to a $0.7 million provision for current U.S. federal income and state taxes and a $0.4 million accrual for excise taxes. For the nine months ended September 30, 2019, Main Street recognized a net income tax provision of $2.5 million, principally consisting of a $2.7 million current tax expense primarily related to a $2.0 million provision for current U.S. federal income and state taxes and a $0.7 million accrual for excise taxes, partially offset by a deferred tax benefit of $0.3 million. For the three months ended September 30, 2018, Main Street recognized a net income tax provision of $3.8 million, principally consisting of a deferred tax provision of $3.0 million and a $0.8 million current tax expense, which is primarily related to a $0.5 million accrual for excise taxes and $0.3 million provision for current U.S. federal income and state taxes. For the nine months ended September 30, 2018, Main Street recognized a net income tax provision of $4.1 million, principally consisting of a deferred tax provision of $3.3 million and a $0.8 million current tax expense, which is primarily related to a $1.0 million accrual for excise taxes, partially offset by a $0.2 million benefit for current U.S. federal income and state taxes.

        The net deferred tax liability at September 30, 2019 was $17.9 million compared to $17.0 million at December 31, 2018, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At September 30, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Under the Tax Cuts and Jobs Act, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, as a result of the Tax Cuts and Jobs Act, our Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2019, Main Street sold 1,423,042 shares of its common stock at a weighted-average price of $38.41 per share and raised $54.7 million of gross proceeds under the ATM Program. Net proceeds were $53.8 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2019, sales transactions representing 5,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2019, 9,183,295 shares remained available for sale under the ATM Program.

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

        For the nine months ended September 30, 2019, $12.7 million of the total $128.3 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 317,369 newly issued shares. For the nine months ended September 30, 2018, $9.7 million of the total $118.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 253,125 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2019.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Nine months ended September 30, 2019	(384,049)

Restricted stock available for issuance as of September 30, 2019	1,886,946

        As of September 30, 2019, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Nine months ended September 30, 2019	(6,008)

Restricted stock available for issuance as of September 30, 2019	268,114

        For the three months ended September 30, 2019 and 2018, Main Street recognized total share-based compensation expense of $2.6 million and $2.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2019 and 2018, Main Street recognized total share-based compensation expense of $7.3 million and $6.9 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of September 30, 2019, there was $18.6 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.3 years as of September 30, 2019.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE K—COMMITMENTS AND CONTINGENCIES

        At September 30, 2019, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$220
EnCap Energy Capital Fund IX, L.P.	339
EnCap Energy Capital Fund X, L.P.	1,846
EnCap Flatrock Midstream Fund II, L.P.	4,827
EnCap Flatrock Midstream Fund III, L.P.	1,110

$8,342
EIG Fund Investments	$4,619
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	500

$3,500
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,945

$3,320
Harris Preston Fund Investments
HPEP 3, L.P.	$2,526
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Construction Supply Investments, LLC	$952
Access Media Holdings, LLC	$284

Total equity commitments	$44,748

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Independent Pet Partners Intermediate Holdings, LLC	$12,236
SI East, LLC	7,500
Hunter Defense Technologies, Inc.	6,460
Fortna, Inc.	4,392
PaySimple, Inc.	4,067
GRT Rubber Technologies LLC	3,099
NNE Partners, LLC	3,000
Centre Technologies Holdings, LLC	2,400
Boccella Precast Products LLC	2,000
Lynx FBO Operating LLC	1,875
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Meisler Operating LLC	1,600
Chisholm Energy Holdings, LLC	1,429
Hawk Ridge Systems, LLC	1,400
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
Invincible Boat Company, LLC.	1,080
Tedder Industries, LLC	1,040
NRI Clinical Research, LLC	1,000
CompareNetworks Topco, LLC	1,000
Analytical Systems Keco, LLC	800
CTVSH, PLLC	800
HW Temps LLC	800
Adams Publishing Group, LLC	775
ASC Ortho Management Company, LLC	750
DTE Enterprises RLOC	750
Mac Lean-Fogg Company	729
PT Network, LLC	658
Wireless Vision Holdings, LLC	592
Jensen Jewelers of Idaho, LLC	500
HDC/HW Intermediate Holdings	444
Barfly Ventures, LLC	368
American Nuts, LLC	281
Laredo Energy VI, LP	250
Dynamic Communities, LLC	250
Arcus Hunting LLC	240

Total loan commitments	$71,747

Total commitments	$116,495

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.3 million on the outstanding unfunded commitments as of September 30, 2019.

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

        Total lease expense incurred by Main Street for each of the three months ended September 30, 2019 and 2018 was $0.2 million. Total lease expense incurred by Main Street for each of the nine months ended September 30, 2019 and 2018 was $0.5 million. As of September 30, 2019, the asset related to the operating lease was $4.9 million and the lease liability was $5.7 million. As of September 30, 2019, the remaining lease term was 8.3 years and the discount rate was 4.2%.

        The following table shows future minimum payments under Main Street's operating lease as of September 30, 2019 (in thousands):

For the Years Ended December 31,	Amount
2019	$188
2020	762
2021	776
2022	790
2023	804
Thereafter	3,428

Total	$6,748

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

NOTE L—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At September 30, 2019, Main Street had a receivable of approximately $3.0 million due from the External Investment Manager which included (i) approximately $2.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2019, $7.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2019 represented 147,994 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

        In October 2019, Main Street declared a semi-annual supplemental cash dividend of $0.24 per share payable in December 2019. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2019 of $0.205 per share for each of October, November and December 2019.

        During November 2019, Main Street declared regular monthly dividends of $0.205 per share for each month of January, February and March of 2020. These regular monthly dividends equal a total of $0.615 per share for the first quarter of 2020 and represent a 5.1% increase from the regular monthly dividends declared for the first quarter of 2019. Including the semi-annual supplemental dividend declared payable for December 2019 and the regular monthly dividends declared for the fourth quarter of 2019 and first quarter of 2020, Main Street will have paid $27.755 per share in cumulative dividends since its October 2007 initial public offering.

        In November 2019, Main Street led a new portfolio investment to facilitate the recapitalization of J&J Services, Inc. ("J&J"), a leading provider of roll-off dumpster and portable toilet rental services. Main Street, along with its co-investors, partnered with the J&J's founders and senior management team to facilitate the recapitalization and provide growth capital, with Main Street funding $24.8 million in a combination of first-lien, senior secured term debt and a direct equity investment. Founded in 2000, and headquartered in Nashville, Tennessee, J&J is a second-generation family-owned business providing roll-off dumpster and portable toilet rental services to an expansive base of residential, commercial, and demolition customers.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2019
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2019 Fair Value
Majority-owned investments
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	$—	$—	$259	$—	$5,229	$—	$5,229
	Preferred Member Units	(8)	—	—	—	—	3,200	—	3,200
	Warrants	(8)	—	—	—	—	316	—	316

Café Brazil, LLC	Member Units	(8)	—	(970)	193	4,780	—	970	3,810

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	922	10,928	15,667	11,751	14,844
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,715	27,755	34	—	27,789
	Preferred Member Units	(9)	—	—	178	—	7,178	—	7,178
	Preferred Member Units	(9)	—	(2,363)	188	9,745	—	2,363	7,382

Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(21)	1,049	12,080	21	821	11,280
	Member Units	(5)	—	(590)	217	10,610	—	590	10,020
	10% Secured Debt	(5)	—	—	87	1,161	—	18	1,143
	Member Units	(5)	—	—	—	350	—	—	350

CMS Minerals Investments	Member Units	(9)	—	(359)	41	2,580	—	634	1,946

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	982	—	8,916	250	8,666
	Preferred Member Units	(9)	—	1,035	2	—	3,010	—	3,010

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	125	1,834	17,848	158	1,185	16,821
	Preferred Stock	(9)	—	2,980	—	14,900	2,980	—	17,880

Gamber-Johnson Holdings, LLC	LIBOR Plus 7.00% (Floor 2.00%)	(5)	—	(46)	1,553	21,486	46	2,510	19,022
	Member Units	(5)	—	1,050	2,666	45,460	1,050	—	46,510

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(17)	881	9,740	5,293	17	15,016
	Member Units	(8)	—	6,910	8,728	39,060	6,910	—	45,970

Guerdon Modular Holdings, Inc.	16% Secured Debt	(9)	—	(3,711)	424	12,002	16	3,711	8,307
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	—	9	—	464	—	464
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	(6)	—	—	—	6	6	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	(140)	—	9,500	200	140	9,560

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(35)	1,259	14,350	35	685	13,700
	Preferred Member Units	(9)	—	990	276	13,520	990	—	14,510

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(15)	302	3,355	15	465	2,905
	Member Units	(9)	—	1,930	245	5,090	1,930	—	7,020

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	2,460	28,775	42	1,864	26,953
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	267	3,970	—	24	3,946
	Member Units	(5)	—	—	94	992	—	—	992

Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(2)	10	—	402	402	—
	11% Secured Debt	(8)	—	(32)	608	8,339	3,532	11,871	—
	Preferred Equity	(8)	—	—	—	400	—	400	—
	Member Units	(8)	6,007	(2,167)	394	7,440	—	7,440	—
	9.5% Secured Debt	(8)	—	(4)	24	432	4	436	—
	Member Units	(8)	(139)	(5)	74	630	—	630	—

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	72	200	2,765	200	2,765
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,365	22,624	30	—	22,654
	Member Units	(9)	—	(6,050)	—	13,100	—	6,050	7,050

MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	470	1,213	11,733	1,444	4,400	8,777
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	135	1,746	3	—	1,749
	12% Secured Debt	(9)	—	—	369	3,880	13	—	3,893
	Member Units	(9)	—	(3,568)	5	3,860	238	3,568	530
	9.5% Secured Debt	(9)	—	—	52	746	—	34	712
	Member Units	(9)	—	170	53	1,470	170	—	1,640

MSC Adviser I, LLC	Member Units	(8)	—	4,580	3,872	65,748	4,580	—	70,328

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	681	7,506	30	1,136	6,400
	Common Stock	(6)	—	4,600	124	210	4,600	—	4,810

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(94)	1,094	15,100	28	1,349	13,779
	Common Stock	(8)	—	(1,500)	—	10,380	—	1,500	8,880

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2019 Fair Value
Principle Environmental, LLC	13% Secured Debt	(8)	—	(48)	709	7,477	48	1,129	6,396
(d/b.a TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	(350)	1,878	13,090	—	350	12,740
	Warrants	(8)	—	230	—	780	230	—	1,010

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	(741)	891	—	6,450	891	7,341	—
	Member Units	(7)	—	—	—	3,809	6,771	—	10,580

The MPI Group, LLC	9% Secured Debt	(7)	—	154	200	2,582	154	—	2,736
	Series A Preferred Units	(7)	(8)	(430)	—	440	8	438	10
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	—	98	2,479	1	—	2,480

Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	680	—	10,294	800	9,494
	Common Stock	(7)	—	—	39	—	4,655	—	4,655

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	204	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	350	—	3,740	350	—	4,090
	Common Stock	(9)	—	129	—	280	129	—	409

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	(2)	51	1,000	2	2	1,000
	12% Secured Debt	(8)	—	—	46	425	200	—	625
	14% Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	161	—	1,249	161	—	1,410

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(955)	38	8,558	—	955	7,603
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	150	1,622	13	—	1,635
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290

ATS Workholding, LLC	5% Secured Debt	(9)	—	(26)	270	4,390	194	93	4,491
	Preferred Member Units	(9)	—	(1,891)	—	3,726	—	1,891	1,835

Bond-Coat, Inc.	15% Secured Debt	(8)	—	(229)	1,343	11,596	78	229	11,445
	Common Stock	(8)	—	(1,070)	—	9,370	—	1,070	8,300

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	889	9,467	13	372	9,108
	Preferred Member Units	(9)	—	—	90	4,280	—	—	4,280

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,043	6,221	303	—	6,524
	Warrants	(6)	—	(470)	—	4,020	—	470	3,550
	13% Secured Debt	(6)	—	(6)	100	1,000	2	6	996
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000

CBT Nuggets, LLC	Member Units	(9)	—	(4,140)	300	61,610	—	4,140	57,470

Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	1,222	—	12,131	—	12,131
	Preferred Member Units	(8)	—	—	90	—	5,840	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	140	1,898	20,028	174	1,327	18,875
	Member Units	(8)	—	4,650	1,449	18,940	4,650	—	23,590
	Member Units	(8)	—	—	28	732	315	—	1,047

Charps, LLC	11.50% Secured Debt	(5)	—	(83)	675	11,888	1,695	13,583	—
	15% Secured Debt	(5)	—	—	98	—	2,000	—	2,000
	Preferred Member Units	(5)	—	3,200	461	2,270	3,200	—	5,470

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872

Datacom, LLC	8% Secured Debt	(8)	—	(137)	—	1,690	—	136	1,554
	10.50% PIK Secured Debt	(8)	—	278	—	9,786	278	—	10,064
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	(433)	2,335	25,511	76	6,223	19,364
	Preferred Member Units	(5)	—	(1,831)	150	8,466	1,035	1,831	7,670

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	358	5,099	15	603	4,511
	Member Units	(8)	—	(90)	28	2,590	—	90	2,500

Gulf Manufacturing, LLC	Member Units	(8)	—	(1,940)	671	11,690	—	1,940	9,750

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	16	—	320	—	320
	12.5% Secured Debt	(8)	—	—	1,212	12,594	21	130	12,485
	Member Units	(8)	—	(270)	—	4,120	—	270	3,850

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	191	—	1,133	1,386	500	2,019

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	100	247	8,070	100	—	8,170

KBK Industries, LLC	Member Units	(5)	—	4,710	1,344	8,610	4,710	—	13,320

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	1,590	2,657	13,990	1,590	—	15,580

NexRev LLC	11% Secured Debt	(8)	—	—	1,462	17,288	26	436	16,878
	Preferred Member Units	(8)	—	(1,010)	175	7,890	—	1,010	6,880

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2019 Fair Value
NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	10	—	200	200	—
	14% Secured Debt	(9)	—	(27)	733	6,685	27	202	6,510
	Warrants	(9)	—	390	—	660	390	—	1,050
	Member Units	(9)	—	1,740	32	2,478	1,740	—	4,218

NRP Jones, LLC	12% Secured Debt	(5)	—	—	580	6,376	—	—	6,376
	Member Units	(5)	—	(440)	173	5,960	—	440	5,520

NuStep, LLC	12% Secured Debt	(5)	—	—	1,908	20,458	30	—	20,488
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	930	1,440	16,020	930	—	16,950

Pegasus Research Group, LLC	Member Units	(8)	—	(490)	—	7,680	—	490	7,190

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	1	721
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	110	—	2,930	110	—	3,040

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	51	480	720	1,040	160
	12%, Secured Debt	(9)	—	—	1,511	16,246	19	—	16,265
	Preferred Member Units	(9)	—	—	—	7,476	660	—	8,136

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	260	(133)	5,809	—	—	—

Total Control investments			$4,926	$6,286	$70,480	$1,004,993	$155,211	$129,829	$1,024,566

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$781	$(691)	$—	$950	$—	$950	$—
	10% Secured Debt	(8)	—	—	43	—	1,040	116	924
	Preferred Member Units	(8)	—	1,060	(40)	3,980	1,060	—	5,040

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	199	1,990	20,312	8,728	1,852	27,188
	Member Units	(5)	—	2,600	—	5,780	2,600	—	8,380

BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	507	3,833	848	—	4,681
	Preferred Member Units	(8)	—	—	14	113	14	—	127
	Member Units	(8)	—	(110)	—	230	—	110	120

Boccella Precast Products LLC	LIBOR Plus 12% (Floor 1.00%)	(6)	—	(63)	1,696	15,724	463	2,943	13,244
	Member Units	(6)	—	724	215	5,080	820	—	5,900

Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,930)	611	6,176	—	6,176	—

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(187)	1,711	19,038	32	287	18,783
	Preferred Member Units	(7)	—	—	200	4,431	200	—	4,631

CAI Software LLC	12% Secured Debt	(6)	—	(30)	969	10,880	30	1,750	9,160
	Member Units	(6)	—	2,223	20	2,717	2,223	—	4,940

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(6)	444	4,546	29	6	4,569
	Class A Units	(8)	—	10	16	2,120	10	—	2,130

Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—

Condit Exhibits, LLC	Member Units	(9)	1,850	(1,850)	132	1,950	—	1,950	—

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	81	949	17,468	81	931	16,618

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	14	11	4,170	14	1,911	2,273

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(217)	—	7,153	—	217	6,936
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	(69)	—	2,271	—	69	2,202

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(80)	12	560	—	80	480

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	8	—	84	505	253	57	701

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	506	—	5,399	506	—	5,905
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(85)	809	10,980	799	1,484	10,295

Fuse, LLC	12% Secured Debt	(9)	—	—	59	—	1,939	—	1,939
	Common Stock	(9)	—	—	—	—	256	—	256

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	741	—	2,474

Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	13	—	600	—	600
	10.0% Secured Debt	(9)	—	(27)	1,076	14,300	27	927	13,400
	Preferred Member Units	(9)	—	640	262	7,260	640	—	7,900
	Preferred Member Units	(9)	—	40	—	380	40	—	420

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	540	182	3,720	540	—	4,260
	Member Units	(8)	—	2,010	400	8,330	2,010	—	10,340

I-45 SLF LLC	Member Units	(8)	—	(953)	2,515	15,627	800	953	15,474

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2019 Fair Value
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	8	—	78	—	78
	Member Units	(8)	—	(10)	—	2,060	—	10	2,050

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	537	5,743	539	—	6,282
	10% PIK Secured Debt	(8)	—	—	4	53	4	—	57
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	1,140	11,908	98	650	11,356
	Preferred Stock	(9)	—	1,210	—	340	1,210	—	1,550
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(310)	—	1,040	—	310	730

SI East, LLC	10.25% Current, Secured Debt	(7)	—	293	2,800	34,885	365	2,287	32,963
	Preferred Member Units	(7)	—	1,340	273	6,000	1,340	—	7,340

Slick Innovations, LLC	14% Current, Secured Debt	(6)	—	—	760	6,959	66	1,280	5,745
	Warrants	(6)	—	109	—	181	109	—	290
	Member Units	(6)	—	380	—	700	380	—	1,080

UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	22	194	2,969	22	23	2,968
	Preferred Stock	(6)	—	(3,550)	512	7,413	511	3,550	4,374
	Preferred Stock	(6)	—	398	247	1,637	645	—	2,282
	Preferred Stock	(6)	—	1,118	14	—	1,889	—	1,889
	Preferred Stock	(6)	—	—	459	3,038	459	—	3,497
	Common Stock	(6)	—	(1,420)	—	1,420	—	1,420	—

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(60)	195	950	195	60	1,085
	Member Units	(8)	—	(1,340)	—	2,330	—	1,340	990

Volusion, LLC	11.5% Secured Debt	(8)	—	(418)	2,330	18,407	1,546	418	19,535
	8% Unsecured Convertible Debt	(8)	—	(118)	23	297	112	118	291
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(1,320)	—	1,890	—	1,320	570

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(415)	1,030	19,439	—	—	—

Total Affiliate investments			$(602)	$3,131	$25,426	$359,890	$41,784	$43,488	$338,747

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $243,750. This represented 15.9% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $51,768. This represented 3.4% of net assets as of September 30, 2019.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $23,280. This represented 1.5% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $55,369. This represented 3.6% of net assets as of September 30, 2019.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $29,955. This represented 2.0% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $64,197. This represented 4.2% of net assets as of September 30, 2019.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $413,244. This represented 27.0% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $123,369. This represented 8.1% of net assets as of September 30, 2019.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $314,337. This represented 20.5% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $44,044. This represented 2.9% of net assets as of September 30, 2019.

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

(12)
Investment has an unfunded commitment as of September 30, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

 Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2018
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(120)	$222	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	702	—	18,318	3,500	14,818
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,084	—	27,744	—	27,744
	Preferred Member Units	(9)	—	—	115	—	12,500	1,725	10,775

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(24)	1,148	13,280	24	824	12,480
	Member Units	(5)	—	880	400	9,500	880	—	10,380
	10% Secured Debt	(5)	—	—	88	1,183	—	16	1,167
	Member Units	(5)	—	—	—	280	—	—	280

CMS Minerals Investments	Member Units	(9)	—	748	83	2,392	748	549	2,591

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,872	—	18,621	548	18,073
	Preferred Stock	(9)	—	3,380	—	—	11,780	—	11,780

Gamber-Johnson Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(5)	—	(40)	1,997	23,400	40	914	22,526
	Member Units	(5)	—	16,750	1,436	23,370	16,750	—	40,120

GRT Rubber Technologies LLC	LIBOR Plus 9.00% (Floor 1.00%)	(8)	—	(23)	916	11,603	23	1,525	10,101
	Member Units	(8)	—	10,070	979	21,970	10,070	—	32,040

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	597	—	1,133

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(35)	1,330	15,250	35	785	14,500
	Preferred Member Units	(9)	—	810	206	11,660	810	—	12,470

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(15)	338	3,955	15	465	3,505
	Member Units	(9)	—	(10)	190	5,100	—	10	5,090

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(16)	739	9,942	215	1,818	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	(60)	—	6,790	—	60	6,730
	9.5% Secured Debt	(8)	—	—	31	432	—	—	432
	Member Units	(8)	—	110	20	520	110	—	630

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	136	1,390	355	—	1,745
	12% Secured Debt	(9)	—	—	367	3,863	12	—	3,875
	Member Units	(9)	—	1,689	5	1,575	2,285	—	3,860
	9.5% Secured Debt	(9)	—	—	56	791	—	34	757
	Member Units	(9)	—	180	39	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	28,380	2,661	41,768	28,380	—	70,148

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	726	7,696	32	232	7,496
	Common Stock	(6)	—	(6,110)	—	6,820	—	6,110	710

NexRev LLC	11% Secured Debt	(8)	—	—	1,346	—	17,281	—	17,281
	Preferred Member Units	(8)	—	1,010	40	—	7,890	—	7,890

NRP Jones, LLC	12% Secured Debt	(5)	—	—	580	6,376	—	—	6,376
	Member Units	(5)	—	2,120	—	3,250	2,120	—	5,370

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(28)	1,118	16,100	28	1,028	15,100
	Common Stock	(8)	—	(660)	53	12,440	—	660	11,780

Principle Environmental, LLC	13% Secured Debt	(8)	—	(37)	775	7,477	37	37	7,477
(d/b.a TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	1,600	1,282	11,490	1,600	—	13,090
	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	(1,668)	—	4,938	1,100	1,668	4,370

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	501	—	16,240	—	16,240
	Member Units	(9)	—	—	—	—	7,476	—	7,476

The MPI Group, LLC	9% Secured Debt	(7)	—	(1,301)	201	2,410	1	1,301	1,110
	Series A Preferred Units	(7)	—	—	—	—	—	—	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	92	2,389	91	—	2,480

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
Vision Interests, Inc.	13% Secured Debt	(9)	—	—	284	2,797	13	499	2,311
	Series A Preferred Stock	(9)	—	280	—	3,000	740	—	3,740
	Common Stock	(9)	—	740	—	—	280	—	280

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	2	51	996	4	—	1,000
	12% Secured Debt	(8)	—	—	34	300	125	—	425
	14% Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(1,150)	—	3,220	—	1,149	2,071

Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,030)	13	17,150	—	2,030	15,120
	Preferred Member Units(12)	(5)	—	(1,517)	—	—	1,030	1,517	(487)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	148	1,795	—	178	1,617
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	—	245	3,249	1,125	—	4,374
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	253	1,102	11,596	—	—	11,596
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	969	—	9,834	248	9,586
	Preferred Member Units	(9)	—	—	87	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(27,470)	11,395	89,560	—	27,470	62,090

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	1,956	—	21,405	—	21,405
	Member Units	(8)	—	6,350	1,367	—	17,790	—	17,790

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(5)	—	—	—	—	1,587	—	1,587
	12% Secured Debt	(5)	—	—	1,587	18,225	58	2,500	15,783
	Preferred Member Units	(5)	—	400	—	650	400	—	1,050

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	10	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	229	57	2,500	999	—	3,499

Datacom, LLC	8% Secured Debt	(8)	—	(110)	33	1,575	225	110	1,690
	10.50% PIK Secured Debt	(8)	—	(718)	330	11,110	168	718	10,560
	Class A Preferred Member Units	(8)	—	(843)	—	730	113	843	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	1,886	—	26,158	330	25,828
	Preferred Member Units	(5)	—	—	100	—	8,800	334	8,466

Garreco, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	497	5,443	13	121	5,335
	Member Units	(8)	—	—	—	1,940	—	—	1,940

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	871	10,632	2,316	970	11,978
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,630	1,227	10,060	1,630	—	11,690

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	9	80	160	80	160
	12.5% Secured Debt	(8)	—	—	1,223	12,703	19	134	12,588
	Member Units	(8)	—	(270)	—	4,840	—	270	4,570

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	3,990	120	3,580	3,990	—	7,570

HW Temps LLC	LIBOR Plus 11.00% (Floor 1.00%)	(6)	—	—	1,035	9,918	14	—	9,932
	Preferred Member Units	(6)	—	2	135	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	(3)	9	375	3	378	—
	12.5% Secured Debt	(5)	—	(33)	546	5,900	33	5,933	—
	Member Units	(5)	—	2,680	756	4,420	2,680	—	7,100

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,078	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	16	—	680	280	400
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,322	23,143	32	560	22,615
	Member Units	(9)	—	(450)	—	14,700	—	450	14,250

MH Corbin Holding LLC	10% Secured Debt	(5)	—	—	1,044	12,526	—	527	11,999
	Preferred Member Units	(5)	—	(1,500)	105	6,000	—	1,500	4,500

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(18)	946	11,475	18	18	11,475
	Member Units	(8)	—	1,610	1,024	11,670	1,610	—	13,280

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	152	726	4,265	3,035	400	6,900
	Warrants	(9)	—	—	—	500	—	—	500
	Member Units	(9)	—	—	—	2,500	—	—	2,500

NuStep, LLC	12% Secured Debt	(5)	—	—	1,907	20,420	28	—	20,448
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	1,370	1,128	14,110	1,370	—	15,480

Pegasus Research Group, LLC	Member Units	(8)	—	(2,060)	—	10,310	—	2,060	8,250

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	(28)	43	707	43	28	722
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	171	—	2,559	171	—	2,730

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	120	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,159)	865	10,089	—	10,089	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$33,357	$64,756	$750,706	$327,214	$121,424	$967,128

Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$80	$—	$860	$80	$—	$940
	Preferred Member Units	(8)	—	350	30	3,590	350	—	3,940

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(4)	859	8,715	1,097	4	9,808
	Options	(5)	—	(190)	—	920	—	190	730
	Warrants	(5)	—	(110)	—	520	—	110	410

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	63	778	417	562	633
	17% Secured Debt	(8)	—	—	511	3,876	22	—	3,898
	Member Units	(8)	—	(30)	—	500	—	30	470

Boccella Precast Products LLC	LIBOR Plus 8% (Floor 1.00%)	(6)	—	(29)	1,442	16,400	2,188	2,304	16,284
	Member Units	(6)	—	1,520	510	3,440	1,520	—	4,960

Boss Industries, LLC	Preferred Member Units	(5)	—	1,777	495	3,930	1,900	—	5,830

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,011	5,884	246	—	6,130
	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(1)	100	1,000	1	1	1,000
	Preferred Member Units	(6)	—	—	83	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	1,708	20,193	34	900	19,327
	Preferred Member Units	(7)	—	5	188	4,172	193	—	4,365

CAI Software LLC	12% Secured Debt	(6)	—	(11)	367	4,083	11	811	3,283
	Member Units	(6)	—	(610)	20	3,230	—	610	2,620

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(6)	451	4,500	40	6	4,534
	Class A Units	(8)	—	(390)	45	2,650	—	390	2,260

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	7,779	458	7,807	16,658	17,400	7,065
	Common Stock	(9)	—	—	—	—	3,141	—	3,141

Condit Exhibits, LLC	Member Units	(9)	—	—	104	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(140)	—	1,515	—	660	855
	LP Interests (Fund III)	(8)	—	(10)	1,486	18,632	4,014	1,465	21,181

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	241	—	7,165	241	150	7,256
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	462	—	1,889	462	47	2,304

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(70)	30	630	—	70	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	—	—	37	1,055	416	1,030	441

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	247	102	5,614	247	—	5,861
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(123)	660	8,506	—	123	8,383

Gault Financial, LLC (RMB Capital, LLC)	8% Secured Debt	(7)	—	228	734	11,532	228	450	11,310
	Warrants	(7)	—	—	—	—	—	—	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	790	—	1,733

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(20)	1,168	14,300	20	20	14,300
	Preferred Member Units	(9)	—	3,210	352	3,800	3,210	—	7,010
	Preferred Member Units	(9)	—	170	—	200	170	—	370

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	280	182	3,200	280	—	3,480
	Member Units	(8)	—	1,293	177	6,140	1,350	—	7,490

I-45 SLF LLC	Member Units	(8)	—	(219)	2,154	16,841	—	219	16,622

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	60	—	2,000	60	—	2,060

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	1,646	16,633	3,989	320	20,302
	Member Units	(5)	—	525	—	3,390	2,181	—	5,571

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	477	5,094	478	—	5,572
	10% PIK Secured Debt	(8)	—	—	4	48	3	—	51
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	1,639	12,593	513	976	12,130
	Preferred Stock	(9)	—	(890)	—	890	—	890	—
	Preferred Stock	(9)	—	570	—	2,610	570	—	3,180

Rocaceia, LLC (Quality Lease and Rental	12% Secured Debt	(8)	—	—	—	250	—	—	250
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Acquisition, LLC	Class A Preferred Units	(8)	—	(430)	23	1,790	—	430	1,360

SI East, LLC	10.25% Current, Secured Debt	(7)	—	—	499	—	34,869	—	34,869
	Preferred Member Units	(7)	—	—	—	—	6,000	—	6,000

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	197	—	6,950	—	6,950
	Warrants	(6)	—	—	—	—	181	—	181
	Preferred Member Units	(6)	—	—	—	—	700	—	700

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	—	57	—	2,476	—	2,476
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	(6)	819	8,535	6	8,541	—
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	7	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	122	865	87	952	—
	Preferred Stock	(6)	—	41	780	7,320	820	—	8,140
	Preferred Stock	(6)	—	—	—	—	1,772	—	1,772
	Preferred Stock	(6)	—	8	432	2,850	440	—	3,290
	Common Stock	(6)	—	800	41	2,490	800	—	3,290

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	30	60	830	90	—	920
	Member Units	(8)	—	300	—	1,910	301	—	2,211

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	—	1,400	11,685	81	11,766	—
	Preferred Member Units	(8)	1,898	—	58	1,600	—	1,600	—

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,074	15,200	3,027	—	18,227
	8% Unsecured Convertible Debt	(8)	—	—	9	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(190)	—	2,080	—	189	1,891

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	365	2,825	—	—	—

Total Affiliate investments			$1,898	$16,997	$27,230	$338,854	$107,230	$69,815	$373,444

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	68	52	62
Fair value	$1,199.6	$548.7	$627.9
Cost	$987.7	$589.4	$662.3
% of portfolio at cost—debt	66.3%	95.0%	93.7%
% of portfolio at cost—equity	33.7%	5.0%	6.3%
% of debt investments at cost secured by first priority lien	98.1%	89.8%	94.4%
Weighted-average annual effective yield(b)	12.0%	8.9%	9.8%
Average EBITDA(c)	$4.9	$93.5	$56.3

(a)
At September 30, 2019, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

        As of September 30, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $110.6 million in fair value and approximately $119.4 million in cost basis and which comprised approximately 4.3% of our Investment Portfolio (as defined in "—Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $70.3 million, which comprised approximately 2.8% of our Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the trailing twelve months ended September 30, 2019 and 2018, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.5%, respectively, and 1.4% for the year ended December 31, 2018.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the three months ended September 30, 2019, the External Investment Manager earned $2.9 million in fees, which consisted of $2.7 million of base management fees and $0.2 million in incentive fees, compared to $3.0 million in base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser. During the nine months ended September 30, 2019, the External Investment Manager earned $10.0 million in fee income, which consisted of $8.4 million of base management fees and $1.6 million in incentive fees compared to $8.7 million of base management fees for the comparable period in 2018 under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, and financial position as of September 30, 2019 and December 31, 2018, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both September 30, 2019 and December 31, 2018, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2019 and December 31, 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2019 and 2018, (i) approximately 1.6% and 1.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2019 and 2018, (i) approximately 1.9% and 1.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $1.7 million and $1.6 million, respectively. Our total expenses for the nine months ended September 30, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $5.0 million and $5.3 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended September 30, 2019 and 2018, the total contribution to our net investment income was $2.6 million and $2.7 million, respectively. For the nine months ended September 30, 2019 and 2018, the total contribution to our net investment income was $8.9 million and $8.0 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2019 and December 31, 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2019	December 31, 2018
First lien debt	77.3%	77.1%
Equity	17.4%	16.6%
Second lien debt	4.3%	5.3%
Equity warrants	0.6%	0.6%
Other	0.4%	0.4%

	100.0%	100.0%

Fair Value:	September 30, 2019	December 31, 2018
First lien debt	69.4%	69.0%
Equity	26.2%	25.5%
Second lien debt	3.6%	4.6%
Equity warrants	0.4%	0.5%
Other	0.4%	0.4%

	100.0%	100.0%

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

        As of September 30, 2019, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.6% of its fair value and 4.4% of its cost. As of December 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$60,068	$58,263	$1,805	3%
Total expenses	(21,056)	(20,188)	(868)	(4)%

Net investment income	39,012	38,075	937	2%
Net realized gain (loss) from investments	(5,876)	9,238	(15,114)
Net unrealized appreciation (depreciation) from:
Portfolio investments	(2,927)	25,261	(28,188)
SBIC debentures	(319)	(53)	(266)

Total net unrealized appreciation (depreciation)	(3,246)	25,208	(28,454)
Income tax benefit (provision)	4,012	(3,781)	7,793

Net increase in net assets resulting from operations	$33,902	$68,740	$(34,838)	(51)%

	Three Months Ended September 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$39,012	$38,075	$937	2%
Share-based compensation expense	2,572	2,147	425	20%

Distributable net investment income(a)	$41,584	$40,222	$1,362	3%

Net investment income per share—
Basic and diluted	$0.62	$0.63	$(0.01)	(2)%

Distributable net investment income per share—
Basic and diluted(a)	$0.66	$0.66	$—	0%

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

  Investment Income

        Total investment income for the three months ended September 30, 2019 was $60.1 million, a 3% increase over the $58.3 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to a $4.0 million increase in dividend income from Investment Portfolio equity investments, partially offset by (i) a $2.0 million decrease in fee income and (ii) a $0.2 million decrease in interest income. The $1.8 million increase in total investment income in the three months ended September 30, 2019 is net of the negative impact of a decrease of $1.9 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments.

  Expenses

        Total expenses for the three months ended September 30, 2019 increased to $21.1 million from $20.2 million in the corresponding period of 2018. This increase in operating expenses was principally attributable to (i) a $2.0 million increase in interest expense, primarily due to an increase in interest expense related to our 5.20% Notes (as defined in "—Liquidity and Capital Resources—Capital Resources" below) issued in April 2019, partially offset by decreased interest expense relating to our multi-year revolving credit facility (the "Credit Facility") due to the lower average balance outstanding and (ii) a $0.4 million increase in share-based compensation expense, partially offset by a $1.5 million decrease in compensation expense primarily due to a decrease in incentive compensation accruals.

  Net Investment Income

        Net investment income for the three months ended September 30, 2019 increased 2% to $39.0 million, or $0.62 per share, compared to net investment income of $38.1 million, or $0.63 per share, for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the three months ended September 30, 2019 increased 3% to $41.6 million, or $0.66 per share, compared with $40.2 million, or $0.66 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the three months ended September 30, 2019 includes the impacts of (i) a decrease of approximately $0.03 per share from the comparable period in 2018 attributable to the decrease in the comparable levels of accelerated prepayment, repricing and other activity for certain investment portfolio debt investments as discussed above and (ii) a greater number of average shares outstanding compared to the corresponding period in 2018 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the three months ended September 30, 2019 was $33.9 million, or $0.54 per share, compared with $68.7 million, or $1.13 per share, during the three months ended September 30, 2018. This $34.8 million decrease from the prior year was primarily the result of (i) a $28.5 million decrease in net unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), and SBIC debentures and (ii) a $15.1 million decrease in the net realized gain (loss) from investments, with these decreases partially offset by (i) a $7.8 million benefit from the change in the income tax benefit (provision) and (ii) a $0.9 million increase in net investment income as discussed above. The net realized loss from investments of $5.9 million for the three months ended September 30, 2019 was primarily the result of (i) the realized loss of $7.0 million from the restructure of a Middle Market investment and (ii) the realized loss of $6.9 million resulting from the exit of a Middle Market investment, with these realized losses partially offset by the realized gain of $7.7 million resulting from the exit of two LMM investments.

        The following table provides a summary of the total net unrealized depreciation of $3.2 million for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(8.2)	$13.9	$(0.9)	$—		$4.8
Net unrealized appreciation (depreciation) relating to portfolio investments	2.7	(12.2)	1.5	0.3	(b)	(7.7)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$(5.5)	$1.7	$0.6	$0.3		$(2.9)

Unrealized depreciation relating to SBIC debentures(c)						(0.3)

Total net unrealized depreciation						$(3.2)

(a)
LMM includes unrealized appreciation on 27 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.

(b)
Other includes (i) $0.8 million of unrealized appreciation relating to the External Investment Manager, partially offset by $0.5 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to unrealized depreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis.

        The income tax benefit for the three months ended September 30, 2019 of $4.0 million principally consisted of a deferred tax benefit of $5.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by current tax expense of $1.1 million related to (i) a $0.7 million provision for current U.S. federal and state income taxes and (ii) a $0.4 million provision for excise tax on our estimated undistributed taxable income.

  Comparison of the nine months ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$182,724	$174,075	$8,649	5%
Total expenses	(64,605)	(59,514)	(5,091)	(9)%

Net investment income	118,119	114,561	3,558	3%
Net realized gain (loss) from investments	(14,163)	2,754	(16,917)
Net realized loss on extinguishment of debt	(5,689)	(2,896)	(2,793)
Net unrealized appreciation (depreciation) from:
Portfolio investments	13,154	47,090	(33,936)
SBIC debentures	4,625	1,296	3,329

Total net unrealized appreciation	17,779	48,386	(30,607)
Income tax provision	(2,491)	(4,097)	1,606

Net increase in net assets resulting from operations	$113,555	$158,708	$(45,153)	(28)%

	Nine Months Ended September 30,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$118,119	$114,561	$3,558	3%
Share-based compensation expense	7,279	6,883	396	6%

Distributable net investment income(a)	$125,398	$121,444	$3,954	3%

Net investment income per share—
Basic and diluted	$1.88	$1.91	$(0.03)	(2)%

Distributable net investment income per share—
Basic and diluted(a)	$2.00	$2.03	$(0.03)	(1)%

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

  Investment Income

        Total investment income for the nine months ended September 30, 2019 was $182.7 million, a 5% increase over the $174.1 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to (i) a $10.5 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments, partially offset by decreased income from lower accelerated prepayment, repricing and other activities involving existing Investment Portfolio debt investments and (ii) a $1.7 million increase in dividend income from Investment Portfolio equity investments, partially offset by a $3.6 million decrease in fee income. The $8.6 million increase in total investment income in the nine months ended September 30, 2019 is net of the negative impacts of (i) a decrease of $8.0 million related to elevated dividend income activity from certain Investment Portfolio equity investments that is considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $3.6 million related to lower accelerated prepayment, repricing and other activity from certain Middle Market and Private Loan Investment Portfolio debt investments, both when compared to the same period in 2018.

  Expenses

        Total expenses for the nine months ended September 30, 2019 increased to $64.6 million from $59.5 million for the corresponding period of 2018. This comparable period increase in operating expenses was principally attributable to (i) a $5.2 million increase in interest expense, primarily due to an increase in interest expense related to our 5.20% Notes issued in April 2019, partially offset by a decrease in interest expense resulting from the redemption of the 6.125% Notes (as defined in "—Liquidity and Capital Resources—Capital Resources" below) in April 2018, (ii) a $0.4 million increase in share-based compensation expense, (iii) a $0.3 million increase in general and administrative expenses and (iv) a $0.3 million decrease in the expenses allocated to the External Investment Manager primarily as a result of the non-recurring strategic activities at the External Investment Manager during the nine months ended September 30, 2018 which did not occur during the nine months ended September 30, 2019, with these increases partially offset by a $1.1 million decrease in compensation expense primarily due (i) to a decrease in incentive compensation accruals and (ii) a decrease of $0.4 million in the fair value of our deferred compensation plan assets.

  Net Investment Income

        Net investment income for the nine months ended September 30, 2019 increased 3% to $118.1 million, or $1.88 per share, compared to net investment income of $114.6 million, or $1.91 per share, for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the nine months ended September 30, 2019 increased 3% to $125.4 million, or $2.00 per share, compared with $121.4 million, or $2.03 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the nine months ended September 30, 2019 includes the impacts of (i) a decrease of approximately $0.20 per share from the comparable period in 2018 attributable to the net effect of the lower dividend income activity that is considered less recurring or non-recurring and the decrease in the comparable levels of accelerated prepayment, repricing and other activity as discussed above, (ii) a decrease of $0.01 per share due to the increase in the fair value of the deferred compensation plan assets as discussed above and (iii) a greater number of average shares outstanding compared to the corresponding period in 2018 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the nine months ended September 30, 2019 was $113.6 million, or $1.81 per share, compared with $158.7 million, or $2.65 per share, during the nine months ended September 30, 2018. This $45.2 million decrease from the prior year was primarily the result of (i) a $30.6 million decrease in net unrealized appreciation (depreciation) from portfolio investments and SBIC debentures, including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $16.9 million decrease in the net realized gain (loss) from investments, (iii) a $2.8 million increase in the net realized loss on extinguishment of debt, with these increases partially offset by (i) a $3.6 million increase in net investment income as discussed above and (ii) a $1.6 million decrease in the income tax provision. The net realized loss from investments of $14.2 million for the nine months ended September 30, 2019 was primarily the result of (i) the realized loss of $12.2 million resulting from the exit of two Middle Market investments, (ii) the realized loss of $7.0 million resulting from the partial exit of a Middle Market investment, (iii) the realized loss of $7.0 million resulting from the restructure of a Middle Market investment and (iv) the net realized loss of $1.8 million resulting from the exit of three Private Loan investments, with these net realized losses partially offset by realized gains of $13.8 million resulting from the exit of four LMM investments.

        The following table provides a summary of the total net unrealized appreciation of $17.8 million for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(14.0)	$22.2	$(0.7)	$—		$7.5
Net unrealized appreciation (depreciation) relating to portfolio investments	21.4	(30.9)	11.1	4.1	(b)	5.7

Total net unrealized appreciation (depreciation) relating to portfolio investments	$7.4	$(8.7)	$10.4	$4.1		$13.2

Unrealized appreciation relating to SBIC debentures(c)						4.6

Total net unrealized appreciation						$17.8

(a)
LMM includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.

(b)
Other includes (i) $4.6 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.6 million of unrealized appreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see "Related Party Transactions"), partially offset by $1.1 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to $5.7 million of unrealized appreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis and is primarily related to accounting reversals of previously recognized unrealized depreciation recorded since the date of the MSC II acquisition on the debentures repaid during the nine months ended September 30, 2019, partially offset by $1.1 million of unrealized depreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis.

        The income tax provision for the nine months ended September 30, 2019 of $2.5 million principally consisted of a current tax expense of $2.7 million related to (i) a $2.0 million provision for current U.S. federal and state income taxes and (ii) a $0.7 million provision for excise tax on our estimated undistributed taxable income, partially offset by a deferred tax benefit of $0.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.

  Liquidity and Capital Resources

  Cash Flows

        For the nine months ended September 30, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $1.9 million, which is the net result of $1.9 million of cash provided by our operating activities and $3.8 million of cash used in our financing activities.

        The $1.9 million of cash provided by our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned through our operating activities totaling $113.6 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash uses totaling $477.3 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2018, (iii) cash proceeds totaling $363.6 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iv) cash proceeds of $2.0 million related to changes in other assets and liabilities.

        The $3.8 million of cash used in our financing activities principally consisted of (i) $250.0 million in cash proceeds from the issuance of the 5.20% Notes in April 2019 and (ii) $54.2 million in net cash proceeds from the ATM Program (described below), offset by (i) $151.0 million in net repayments on the Credit Facility, (ii) $115.3 million in cash dividends paid to stockholders, (iii) $34.0 million in repayment of SBIC debentures, (iv) $4.3 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs and (v) $3.4 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

  Capital Resources

        As of September 30, 2019, we had $52.3 million in cash and cash equivalents and $555.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2019, our net asset value totaled $1,532.1 million, or $24.20 per share.

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

        Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (2.0% as of September 30, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 5.0% as of September 30, 2019) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment

Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2019, we had $150.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.0% (based on the LIBOR rate of 2.1% as of the most recent reset date of September 1, 2019 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. During the nine months ended September 30, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $34.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of September 30, 2019, through our three wholly owned SBICs, we had $311.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.6%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.4 years as of September 30, 2019.

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

        In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2019; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2019 mature on December 1, 2019, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2019 bear interest at a rate of 4.50%

per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2019 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 4.50% Notes due 2019 was $175.0 million.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. The net proceeds were used to repay a portion of the borrowings outstanding under the Credit Facility and we currently expect that we will re-borrow under the Credit Facility to repay the 4.50% Notes due 2019 upon maturity in December 2019. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding balance of the 5.20% Notes was $250.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the nine months ended September 30, 2019, we sold 1,423,042 shares of our common stock at a weighted-average price of $38.41 per share and raised $54.7 million of gross proceeds under the ATM Program. Net proceeds were $53.8 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2019, sales transactions representing 5,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2019, 9,183,295 shares remained available for sale under the ATM Program.

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

  Recently Issued or Adopted Accounting Standards

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance was effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of our income is outside the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, our timing of income recognition remains the same and the adoption of the standard was not material.

        In February 2016, the FASB issued ASU 2016 02, Leases, which amended the FASB Accounting Standards Codification and created ASC 842, Leases ("ASC 842"), to require lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months, utilizing a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance in ASC 842 also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 effective January 1, 2019. Under ASC 842, we evaluate leases to determine if the leases are considered financing or operating leases. We currently have one operating lease for office space for which we have recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2017, and interim periods therein. We adopted ASU 2016-15 effective January 1, 2018. The impact of the adoption of this accounting standard on our consolidated financial statements was not material.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2019, we had a total of $116.5 million in outstanding commitments comprised of (i) 38 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of September 30, 2019, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2019, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
SBIC debentures	$—	$37,000	$40,000	$5,000	$16,000	$213,800	$311,800
Interest due on SBIC debentures	—	11,271	9,260	8,248	7,868	23,317	59,964
4.50% Notes due 2019	175,000	—	—	—	—	—	175,000
Interest due on 4.50% Notes due 2019	3,938	—	—	—	—	—	3,938
4.50% Notes due 2022	—	—	—	185,000	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	8,325	—	—	29,138
5.20% Notes due 2024	—	—	—	—	—	250,000	250,000
Interest due on 5.20% Notes	6,789	13,000	13,000	13,000	13,000	6,500	65,289
Operating Lease Obligation(1)	188	762	776	790	804	3,428	6,748

Total	$190,078	$70,358	$71,361	$220,363	$37,672	$497,045	$1,086,877

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

        As of September 30, 2019, we had $150.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2019, we had a receivable of approximately $3.0 million due from the External Investment Manager which included approximately $2.0 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.0 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2019, $7.8 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2019 represented 147,994 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

  Recent Developments

        In October 2019, we declared a semi-annual supplemental cash dividend of $0.24 per share payable in December 2019. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2019 of $0.205 per share for each of October, November and December 2019.

        During November 2019, we declared regular monthly dividends of $0.205 per share for each month of January, February and March of 2020. These regular monthly dividends equal a total of $0.615 per share for the first quarter of 2020 and represent a 5.1% increase from the regular monthly dividends declared for the first quarter of 2019. Including the semi-annual supplemental dividend declared payable for December 2019 and the regular monthly dividends declared for the fourth quarter of 2019 and first quarter of 2020, we will have paid $27.755 per share in cumulative dividends since our October 2007 initial public offering.

        In November 2019, we led a new portfolio investment to facilitate the recapitalization of J&J Services, Inc. ("J&J"), a leading provider of roll-off dumpster and portable toilet rental services. We, along with our co-investors, partnered with the J&J's founders and senior management team to facilitate the recapitalization and provide growth capital, with us funding $24.8 million in a combination of first-lien, senior secured term debt and a direct equity investment. Founded in 2000, and headquartered in Nashville, Tennessee, J&J is a second-generation family-owned business providing roll-off dumpster and portable toilet rental services to an expansive base of residential, commercial, and demolition customers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2019, approximately 75% of our debt investment portfolio (at cost) bore interest at floating rates, 89% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2019, 4.50% Notes due 2022 and 5.20% Notes, which comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2019, we had not entered into any interest rate hedging arrangements. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(200)	$(15,849)	$3,000	$(12,849)	$(0.20)
(175)	(15,436)	2,625	(12,811)	(0.20)
(150)	(14,994)	2,250	(12,744)	(0.20)
(125)	(14,526)	1,875	(12,651)	(0.20)
(100)	(13,358)	1,500	(11,858)	(0.19)
(75)	(10,066)	1,125	(8,941)	(0.14)
(50)	(6,751)	750	(6,001)	(0.09)
(25)	(3,392)	375	(3,017)	(0.05)
25	3,496	(375)	3,121	0.05
50	6,992	(750)	6,242	0.10
100	13,984	(1,500)	12,484	0.20
200	27,968	(3,000)	24,968	0.39

        The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2019, we issued 88,052 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2019 under the dividend reinvestment plan was approximately $3.7 million.

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

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
14.1	Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1	Code of Ethics.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: November 8, 2019	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer (principal executive officer)
Date: November 8, 2019	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: November 8, 2019	/s/ SHANNON D. MARTIN Shannon D. Martin Vice President and Chief Accounting Officer (principal accounting officer)