Form 10-K
period 2019-12-31
Main Street Capital CORP
filed 2020-02-28
CIK 1396440

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

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

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $2,447.8 million based upon the last sale price for the registrant's common stock on that date.

        The number of outstanding common shares of the registrant as of February 26, 2020 was 64,401,340.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrants' definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio (as defined below).

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

RECENT DEVELOPMENTS

       During February 2020, we declared regular monthly dividends of $0.205 per share for each month of April, May and June 2020. These regular monthly dividends equal a total of $0.615 per share for the second quarter of 2020 and represent a 2.5% increase from the dividends declared for the second quarter of 2019. Including the dividends declared for the second quarter of 2020, we will have paid $28.370 per share in cumulative dividends since our October 2007 initial public offering.

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

    •
    Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include eight certified public accountants and three Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.

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

    •
    Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor's Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2014, 2017 and 2019.

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

INVESTMENT PORTFOLIO

       The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and our investment in the External Investment Manager. Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as "club deals." Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

       While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We expect that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high interest rates, payable currently in cash, and will provide us with significant interest income. We also anticipate that these mezzanine loans will afford us the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target interest rates of 12% to 14%, payable currently in cash, for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.

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

INVESTMENT PROCESS

       Our management team's investment committee is responsible for all aspects of our investment processes. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, our Executive Chairman.

       The investment processes for LMM and Middle Market portfolio investments are outlined below. The investment processes for Private Loan portfolio investments, from origination to close and to eventual exit, follow the processes for our LMM portfolio investments or our Middle Market portfolio investments as outlined below, or a combination thereof. Our investment strategy involves a "team" approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as-needed basis depending on transaction volume. We generally categorize our investment process into seven distinct stages:

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

  •
  regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet to the company. For Middle

Market portfolio investments, the initial term sheet is typically issued by the borrower, through the syndicating bank, and is screened by the investment team which makes a recommendation to our investment committee.

  Term Sheet

       For proposed LMM transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet, we begin our formal due diligence process.

       For proposed Middle Market transactions, the initial term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by our investment team to determine if such terms and conditions are in agreement with our investment objectives.

  Due Diligence

       Due diligence on a proposed LMM investment is performed by a minimum of three of our investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company's business plan, operations and financial performance. Our LMM due diligence review includes some or all of the following:

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

       If any adjustments to the transaction terms or structures are proposed by the investment committee, such changes are made and applicable analyses are updated prior to approval of the transaction. Approval for the transaction must be made by the affirmative vote from a majority of the members of the investment committee, with the committee member managing the transaction, if any, abstaining from the vote. Upon receipt of transaction approval, the investment team will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

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

    •
    A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for our LMM and Private Loan portfolio companies;

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

EMPLOYEES

       As of December 31, 2019, we had 71 employees. These employees include investment and portfolio management professionals, operations professionals and administrative staff. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

  Senior Securities

       Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors — Risks Relating to Our Business and Structure," including, without limitation, "— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us."

       We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $311.8 million of outstanding debt as of December 31, 2019, issued pursuant to the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2019 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See "Risk Factors — Risks Relating to Our Business and Structure — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock."

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

       The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Included in such limitations are SBIC regulations which allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA's prior written approval.

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

       The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2019, we, through the Funds, had $311.8 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 3.6%.

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

       Although we have been able to secure access to additional liquidity, including through our multi-year revolving credit facility (the "Credit Facility"), public debt issuances, leverage available through the SBIC program and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2019 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011.

  Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

       The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, the United Kingdom's withdrawal agreement to leave the European Union (the so called "Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. The implications of the United Kingdom's withdrawal from the European Union, including the possibility of a "No-deal Brexit," are unclear at present. Additionally, trade wars and volatility in the global markets for stocks and commodities may affect other financial markets worldwide. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and the Audit Committee of our Board of Directors with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, which are reviewed by the Audit Committee with the oversight, review and approval of our Board of Directors. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

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

       We compete for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

  We are dependent upon our key investment personnel for our future success.

       We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Vincent D. Foster, Jesse E. Morris, K. Colton Braud, III, Damian T. Burke, Nicholas T. Meserve, Samuel A. Cashiola and Watt R. Matthews, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

       Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The sub-advisory relationship requires us to commit resources to achieving HMS Income's investment objective, while such resources were previously solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of HMS Income and it is likely that an investment appropriate for us or HMS Income would be appropriate for the other entity. As a result, we and HMS Income requested an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and we have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and other funds managed by the External Investment Manager, including HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income and any other funds it manages, this may provide an incentive to allocate opportunities to HMS Income and any other funds it manages instead of us. We have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

  We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated pursuant to the terms of such agreements or requirements under the 1940 Act.

       The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed, including HMS Income. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the management agreement in certain circumstances. With respect to funds that are not exempt from regulation under the 1940 Act, the fund's investment management agreement must be approved annually by (a) such fund's board of directors or by the vote of a majority of such fund's stockholders and (b) the majority of the independent members of such fund's board of directors and, in certain cases, by its stockholders, as required by law. The funds' investment management agreements can also be terminated by the majority of such fund's stockholders. Termination of any such management agreements would reduce the fees we earn from the relevant funds through the External Investment Manager, which could have a material adverse effect on our results of operations. Currently, HMS Income, an investment company that has elected to be regulated as a BDC under the 1940 Act, is subject to these provisions of the 1940 Act.

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

         Additional Common Stock.     The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2019 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See "— Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock" for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

  The Funds are licensed by the SBA, and therefore subject to SBIC regulations.

       The Funds, our wholly owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBIC regulations.

       Further, the SBIC regulations require, among other things, that a licensed SBIC be periodically examined by the SBA and audited by an independent auditor, in each case to determine the SBIC's compliance with the relevant SBIC regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

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

       As of December 31, 2019, we, through the Funds, had $311.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 3.6%. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 5.1 years as of December 31, 2019, and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

       In addition, as of December 31, 2019, we had $300.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (1.8% as of December 31, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.75% as of December 31, 2019) plus 0.875%), as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

       In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. As of December 31, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

       In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due 2024 (the "5.20% Notes" and, together with the 4.50% Notes due 2022, the "Notes") at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. As of December 31, 2019, the outstanding balance of the 5.20% Notes was $325.0 million. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

         Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder(2)	(20.8)%	(12.0)%	(3.1)%	5.7%	14.5%

(1)
Assumes $2,711.5 million in total assets, $1,121.8 million in debt outstanding, $1,536.4 million in net assets, and a weighted-average interest rate of 4.3%. Actual interest payments may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total assets of at least 1.8%.

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

  Previously enacted legislation may allow us to incur additional leverage.

       The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a "required majority" (as defined in Section 57(o) of the 1940 Act) of the members of our board of directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). See "Risk Factors — Risks Relating to Our Business and Structure — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us" for a discussion of the risks associated with leverage.

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

  The interest rates of our floating-rate loans to our portfolio companies and for any of our borrowings that extend beyond 2021 might be subject to change based on recent regulatory changes

       LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR and we use LIBOR as a reference rate in connection with our Credit Facility. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

       On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As such, the potential effect of any such event on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

       We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2019, (i) approximately 2.0% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 0.5% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 1.0% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 2.2% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

       In order to satisfy the requirements applicable to a RIC and to minimize corporate-level U.S. federal taxes, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and net capital gain income. We may carry forward excess undistributed taxable income into the next year. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. This requirement limits the amount that we may borrow and may prohibit us from making distributions. Because we will continue to need capital to grow our Investment Portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

  Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

       We, the Funds, and our portfolio companies are subject to applicable local, state and federal laws and regulations. Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA's current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage through the Funds, and therefore, our ability to compete with other finance companies.

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

       In December 2017, President Trump signed into law significant tax reform legislation (commonly referred to as the "Tax Cuts and Jobs Act"). The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act included provisions that, among other things, reduced the U.S. corporate tax rate, introduced a capital investment deduction, limited the interest deduction, limited the use of net operating losses to offset future taxable income and made extensive changes to the U.S. international tax system. The effects of the various provisions of the Tax Cuts and Jobs Act listed above on the respective positions of us, our stockholders and our portfolio companies may be material and depend on the factual circumstances of each, over time. In addition, Treasury and the Internal Revenue Service continue to release guidance in the form of regulations providing rules for implementation and interpretation of the Tax Cuts and Jobs Act provisions. Uncertainty remains regarding provisions of the Tax Cuts and Jobs Act while some of the Treasury regulations and guidance remain in proposed form. Accordingly, we cannot predict any additional future impact the enactment of such legislation will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

  Terrorist attacks, acts of war, public health crises or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

       Terrorist acts, acts of war, public health crises (including the recent coronavirus outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises and natural disasters are generally uninsurable.

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

       Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest)

may also be sources or targets of cyber security or other technological risks. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cyber security plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

  We are subject to risks related to corporate social responsibility.

       Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

       The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2019, we had $300.0 million outstanding under the Credit Facility out of $705.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

  The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

       The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2019, the Funds had collectively issued $311.8 million of the current regulatory maximum of $350.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for more detail on the SBA-guaranteed debentures.

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

       Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the Notes, including additional covenants and events of default. For example, the indentures under which the Notes are issued do not contain cross-default provisions like those that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

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

       As of December 31, 2019, we had approximately $1,121.8 million of principal indebtedness, including $300.0 million outstanding under the Credit Facility, $311.8 million outstanding from SBA-guaranteed debentures, $185.0 million of the 4.50% Notes due 2022 and $325.0 million of the 5.20% Notes outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

       The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock as reported on the NYSE, and the sales price as a percentage of the net asset value per share of our common stock.

			Price Range		Premium of High Sales Price to NAV(2)		Premium of Low Sales Price to NAV(2)
	NAV(1)		High	Low
Year ending December 31, 2020
First Quarter (through February 26,2020)		*	$45.00	$39.25		*		*
Year ending December 31, 2019
Fourth Quarter	$23.91		$43.68	$41.27	83%		73%
Third Quarter	24.20		44.34	40.90	83%		69%
Second Quarter	24.17		41.80	37.49	73%		55%
First Quarter	24.41		39.21	33.99	61%		39%
Year ending December 31, 2018
Fourth Quarter	$24.09		$39.06	$32.58	62%		35%
Third Quarter	24.69		40.68	38.05	65%		54%
Second Quarter	23.96		38.86	36.76	62%		53%
First Quarter	23.67		39.90	35.41	69%		50%

(1)
Net asset value per share, or NAV, is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period. Net asset value has not yet been determined for the first quarter of 2020.

(2)
Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.

       On February 26, 2020, the last sale price of our common stock on the NYSE was $40.12 per share, and there were approximately 417 holders of record of the common stock which did not include stockholders for whom shares are held in "nominee" or "street name." The net asset value per share of our common stock on December 31, 2019 was $23.91, and the premium of the February 26, 2020 closing price of our common stock was 68% to this net asset value per share.

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

       We currently pay regular monthly dividends and semiannual supplemental dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis. Our semiannual supplemental dividends, if any, will also be determined by our Board of Directors on a periodic basis. During 2019, we paid supplemental dividends of $0.250 per share in June 2019 and $0.240 per share in December 2019, regular monthly dividends of $0.195 per share for each month of January through March 2019, regular monthly dividends of $0.200 per share for each month of April through June 2019 and regular monthly dividends of $0.205 per share for each month of July through December 2019, with such dividends totaling $182.8 million, or $2.905 per share. The 2019 regular monthly dividends, which total $151.6 million, or $2.415 per share, represent a 5.2% increase from the regular monthly dividends paid per share for the year ended 2018. For tax purposes, the 2019 dividends, which included the effects of dividends on an accrual basis, total $2.915 per share and were comprised of (i) ordinary income totaling approximately $2.636 per share, (ii) qualified dividend income totaling approximately $0.249 per share and (iii) long term capital gain totaling approximately $0.031 per share. As we have previously discussed, it is our current intention to fully absorb our semi-annual supplemental dividends into our regular monthly dividends by gradually reducing our semi-annual supplemental dividends while increasing our regular monthly dividends over multiple years. Our ability to maintain or grow our level of total annual dividends during the transition period will depend on many factors, including some that are outside of our control. Factors that may impact our level of total dividends include, but are not limited to, market interest rate levels and related volatility, level of investment originations and repayments, overall performance of our investment portfolio and the overall performance of the specific industries and markets that we invest in and the overall U.S. economy.

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

Payment Dates	Interest-Related Dividends and Short-Term Capital Gain Dividend	Distributions Exempt from U.S. Withholding Tax(1)
2/15/2019	52.51%	68.15%
3/15/2019 to 4/15/2019	68.15%	68.15%
5/15/2019	33.46%	33.46%
6/14/2019	35.68%	35.68%
6/25/2019 to 1/15/2020	56.22%	56.22%

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

SALES OF UNREGISTERED SECURITIES

       During the year ended December 31, 2019, we issued a total of 441,927 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2019 was approximately $18.1 million.

PURCHASES OF EQUITY SECURITIES

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

STOCK PERFORMANCE GRAPH

       The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2019 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index, and the Main Street Peer Group(2)
(For the Period October 5, 2007 to December 31, 2019)

TOTAL RETURN PERFORMANCE SINCE IPO

(1)
Total return includes reinvestment of dividends through December 31, 2019.

(2)
The Main Street Peer Group is composed of Apollo Investment Corp., Ares Capital Corporation, Barings BDC, Inc., Blackrock Capital Investment Corp., TCG BDC, Inc, Capital Southwest Corporation, Fidus Investment Corporation, FS KKR Capital Corp., Gladstone Investment Corporation, Garrison Capital Inc., Golub Capital BDC, the Goldman Sachs BDC Inc., Hercules Capital Inc., Medley Capital Corporation, Monroe Capital Corporation, Newtek Business Services Corp., New Mountain Finance Corporation, Oaktree Strategic Income Corp., Oaktree Specialty Lending Corp., PennantPark Floating Rate Capital Ltd., PennantPark Investment Corp., Prospect Capital Corp., Stellus Capital Investment Corp., Solar Capital Ltd., BlackRock TCP Capital Corp., THL Credit, Inc., TPG Specialty Lending, Inc. and WhiteHorse Finance, Inc.

Item 6.    Selected Financial Data

       The selected financial and other data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from consolidated financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	243,373	$233,355	$205,741	$178,165	$163,603
Interest from idle funds and other	—	—	—	174	986

Total investment income	243,373	233,355	205,741	178,339	164,589

Expenses:
Interest	(50,258)	(43,493)	(36,479)	(33,630)	(32,115)
Compensation	(19,792)	(18,966)	(18,560)	(16,408)	(14,852)
General and administrative	(12,546)	(11,868)	(11,674)	(9,284)	(8,621)
Share-based compensation	(10,083)	(9,151)	(10,027)	(8,304)	(6,262)
Expenses allocated to the External Investment Manager	6,672	6,768	6,370	5,089	4,335

Total expenses	(86,007)	(76,710)	(70,370)	(62,537)	(57,515)

Net investment income	157,366	156,645	135,371	115,802	107,074
Total net realized gain (loss) from investments	(15,112)	1,341	16,182	29,389	(21,316)
Realized loss on extinguishment of debt	(5,689)	(2,896)	(5,217)	—	—
Total net unrealized appreciation (depreciation) from investments	(10,204)	17,981	42,545	(6,576)	10,871
Total net unrealized appreciation (depreciation) from SBIC debentures	4,450	1,294	6,212	(943)	(879)
Income tax benefit (provision)	(1,242)	(6,152)	(24,471)	1,227	8,687

Net increase in net assets resulting from operations attributable to common stock	$129,569	$168,213	$170,622	$138,899	$104,437

Net investment income per share — basic and diluted	$2.50	$2.60	$2.39	$2.23	$2.18
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$2.06	$2.80	$3.01	$2.67	$2.13
Weighted-average shares outstanding — basic and diluted	62,960,591	60,176,843	56,691,913	52,025,002	49,071,492

	As of December 31,
	2019	2018	2017	2016	2015
		(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$2,602,324	$2,453,909	$2,171,305	$1,996,906	$1,799,996
Marketable securities and idle funds investments	—	—	—	—	3,693
Cash and cash equivalents	55,246	54,181	51,528	24,480	20,331
Interest receivable and other assets	50,458	40,875	38,725	37,123	37,638
Deferred financing costs, net of accumulated amortization	3,521	4,461	3,837	12,645	13,267
Deferred tax asset, net	—	—	—	9,125	4,003

Total assets	$2,711,549	$2,553,426	$2,265,395	$2,080,279	$1,878,928

Liabilities and net assets:
Credit facility	$300,000	$301,000	$64,000	$343,000	$291,000
SBIC debentures at fair value(1)	306,188	338,186	288,483	239,603	223,660
5.20% Notes due 2024	324,595	—	—	—	—
4.50% Notes due 2022	183,229	182,622	182,015	—	—
4.50% Notes due 2019	—	174,338	173,616	175,000	175,000
6.125% Notes	—	—	89,057	90,655	90,738
Accounts payable and other liabilities	24,532	17,962	20,168	14,205	12,292
Payable for securities purchased	—	28,254	40,716	2,184	2,311
Interest payable	7,292	6,041	5,273	4,103	3,959
Dividend payable	13,174	11,948	11,146	10,048	9,074
Deferred tax liability, net	16,149	17,026	10,553	—	—

Total liabilities	1,175,159	1,077,377	885,027	878,798	808,034
Total net asset value	1,536,390	1,476,049	1,380,368	1,201,481	1,070,894

Total liabilities and net assets	$2,711,549	$2,553,426	$2,265,395	$2,080,279	$1,878,928

Other data:
Weighted-average effective yield on LMM debt investments(2),(3)	11.8%	12.3%	12.0%	12.5%	12.2%
Number of LMM portfolio companies	69	69	70	73	71
Weighted-average effective yield on Middle Market debt investments(2),(3)	8.6%	9.6%	9.0%	8.5%	8.0%
Number of Middle Market portfolio companies	51	56	62	78	86
Weighted-average effective yield on Private Loan debt investments(2),(3)	9.5%	10.4%	9.2%	9.6%	9.5%
Number of Private Loan portfolio companies	65	59	54	46	40
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.7%	5.7%	7.4%	5.5%	4.6%
Operating expenses	5.7%	5.3%	5.5%	5.6%	5.5%
Operating expenses, excluding interest expense	2.4%	2.3%	2.6%	2.6%	2.4%
Total investment return(4)	36.9%	–8.3%	16.0%	37.4%	8.5%
Total return based on change in NAV(5)	8.8%	12.2%	14.2%	13.0%	11.1%

(1)
SBIC debentures for December 31, 2019, 2018, 2017, 2016 and 2015 are $311,800, $345,800, $295,800, $240,000 and $225,000 at par, respectively.

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

(3)
Including investments on non-accrual status, the weighted-average effective yield for LMM, Middle Market, and Private Loan debt investments was 10.8%, 8.2%, and 9.1%, respectively, as of December 31, 2019.

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

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost — debt	65.9%	94.8%	94.6%
% of portfolio at cost — equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.6%	9.5%
Average EBITDA(c)	$5.1	$85.0	$57.8

(a)
At December 31, 2019, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.

(b)
The weighted average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

       As of December 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio (as defined in "Critical Accounting Policies — Basis of Presentation" below) at fair value. As of December 31, 2018, we had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of our Investment Portfolio at fair value.

       As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of our Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of our Investment Portfolio at fair value.

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

       Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For both of the years ended December 31, 2019 and 2018, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4%.

       During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the years ended December 31, 2019, 2018 and 2017, the External Investment Manager earned $13.1 million, $11.6 million and $10.9 million, respectively, in fee income, which consisted of $11.1 million of base management fees and $2.0 million in incentive fees in 2019 compared to $11.6 million and $10.9 million of base management fees for the comparable period in 2018 and 2017, respectively, under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

       Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017 and financial position as of December 31, 2019 and 2018, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

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

  Investment Portfolio Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both December 31, 2019 and 2018, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1. — Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2019 and 2018 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2019, 2018 and 2017, (i) approximately 2.0%, 1.0%, and 2.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.0%, and 1.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act included significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act beginning with the period ended December 31, 2017.

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

       Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. Our stockholders' equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

       Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2019, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $6.7 million, $6.8 million and $6.4 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2019, 2018 and 2017, the total contribution to our net investment income was $11.7 million, $10.6 million and $9.4 million, respectively.

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2019	December 31, 2018
First lien debt	78.2%	77.1%
Equity	17.2%	16.6%
Second lien debt	3.5%	5.3%
Equity warrants	0.6%	0.6%
Other	0.5%	0.4%

	100.0%	100.0%

Fair Value:	December 31, 2019	December 31, 2018
First lien debt	70.1%	69.0%
Equity	26.0%	25.5%
Second lien debt	3.0%	4.6%
Equity warrants	0.4%	0.5%
Other	0.5%	0.4%

	100.0%	100.0%

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

       As of December 31, 2019, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost. As of December 31, 2018, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       Set forth below is a comparison of the results of operations for the years ended December 31, 2019 and 2018. For a comparison of the results of operations for the years ended December 31, 2018 and 2017, see the Company's Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

  Comparison of the years ended December 31, 2019 and 2018

	Twelve Months Ended December 31,		Net Change
	2019	2018	Amount	%
	(dollars in thousands)
Total investment income	$243,373	$233,355	$10,018	4%
Total expenses	(86,007)	(76,710)	(9,297)	(12)%

Net investment income	157,366	156,645	721	0%
Net realized gain (loss) from investments	(15,112)	1,341	(16,453)
Net realized loss on extinguishment of debt	(5,689)	(2,896)	(2,793)
Net unrealized appreciation (depreciation) from:
Portfolio investments	(10,204)	17,981	(28,185)
SBIC debentures	4,450	1,294	3,156

Total net unrealized appreciation (depreciation)	(5,754)	19,275	(25,029)
Income tax provision	(1,242)	(6,152)	4,910

Net increase in net assets resulting from operations	$129,569	$168,213	$(38,644)	(23)%

	Twelve Months Ended December 31,		Net Change
	2019	2018	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$157,366	$156,645	$721	0%
Share-based compensation expense	10,083	9,151	932	10%

Distributable net investment income(a)	$167,449	$165,796	$1,653	1%

Net investment income per share — Basic and diluted	$2.50	$2.60	$(0.10)	(4)%

Distributable net investment income per share — Basic and diluted(a)	$2.66	$2.76	$(0.10)	(4)%

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

  Investment Income

       For the year ended December 31, 2019, total investment income was $243.4 million, a 4% increase over the $233.4 million of total investment income for the corresponding period of 2018. This comparable period increase was principally attributable to (i) a $10.3 million net increase in interest income primarily related to higher average levels of Investment Portfolio debt investments, partially offset by decreased levels of prepayment, repricing and other activities involving existing Investment Portfolio debt investments and by decreases in the average effective yields of the Investment Portfolio debt investments, and (ii) a $3.3 million increase in dividend income from Investment Portfolio equity investments, partially offset by a $3.6 million decrease in fee income. The $10.0 million increase in total investment income in the year ended December 31, 2019 is net of the net negative impact (i) a decrease of $8.0 million related to elevated dividend income activity in 2018 from certain Investment Portfolio equity investments that was considered to be less consistent on a recurring basis or non-recurring and (ii) a decrease of $4.0 million related to lower accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments in 2019.

  Expenses

       For the year ended December 31, 2019, total expenses increased to $86.0 million from $76.7 million for the corresponding period of 2018. This comparable period increase in operating expenses was principally attributable to (i) a $6.8 million increase in interest expense, primarily due to an $9.7 million increase as a result of the issuances of our 5.20% Notes (as defined below) in April 2019 and December 2019, partially offset by (a) a $1.5 million decrease from the redemption of the 6.125% Notes (as defined below) effective April 1, 2018, (b) a $0.7 million decrease from the repayment of the 4.50% Notes due 2019 (as defined below) effective December 1, 2019 and (c) a $0.7 million decrease relating to our multi-year revolving credit facility (the "Credit Facility") primarily due to the lower average balance outstanding, (ii) a $0.9 million increase in share-based compensation expense, (iii) $0.8 million increase in compensation expense and (iv) a $0.7 million increase in general and administrative expenses during the year ended December 31, 2019. The $0.8 million increase in compensation expense is primarily related to a $1.1 million increase as a result of the increase in the fair value of our deferred compensation plan assets and a $1.7 million increase in base compensation related expenses primarily as a result of an increase in the number of personnel, partially offset by a $2.0 million decrease in cash incentive compensation levels. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets for both of the years ended December 31, 2019 and 2018 was 1.4%.

  Net Investment Income

       Net investment income for the year ended December 31, 2019 was $157.4 million, compared to net investment income of $156.6 million for the corresponding period of 2018. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses both as discussed above.

  Distributable Net Investment Income

       For the year ended December 31, 2019, distributable net investment income increased 1% to $167.4 million, or $2.66 per share, compared with $165.8 million, or $2.76 per share, in the corresponding period of 2018. The increase in distributable net investment income was primarily due to the higher level of total investment income, partially offset by higher operating expenses both as discussed above. Distributable net investment income on a per share basis for the year ended December 31, 2019 reflects (i) a decrease of $0.20 per share due to a lower level of income per share attributable to the decrease in the unusual or non-recurring dividend income activity from 2018 and the decrease in interest income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, (ii) a decrease of $0.02 per share due to the increase in the fair value of the deferred compensation plan assets, as discussed above, and (iii) a greater number of average shares outstanding compared to the corresponding period in 2018, primarily due to shares issued through the ATM Program (as defined in "— Liquidity and Capital

Resources — Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Net Increase in Net Assets Resulting from Operations

       The net increase in net assets resulting from operations during the year ended December 31, 2019 was $129.6 million, or $2.06 per share, compared with $168.2 million, or $2.80 per share, during the year ended December 31, 2018. This $38.6 million decrease from the prior year was primarily the result of (i) a $25.0 million decrease in net unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), and SBIC debentures, (ii) a $16.5 million decrease in the net realized gain (loss) from investments and (iii) a $2.8 million increase in the net realized loss on extinguishment of debt. These decreases were partially offset by (i) a $0.7 million increase in net investment income as discussed above and (ii) a $4.9 million decrease in the income tax provision.

       The net realized loss from investments of $15.1 million for the year ended December 31, 2019 was primarily attributable to the net realized loss of $29.2 million in our Middle Market portfolio, which is primarily the result of (i) the realized losses of $12.2 million on the exits of two Middle Market investments, (ii) the realized losses of $9.9 million resulting from the restructure of two Middle Market investments and (iii) the realized loss of $7.0 million resulting from the partial exit of a Middle Market investment. These realized losses were partially offset by (i) the net realized gain of $13.8 million on the exits of four LMM investments and (ii) the net realized gain of $0.6 million on the exits of four Private Loan investments.

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

       The following table provides a summary of the total net unrealized depreciation of $5.8 million for the year ended December 31, 2019:

	The Year Ended December 31, 2019
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(14.0)	$23.6	$(2.3)	$0.1		$7.4
Net unrealized appreciation (depreciation) relating to portfolio investments	14.5	(42.0)	4.3	5.6	(b)	(17.6)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$0.5	$(18.4)	$2.0	$5.7		$(10.2)

Unrealized appreciation relating to SBIC debentures(c)						4.4

Total net unrealized depreciation						$(5.8)

(a)
LMM includes unrealized appreciation on 33 LMM portfolio investments and unrealized depreciation on 27 LMM portfolio investments.

(b)
Other includes (i) $8.8 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.9 million of unrealized appreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see "Related Party Transactions"), partially offset by $4.0 million of net unrealized depreciation relating to the Other Portfolio.

(c)
Relates to $5.7 million of unrealized appreciation on the SBIC debentures previously issued by MSC II which are accounted for on a fair value basis and is primarily related to accounting reversals of previously recognized unrealized depreciation recorded since the date of the MSC II acquisition on the debentures repaid during the year ended December 31, 2019, partially offset by $1.2 million of unrealized depreciation on the SBIC debentures previously issued by MSC II, which are also accounted for on a fair value basis.

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

       The income tax provision for the year ended December 31, 2019 of $1.2 million principally consisted of a current tax expense of $3.5 million related to (i) a $2.4 million provision for current U.S. federal and state income taxes and (ii) a $1.1 million provision for excise tax on our estimated undistributed taxable income, partially offset by a deferred tax benefit of $2.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.

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

  Liquidity and Capital Resources

  Cash Flows

       For the year ended December 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $1.1 million, which is the net result of $33.8 million of cash used in our operating activities and $34.9 million of cash provided by our financing activities.

       The $33.8 million of cash was used in our operating activities resulted primarily from cash uses totaling $664.1 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2018, partially offset by (i) cash flows we generated from the operating profits earned totaling $151.6 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash proceeds totaling $477.9 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iii) cash proceeds of $0.8 million related to changes in other assets and liabilities.

       The $34.9 million of cash was used in our financing activities principally consisted of (i) $325.0 million in cash proceeds from the issuance of the 5.20% Notes and (ii) $89.3 million in net cash proceeds from the ATM Program (described below), partially offset by (i) $175.0 million cash used in repayment of 4.50% Notes due 2019, (ii) $164.3 million in cash dividends paid to stockholders, (iii) $34.0 million in repayment of SBIC debentures, (iv) $3.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, (v) $1.2 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs and (vi) and $1.0 in net repayments on the Credit Facility.

       For the year ended December 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.7 million, which is the net result of $109.1 million of cash used in our operating activities and $111.7 million of cash provided by our financing activities.

       During the year ended December 31, 2018, $109.1 million of cash was used in our operating activities, which resulted primarily from cash uses totaling $962.5 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2017, partially offset by (i) cash flows we generated from the operating profits earned totaling $149.8 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash proceeds totaling $703.2 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iii) cash proceeds of $0.4 million related to changes in other assets and liabilities.

       During the year ended December 31, 2018, $111.7 million in cash was provided by financing activities, which principally consisted of (i) $237.0 million in net cash proceeds from the Credit Facility, (ii) $78.4 million in net cash proceeds from the ATM Program (described below), and (iii) $54.0 million in cash proceeds from issuance of SBIC debentures, partially offset by (i) $156.0 million in cash dividends paid to stockholders, (ii) $90.7 million in redemption of 6.125% Notes, (iii) $4.1 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, (iv) $4.0 million in repayment of SBIC debentures and (v) $2.9 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs.

  Capital Resources

       As of December 31, 2019, we had $55.2 million in cash and cash equivalents and $405.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2019, our net asset value totaled $1,536.4 million, or $23.91 per share.

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

       Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (1.8% as of December 31, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.75% as of December 31, 2019) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2019, we had $300.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.6% (based on the LIBOR rate of 1.7% as of the most recent reset date of December 1, 2019 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

       Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Through the Funds, we have an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. During the year ended December 31, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $34.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. As of December 31, 2019, through our three wholly owned SBICs, we had $311.8 million of outstanding SBIC debentures guaranteed by the SBA, which bear a weighted-average annual fixed interest rate of approximately 3.6%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.1 years as of December 31, 2019.

       In April 2013, we issued $92.0 million, including the underwriters' full exercise of their over-allotment option, in aggregate principal amount of the 6.125% Notes (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. On April 2, 2018, we redeemed the entire principal amount of the issued and outstanding 6.125% Notes, effective April 1, 2018 (the "Redemption Date"), at par value plus the accrued and unpaid interest thereon from January 1, 2018 through, but excluding, the Redemption Date. As part of the redemption, we recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs.

       In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, we repaid the entire principal amount of the issued and outstanding 4.50% Notes due 2019, effective December 1, 2019 (the "Maturity Date"), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date.

       In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

       In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. As of December 31, 2019, the outstanding balance of the 5.20% Notes was $325.0 million.

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

       During the year ended December 31, 2019, we sold 2,247,187 shares of our common stock at a weighted-average price of $40.05 per share and raised $90.0 million of gross proceeds under the ATM Program. Net proceeds were $88.8 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2019, 8,359,150 shares remained available for sale under the ATM Program. As of December 31, 2019, sales transactions representing 11,596 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statements of operations and in the shares used to calculate net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605,

Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606) — Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance was effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of our income is outside the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, our timing of income recognition remains the same and the adoption of the standard did not have a material impact on the consolidated financial statements.

       In February 2016, the FASB issued ASU 2016-02, Leases, which amended the FASB Accounting Standards Codification and created ASC 842, Leases ("ASC 842"), to require lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months, utilizing a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance in ASC 842 also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 effective January 1, 2019. Under ASC 842, we evaluate leases to determine if the leases are considered financing or operating leases. We currently have one operating lease for office space for which we have recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease asset is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

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

  Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2019, we had a total of $120.4 million in outstanding commitments comprised of (i) 37 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

  Contractual Obligations

       As of December 31, 2019, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
SBIC debentures	$37,000	$40,000	$5,000	$16,000	$63,800	$150,000	$311,800
Interest due on SBIC debentures	11,271	9,260	8,248	7,868	6,418	16,899	59,964
4.50% Notes due 2022	—	—	185,000	—	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	8,325	—	—	—	24,975
5.20% Notes due 2024	—	—	—	—	—	325,000	325,000
Interest due on 5.20% Notes	16,900	16,900	16,900	16,900	8,450	—	76,050
Operating Lease Obligation(1)	762	776	790	804	818	2,611	6,561

Total	$74,258	$75,261	$224,263	$41,572	$79,486	$494,510	$989,350

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

       As of December 31, 2019, we had $300.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "— Liquidity and Capital Resources — Capital Resources."

  Related Party Transactions

       As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2019, we had a receivable of approximately $2.7 million due from the External Investment Manager which included approximately $1.6 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "— Critical Accounting Policies — Income Taxes") and approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2019, $8.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of December 31, 2019 represented 150,955 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

  Recent Developments

       During February 2020, we declared regular monthly dividends of $0.205 per share for each month of April, May and June 2020. These regular monthly dividends equal a total of $0.615 per share for the second quarter of 2020 and represent a 2.5% increase from the dividends declared for the second quarter of 2019. Including the dividends declared for the second quarter of 2020, we will have paid $28.370 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See "Risk Factors — Risks Relating to Our Business and Structure — The interest rates of our floating-rate loans to our portfolio companies and for any of our borrowings that extend beyond 2021 might be subject to change based on recent regulatory changes." for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

       The majority of our debt investments are made with either fixed interest rates or floating-rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2019, approximately 74% of our debt investment portfolio (at cost) bore interest at floating rates, 88% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2019, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term "commodity pool operator" under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands)
(200)	$(13,324)	$5,288	$(8,036)	$(0.13)
(175)	(13,175)	5,250	(7,925)	(0.12)
(150)	(12,724)	4,500	(8,224)	(0.13)
(125)	(12,236)	3,750	(8,486)	(0.13)
(100)	(11,734)	3,000	(8,734)	(0.14)
(75)	(10,017)	2,250	(7,767)	(0.12)
(50)	(6,747)	1,500	(5,247)	(0.08)
(25)	(3,414)	750	(2,664)	(0.04)
25	3,455	(750)	2,705	0.04
50	7,007	(1,500)	5,507	0.09
100	14,112	(3,000)	11,112	0.17
200	28,322	(6,000)	22,322	0.35

       The hypothetical results assume that all LIBOR and prime rate changes would be effective on the first day of the period. However, the contractual LIBOR and prime rate reset dates would vary throughout the period, on either a monthly or quarterly basis, for both our investments and our Credit Facility. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Main Street Capital Corporation

Opinion on the financial statements

       We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, schedule and financial highlights (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 28, 2020 expressed an unqualified opinion.

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

       We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2019 and 2018, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

       The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Investments

       As described further in Note C to the consolidated financial statements, the Company's consolidated fair value balance of total investments was $2,602,323,527 at December 31, 2019. Investment values are generally based on prices or valuation techniques that require inputs that are significant to the overall fair value measurement, and are observable in non-active markets or unobservable. The determination of the fair value of investments requires management to make significant estimates and assumptions in the determination of fair value. As disclosed by management, changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of investments as a critical audit matter.

       The principal considerations for our determination that the fair value of investments was a critical audit matter are that they relate to material accounts to the financial statements and involve complex judgment.

       The primary procedures we performed to address this critical audit matter included:

  •
  Testing the design and operating effectiveness of controls over management's process to determine investment fair value. Specifically, we identified and tested key attributes of management's fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value.

  •
  With the assistance of internal valuation specialists, we performed substantive audit procedures to determine that the data, methods, and assumptions used to determine investment fair value was reasonable. Certain key inputs/assumptions tested by us included the following:

  •
  enterprise values,

  •
  weighted average cost of capital ("WACC"),

  •
  discount rates,

  •
  forecasted cash flows,

  •
  market multiples,

  •
  weighting between valuation techniques,

  •
  risk adjusted discount factor, and

  •
  third party quotes

  •
  Testing the fair value calculation of the investment portfolio for mathematical accuracy.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2007.
Houston, Texas
February 28, 2020

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Main Street Capital Corporation

Opinion on internal control over financial reporting

       We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2020

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value:
Control investments (cost: $778,367 and $750,618 as of December 31, 2019 and December 31, 2018, respectively)	$1,032,721	$1,004,993
Affiliate investments (cost: $351,764 and $381,307 as of December 31, 2019 and December 31, 2018, respectively)	330,287	359,890
Non-Control/Non-Affiliate investments (cost: $1,297,587 and $1,137,108 as of December 31, 2019 and December 31, 2018, respectively)	1,239,316	1,089,026

Total investments (cost: $2,427,718 and $2,269,033 as of December 31, 2019 and December 31, 2018, respectively)	2,602,324	2,453,909
Cash and cash equivalents	55,246	54,181
Interest receivable and other assets	50,458	39,674
Receivable for securities sold	—	1,201
Deferred financing costs (net of accumulated amortization of $7,501 and $6,562 as of December 31, 2019 and December 31, 2018, respectively)	3,521	4,461

Total assets	$2,711,549	$2,553,426

LIABILITIES
Credit facility	$300,000	$301,000
SBIC debentures (par: $311,800 ($37,000 due within one year) and $345,800 as of December 31, 2019 and December 31, 2018, respectively)	306,188	338,186
5.20% Notes due 2024 (par: $325,000 as of December 31, 2019)	324,595	—
4.50% Notes due 2022 (par: $185,000 as of both December 31, 2019 and December 31, 2018)	183,229	182,622
4.50% Notes due 2019 (par: $175,000 as of December 31, 2018)	—	174,338
Accounts payable and other liabilities	24,532	17,962
Payable for securities purchased	—	28,254
Interest payable	7,292	6,041
Dividend payable	13,174	11,948
Deferred tax liability, net	16,149	17,026

Total liabilities	1,175,159	1,077,377
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 64,241,341 and 61,264,861 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	643	613
Additional paid-in capital	1,512,435	1,409,945
Total undistributed earnings	23,312	65,491

Total net assets	1,536,390	1,476,049

Total liabilities and net assets	$2,711,549	$2,553,426

NET ASSET VALUE PER SHARE	$23.91	$24.09

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2019	2018	2017
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$92,414	$85,853	$62,762
Affiliate investments	34,732	36,800	37,509
Non-Control/Non-Affiliate investments	116,227	110,702	105,470

Total investment income	243,373	233,355	205,741
EXPENSES:
Interest	(50,258)	(43,493)	(36,479)
Compensation	(19,792)	(18,966)	(18,560)
General and administrative	(12,546)	(11,868)	(11,674)
Share-based compensation	(10,083)	(9,151)	(10,027)
Expenses allocated to the External Investment Manager	6,672	6,768	6,370

Total expenses	(86,007)	(76,710)	(70,370)

NET INVESTMENT INCOME	157,366	156,645	135,371
NET REALIZED GAIN (LOSS):
Control investments	4,797	4,681	259
Affiliate investments	(565)	20	8,044
Non-Control/Non-Affiliate investments	(19,344)	(3,360)	7,879
Realized loss on extinguishment of debt	(5,689)	(2,896)	(5,217)

Total net realized gain (loss)	(20,801)	(1,555)	10,965

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(980)	37,826	63,627
Affiliate investments	990	12,062	(11,330)
Non-Control/Non-Affiliate investments	(10,214)	(31,907)	(9,752)
SBIC debentures	4,450	1,294	6,212

Total net unrealized appreciation (depreciation)	(5,754)	19,275	48,757

INCOME TAXES:
Federal and state income, excise and other taxes	(3,546)	(319)	(5,206)
Deferred taxes	2,304	(5,833)	(19,265)

Income tax provision	(1,242)	(6,152)	(24,471)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$129,569	$168,213	$170,622

NET INVESTMENT INCOME PER SHARE — BASIC AND DILUTED	$2.50	$2.60	$2.39

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE — BASIC AND DILUTED	$2.06	$2.80	$3.01

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	62,960,591	60,176,843	56,691,913

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Total Undistributed Earnings	Total Net Asset Value
Balances at December 31, 2016	54,354,857	$543	$1,143,883	$57,055	$1,201,481
Public offering of common stock, net of offering costs	3,947,165	40	150,946	—	150,986
Share-based compensation	—	—	10,027	—	10,027
Purchase of vested stock for employee payroll tax withholding	(113,371)	(1)	(4,350)	—	(4,351)
Investment through issuance of unregistered shares	11,464	—	442	—	442
Dividend reinvestment	234,513	2	9,154	—	9,156
Amortization of directors' deferred compensation	—	—	680	—	680
Issuance of restricted stock	226,052	2	(2)	—	—
Dividends to stockholders	—	—	—	(158,675)	(158,675)
Net increase resulting from operations	—	—	—	170,622	170,622

Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368

Public offering of common stock, net of offering costs	2,069,103	21	78,373	—	78,394
Share-based compensation	—	—	9,151	—	9,151
Purchase of vested stock for employee payroll tax withholding	(109,693)	(1)	(4,076)	—	(4,077)
Dividend reinvestment	394,403	4	14,870	—	14,874
Amortization of directors' deferred compensation	—	—	850	—	850
Issuance of restricted stock, net of forfeited shares	250,368	3	(3)	—	—
Dividends to stockholders	—	—	—	(171,724)	(171,724)
Net increase resulting from operations	—	—	—	168,213	168,213

Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049

Public offering of common stock, net of offering costs	2,259,729	23	89,246	—	89,269
Share-based compensation	—	—	10,083	—	10,083
Purchase of vested stock for employee payroll tax withholding	(103,730)	(1)	(3,941)	—	(3,942)
Dividend reinvestment	441,927	4	18,081	—	18,085
Amortization of directors' deferred compensation	—	—	866	—	866
Issuance of restricted stock, net of forfeited shares	390,150	4	(4)	—	—
Dividends to stockholders	—	—	401	(183,990)	(183,589)
Reclassification for certain permanent book-to-tax differences	—	—	(12,242)	12,242	—
Net increase resulting from operations	—	—	—	129,569	129,569

Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$129,569	$168,213	$170,622
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(664,062)	(962,456)	(876,744)
Proceeds from sales and repayments of debt investments in portfolio companies	439,363	626,059	737,297
Proceeds from sales and return of capital of equity investments in portfolio companies	38,536	77,103	82,128
Net unrealized (appreciation) depreciation	5,754	(19,275)	(48,757)
Net realized (gain) loss	20,801	1,555	(10,965)
Accretion of unearned income	(12,070)	(14,724)	(17,008)
Payment-in-kind interest	(5,018)	(2,304)	(4,884)
Cumulative dividends	(2,382)	(2,301)	(3,226)
Share-based compensation expense	10,083	9,151	10,027
Amortization of deferred financing costs	3,717	3,299	2,784
Deferred tax (benefit) provision	(2,304)	5,833	19,265
Changes in other assets and liabilities:
Interest receivable and other assets	(6,680)	(2,276)	2,080
Interest payable	1,251	768	1,170
Accounts payable and other liabilities	7,436	(1,356)	6,643
Deferred fees and other	2,172	3,645	2,470

Net cash provided by (used in) operating activities	(33,834)	(109,066)	72,902
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	89,269	78,394	150,986
Proceeds from public offering of 4.50% Notes due 2022	—	—	185,000
Proceeds from public offering of 5.20% Notes due 2024	325,000	—	—
Dividends paid	(164,278)	(156,048)	(148,421)
Proceeds from issuance of SBIC debentures	—	54,000	81,000
Repayments of SBIC debentures	(34,000)	(4,000)	(25,200)
Redemption of 6.125% Notes	—	(90,655)	—
Redemption of 4.50% Notes due 2019	(175,000)	—	—
Proceeds from credit facility	639,000	632,000	448,000
Repayments on credit facility	(640,000)	(395,000)	(727,000)
Payment of deferred issuance costs and SBIC debenture fees	(1,150)	(2,895)	(5,868)
Purchases of vested stock for employee payroll tax withholding	(3,942)	(4,077)	(4,351)

Net cash provided by (used in) financing activities	34,899	111,719	(45,854)
Net increase in cash and cash equivalents	1,065	2,653	27,048
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,181	51,528	24,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,246	$54,181	$51,528

Supplemental cash flow disclosures:
Interest paid	$45,167	$39,300	$32,411
Taxes paid	$2,300	$5,112	$2,398
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,240	$—	$—
Non-cash financing activities:
Shares issued pursuant to the DRIP	$18,085	$14,874	$9,156

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity — July 22, 2020)(14)(19)	$23,828	$23,828	$6,387
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	6,103

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11.00% Secured Debt (Maturity — July 31, 2020)	1,650	1,639	1,639
			Member Units (1,500 units)		1,500	1,290

					3,139	2,929

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity — August 16, 2024)(9)	5,565	5,210	5,210
			Preferred Member Units (3,200 units)		3,200	3,200
			Warrants (420 equivalent shares; Expiration — August 16, 2029; Strike price — $0.01 per share)		316	316

					8,726	8,726

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity — November 16, 2021)	4,919	4,666	4,521
			Preferred Member Units (3,725,862 units)		3,726	939

					8,392	5,460

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			15.00% Secured Debt (Maturity — December 28, 2020)	11,596	11,473	11,473
			Common Stock (57,508 shares)		6,350	8,300

					17,823	19,773

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity — January 9, 2023)(9)	9,052	8,989	8,989
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,269	13,269

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity — December 11, 2024)	8,813	7,797	7,797
			Warrants (82 equivalent shares; Expiration — July 25, 2026; Strike price — $0.01 per share)		2,132	3,500
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity — December 11, 2024)	1,000	996	996
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					11,925	13,293

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	2,440

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity — March 30, 2023)(9)	7,229	7,104	7,104
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity — March 30, 2023)(9)	28,000	27,801	27,801
			Preferred Member Units (6,725 units)(8)		7,163	7,163
			Preferred Member Units (6,157 units)(8)		10,775	7,382

					52,843	49,450

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	50,850

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity — January 4, 2024)(9)	12,240	12,136	12,136
			Preferred Member Units (12,696 units)		5,840	5,840

					17,976	17,976

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity — February 26, 2023)(9)	17,773	17,649	17,773
			Member Units (4,347 units)(8)		11,440	24,040
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units)(8)		1,047	1,450

					30,136	43,263

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15.00% Secured Debt (Maturity — June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	6,920

					2,400	8,920

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity — December 20, 2021)(9)	10,880	10,830	10,781
			Member Units (717 units)(8)		7,280	9,630
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity — December 20, 2036)	1,137	1,126	1,137
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460

					19,446	22,008

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,386	1,900

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity — January 29, 2024)(9)	8,364	8,288	8,288
			Preferred Member Units (1,975 units)		1,975	3,010

					10,263	11,298

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity — May 31, 2021)(14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity — May 31, 2021)(14)(19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity — April 1, 2023)(9)	19,620	19,478	18,452
			Preferred Member Units (3,857 shares)(8)		9,501	5,174

					28,979	23,626

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity — February 13, 2023)(9)	15,717	15,597	15,707
			Preferred Stock (8,400 shares)		8,400	20,200

					23,997	35,907

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity — June 24, 2021)(9)	19,022	18,949	19,022
			Member Units (8,619 units)(8)		14,844	53,410

					33,793	72,432

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — March 31, 2020)(9)	4,519	4,515	4,515
			Member Units (1,200 units)		1,200	2,560

					5,715	7,075

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 8.71%, Secured Debt (Maturity — December 31, 2023)	15,016	15,016	15,016
			Member Units (5,879 units)		13,065	47,450

					28,081	62,466

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity — October 1, 2019)(9)(14)(17)	1,010	1,010	—
			16.00% Secured Debt (Maturity — October 1, 2019)(14)(17)	12,588	12,588	—
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration — April 25, 2028; Strike price — $0.01 per share)		—	—

					17,721	—

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	7,430

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity — September 30, 2020)(9)	280	280	280
			12.50% Secured Debt (Maturity — April 29, 2021)	12,535	12,493	12,493
			Member Units (3,681 units)		3,681	2,420

					16,454	15,193

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,506	9,560

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,735	3,157

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	7,970

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.50% Secured Debt (Maturity — November 15, 2020)	13,400	13,358	13,400
			Preferred Member Units (5,607 units)(8)		5,952	15,040

					19,310	28,440

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity — November 14, 2023)(9)	4,000	3,960	4,000
			Member Units (627 units)(8)		811	8,270

					4,771	12,270

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity — October 31, 2024)	17,600	17,430	17,430
			Preferred Stock (2,814 shares)		7,160	7,160

					24,590	24,590

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	15,470

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.50% Secured Debt (Maturity — October 31, 2023)	25,200	24,982	24,982
			Member Units (581 units)		12,240	12,240
			9.00% Secured Debt (Maturity — October 31, 2048)	3,978	3,939	3,939
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	1,160

					42,153	42,321

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			8.00% Secured Debt (Maturity — July 28, 2022)	2,786	2,786	2,695
			6.00% Current / 6.00% PIK Secured Debt (Maturity — July 28, 2022)(19)	23,292	23,157	22,621
			Member Units (743,921 units)		16,642	5,280

					42,585	30,596

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5.00% Current / 5.00% PIK Secured Debt (Maturity — March 31, 2022)(19)	8,890	8,815	8,890
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20

					19,215	13,680

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10.00% Secured Debt (Maturity — January 15, 2020)	1,750	1,750	1,602
			12.00% Secured Debt (Maturity — January 15, 2020)	3,900	3,898	3,644
			Member Units (7,874 units)		3,239	—
			9.50% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity — May 13, 2025)	701	701	701
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,640

					10,378	7,587

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	74,520

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12.00% Secured Debt (Maturity — August 15. 2019)(17)	6,253	6,253	6,253
			Common Stock (5,873 shares)(8)		2,720	8,410

					8,973	14,663

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	14,760

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% Secured Debt (Maturity — February 28, 2023)	17,586	17,469	17,469
			Preferred Member Units (86,400,000 units)(8)		6,880	6,310

					24,349	23,779

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14.00% Secured Debt (Maturity — June 8, 2022)	5,981	5,885	5,981
			Warrants (251,723 equivalent units; Expiration — June 8, 2027; Strike price — $0.01 per unit)		252	1,230
			Member Units (1,454,167 units)(8)		765	4,988

					6,902	12,199

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity — March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	4,710

					10,093	11,086

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity — January 31, 2022)	19,800	19,703	19,703
			Preferred Member Units (406 units)		10,200	10,200

					29,903	29,903

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,950

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	8,170

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% (Floor 0.50%), Current Coupon 10.85%, Secured Debt (Maturity — November 15, 2022)(9)	12,245	12,118	12,118
			Common Stock (1,962 shares)		2,150	9,930

					14,268	22,048

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity — April 30, 2020)	6,397	6,379	6,397
			Preferred Member Units (19,631 units)(8)		4,600	13,390
			Warrants (1,018 equivalent units; Expiration — January 31, 2021; Strike price — $0.01 per unit)		1,200	1,090

					12,179	20,877

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,013	9,289

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity — June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,990
			Member Units (RA Properties, LLC) (1,500 units)		369	3,169

					2,269	8,881

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity — August 31, 2020)	640	640	640
			12.00% Secured Debt (Maturity — August 31, 2023)	16,400	16,272	16,272
			Preferred Member Units (479 units)		8,136	8,136

					25,048	25,048

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9.00% Secured Debt (Maturity — December 31, 2019)(17)	2,924	2,924	2,924
			Series A Preferred Units (2,500 units)		2,500	—
			Warrants (1,424 equivalent units; Expiration — July 1, 2024; Strike price — $0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	1,640

					8,820	4,564

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity — May 31, 2024)	9,200	9,102	9,102
			Common Stock (615 shares)(8)		4,655	4,655

					13,757	13,757

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity — September 30, 2019)(17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	4,089
			Common Stock (1,126,242 shares)		3,706	409

					8,734	6,526

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity — October 1, 2020)	1,000	1,000	1,000
			12.00% Secured Debt (Maturity — October 1, 2020)	625	625	625
			14.00% Secured Debt (Maturity — October 1, 2020)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration — October 1, 2020; Strike price — $0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,269

					7,809	5,644

Subtotal Control Investments (67.2% of net assets at fair value)					$778,367	$1,032,721

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments (6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity — May 25, 2022)	$838	$838	$838
			Preferred Member Units (186 units)		1,200	5,180

					2,038	6,018

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity — June 7, 2022)(9)	27,087	26,905	27,087
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	8,540

					31,760	35,627

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, (Maturity — April 8, 2021)(9)	4,800	4,698	4,698
			Preferred Stock (non-voting)(8)		131	131
			Member Units (800,000 units)		800	290

					5,629	5,119

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity — June 30, 2022)(9)	13,244	13,106	13,244
			Member Units (2,160,000 units)(8)		2,256	6,270

					15,362	19,514

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity — June 30, 2020)(9)	19,004	18,981	18,794
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,701	4,701

					23,682	23,495

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			11.00% Secured Debt (Maturity — December 7, 2023)	9,160	9,077	9,160
			Member Units (66,968 units)(8)		751	5,210

					9,828	14,370

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units)(8)		1,500	2,740

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		13,601	13,915

					18,811	14,770

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)(8)		1,997	2,362

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,033
			LP Interests (Dos Rios Partners — A, LP) (Fully diluted 6.4%)		1,856	2,233

					7,702	9,266

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	400

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		768	720

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,778
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		9,956	9,696

					15,930	15,474

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity — June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256

					2,195	2,195

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,474	2,474

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity — December 2, 2021)(9)	600	600	600
			11.00% Secured Debt (Maturity — December 2, 2021)	13,400	13,335	13,400
			Preferred Member Units (226 units)(8)		2,850	7,900
			Preferred Member Units (HRS Services, ULC) (226 units)		150	420

					16,935	22,320

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity — May 1, 2022)	3,000	3,000	4,260
			Member Units (322,297 units)(8)		2,352	10,330

					5,352	14,590

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	14,407

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		81	81
			Member Units (2,179,001 units)		2,019	2,050

					2,100	2,131

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity — June 30, 2021)(19)	6,474	6,474	6,474
			10.00% PIK Unsecured Debt (Maturity — June 30, 2021)(19)	58	58	58
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration — April 18, 2021; Strike price — $0.01 per share)		1,919	—

					10,432	6,532

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Current, Secured Debt (Maturity — March 31, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	2,680

					17,023	18,386

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity — January 8, 2018)(14)(15)	30,369	29,865	—
			Preferred Member Units (250 units)		2,500	—

					32,365	—

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	570

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Current, Secured Debt (Maturity — August 31, 2023)	32,963	32,687	32,963
			Preferred Member Units (157 units)(8)		6,000	8,200

					38,687	41,163

Slick Innovations, Inc.	September 13, 2018	Text Message Marketing Platform
			14.00% Current, Secured Debt (Maturity — September 13, 2023)	6,360	6,197	6,197
			Common Stock (70,000 shares)(8)		700	1,080
			Warrants (18,084 equivalent units; Expiration - September 13, 2028; Strike price — $0.01 per unit)		181	290

					7,078	7,567

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity — August 20, 2024)(9)	2,963	2,940	2,962
			Preferred Stock (755,401 shares; 20% cumulative)(8)(19)		809	1,889
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,976	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,667	3,667
			Preferred Stock (4,336,866 shares; 13.50% cumulative)(8)(19)		7,924	2,684
			Common Stock (945,507 shares)		—	—

					17,316	13,484

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		1,032	800
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	—

					5,032	800

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity — January 26, 2020)	20,234	20,162	19,352
			8.00% Unsecured Convertible Debt (Maturity — November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration - January 26, 2025; Strike price — $0.01 per unit)		2,576	150

					37,147	33,793

Subtotal Affiliate Investments (21.5% of net assets at fair value)					$351,764	$330,287

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity — April 15, 2020)(9)(14)	2,227	2,068	2,172
			LIBOR Plus 12.75% (Floor 1.00%), Current Coupon 16.50%, Secured Debt (Maturity — June 30, 2023)(9)(14)	14,396	14,030	9,358

					16,098	11,530

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 5.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity — July 3, 2023)(9)	5,000	4,930	5,000
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.44%, Secured Debt (Maturity — July 3, 2023)(9)	6,158	6,058	6,158
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity — July 3, 2023)(9)	197	197	197

					11,185	11,355

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.03%, Secured Debt (Maturity — July 26, 2023)(9)	19,843	19,703	19,843

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity — September 8, 2023)(9)	9,750	9,630	9,531

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.59%, Secured Debt (Maturity — October 22, 2022)(9)	14,396	14,126	14,036

ALKU, LLC.(11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity — July 29, 2026)(9)	10,000	9,902	9,883

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity — August 30, 2023)(9)	16,270	15,894	15,863

Allen Media Broadcasting LLC(10)	July 3, 2019	Operator of Television Broadcasting Networks
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.21%, Secured Debt (Maturity — July 3, 2024)(9)	14,906	14,565	14,565

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity — April 10, 2023)(9)	12,243	12,002	12,233

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity — June 8, 2023)(9)	17,389	16,421	10,460

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity — June 15, 2025)	12,452	10,836	7,471

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity — January 13, 2020)(9)	13,857	13,856	13,856

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity — August 31, 2023)(9)	4,543	4,465	4,490
			13.25% PIK Secured Debt (Maturity — December 1, 2023)(19)	1,854	1,821	1,854

					6,286	6,344

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.01%, Secured Debt (Maturity — June 22, 2021)(9)	2,885	2,859	2,853

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 7.94% / 1.00% PIK, Current Coupon Plus PIK 8.94% Secured Debt (Maturity — June 11, 2021)(9)(19)	13,593	13,414	12,743

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12.00% Secured Debt (Maturity — August 31, 2020)	10,185	10,073	7,736
			Options (3 equivalent units)		607	—
			Warrant (2 equivalent unit; Expiration — August 31, 2025; Strike price — $1.00 per unit)		473	—

					11,153	7,736

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity — January 6, 2024)(19)	4,554	4,518	4,554
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative)(8)(19)		125	125
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,671	776

					6,314	5,455

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity — May 11, 2022)(9)	2,233	2,218	2,233

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity — March 9, 2022)(9)	13,731	13,443	13,731
			Member Units (1,050,000 units)		1,050	950

					14,493	14,681

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity — November 6, 2020)(9)	10,622	10,571	7,973

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 6.50%, Secured Debt (Maturity — January 28, 2026)	7,782	7,642	7,827
			LIBOR Plus 8.50%, Current Coupon 10.25%, Secured Debt (Maturity — January 28, 2027)	5,000	4,907	5,012

					12,549	12,839

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity — July 22, 2019)(9)(17)	6,733	6,733	5,955

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,160	9,005
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		4,500	4,504

					15,660	13,509

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity — November 14, 2023)(9)	25,287	25,089	25,287

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity — August 23, 2022)(9)	14,599	14,501	12,739

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity — October 6, 2021)(9)	13,776	13,734	11,985

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.50% (Floor 1.00%), Current Coupon 11.45%, Secured Debt (Maturity — June 7, 2023)(9)	5,674	5,498	5,674
			Common Stock (177,130 shares)		5,309	2,923

					10,807	8,597

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity — May 15, 2026)(9)	3,571	3,488	3,488

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	2,846	2,846	40

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity — December 5, 2022)(9)	2,663	2,625	2,663

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (46,152 units)		4,866	7,667

Corel Corporation(11)(13)(21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity — July 2, 2026)(9)	15,000	14,293	14,531

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity — August 3, 2022)(9)	10,099	10,039	10,099

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity - June 22, 2023)(19)	5,899	5,899	5,899
			Warrants (915,734 equivalent units; Expiration — December 23, 2023; Strike price — $1.50 per unit)		474	300

					6,373	6,199

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity — February 12, 2021)(9)	15,876	15,771	15,837

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.24%, Secured Debt (Maturity — April 13, 2023)(9)	10,992	10,827	10,982
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		860	860
			Class A Preferred Member Units (776,316 units)		776	1,490

					12,463	13,332

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity — July 17, 2023)(9)	5,460	5,375	5,458

Echo US Holdings, LLC.(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.96%, Secured Debt (Maturity — October 25, 2024)(9)	22,414	22,292	22,292

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,617	1,354
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,097	703
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,360	2,780
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		8,427	8,822
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,337	5,669
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,674	6,677

					32,512	26,005

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity — October 29, 2025)(9)	9,000	8,921	6,795

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, Current Coupon 8.04%, Secured Debt (Maturity — June 13, 2024)	10,275	10,116	10,050

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity — April 28, 2022)(9)	6,999	6,928	1,965

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity — August 9, 2022)(9)	5,000	4,944	5,000

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity — April 3, 2020)(9)	11,297	11,247	10,619

Fortna, Inc.(10)	July 23, 2019	Process, Physcial Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity — April 8, 2025)	7,751	7,577	7,577

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 7.05%, Secured Debt (Maturity — December 19, 2025)	16,376	16,230	16,335

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity — December 22, 2024)(9)	18,120	17,964	17,471

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.91%, Secured Debt (Maturity — April 30, 2019)(9)(17)	4,504	4,504	3,343
			13.75% Secured Debt (Maturity — October 15, 2018)(17)	2,055	2,040	167

					6,544	3,510

GS HVAM Intermediate, LLC(10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.51%, Secured Debt (Maturity — October 2, 2024)(9)	11,364	11,233	11,233

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.53%, Secured Debt (Maturity — December 21, 2023)(9)	3,498	3,440	3,493

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity — January 28, 2021)(9)	20,764	20,119	19,206

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity — March 29, 2023)(9)	29,097	28,659	29,097

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			8.00% Secured Debt (Maturity — March 29, 2023)	10,181	10,025	8,913

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80% Secured Debt (Maturity — May 12, 2022)(19)	7,660	7,547	6,414

Hyperion Materials & Technologies, Inc.(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity — August 28, 2026)(9)	22,500	22,066	22,275

iEnergizer Limited(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.79%, Secured Debt (Maturity — April 17, 2024)(9)	12,963	12,848	12,962

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity — April 30, 2024)(9)	18,577	18,178	18,217

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.28%, Secured Debt (Maturity — November 19, 2023)(9)	18,799	18,487	18,799
			Member Units (1,558,333 units)		1,558	1,260

					20,045	20,059

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity — December 17, 2022)(19)	5,242	5,174	5,242
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		103	103
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		60	60
			Member Units (Industrial Services Investments, LLC) (900 units)		900	510

					6,237	5,915

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity — November 30, 2020)	7,762	7,584	7,684

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Interface Security Systems, L.L.C(10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.77%, Secured Debt (Maturity — August 7, 2023)(9)	7,500	7,363	7,363

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity — July 19, 2025)(9)	20,130	20,033	20,180

Invincible Boat Company, LLC.(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity — August 28, 2025)(9)	9,872	9,773	9,773

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity — June 14, 2025)(9)	5,943	5,893	4,273

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity — May 2, 2023)(9)	14,775	14,669	14,775

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity — May 26, 2021)(9)	4,059	4,055	4,059

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91% Secured Debt (Maturity — August 21, 2024)(9)	4,016	3,942	3,942
			Common Stock (472,579 shares)		4,429	4,429

					8,371	8,371

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — March 29, 2024)(9)	7,462	7,326	7,463

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 7.52%, Secured Debt (Maturity — December 20, 2024)	19,285	19,189	19,164

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.89%, Secured Debt (Maturity — August 7, 2020)(9)	2,145	2,145	1,990
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,498	2,697

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon Plus PIK 11.64%, Secured Debt (Maturity — November 19, 2021)(9)(19)	11,312	11,166	10,638

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 6.74%, Secured Debt (Maturity — May 9, 2026)	14,925	14,713	14,738

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,746	3,682

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity — September 25, 2023)(9)	13,754	13,625	13,751

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity — December 22, 2024)(9)	18,381	18,199	18,197

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	25
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		49	16

					174	41

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity — May 1, 2023)(9)	9,458	9,458	8,761

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.75%, Secured Debt (Maturity — August 28, 2022)(9)	11,335	11,070	11,109

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Lynx FBO Operating LLC(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity — September 30, 2024)(9)	13,750	13,451	13,451
			Member Units (3,704 units)		500	500

					13,951	13,951

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity — December 22, 2025)	16,648	16,528	16,643
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative)(8)(19)		1,775	1,775

					18,303	18,418

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.01%, Secured Debt (Maturity — April 29, 2024)(9)	19,950	19,855	19,950

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity — October 24, 2024)(9)(19)	14,879	14,556	14,187

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.52%, Secured Debt (Maturity — April 26, 2024)(9)	4,181	4,134	3,247

NinjaTrader, LLC(10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.90%, Secured Debt (Maturity — December 18, 2024)(9)	9,675	9,490	9,490

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 9.91%, Secured Debt (Maturity — March 2, 2022)	23,417	23,268	23,147

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.52%, Secured Debt (Maturity — November 27, 2020)(9)	7,584	7,300	6,417

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.76%, Secured Debt (Maturity — October 17, 2022)(9)	21,060	20,673	20,749

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity — June 7, 2022)(9)	4,879	4,874	4,879

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity — November 15, 2026)(14)	4,868	4,868	463

PaySimple, Inc.(10)	September 9, 2019	Leading technology services commerce platform
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity — August 23, 2025)(9)	15,845	15,586	15,766

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14.00% PIK Unsecured Debt (Maturity — October 15, 2021)(19)	456	456	341
			18.00% PIK Unsecured Debt (Maturity — June 30, 2022)(19)	319	319	319
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	100

					1,574	760

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration — July 7, 2020; Strike price — $0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 9.75%, Secured Debt (Maturity — May 1, 2026)	9,000	8,965	8,865

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44% / 2.00% PIK, Current Coupon Plus PIK 9.44%, Secured Debt (Maturity — November 30, 2023)(9)(19)	8,491	8,491	8,414

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.41%, Secured Debt (Maturity — December 20, 2024)(9)	18,115	17,590	18,140

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration — October 20, 2025; Strike price — $14.28 per unit)		425	—
			Member Units (2,779 units)		46	18

					471	18

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,380

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity — June 9, 2021)(9)	6,675	6,657	6,675

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity — August 9, 2022)(9)	18,484	18,332	18,669

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.98%, Secured Debt (Maturity — September 12, 2024)(9)(22)	14,546	14,348	13,530

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

TEAM Public Choices, LLC(10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity — September 20, 2024)(9)	16,844	16,680	16,680

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares)(8)		2,000	2,620

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity — September 25, 2025)(9)	5,500	5,440	5,143

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity — January 26, 2023)(9)	8,984	8,793	9,074

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity — October 31, 2022)(9)(24)	15,527	15,394	15,392

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity — September 30, 2025)(9)	571	571	571
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity — December 31, 2025)(9)	1,637	1,637	1,637
			Member Units (16,321 units)		245	245

					2,453	2,453

USA DeBusk LLC(10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity — October 22, 2024)(9)	30,000	29,423	29,423

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.02%, Secured Debt (Maturity — May 2, 2023)(9)	17,088	16,887	16,447

Vida Capital, Inc(11)	October 10, 2019	Alternative Asset Manager
			LIBOR Plus 6.00%, Current Coupon 7.93%, Secured Debt (Maturity — October 1, 2026)	18,500	18,232	18,315

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity — March 1, 2023)(9)(14)	10,063	10,030	5,301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity — April 3, 2023)(9)	4,963	4,784	4,939
			Preferred Stock (70,207 shares)		767	1,610
			Warrants (69,675 equivalent shares; Expiration — April 3, 2029; Strike price — $10.92 per share)		—	1,630

					5,551	8,179

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.57% / 1.00% PIK, Current Coupon Plus PIK 12.57%, Secured Debt (Maturity — September 29, 2022)(9)(19)(23)	7,136	7,022	7,129
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.67% / 1.00% PIK, Current Coupon Plus PIK 11.67%, Secured Debt (Maturity — September 29, 2022)(9)(19)(23)	6,201	6,132	6,200

					13,154	13,329

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.60% Secured Debt (Maturity — August 9, 2024)(9)	14,531	14,412	14,404

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration — June 15, 2022; Strike price — $0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (80.7% of net assets at fair value)					$1,297,587	$1,239,316

Total Portfolio Investments, December 31, 2019					$2,427,718	$2,602,324

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2019. As noted in this schedule, 64% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.06%.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $17.6 million Canadian Dollars and receive $13.4 million U.S. Dollars with a settlement date of September 14, 2020. The unrealized depreciation on the forward foreign currency contract is $0.2 million as of December 31, 2019.

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

(24)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 7.14% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such lower rate.

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

(27)
Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Scaffold Holdings, Inc.(10)	June 14, 2016	Marine Scaffolding Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity — March 31, 2022)(9)	6,656	6,592	6,623

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity — December 8, 2021)(9)	15,940	15,186	13,310

Apex Linen Service, Inc.	October 30, 2015	Industrial Launderers
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity — October 30, 2022)(9)	2,400	2,400	2,400
			16% Secured Debt (Maturity — October 30, 2022)	14,416	14,357	14,357

					16,757	16,757

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity — June 15, 2025)	12,452	10,633	9,464

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity — November 13, 2019)(9)	15,394	15,351	15,394

Arise Holdings, Inc.(10)	March 12, 2018	Tech-Enabled Business Process Outsourcing
			Preferred Stock(1,000,000 shares)		1,000	1,704

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity — August 31, 2023)(9)	4,660	4,559	4,559
			13.25% PIK Secured Debt (Maturity — December 1, 2023)(19)	1,624	1,587	1,587

					6,146	6,146

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity — June 22, 2021)(9)	4,385	4,346	3,943

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity — August 23, 2022)(9)	12,739	12,707	12,389

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity — October 6, 2021)(9)	13,884	13,821	13,867

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity — June 7, 2023)(9)	6,370	6,128	6,048
			Common Stock (177,130 shares)		5,309	2,746

					11,437	8,794

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity — January 5, 2015)(14)(17)	2,908	2,908	44

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity — December 5, 2022)(9)	2,925	2,876	2,750

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity — June 30, 2023)(9)	15,423	15,355	15,384
			Member Units (42,207 units)		4,221	4,290

					19,576	19,674
CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity — August 3, 2022)(9)	11,250	11,163	10,939

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity — June 22, 2023)(19)	5,839	5,839	5,723
			Warrants (915,734 equivalent units; Expiration — December 23, 2023; Strike price — $1.50 per unit)		474	60

					6,313	5,783

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2018
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity — February 12, 2021)(9)	10,146	10,074	10,044

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.12%, Secured Debt (Maturity — April 13, 2023)(9)	12,492	12,260	11,580
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		778	778
			Class A Preferred Member Units (776,316 units)(8)		776	1,300

					13,814	13,658

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00%(Floor 1.00%), Current Coupon 10.80%, Secured Debt(Maturity — July 17, 2023)(9)	5,600	5,495	5,495

Elite SEM INC.(10)	August 31, 2018	Provider of Digital Marketing Agency Services
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity — February 1, 2022)(9)(23)	6,875	6,750	6,750

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,661	2,003
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)(8)		2,103	1,153
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,430	3,784
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		7,629	7,692
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		5,881	4,538
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		5,423	5,051

					29,127	24,221

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.27%, Secured Debt (Maturity — October 29, 2025)(9)	9,000	8,911	8,595

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

2.    Basis of Presentation

       Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB")

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Codification ("ASC") 946, Financial Services — Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see "Note C — Fair Value Hierarchy for Investments and Debentures — Portfolio Composition — Investment Portfolio Composition" for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017 and financial position as of December 31, 2019 and 2018, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the current presentation.

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

       Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 57 LMM portfolio companies for the year ended December 31, 2019, representing approximately 94% of the total LMM portfolio at fair value as of December 31, 2019, and on a total of 54 LMM portfolio companies for the year ended December 31, 2018, representing approximately 87% of the total LMM portfolio at fair value as of December 31, 2018. Excluding its investments in LMM portfolio companies that, as of December 31, 2019 and 2018, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2019 and 2018 was 99% and 98% of the total LMM portfolio at fair value as of December 31, 2019 and 2018, respectively.

       For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 91% and 94% of the Middle Market portfolio investments as of December 31, 2019 and 2018, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 37 Private Loan portfolio companies for the year ended December 31, 2019, representing approximately 62% of the total Private Loan portfolio at fair value as of December 31, 2019, and on a total of 27 Private Loan portfolio companies for the year ended December 31, 2018, representing approximately 57% of the total Private Loan portfolio at fair value as of December 31, 2018. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2019 and 2018, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2019 and 2018 was 94% and 91% of the total Private Loan portfolio at fair value as of December 31, 2019 and 2018, respectively.

       For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.1% and 4.4% of Main Street's Investment Portfolio at fair value as of December 31, 2019 and 2018, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

       The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2019 and 2018 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

       At December 31, 2019, cash balances totaling $51.2 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

       As of December 31, 2019, Main Street's total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost. As of December 31, 2018,

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Main Street's total Investment Portfolio had six investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.9% of its cost.

       Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2019, 2018 and 2017, (i) approximately 2.0%, 1.0% and 2.4%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0%, 1.0% and 1.6%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

       A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$187,381	$177,103	$161,934
Dividend income	49,782	46,471	34,704
Fee income	6,210	9,781	9,103

Total interest, fee and dividend income	$243,373	$233,355	$205,741

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

       To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2019, 2018 and 2017, approximately 2.7%, 3.0% and 3.6%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

       In December 2017, the "Tax Cuts and Jobs Act" legislation was enacted. The Tax Cuts and Jobs Act included significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, Main Street has accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act beginning with the period ended December 31, 2017.

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

       Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. The Company's stockholders' equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Recently Issued or Adopted Accounting Standards

       In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance significantly enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606) — Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The guidance was effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Substantially all of Main Street's income is outside the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), Main Street has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, Main Street's timing of its income recognition remains the same and the adoption of the standard did not have a material impact on the consolidated financial statements.

       In February 2016, the FASB issued ASU 2016-02, Leases, which amended the FASB Accounting Standards Codification and created ASC 842, Leases ("ASC 842"), to require lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months, utilizing a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance in ASC 842 also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Main Street adopted ASC 842 effective January 1, 2019. Under ASC 842, Main Street evaluates leases to determine if the leases are considered financing or operating leases. Main Street currently has one operating lease for office space for which it has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease asset is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

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

       In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. Main Street adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. Main Street adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       As of December 31, 2019 and 2018, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018

       As of December 31, 2019 and 2018, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

       As of December 31, 2019 and 2018, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

       As of December 31, 2019 and 2018, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of December 31, 2019 and 2018:

Type of Investment	Fair Value as of December 31, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$819,749	Discounted cash flow	WACC	9.6% - 20.3%	13.6%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 8.5x(2)	7.2x	6.4x
Debt investments	$1,212,741	Discounted cash flow	Risk adjusted discount factor	5.9% - 16.5%(2)	10.4%	10.0%
			Expected principal recovery percentage	1.4% - 100.0%	99.3%	100.0%
Debt investments	$569,834	Market approach	Third-party quote	28.1 - 101.0	94.7	98.0

Total Level 3 investments	$2,602,324

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.5x - 15.0x and the range for risk adjusted discount factor is 4.6% - 38.0%.

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the years ended December 31, 2019 and 2018 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2018	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2019
Debt	$1,686,753	$—	$(471,923)	$595,285	$35,204	$(43,969)	$(18,775)	$1,782,575
Equity	$755,710	$—	$(24,322)	$46,046	$(15,287)	$26,809	$20,582	$809,538
Equity Warrant	$11,446	$—	$1,217	$316	$(1,090)	$129	$(1,807)	$10,211

	$2,453,909	$—	$(495,028)	$641,647	$18,827	$(17,031)	$—	$2,602,324

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

       As of December 31, 2019 and 2018, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which are recorded at fair value were categorized as Level 3. Main Street determines the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzes the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value is the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value are the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. Significant increases (decreases) in the estimated market interest rates in isolation would result in a significantly lower (higher) fair value measurement.

       The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2019 and 2018 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$21,927	Discounted cash flow	Estimated market interest rates	3.2% - 3.5%	3.2%

Type of Instrument	Fair Value as of December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$44,688	Discounted cash flow	Estimated market interest rates	5.5% - 5.8%	5.6%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2019 and 2018 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,450)	$21,927

Type of Instrument	Fair Value as of December 31, 2017	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of December 31, 2018
SBIC debentures at fair value	$48,608	$(4,000)	$1,374	$—	$(1,294)	$44,688

       At December 31, 2019 and 2018, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,206,865	$—	$—	$1,206,865
Middle Market portfolio investments	522,083	—	—	522,083
Private Loan portfolio investments	692,117	—	—	692,117
Other Portfolio investments	106,739	—	—	106,739
External Investment Manager	74,520	—	—	74,520

Total investments	$2,602,324	$—	$—	$2,602,324

SBIC debentures at fair value	$21,927	$—	$—	$21,927

		Fair Value Measurements
		(in thousands)
At December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,195,035	$—	$—	$1,195,035
Middle Market portfolio investments	576,929	—	—	576,929
Private Loan portfolio investments	507,892	—	—	507,892
Other Portfolio investments	108,305	—	—	108,305
External Investment Manager	65,748	—	—	65,748

Total investments	$2,453,909	$—	$—	$2,453,909

SBIC debentures at fair value	$44,688	$—	$—	$44,688

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

       Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the years ended December 31, 2019, 2018 and 2017 are net of expenses allocated to the External Investment Manager of $6.7 million, $6.8 million and $6.4 million, respectively.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies. For the years ended December 31, 2019, 2018 and 2017, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

       The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost — debt	65.9%	94.8%	94.6%
% of portfolio at cost — equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.6%	9.5%
Average EBITDA(c)	$5.1	$85.0	$57.8

(a)
At December 31, 2019, Main Street had equity ownership in approximately 99% of Main Street's LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

       As of December 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $108.3 million in fair value and approximately $116.0 million in cost basis and which comprised approximately 4.4% of Main Street's Investment Portfolio at fair value.

       As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of Main Street's Investment Portfolio at fair value. As of December 31, 2018, there was no cost basis in this investment and the investment had a fair value of approximately $65.7 million, which comprised approximately 2.7% of Main Street's Investment Portfolio at fair value.

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market portfolio investments and Private Loan portfolio investments, as of December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2019	December 31, 2018
First lien debt	78.2%	77.1%
Equity	17.2%	16.6%
Second lien debt	3.5%	5.3%
Equity warrants	0.6%	0.6%
Other	0.5%	0.4%

	100.0%	100.0%

Fair Value:	December 31, 2019	December 31, 2018
First lien debt	70.1%	69.0%
Equity	26.0%	25.5%
Second lien debt	3.0%	4.6%
Equity warrants	0.4%	0.5%
Other	0.5%	0.4%

	100.0%	100.0%

       The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2019	December 31, 2018
Southwest	25.0%	26.7%
West	24.6%	27.2%
Midwest	20.6%	19.4%
Northeast	14.8%	14.3%
Southeast	13.2%	10.0%
Canada	1.2%	1.4%
Other Non-United States	0.6%	1.0%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2019	December 31, 2018
Southwest	26.7%	28.4%
West	25.1%	28.2%
Midwest	20.6%	18.9%
Northeast	14.4%	13.4%
Southeast	11.6%	8.9%
Canada	1.1%	1.2%
Other Non-United States	0.5%	1.0%

	100.0%	100.0%

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2019 and 2018 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2019	December 31, 2018
Machinery	7.7%	6.5%
Commercial Services & Supplies	6.1%	4.9%
Construction & Engineering	5.4%	7.5%
Energy Equipment & Services	5.4%	6.4%
Media	5.3%	6.5%
Aerospace & Defense	4.9%	3.8%
IT Services	4.6%	3.8%
Health Care Providers & Services	4.5%	2.8%
Internet Software & Services	4.1%	4.1%
Diversified Telecommunication Services	3.9%	4.8%
Leisure Equipment & Products	3.8%	3.9%
Hotels, Restaurants & Leisure	3.7%	3.3%
Oil, Gas & Consumable Fuels	3.6%	3.0%
Electronic Equipment, Instruments & Components	3.5%	3.5%
Specialty Retail	3.1%	4.2%
Communications Equipment	3.1%	2.5%
Food Products	3.0%	3.8%
Professional Services	2.9%	2.6%
Software	2.4%	2.6%
Computers & Peripherals	2.3%	2.6%
Diversified Financial Services	1.9%	0.6%
Containers & Packaging	1.7%	1.9%
Road & Rail	1.4%	1.8%
Building Products	1.3%	1.6%
Distributors	1.1%	1.7%
Construction Materials	1.0%	1.8%
Transportation Infrastructure	1.0%	0.5%
Food & Staples Retailing	1.0%	0.8%
Chemicals	1.0%	0.0%
Internet & Catalog Retail	0.9%	1.1%
Other(1)	4.4%	5.1%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value:	December 31, 2019	December 31, 2018
Machinery	9.9%	8.8%
Construction & Engineering	5.6%	7.9%
Commercial Services & Supplies	5.5%	4.4%
Energy Equipment & Services	4.9%	5.7%
IT Services	4.8%	3.9%
Media	4.7%	5.4%
Aerospace & Defense	4.7%	3.5%
Health Care Providers & Services	4.3%	2.7%
Internet Software & Services	3.8%	3.8%
Computers & Peripherals	3.8%	3.8%
Leisure Equipment & Products	3.5%	3.7%
Specialty Retail	3.4%	4.2%
Hotels, Restaurants & Leisure	3.3%	3.2%
Diversified Telecommunication Services	3.3%	4.0%
Oil, Gas & Consumable Fuels	3.2%	2.7%
Food Products	2.7%	3.5%
Software	2.7%	2.9%
Electronic Equipment, Instruments & Components	2.7%	2.8%
Communications Equipment	2.7%	2.2%
Diversified Consumer Services	2.2%	2.9%
Professional Services	2.2%	2.4%
Diversified Financial Services	2.1%	0.9%
Containers & Packaging	1.7%	1.8%
Construction Materials	1.5%	2.1%
Road & Rail	1.5%	1.8%
Building Products	1.2%	1.6%
Distributors	1.0%	1.5%
Transportation Infrastructure	1.0%	0.5%
Food & Staples Retailing	1.0%	0.7%
Other(1)	5.1%	4.7%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2019 and 2018, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

       In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment test, the asset test and the income test. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from each Control Investment for the period being tested by the absolute value of Main Street's pre-tax income for the same period. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires Main Street to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of Main Street's total investments at fair value, total assets or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of Main Street's annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of Main Street's year-to-date total amounts.

       As of December 31, 2019 and 2018, Main Street had no single investment that represented greater than 10% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the year ended December 31, 2019 and 2018, Main Street determined that its income from three of its Control Investments individually generated more than 10% of its total income, primarily due to the unrealized appreciation and dividend income that was recognized relating to the investments. As such, GJH, GRT and the wholly owned External Investment Manager were each considered significant subsidiaries at the 10% income level (see further discussion and summarized financial information of the External Investment Manager in Note D). Additionally, after performing the income test for the year ended December 31, 2017, Main Street determined that its income from one of its Control Investments individually generated more than 10% of its total income, primarily due to unrealized appreciation that was recognized on the investment. As such, CBT, an unconsolidated portfolio company that was a Control Investment, but for which Main Street was not the majority owner and did not have rights to maintain greater than 50% of the board representation, was considered a significant subsidiary at the 10% level as of December 31, 2017.

       The following table shows the summarized financial information for CBT:

	As of December 31,
	2019	2018
	(dollars in thousands)
Balance Sheet Data
Current Assets	$3,581	$4,025
Noncurrent Assets	10,916	11,372
Current Liabilities	12,464	15,103
Noncurrent Liabilities	—	—

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Summary of Operations
Total Revenue	$34,236	$39,209	$40,802
Gross Profit	29,788	35,160	35,837
Income from Operations	1,864	3,978	9,018
Net Income	1,814	4,868	18,379

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The following table shows the summarized financial information for GJH:

	As of December 31,
	2019	2018
Balance Sheet Data
Current Assets	$19,936	$16,983
Noncurrent Assets	31,945	32,763
Current Liabilities	8,472	7,711
Noncurrent Liabilities	24,756	25,239

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Summary of Operations
Total Revenue	$58,863	$53,998	$42,429
Gross Profit	23,430	21,702	17,067
Income from Operations	7,005	6,478	3,149
Net Income	5,552	2,648	(486)

       The following table shows the summarized financial information for GRT:

	As of December 31,
	2019	2018
	(dollars in thousands)
Balance Sheet Data
Current Assets	$10,256	$8,399
Noncurrent Assets	20,921	24,242
Current Liabilities	6,713	2,870
Noncurrent Liabilities	22,412	14,445

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Summary of Operations
Total Revenue	$39,908	$37,821	$31,165
Gross Profit	11,064	9,526	6,737
Income from Operations	6,404	4,934	2,329
Net Income	3,128	2,470	(103)
NOTE D — EXTERNAL INVESTMENT MANAGER

       As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

       During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the years ended December 31, 2019, 2018 and 2017, the External Investment Manager earned $13.1 million, $11.6 million and $10.9 million, respectively, in fee income, which consisted of $11.1 million of base management fees and $2.0 million in incentive fees in 2019 compared to $11.6 million and $10.9 million of base management fees for the comparable period in 2018 and 2017, respectively, under the sub-advisory agreement with HMS Adviser.

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

       Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2019, 2018 and 2017, Main Street allocated $6.7 million, $6.8 million and $6.4 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the years ended December 31, 2019, 2018 and 2017, the total contribution to Main Street's net investment income was $11.7 million, $10.6 million and $9.4 million, respectively.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Management fee income	$11,116	$11,592	$10,946
Incentive fees	1,972	—	—

Total revenues	13,088	11,592	10,946
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,388)	(4,324)	(3,989)
Other G&A expenses	(2,284)	(2,444)	(2,381)

Total allocated expenses	(6,672)	(6,768)	(6,370)

Pre-tax income	6,416	4,824	4,576
Tax expense	(1,427)	(1,002)	(1,544)

Net income	$4,989	$3,822	$3,032

	As of December 31, 2019	As of December 31, 2018
	(dollars in thousands)
Cash	$—	$—
Accounts receivable — HMS Income	2,708	2,947

Total assets	$2,708	$2,947

Accounts payable to MSCC and its subsidiaries	$1,592	$1,786
Dividend payable to MSCC and its subsidiaries	1,116	1,161
Equity	—	—

Total liabilities and equity	$2,708	$2,947

NOTE E — DEBT

SBIC Debentures

       Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street, through the Funds, has an effective maximum amount of $347.0 million as a result of certain voluntary prepayments of SBIC debentures under historical commitments from the SBA. SBIC debentures payable were $311.8 million and $345.8 million at December 31, 2019 and 2018, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the year ended December 31, 2019, Main Street received a $25.0 million commitment from the SBA in order to issue new SBIC debentures in the future and opportunistically prepaid $34.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $5.7 million due primarily to the previously recognized gain recorded as a result of recording the MSC II

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debentures at fair value on the date of the acquisition of the majority interests of MSC II. The effect of the realized loss is substantially offset by the reversal of all previously recognized unrealized depreciation due to fair value adjustments since the date of the acquisition. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.6% and 3.7% as of December 31, 2019 and 2018, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of December 31, 2019 was approximately 5.1 years. For the years ended December 31, 2019, 2018 and 2017, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $12.7 million, $12.8 million and $10.5 million, respectively. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

       As of December 31, 2019, the recorded value of the SBIC debentures was $306.2 million which consisted of (i) $21.9 million recorded at fair value, or $0.1 million less than the $22.0 million par value of the SBIC debentures issued by MSC II, (ii) $139.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $138.5 million that was net of unamortized debt issuance costs of $1.3 million and (iii) $150.0 million par value of SBIC debentures issued by MSC III with a recorded value of $145.7 million that was net of unamortized debt issuance costs of $4.3 million. As of December 31, 2019, if Main Street had adopted the fair value option under ASC 825 for all of its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $310.2 million, or $1.6 million less than the $311.8 million face value of the SBIC debentures.

       The maturity dates and fixed interest rates for Main Street's SBIC Debentures as of December 31, 2019 and 2018 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2019	December 31, 2018
9/1/2019	4.95%	—	16,000,000
3/1/2020	4.51%	—	10,000,000
9/1/2020	3.50%	35,000,000	35,000,000
9/1/2020	3.93%	2,000,000	10,000,000
3/1/2021	4.37%	10,000,000	10,000,000
3/1/2021	4.60%	20,000,000	20,000,000
9/1/2021	3.39%	10,000,000	10,000,000
9/1/2022	2.53%	5,000,000	5,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	39,000,000	39,000,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	43,000,000
9/1/2028	3.55%	32,000,000	32,000,000

Ending Balance		311,800,000	345,800,000

Credit Facility

       Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $705.0 million from a diversified

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

group of 17 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

       Borrowings under the Credit Facility bear interest, subject to Main Street's election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (1.8% as of December 31, 2019) plus (i) 1.875% (or the applicable base rate (Prime Rate of 4.75% as of December 31, 2019) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

       At December 31, 2019, Main Street had $300.0 million in borrowings outstanding under the Credit Facility. As of December 31, 2019, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $11.0 million, $11.7 million and $10.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the interest rate on the Credit Facility was 3.6% (based on the LIBOR rate of 1.7% as of the most recent reset date of December 1, 2019 plus 1.875%). The average interest rate for borrowings under the Credit Facility during the year ended December 31, 2019 was 4.1%. As of December 31, 2019, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

       In April 2013, Main Street issued $92.0 million, including the underwriters' full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the "6.125% Notes"). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes, effective April 1, 2018 (the "Redemption Date"), at par value plus the accrued and unpaid interest thereon from January 1, 2018 through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs. Main Street recognized interest expense related to the 6.125% Notes, including amortization of unamortized deferred issuance costs, of $1.5 million and $5.9 million for the years ended December 31 2018 and 2017, respectively.

4.50% Notes due 2019

       In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, Main Street repaid the entire principal amount of the issued and outstanding 4.50% Notes

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due 2019, effective December 1, 2019 (the "Maturity Date"), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date. Main Street recognized interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, of $7.9 million for the year ended December 31, 2019 and $8.6 million for each of the years ended December 31 2018 and 2017.

4.50% Notes due 2022

       In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 mature on December 1, 2022, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2019, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $183.2 million was net of unamortized debt issuance costs of $1.8 million. As of December 31, 2019, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $194.8 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $8.9 million, $9.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

       The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of December 31, 2019, Main Street was in compliance with these covenants.

5.20% Notes

       In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mature on May 1, 2024, and may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $324.1 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2019, the outstanding balance of the 5.20% Notes was $325.0 million and the recorded value of $324.6 million was net of unamortized debt issuance costs of $0.4 million. As of December 31, 2019, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $350.9 million. Main Street recognized interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, of $9.7 million for the year ended December 31, 2019.

       The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of December 31, 2019, Main Street was in compliance with these covenants.

Contractual Payment Obligations

       A summary of Main Street's contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2019 is as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
SBIC debentures	$37,000	$40,000	$5,000	$16,000	$63,800	$150,000	$311,800
4.50% Notes due 2022	—	—	185,000	—	—	—	185,000
5.20% Notes due 2024	—	—	—	—	325,000	—	325,000
Credit Facility	—	—	—	300,000	—	—	300,000

Total	$37,000	$40,000	$190,000	$316,000	$388,800	$150,000	$1,121,800

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Securities

       Information about Main Street's senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
SBIC Debentures
2010	$180,000	2,030	—	N/A
2011	220,000	2,202	—	N/A
2012	225,000	2,763	—	N/A
2013	200,200	2,476	—	N/A
2014	225,000	2,323	—	N/A
2015	225,000	2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
Credit Facility
2010	$39,000	2,030	—	N/A
2011	107,000	2,202	—	N/A
2012	132,000	2,763	—	N/A
2013	237,000	2,476	—	N/A
2014	218,000	2,323	—	N/A
2015	291,000	2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
6.125% Notes
2013	$90,882	2,476	—	$24.35
2014	90,823	2,323	—	24.78
2015	90,738	2,368	—	25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
4.50% Notes Due 2019
2014	$175,000	2,323	—	N/A
2015	175,000	2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
4.50% Notes Due 2022
2017	$185,000	2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
5.20% Notes Due 2024
2019	325,000	2,363	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of Main Street's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The "—" indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Average market value per unit for the 6.125% Notes represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for the SBIC debentures, Credit Facility, 4.50% Notes due 2019, 4.50% Notes due 2022 and 5.20% Notes are not applicable because these are not registered for public trading.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2019	2018	2017	2016	2015
NAV at the beginning of the period	$24.09	$23.53	$22.10	$21.24	$20.85
Net investment income(1)	2.50	2.60	2.39	2.23	2.18
Net realized gain (loss)(1)(2)	(0.33)	(0.03)	0.19	0.56	(0.43)
Net unrealized appreciation (depreciation)(1)(2)	(0.09)	0.32	0.86	(0.14)	0.20
Income tax benefit (provision)(1)(2)	(0.02)	(0.09)	(0.43)	0.02	0.18

Net increase in net assets resulting from operations(1)	2.06	2.80	3.01	2.67	2.13
Dividends paid from net investment income	(2.91)	(2.69)	(2.47)	(1.99)	(2.49)
Distributions from capital gains	—	(0.16)	(0.32)	(0.74)	(0.16)

Total dividends paid	(2.91)	(2.85)	(2.79)	(2.73)	(2.65)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.55	0.47	1.07	0.76	0.74
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.12	0.09	0.06	0.08	0.12
Other(3)	0.01	0.06	0.09	0.09	0.06

NAV at the end of the period	$23.91	$24.09	$23.53	$22.10	$21.24

Market value at the end of the period	$43.11	$33.81	$39.73	$36.77	$29.08
Shares outstanding at the end of the period	64,252,937	61,264,861	58,660,680	54,354,857	50,413,744

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

	2019	2018	2017	2016	2015
	(dollars in thousands)
NAV at end of period	$1,536,390	$1,476,049	$1,380,368	$1,201,481	$1,070,894
Average NAV	$1,517,615	$1,441,163	$1,287,639	$1,118,567	$1,055,313
Average outstanding debt	$1,055,800	$947,694	$843,993	$801,048	$759,396
Ratio of total expenses, including income tax expense, to average NAV(1)	5.75%	5.75%	7.37%	5.48%	4.63%
Ratio of operating expenses to average NAV(2)	5.67%	5.32%	5.47%	5.59%	5.45%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	2.36%	2.30%	2.63%	2.58%	2.41%
Ratio of net investment income to average NAV	10.37%	10.87%	10.51%	10.35%	10.15%
Portfolio turnover ratio	18.86%	29.13%	38.18%	24.63%	25.37%
Total investment return(3)	36.86%	(8.25)%	16.02%	37.36%	8.49%
Total return based on change in NAV(4)	8.78%	12.19%	14.20%	12.97%	11.11%

(1)
Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.

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

NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

       During 2019, Main Street paid supplemental dividends of $0.250 per share in June 2019 and $0.240 per share in December 2019, regular monthly dividends of $0.195 per share for each month of January through March 2019, regular monthly dividends of $0.200 per share for each month of April through June 2019 and regular monthly dividends of $0.205 per share for each month of July through December 2019, with such dividends totaling $182.8 million, or $2.905 per share. The 2019 regular monthly dividends, which total $151.6 million, or $2.415 per share, represent a 5.2% increase from the regular monthly dividends paid per share for the year ended 2018. For tax purposes, the 2019 dividends, which included the effects of dividends on an accrual basis, total $2.915 per share and were comprised of (i) ordinary income totaling approximately $2.636 per share, (ii) qualified dividend income totaling approximately $0.249 per share and (iii) long term capital gain totaling approximately $0.031 per share. As of December 31, 2019, Main Street estimates that it has generated undistributed taxable income of approximately $42.3 million, or $0.66 per share, that will be carried forward toward distributions to be paid in 2020. For the years ended December 31, 2018 and 2017, Main Street paid total dividends of approximately $170.9 million, or $2.845 per share, and $157.6 million, or $2.785 per share, respectively.

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

       Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital. The tax character of distributions paid for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Ordinary income(1)	$166,280	$136,934	$126,540
Qualified dividends	15,451	12,277	4,656
Distributions of long term capital gains	1,858	22,513	27,479

Distributions on tax basis	$183,589	$171,724	$158,675

(1)
The years ended December 31, 2019, 2018 and 2017 include $1.6 million, $1.4 million and $1.5 million, respectively, that was reported as compensation for services for tax purposes in accordance with Section 83 of the Code.

       Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
	2019	2018	2017
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$129,569	$168,213	$170,622
Book-tax difference from share-based compensation expense	(354)	(1,430)	(867)
Net unrealized (appreciation) depreciation	5,754	(19,275)	(48,757)
Income tax provision	1,242	6,152	24,471
Pre-tax book (income) loss not consolidated for tax purposes	(30,690)	(454)	2,357
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	65,686	17,649	10,844

Estimated taxable income(1)	171,207	170,855	158,670
Taxable income earned in prior year and carried forward for distribution in current year	41,489	42,357	42,362
Taxable income earned prior to period end and carried forward for distribution next period	(42,281)	(53,436)	(53,503)
Dividend payable as of period end and paid in the following period	13,174	11,948	11,146

Total distributions accrued or paid to common stockholders	$183,589	$171,724	$158,675

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street's consolidated statement of operations. Main Street's provision for income taxes was comprised of the following for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$1,019	$(2,398)	$1,865
State	1,408	1,688	1,415

Total current tax expense (benefit)	2,427	(710)	3,280
Deferred tax expense (benefit):
Federal	(1,267)	3,763	15,248
State	(1,037)	2,070	4,017

Total deferred tax expense (benefit)	(2,304)	5,833	19,265
Excise tax	1,119	1,029	1,926

Total income tax provision (benefit)	$1,242	$6,152	$24,471

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

       As of December 31, 2019, the cost of investments for U.S. federal income tax purposes was $2,330.6 million, with such investments having a gross unrealized appreciation of $507.6 million and gross unrealized depreciation of $235.8 million.

       Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2019 and 2018.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2019 and 2018 (amounts in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$32,778	$29,546
Interest Expense Carryforwards	10,079	5,199
Capital loss carryforwards	—	2,795
Other	2,041	1,532

Total deferred tax assets	44,898	39,072

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(31,851)	(37,137)
Net basis differences in portfolio investments	(29,196)	(18,961)

Total deferred tax liabilities	(61,047)	(56,098)

Total deferred tax asset (liabilities), net	$(16,149)	$(17,026)

       For the year ended December 31, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had no remaining net capital loss carryforwards as they had fully utilized their capital loss carryover from prior years of $9.9 million. At December 31, 2019, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward. In addition, for the year ended December 31, 2019, for U.S. federal income tax purposes at the RIC level, MSCC had net capital loss carryforwards totaling approximately $19.7 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSCC maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.

NOTE H — COMMON STOCK

       Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the year ended December 31, 2019, Main Street sold 2,247,187 shares of its common stock at a weighted-average price of $40.05 per share and raised $90.0 million of gross proceeds under the ATM Program. Net proceeds were $88.8 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2019, 8,359,150 shares remained available for sale under the ATM Program. As of December 31, 2019, sales transactions representing 11,596 shares had not settled and were not included in shares issued and outstanding on the face of the consolidated balance sheet, but were included in the weighted-average shares outstanding in the consolidated statements of operations and in the shares used to calculate net asset value per share.

       During the year ended December 31, 2018, Main Street sold 2,060,019 shares of its common stock at a weighted-average price of $38.48 per share and raised $79.3 million of gross proceeds under the ATM

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

       For the year ended December 31, 2019, $18.1 million of the total $182.8 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 441,927 newly issued shares. For the year ended December 31, 2018, $14.9 million of the total $170.9 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 394,403 newly issued shares. For the year ended December 31, 2017, $9.2 million of the total $157.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 234,513 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

       Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2019.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)

Restricted stock available for issuance as of December 31, 2019	1,886,946

       As of December 31, 2019, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)

Restricted stock available for issuance as of December 31, 2019	268,114

       For the years ended December 31, 2019, 2018 and 2017, Main Street recognized total share-based compensation expense of $10.1 million, $9.2 million and $10.0 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. As of December 31, 2019, there was $15.8 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years as of December 31, 2019.

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — COMMITMENTS AND CONTINGENCIES

       As of December 31, 2019, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$220
EnCap Energy Capital Fund IX, L.P.	308
EnCap Energy Capital Fund X, L.P.	1,661
EnCap Flatrock Midstream Fund II, L.P.	4,728
EnCap Flatrock Midstream Fund III, L.P.	803

$7,720
EIG Fund Investments	$4,666
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	2,544

$3,919
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	500

$3,500
Harris Preston Fund Investments
HPEP 3, L.P.	$2,526
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners — A, LP	506

$2,100
Construction Supply Investments, LLC	$495
Access Media Holdings, LLC	$284

Total equity commitments	$44,315

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Independent Pet Partners Intermediate Holdings, LLC	$12,236
SI East, LLC	7,500
Hunter Defense Technologies, Inc.	6,460
Fortna, Inc.	4,411
GS HVAM Intermediate, LLC	3,636
PaySimple, Inc.	3,318
GRT Rubber Technologies LLC	3,099
Arcus Hunting LLC	2,795
Echo US Holdings, LLC.	2,586
Centre Technologies Holdings, LLC	2,400
Boccella Precast Products LLC	2,000
PPL RVs, Inc.	2,000
Lynx FBO Operating LLC	1,875
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Meisler Operating LLC	1,600
Chisholm Energy Holdings, LLC	1,429
Hawk Ridge Systems, LLC	1,400
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
NRI Clinical Research, LLC	1,000
CompareNetworks Topco, LLC	1,000
Analytical Systems Keco, LLC	800
CTVSH, PLLC	800
HW Temps LLC	800
ASC Ortho Management Company, LLC	750
DTE Enterprises RLOC	750
Mac Lean-Fogg Company	735
PT Network, LLC	658
Invincible Boat Company, LLC.	648
TEAM Public Choices, LLC	614
Wireless Vision Holdings, LLC	592
HDC/HW Intermediate Holdings	320
American Nuts, LLC	281
Dynamic Communities, LLC	250
NinjaTrader, LLC	200

Total loan commitments	$76,125

Total commitments	$120,440

       Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total unrealized depreciation of $0.3 million on the outstanding unfunded commitments as of December 31, 2019.

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

       Total lease expense incurred by Main Street for each of the years ended December 31 2019, 2018 and 2017 was $0.7 million. As of December 31, 2019, the asset related to the operating lease was $4.8 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $5.6 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of December 31, 2019, the remaining lease term was 8.1 years and the discount rate was 4.2%.

       The following table shows future minimum payments under Main Street's operating lease as of December 31, 2019 (in thousands):

For the Years Ended December 31,	Amount
2020	$762
2021	776
2022	790
2023	804
2024	818
Thereafter	2,611

Total	$6,561

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

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — SELECTED QUARTERLY DATA (UNAUDITED)

	2019
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$61,365	$61,293	$60,068	$60,649
Net investment income	$39,491	$39,617	$39,012	$39,247
Net increase in net assets resulting from operations	$41,401	$38,254	$33,902	$16,014
Net investment income per share — basic and diluted	$0.64	$0.63	$0.62	$0.62
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.61	$0.54	$0.25

	2018
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$55,942	$59,869	$58,263	$59,280
Net investment income	$36,975	$39,512	$38,075	$42,083
Net increase in net assets resulting from operations	$34,517	$55,451	$68,740	$9,505
Net investment income per share — basic and diluted	$0.63	$0.66	$0.63	$0.69
Net increase in net assets resulting from operations per share — basic and diluted	$0.59	$0.93	$1.13	$0.16

	2017
	(dollars in thousands, except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$47,889	$50,271	$51,786	$55,795
Net investment income	$31,166	$32,693	$34,029	$37,483
Net increase in net assets resulting from operations	$31,450	$42,829	$34,899	$61,444
Net investment income per share — basic and diluted	$0.57	$0.58	$0.60	$0.64
Net increase in net assets resulting from operations per share — basic and diluted	$0.57	$0.76	$0.61	$1.05

NOTE M — RELATED PARTY TRANSACTIONS

       As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At December 31, 2019, Main Street had a receivable of approximately $2.7 million due from the External Investment Manager which included (i) approximately $1.6 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

       In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key

MAIN STREET CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2019, $8.0 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 119,064 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of December 31, 2019 represented 150,955 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE N — SUBSEQUENT EVENTS

       During February 2020, Main Street declared regular monthly dividends of $0.205 per share for each month of April, May and June 2020. These regular monthly dividends equal a total of $0.615 per share for the second quarter of 2020 and represent a 2.5% increase from the dividends declared for the second quarter of 2019. Including the dividends declared for the second quarter of 2020, Main Street will have paid $28.370 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Main Street Capital Corporation

Opinion on financial statement schedule

       We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB") the consolidated financial statements of Main Street Capital Corporation and subsidiaries (the "Company") referred to in our report dated February 28, 2020, which is included in the annual report on Form 10-K. Our audits of the consolidated financial statements also included the audit of the financial statement schedule (listed in the index appearing under Item 15(2)). In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

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
February 28, 2020

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2019
(dollars in thousands)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
Majority-owned investments

Café Brazil, LLC	Member Units	(8)	$—	$(2,340)	$233	$4,780	$—	$2,340	$2,440

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	1,175	10,928	17,176	21,000	7,104
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	3,595	27,755	46	—	27,801
	Preferred Member Units	(9)	—	—	438	—	7,438	275	7,163
	Preferred Member Units	(9)	—	(2,363)	250	9,745	—	2,363	7,382

Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(128)	1,367	12,080	29	1,328	10,781
	Member Units	(5)	—	(980)	269	10,610	—	980	9,630
	10% Secured Debt	(5)	—	—	115	1,161	—	24	1,137
	Member Units	(5)	—	110	—	350	110	—	460

CMS Minerals Investments	Member Units	(9)	—	(359)	41	2,580	—	680	1,900

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,270	—	8,924	636	8,288
	Preferred Member Units	(9)	—	1,035	2	—	3,010	—	3,010

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	110	2,391	17,848	159	2,300	15,707
	Preferred Stock	(9)	—	5,300	—	14,900	5,300	—	20,200

Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(57)	1,980	21,486	57	2,521	19,022
	Member Units	(5)	—	7,950	3,721	45,460	7,950	—	53,410

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(23)	1,226	9,740	5,299	23	15,016
	Member Units	(8)	—	8,390	11,152	39,060	8,390	—	47,450

Guerdon Modular Holdings, Inc.	16% Secured Debt	(9)	—	(12,018)	424	12,002	16	12,018	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	(1,010)	9	—	1,010	1,010	—
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	(134)	—	—	—	134	134	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	(140)	—	9,500	200	140	9,560

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(46)	1,669	14,350	46	996	13,400
	Preferred Member Units	(9)	—	1,520	345	13,520	1,520	—	15,040

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	22	406	3,355	4,001	3,356	4,000
	Member Units	(9)	—	3,180	953	5,090	3,180	—	8,270

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	3,265	28,775	71	3,864	24,982
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	357	3,970	—	31	3,939
	Member Units	(5)	—	168	108	992	168	—	1,160

Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(2)	10	—	402	402	—
	11% Secured Debt	(8)	—	(32)	608	8,339	3,532	11,871	—
	Preferred Equity	(8)	—	—	—	400	—	400	—
	Member Units	(8)	6,006	(2,167)	394	7,440	—	7,440	—
	9.5% Secured Debt	(8)	—	(4)	24	432	4	436	—
	Member Units	(8)	(139)	(5)	74	630	—	630	—

Market Force Information, LLC	8% Secured Debt	(9)	—	(92)	132	200	2,787	292	2,695
	6% Current / 6% PIK Secured Debt	(9)	—	(536)	3,103	22,624	533	536	22,621
	Member Units	(9)	—	(9,762)	—	13,100	1,942	9,762	5,280

MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	462	1,446	11,733	1,557	4,400	8,890
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	(148)	181	1,746	4	148	1,602
	12% Secured Debt	(9)	—	(255)	493	3,880	19	255	3,644
	Member Units	(9)	—	(4,098)	6	3,860	238	4,098	—
	9.5% Secured Debt	(9)	—	—	69	746	—	45	701
	Member Units	(9)	—	170	73	1,470	170	—	1,640

MSC Adviser I, LLC	Member Units	(8)	—	8,772	4,988	65,748	8,772	—	74,520

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	875	7,506	29	1,282	6,253
	Common Stock	(6)	—	8,200	219	210	8,200	—	8,410

PPL RVs, Inc.	LIBOR Plus 8.75% (Floor 0.50%)	(8)	—	(94)	1,463	15,100	41	3,023	12,118
	Common Stock	(8)	—	(450)	—	10,380	—	450	9,930

Principle Environmental, LLC	13% Secured Debt	(8)	—	(61)	935	7,477	61	1,141	6,397
(d/b.a TruHorizon	Preferred Member Units	(8)	—	300	2,317	13,090	300	—	13,390
Environmental Solutions)	Warrants	(8)	—	310	—	780	310	—	1,090

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	(741)	891	—	6,450	891	7,341	—
	Member Units	(7)	—	(1,490)	—	3,809	6,970	1,490	9,289

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
The MPI Group, LLC	9% Secured Debt	(7)	—	342	267	2,582	342	—	2,924
	Series A Preferred Units	(7)	(8)	(440)	—	440	8	448	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	(839)	137	2,479	—	839	1,640

Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	981	—	10,302	1,200	9,102
	Common Stock	(7)	—	—	68	—	4,655	—	4,655

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	271	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	349	—	3,740	349	—	4,089
	Common Stock	(9)	—	129	—	280	129	—	409

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	(2)	72	1,000	2	2	1,000
	12% Secured Debt	(8)	—	—	67	425	200	—	625
	14% Secured Debt	(8)	—	—	402	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	20	—	1,249	20	—	1,269

Other controlled investments

Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,171)	50	8,558	—	2,171	6,387
	Preferred Member Units(12)	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	448	—	5,245	35	5,210
	Preferred Member Units	(8)	—	—	—	—	3,200	—	3,200
	Warrants	(8)	—	—	—	—	316	—	316

ASC Interests, LLC	11% Secured Debt	(8)	—	—	201	1,622	17	—	1,639
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290

ATS Workholding, LLC	5% Secured Debt	(9)	—	(28)	364	4,390	225	94	4,521
	Preferred Member Units	(9)	—	(2,787)	—	3,726	—	2,787	939

Bond-Coat, Inc.	15% Secured Debt	(8)	—	(229)	1,853	11,596	106	229	11,473
	Common Stock	(8)	—	(1,070)	—	9,370	—	1,070	8,300

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,167	9,467	18	496	8,989
	Preferred Member Units	(9)	—	—	120	4,280	—	—	4,280

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,480	6,221	1,576	—	7,797
	Warrants	(6)	—	(520)	—	4,020	—	520	3,500
	13% Secured Debt	(6)	—	(6)	101	1,000	2	6	996
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000

CBT Nuggets, LLC	Member Units	(9)	—	(10,760)	300	61,610	—	10,760	50,850

Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	1,572	—	12,136	—	12,136
	Preferred Member Units	(8)	—	—	120	—	5,840	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	125	2,474	20,028	174	2,429	17,773
	Member Units	(8)	—	5,100	1,659	18,940	5,100	—	24,040
	Member Units	(8)	—	403	45	732	718	—	1,450

Charps, LLC	11.50% Secured Debt	(5)	—	(83)	675	11,888	1,695	13,583	—
	15% Secured Debt	(5)	—	—	175	—	2,000	—	2,000
	Preferred Member Units	(5)	—	4,650	579	2,270	4,650	—	6,920

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872

Datacom, LLC	8.00% Secured Debt	(8)	—	(75)	—	1,690	—	75	1,615
	10.50% PIK Secured Debt	(8)	—	361	—	9,786	361	5	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	(1,025)	2,944	25,511	87	7,146	18,452
	Preferred Member Units	(5)	—	(4,327)	200	8,466	1,035	4,327	5,174

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	472	5,099	18	602	4,515
	Member Units	(8)	—	(30)	—	2,590	—	30	2,560

Gulf Manufacturing, LLC	Member Units	(8)	—	(4,260)	671	11,690	—	4,260	7,430

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	25	—	320	40	280
	12.5% Secured Debt	(8)	—	—	1,619	12,594	28	129	12,493
	Member Units	(8)	—	(1,700)	—	4,120	—	1,700	2,420

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	329	—	1,133	2,524	500	3,157

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(100)	247	8,070	—	100	7,970

KBK Industries, LLC	Member Units	(5)	—	6,860	1,923	8,610	6,860	—	15,470

J&J Services, Inc.	11.50% Secured Debt	(7)	—	—	531	—	17,430	—	17,430
	Preferred Stock	(7)	—	—	—	—	7,160	—	7,160

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	770	3,063	13,990	770	—	14,760

NexRev LLC	11% Secured Debt	(8)	—	—	1,956	17,288	835	654	17,469
	Preferred Member Units	(8)	—	(1,580)	195	7,890	—	1,580	6,310

NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	11	—	200	200	—
	14% Secured Debt	(9)	—	(44)	971	6,685	44	748	5,981
	Warrants	(9)	—	570	—	660	570	—	1,230
	Member Units	(9)	—	2,510	32	2,478	2,510	—	4,988

NRP Jones, LLC	12% Secured Debt	(5)	—	—	776	6,376	—	—	6,376
	Member Units	(5)	—	(1,250)	323	5,960	—	1,250	4,710

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
NuStep, LLC	12% Secured Debt	(5)	—	—	2,556	20,458	44	799	19,703
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	930	1,920	16,020	930	—	16,950

Pegasus Research Group, LLC	Member Units	(8)	—	490	—	7,680	490	—	8,170

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	—	722
	Member Units	(8)	—	380	—	4,610	380	—	4,990
	Member Units	(8)	—	239	—	2,930	239	—	3,169

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	69	480	1,200	1,040	640
	12%, Secured Debt	(9)	—	—	2,021	16,246	26	—	16,272
	Preferred Member Units	(9)	—	—	—	7,476	660	—	8,136

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	260	(133)	5,809	—	—	—

Total Control investments			$4,797	$(980)	$92,414	$1,004,993	$219,523	$185,986	$1,032,721

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$781	$(691)	$—	$950	$—	$950	$—
	10% Secured Debt	(8)	—	—	66	—	1,040	202	838
	Preferred Member Units	(8)	—	1,200	(40)	3,980	1,200	—	5,180

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	182	2,655	20,312	8,729	1,954	27,087
	Member Units	(5)	—	2,760	—	5,780	2,760	—	8,540

BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	680	3,833	865	—	4,698
	Preferred Member Units	(8)	—	—	18	113	18	—	131
	Member Units	(8)	—	60	—	230	60	—	290

Boccella Precast Products LLC	LIBOR Plus 12% (Floor 1.00%)	(6)	—	(75)	2,187	15,724	475	2,955	13,244
	Member Units	(6)	—	1,094	236	5,080	1,190	—	6,270

Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,930)	611	6,176	—	6,176	—

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(187)	2,260	19,038	43	287	18,794
	Preferred Member Units	(7)	—	—	270	4,431	270	—	4,701

CAI Software LLC	11% Secured Debt	(6)	—	(34)	1,239	10,880	34	1,754	9,160
	Member Units	(6)	—	2,493	31	2,717	2,493	—	5,210

Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(24)	581	4,546	47	4,593	—
	Class A Units	(8)	—	620	39	2,120	620	—	2,740

Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—

Condit Exhibits, LLC	Member Units	(9)	1,850	(1,850)	132	1,950	—	1,950	—

Congruent Credit	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
Opportunities Funds	LP Interests (Fund III)	(8)	—	(195)	1,447	17,468	—	3,553	13,915

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	37	(310)	583	4,170	—	1,808	2,362

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(122)	—	7,153	—	120	7,033
	LP Interests (Dos Rios Partners — A, LP)	(8)	—	(38)	—	2,271	—	38	2,233

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(160)	16	560	—	160	400

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	8	—	137	505	283	68	720

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	379	—	5,399	379	—	5,778
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(84)	1,059	10,980	799	2,083	9,696

Fuse, LLC	12% Secured Debt	(9)	—	—	119	—	1,939	—	1,939
	Common Stock	(9)	—	—	—	—	256	—	256

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	741	—	2,474

Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	26	—	600	—	600
	11.0% Secured Debt	(9)	—	(34)	1,460	14,300	34	934	13,400
	Preferred Member Units	(9)	—	640	375	7,260	640	—	7,900
	Preferred Member Units	(9)	—	40	—	380	40	—	420

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	540	243	3,720	540	—	4,260
	Member Units	(8)	—	1,884	544	8,330	2,000	—	10,330

I-45 SLF LLC	Member Units	(8)	—	(2,020)	3,204	15,627	800	2,020	14,407

L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	11	—	81	—	81
	Member Units	(8)	—	(10)	—	2,060	—	10	2,050

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	731	5,743	731	—	6,474
	10% PIK Secured Debt	(8)	—	—	5	53	5	—	58
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	1,488	11,908	98	650	11,356
	Preferred Stock	(9)	—	2,340	—	340	2,340	—	2,680
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350

Rocaceia, LLC (Quality Lease	12% Secured Debt	(8)	—	165	—	250	165	415	—
and Rental Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(470)	—	1,040	—	470	570

SI East, LLC	9.50% Current, Secured Debt	(7)	—	275	3,648	34,885	365	2,287	32,963
	Preferred Member Units	(7)	—	2,200	460	6,000	2,200	—	8,200

Slick Innovations, LLC	14% Current, Secured Debt	(6)	—	—	983	6,959	679	1,441	6,197
	Warrants	(6)	—	109	—	181	109	—	290
	Common Stock	(6)	—	380	1,048	700	380	—	1,080

UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	22	260	2,969	23	30	2,962
	Preferred Stock	(6)	—	(5,240)	511	7,413	511	5,240	2,684
	Preferred Stock	(6)	—	306	339	1,637	645	—	2,282
	Preferred Stock	(6)	—	1,080	53	—	1,889	—	1,889
	Preferred Stock	(6)	—	—	629	3,038	629	—	3,667
	Common Stock	(6)	—	(1,420)	—	1,420	—	1,420	—

Universal Wellhead Services	Preferred Member Units	(8)	—	(345)	195	950	195	345	800
Holdings, LLC	Member Units	(8)	—	(2,330)	—	2,330	—	2,330	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2018 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
Volusion, LLC	11.50% Secured Debt	(8)	—	(810)	3,132	18,407	1,755	810	19,352
	8% Unsecured Convertible Debt	(8)	—	(118)	31	297	112	118	291
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(1,740)	—	1,890	—	1,740	150

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(415)	1,030	19,439	—	—	—

Total Affiliate investments			$(565)	$990	$34,732	$359,890	$46,680	$56,844	$330,287

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $245,549. This represented 16.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $51,101. This represented 3.3% of net assets as of December 31, 2019.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $27,956. This represented 1.8% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $54,935. This represented 3.6% of net assets as of December 31, 2019.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $52,200. This represented 3.4% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $65,058. This represented 4.2% of net assets as of December 31, 2019.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $415,344. This represented 27.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $113,930. This represented 7.4% of net assets as of December 31, 2019.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $291,672. This represented 19.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $45,263. This represented 2.9% of net assets as of December 31, 2019.

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

(12)
Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2018
(dollars in thousands)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Majority-owned investments

Café Brazil, LLC	Member Units	(8)	$—	$(120)	$291	$4,900	$—	$120	$4,780

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	1,025	—	21,128	10,200	10,928
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,990	—	27,755	—	27,755
	Preferred Member Units	(9)	—	(1,030)	178	—	12,500	2,755	9,745

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	(33)	1,517	13,280	33	1,233	12,080
	Member Units	(5)	—	1,110	500	9,500	1,110	—	10,610
	10% Secured Debt	(5)	—	—	117	1,183	—	22	1,161
	Member Units	(5)	—	70	—	280	70	—	350

CMS Minerals Investments	Member Units	(9)	—	921	117	2,392	921	733	2,580

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,502	—	18,631	783	17,848
	Preferred Stock	(9)	—	6,500	—	—	14,900	—	14,900

Gamber-Johnson Holdings, LLC	LIBOR Plus 7.50% (Floor 2.00%)	(5)	—	(57)	2,579	23,400	57	1,971	21,486
	Member Units	(5)	—	22,090	1,797	23,370	22,090	—	45,460

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(30)	1,199	11,603	30	1,893	9,740
	Member Units	(8)	—	17,090	2,876	21,970	17,090	—	39,060

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,400	100	—	9,500

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	93	—	536	597	—	1,133

Hydratec, Inc.	Common Stock	(9)	7,922	(7,905)	332	15,000	—	15,000	—

IDX Broker, LLC	11.5% Secured Debt	(9)	—	(47)	1,765	15,250	47	947	14,350
	Preferred Member Units	(9)	—	1,860	276	11,660	1,860	—	13,520

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(20)	450	3,955	20	620	3,355
	Member Units	(9)	—	(10)	250	5,100	—	10	5,090

Lamb Ventures, LLC	11% Secured Debt	(8)	—	(18)	976	9,942	218	1,821	8,339
	Preferred Equity	(8)	—	—	—	400	—	—	400
	Member Units	(8)	—	650	—	6,790	650	—	7,440
	9.5% Secured Debt	(8)	—	—	42	432	—	—	432
	Member Units	(8)	—	110	53	520	110	—	630

Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	182	1,390	356	—	1,746
	12% Secured Debt	(9)	—	—	491	3,863	17	—	3,880
	Member Units	(9)	—	1,689	6	1,575	2,285	—	3,860
	9.5% Secured Debt	(9)	—	—	74	791	—	45	746
	Member Units	(9)	—	180	57	1,290	180	—	1,470

MSC Adviser I, LLC	Member Units	(8)	—	23,980	3,822	41,768	23,980	—	65,748

Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	969	7,696	42	232	7,506
	Common Stock	(6)	—	(6,610)	—	6,820	—	6,610	210

NexRev LLC	11% Secured Debt	(8)	—	—	1,829	—	17,288	—	17,288
	Preferred Member Units	(8)	—	1,010	60	—	7,890	—	7,890

NRP Jones, LLC	12% Secured Debt	(5)	—	—	776	6,376	—	—	6,376
	Member Units	(5)	—	2,710	—	3,250	2,710	—	5,960

PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(35)	1,487	16,100	35	1,035	15,100
	Common Stock	(8)	—	(2,060)	3	12,440	—	2,060	10,380

Principle Environmental, LLC (d/b.a TruHorizon Environmental Solutions)	13% Secured Debt	(8)	—	(51)	1,037	7,477	51	51	7,477
	Preferred Member Units	(8)	—	1,600	1,482	11,490	1,600	—	13,090
	Warrants	(8)	—	130	—	650	130	—	780

Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	—	(500)	—	6,950	—	500	6,450
	Member Units	(7)	—	(2,303)	—	4,938	1,174	2,303	3,809

Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	20	—	480	—	480
	12%, Secured Debt	(9)	—	—	1,010	—	16,246	—	16,246
	Member Units	(9)	—	—	—	—	7,476	—	7,476

The MPI Group, LLC	9% Secured Debt	(7)	—	171	268	2,410	172	—	2,582
	Series A Preferred Units	(7)	—	440	—	—	440	—	440
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	90	190	2,389	90	—	2,479

Uvalco Supply, LLC	9% Secured Debt	(8)	—	—	7	348	—	348	—
	Member Units	(8)	301	(301)	898	3,880	—	3,880	—

Vision Interests, Inc.	13% Secured Debt	(9)	—	—	364	2,797	17	661	2,153
	Series A Preferred Stock	(9)	—	740	—	3,000	740	—	3,740
	Common Stock	(9)	—	280	—	—	280	—	280

Ziegler's NYPD, LLC	6.5% Secured Debt	(8)	—	2	68	996	4	—	1,000
	12% Secured Debt	(8)	—	—	47	300	125	—	425
	14% Secured Debt	(8)	—	—	390	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(1,970)	—	3,220	—	1,971	1,249

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Other controlled investments

Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(8,592)	25	17,150	—	8,592	8,558
	Preferred Member Units (12)	(5)	—	(1,517)	—	—	1,233	1,517	(284)
	Member Units	(5)	—	—	—	—	—	—	—

ASC Interests, LLC	11% Secured Debt	(8)	—	—	199	1,795	—	173	1,622
	Member Units	(8)	—	(160)	—	1,530	—	160	1,370

ATS Workholding, LLC	5% Secured Debt	(9)	—	(117)	334	3,249	1,258	117	4,390
	Preferred Member Units	(9)	—	—	—	3,726	—	—	3,726

Bond-Coat, Inc.	12% Secured Debt	(8)	—	229	1,482	11,596	—	—	11,596
	Common Stock	(8)	—	—	—	9,370	—	—	9,370

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,274	—	9,839	372	9,467
	Preferred Member Units	(9)	—	—	117	—	4,280	—	4,280

CBT Nuggets, LLC	Member Units	(9)	—	(27,950)	11,395	89,560	—	27,950	61,610

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	—	2,645	—	21,425	1,397	20,028
	Member Units	(8)	—	7,500	2,349	—	18,940	—	18,940
	Member Units	(8)	—	—	—	—	732	—	732

Charps, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(5)	—	—	45	—	1,600	1,600	—
	12% Secured Debt	(5)	—	83	2,034	18,225	163	6,500	11,888
	Preferred Member Units	(5)	—	1,620	250	650	1,620	—	2,270

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	22	—	872	—	872
	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	675	57	2,500	1,944	274	4,170

Datacom, LLC	8% Secured Debt	(8)	—	(110)	33	1,575	225	110	1,690
	10.50% PIK Secured Debt	(8)	—	(1,493)	330	11,110	169	1,493	9,786
	Class A Preferred Member Units	(8)	—	(843)	—	730	113	843	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	—	2,713	—	26,171	660	25,511
	Preferred Member Units	(5)	—	—	150	—	8,800	334	8,466

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	642	5,443	18	362	5,099
	Member Units	(8)	—	650	—	1,940	650	—	2,590

Guerdon Modular Holdings, Inc.	13% Secured Debt	(9)	—	(570)	1,312	10,632	2,340	970	12,002
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	—	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Gulf Manufacturing, LLC	Member Units	(8)	—	1,630	1,227	10,060	1,630	—	11,690

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	11	80	160	240	—
	12.5% Secured Debt	(8)	—	—	1,634	12,703	25	134	12,594
	Member Units	(8)	—	(720)	—	4,840	—	720	4,120

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	4,490	180	3,580	4,490	—	8,070

HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%)	(6)	—	—	1,431	9,918	20	—	9,938
	Preferred Member Units	(6)	—	2	170	3,940	2	—	3,942

KBK Industries, LLC	10% Secured Debt	(5)	—	(3)	9	375	3	378	—
	12.5% Secured Debt	(5)	—	(33)	546	5,900	33	5,933	—
	Member Units	(5)	—	4,190	842	4,420	4,190	—	8,610

Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	33	—	1,045	—	1,045
	11.5% Secured Debt	(5)	—	—	1,125	—	27,730	—	27,730
	Member Units	(5)	—	—	—	—	12,240	—	12,240
	9.0% Secured Debt	(5)	—	—	63	—	3,970	—	3,970
	Member Units	(5)	—	—	—	—	992	—	992

Marine Shelters Holdings, LLC	12% PIK Secured Debt	(8)	(3,361)	3,078	—	—	3,361	3,361	—
	Preferred Member Units	(8)	(5,352)	5,352	—	—	5,352	5,352	—

Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	26	—	680	480	200
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	3,121	23,143	41	560	22,624
	Member Units	(9)	—	(1,600)	—	14,700	—	1,600	13,100

MH Corbin Holding LLC	10% Current/3% PIK Secured Debt	(5)	—	(387)	1,187	12,526	119	912	11,733
	Preferred Member Units	(5)	—	(5,000)	140	6,000	—	5,000	1,000

NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(25)	1,277	11,475	25	25	11,475
	Member Units	(8)	—	2,320	1,862	11,670	2,320	—	13,990

NRI Clinical Research, LLC	14% Secured Debt	(9)	—	140	982	4,265	3,035	615	6,685
	Warrants	(9)	—	160	—	500	160	—	660
	Member Units	(9)	—	(22)	—	2,500	152	174	2,478

NuStep, LLC	12% Secured Debt	(5)	—	—	2,550	20,420	38	—	20,458
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

OMi Holdings, Inc.	Common Stock	(8)	—	1,910	1,608	14,110	1,910	—	16,020

Pegasus Research Group, LLC	Member Units	(8)	—	(2,630)	—	10,310	—	2,630	7,680

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	(28)	43	707	43	28	722
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	370	—	2,559	371	—	2,930

SoftTouch Medical Holdings LLC	LIBOR Plus 9.00% (Floor 1.00%)	(7)	—	(30)	119	7,140	30	7,170	—
	Member Units	(7)	5,171	(5,159)	865	10,089	—	10,089	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	—	25	(10,632)	—	—	—

Total Control investments			$4,681	$37,826	$85,853	$750,706	$400,284	$156,629	$1,004,993

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Affiliate Investments

AFG Capital Group, LLC	Warrants	(8)	$—	$90	$—	$860	$90	$—	$950
	Preferred Member Units	(8)	—	390	40	3,590	390	—	3,980

Barfly Ventures, LLC	12% Secured Debt	(5)	—	(164)	1,177	8,715	1,467	164	10,018
	Options	(5)	—	(190)	210	920	210	190	940
	Warrants	(5)	—	(110)	—	520	—	110	410

BBB Tank Services, LLC	LIBOR Plus 10% (Floor 1.00%)	(8)	—	—	83	778	434	1,212	—
	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	693	3,876	—	43	3,833
	Preferred Member Units	(8)	—	—	—	—	113	—	113
	Member Units	(8)	—	(270)	—	500	—	270	230

Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	—	43	1,964	16,400	2,164	2,840	15,724
	Member Units	(6)	—	1,640	635	3,440	1,640	—	5,080

Boss Industries, LLC	Preferred Member Units	(5)	—	2,080	849	3,930	2,246	—	6,176

Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,351	5,884	337	—	6,221
	Warrants	(6)	—	500	—	3,520	500	—	4,020
	13% Secured Debt	(6)	—	(2)	134	1,000	2	2	1,000
	Preferred Member Units	(6)	—	—	108	1,000	—	—	1,000

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	—	2,286	20,193	45	1,200	19,038
	Preferred Member Units	(7)	—	5	254	4,172	259	—	4,431

CAI Software LLC	12% Secured Debt	(6)	—	94	726	4,083	7,797	1,000	10,880
	Member Units	(6)	—	(610)	20	3,230	97	610	2,717

Chandler Signs Holdings, LLC	12% Secured Debt/1.00% PIK	(8)	—	(8)	604	4,500	54	8	4,546
	Class A Units	(8)	—	(530)	60	2,650	—	530	2,120

Charlotte Russe, Inc	8.50% Secured Debt	(9)	—	4,663	630	7,807	16,659	20,536	3,930
	Common Stock	(9)	—	(3,141)	—	—	3,141	3,141	—

Condit Exhibits, LLC	Member Units	(9)	—	—	123	1,950	—	—	1,950

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	(140)	—	1,515	—	660	855
	LP Interests (Fund III)	(8)	—	(254)	2,017	18,632	4,014	5,178	17,468

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	138	—	7,165	138	150	7,153
	LP Interests (Dos Rios Partners — A, LP)	(8)	—	430	—	1,889	430	48	2,271

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(70)	35	630	—	70	560

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	—	—	64	1,055	479	1,029	505

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(215)	102	5,614	—	215	5,399
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(123)	902	8,506	2,597	123	10,980

Gault Financial, LLC (RMB Capital, LLC)	8% Secured Debt	(7)	(33)	950	815	11,532	950	12,482	—
	Warrants	(7)	(400)	400	—	—	400	400	—

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	943	790	—	1,733

Hawk Ridge Systems, LLC	10.5% Secured Debt	(9)	—	(26)	1,561	14,300	26	26	14,300
	Preferred Member Units	(9)	—	3,460	352	3,800	3,460	—	7,260
	Preferred Member Units	(9)	—	180	—	200	180	—	380

Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	520	243	3,200	520	—	3,720
	Member Units	(8)	—	2,133	289	6,140	2,190	—	8,330

I-45 SLF LLC	Member Units	(8)	—	(1,214)	2,945	16,841	—	1,214	15,627

L.F. Manufacturing Holdings, LLC	Member Units	(8)	—	60	—	2,000	60	—	2,060

Meisler Operating LLC	LIBOR Plus 8.50% (Floor 1.00%)	(5)	—	—	2,228	16,633	3,999	320	20,312
	Member Units	(5)	—	735	—	3,390	2,390	—	5,780

OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	649	5,094	649	—	5,743
	10% PIK Secured Debt	(8)	—	—	5	48	5	—	53
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

OPI International Ltd.	Common Stock	(8)	(1,371)	1,371	—	—	1,371	1,371	—

PCI Holding Company, Inc.	12% Current/3% PIK Secured Debt	(9)	—	—	2,105	12,593	615	1,300	11,908
	Preferred Stock	(9)	—	(550)	—	890	—	550	340
	Preferred Stock	(9)	—	870	—	2,610	870	—	3,480

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12% Secured Debt	(8)	—	—	—	250	—	—	250
	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(750)	23	1,790	—	750	1,040

SI East, LLC	10.25% Current, Secured Debt	(7)	—	—	1,471	—	36,501	1,616	34,885
	Preferred Member Units	(7)	—	—	—	—	6,000	—	6,000

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	463	—	6,959	—	6,959
	Warrants	(6)	—	—	—	—	181	—	181
	Member Units	(6)	—	—	—	—	700	—	700

Tin Roof Acquisition Company	12% Secured Debt	(7)	—	—	841	12,722	561	13,283	—
	Class C Preferred Stock	(7)	—	—	152	3,027	152	3,179	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fee or Dividends Credited to Income(2)	December 31, 2017 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
UniTek Global Services, Inc.	LIBOR Plus 5.50% (Floor 1.00%)	(6)	—	(6)	127	—	2,975	6	2,969
	LIBOR Plus 8.50% (Floor 1.00%)	(6)	—	—	819	8,535	6	8,541	—
	LIBOR Plus 7.50% (Floor 1.00%)/1.00% PIK	(6)	—	—	7	137	—	137	—
	15% PIK Unsecured Debt	(6)	—	—	122	865	87	952	—
	Preferred Stock	(6)	—	41	1,038	7,320	1,080	987	7,413
	Preferred Stock	(6)	—	—	121	—	1,852	215	1,637
	Preferred Stock	(6)	—	8	580	2,850	587	399	3,038
	Common Stock	(6)	399	(1,069)	—	2,490	—	1,070	1,420

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	—	120	830	120	—	950
	Member Units	(8)	—	420	—	1,910	420	—	2,330

Valley Healthcare Group, LLC	LIBOR Plus 10.50% (Floor 0.50%)	(8)	—	—	1,400	11,685	81	11,766	—
	Preferred Member Units	(8)	1,898	—	58	1,600	—	1,600	—

Volusion, LLC	11.5% Secured Debt	(8)	—	—	2,818	15,200	3,207	—	18,407
	8% Unsecured Convertible Debt	(8)	—	—	15	—	297	—	297
	Preferred Member Units	(8)	—	—	1	14,000	—	—	14,000
	Warrants	(8)	—	(190)	—	2,080	—	190	1,890

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(473)	473	365	2,825	—	—	—

Total Affiliate investments			$20	$12,062	$36,800	$338,854	$125,544	$101,683	$359,890

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

Item 9A.    Controls and Procedures

       (a)  Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

       (b)  Management's Report on Internal Control Over Financial Reporting.    The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in its report which is included herein.

       (c)  Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading "Reports of Independent Registered Public Accounting Firm" in Item 8.

       (d)  Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Director Departures and Reduction in Size of Board

       On February 24, 2020, each of Messrs. Michael Appling, Jr. and Joseph E. Canon informed our Board of Directors that he will be resigning from the Board at the end of his current term and, therefore, will not stand for re-election at our 2020 annual meeting of stockholders. Messrs. Appling and Canon have each provided over twelve years of exceptional service to the Board, dating back to the Company's initial public offering in 2007. Neither director's resignation was the result of any disagreement with management or the Board. The Board has accepted the resignations and passed a resolution reducing the number of directors that constitutes the full Board from eleven to nine directors, effective as of the date of our 2020 annual meeting of stockholders.

Officer Appointment

       On February 25, 2020, our Board appointed Lance A. Parker to serve as our Vice President, Chief Accounting Officer and Assistant Treasurer effective as of March 1, 2020.

       Mr. Parker, age 49, a certified public accountant, previously served as our Vice President and Corporate Controller since June 2019. Prior to joining us, Mr. Parker worked at Group 1 Automotive, Inc. (NYSE: GPI), an automotive retailer, as the Vice President and Corporate Controller from November 2006 to May 2019, and also held the position of Director of Corporate Compliance from August 2004 to November 2006. From 1993 to 2003, Mr. Parker served as an auditor, with increasing degrees of responsibility, for both Arthur Andersen LLP and KPMG LLP before leaving his career in public accounting to pursue a position as the Controller for a private advertising and printing company.

       There is no arrangement or understanding between Mr. Parker and any other persons pursuant to which he is being appointed as our Vice President, Chief Accounting Officer and Assistant Treasurer. There are no current or proposed transactions between us and Mr. Parker or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

       In connection with the promotion of Mr. Parker, our Board has reassigned Mr. Shannon D. Martin from his current role as our Vice President, Chief Accounting Officer and Assistant Treasurer to a position as our Vice President — Valuations, effective as of March 1, 2020.

Fees and Expenses

       The following table is being provided to update, as of December 31, 2019, certain information in the Company's registration statement on Form N-2 (File No. 231146) filed with the SEC on April 30, 2019. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by "you," "us" or "Main Street," or that "we" will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment and direct stock purchase plan expenses	—%	(3)

Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	2.76%	(5)
Interest payments on borrowed funds	3.40%	(6)
Income tax expense	0.08%	(7)
Acquired fund fees and expenses	0.45%	(8)

Total annual expenses	6.69%

(1)
In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.

(2)
In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.

(3)
The expenses of administering our dividend reinvestment and direct stock purchase plan are included in operating expenses.

(4)
Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.

(5)
Operating expenses in this table represent our estimated expenses.

(6)
Interest payments on borrowed funds represent our estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases (but not decreases) in debt levels over the next twelve months.

(7)
Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2019.

(8)
Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.

Example

       The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$66	$196	$321	$615

       The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the market price per share of our common stock at the close of trading on a valuation date determined by our Board of Directors for each dividend in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below net asset value. See the description in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock, Holders and Distributions" for additional information regarding our dividend reinvestment plan.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

       The information required by this Item will be contained in the definitive proxy statement relating to our 2020 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "Corporate Governance" and "Executive Officers" to be filed with the Securities and Exchange Commission on or prior to April 30, 2020, and is incorporated herein by reference.

       We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.    Executive Compensation

       The information required by this Item will be contained in the Proxy Statement under the headings "Compensation of Executive Officers," "Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," to be filed with the Securities and Exchange Commission on or prior to April 30, 2020, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table provides information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$2,155,060
Equity compensation plans not approved by security holders(2)	150,955	—	—

Total	$150,955	$—	$2,155,060

(1)
Consists of our Main Street Capital Corporation 2015 Equity and Incentive Plan and our Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. As of December 31, 2019, we had issued 1,162,572 shares of restricted stock pursuant to these plans, of which 559,891 had vested and 17,326 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see "Note J — Share-Based Compensation" in the notes to the consolidated financial statements.

(2)
Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see "Note M — Related Party Transactions" in the notes to the consolidated financial statements.

       The other information required by this Item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission on or prior to April 30, 2020, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       The information required by this Item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," to be filed with the Securities and Exchange Commission on or prior to April 30, 2020, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

       The information required by this Item will be contained in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2019," to be filed with the Securities and Exchange Commission on or prior to April 30, 2020, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

       The following documents are filed or incorporated by reference as part of this Annual Report:

1.    Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	190
Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2019 and 2018	191

3.    Exhibits

       Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description

3.1*	Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))
4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))
4.2*
Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 10, 2019 (File No. 1-33723))
4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))
4.4*
Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

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
4.8*	Form of 4.50% Notes due 2022 (incorporated by reference to Exhibit 4.7)
4.9*
Form of Fourth Supplemental Indenture relating to the 5.20% Notes due 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(11) to Main Street Capital Corporation's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on April 18, 2019 (Reg. No. 333-223483))
4.10*	Form of 5.20% Notes due 2024 (incorporated by reference to Exhibit 4.9)
4.11	Description of Main Street Capital Corporation's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.18*	Form of Equity Distribution Agreement dated May 16, 2019 (previously filed as Exhibit 1.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on May 16, 2019 (File No. 1-33723))
14.1*
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 8, 2019 (File No. 1-33723))
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

Date: February 28, 2020

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chief Executive Officer and Director (principal executive officer)	February 28, 2020
/s/ VINCENT D. FOSTER Vincent D. Foster	Executive Chairman of the Board of Directors	February 28, 2020
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2020
/s/ SHANNON D. MARTIN Shannon D. Martin	Vice President, Chief Accounting Officer (principal accounting officer)	February 28, 2020
/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 28, 2020
/s/ MICHAEL APPLING JR. Michael Appling Jr.	Director	February 28, 2020
/s/ ARTHUR L. FRENCH Arthur L. French	Director	February 28, 2020
/s/ J. KEVIN GRIFFIN J. Kevin Griffin	Director	February 28, 2020
/s/ JOHN E. JACKSON John E. Jackson	Director	February 28, 2020
/s/ BRIAN E. LANE Brian E. Lane	Director	February 28, 2020
/s/ STEVEN B. SOLCHER Steven B. Solcher	Director	February 28, 2020

Signature	Title	Date

/s/ VALERIE L. BANNER Valerie L. Banner	Director	February 28, 2020
/s/ KAY MATTHEWS Kay Matthews	Director	February 28, 2020