Form 10-Q
period 2020-03-31
Main Street Capital CORP
filed 2020-05-08
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

        The number of shares outstanding of the issuer's common stock as of May 7, 2020 was 64,882,949.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $759,425 and $778,367 as of March 31, 2020 and December 31, 2019, respectively)	$978,368	$1,032,721
Affiliate investments (cost: $360,891 and $351,764 as of March 31, 2020 and December 31, 2019, respectively)	318,247	330,287
Non-Control/Non-Affiliate investments (cost: $1,270,531 and $1,297,587 as of March 31, 2020 and December 31, 2019, respectively)	1,076,131	1,239,316

Total investments (cost: $2,390,847 and $2,427,718 as of March 31, 2020 and December 31, 2019, respectively)	2,372,746	2,602,324

Cash and cash equivalents	54,188	55,246
Interest receivable and other assets	45,135	50,458
Deferred financing costs (net of accumulated amortization of $7,736 and $7,501 as of March 31, 2020 and December 31, 2019, respectively)	3,418	3,521

Total assets	$2,475,487	$2,711,549

LIABILITIES
Credit facility	$277,000	$300,000
SBIC debentures (par: $304,800 ($50,000 due within one year) and $311,800 as of March 31, 2020 and December 31, 2019, respectively)	299,146	306,188
5.20% Notes due 2024 (par: $325,000 as of both March 31, 2020 and December 31, 2019)	324,511	324,595
4.50% Notes due 2022 (par: $185,000 as of both March 31, 2020 and December 31, 2019)	183,381	183,229
Accounts payable and other liabilities	17,304	24,532
Payable for securities purchased	5,072	—
Interest payable	11,311	7,292
Dividend payable	13,218	13,174
Deferred tax liability, net	8,374	16,149

Total liabilities	1,139,317	1,175,159
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 64,462,649 and 64,241,341 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	645	643
Additional paid-in capital	1,523,357	1,512,435
Total undistributed (overdistributed) earnings	(187,832)	23,312

Total net assets	1,336,170	1,536,390

Total liabilities and net assets	$2,475,487	$2,711,549

NET ASSET VALUE PER SHARE	$20.73	$23.91

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$19,474	$23,691
Affiliate investments	8,164	9,071
Non-Control/Non-Affiliate investments	28,512	28,603

Total investment income	56,150	61,365
EXPENSES:
Interest	(12,441)	(11,916)
Compensation	(2,498)	(6,069)
General and administrative	(3,473)	(3,203)
Share-based compensation	(2,837)	(2,329)
Expenses allocated to the External Investment Manager	1,644	1,643

Total expenses	(19,605)	(21,874)

NET INVESTMENT INCOME	36,545	39,491
NET REALIZED GAIN (LOSS):
Control investments	(21,472)	(187)
Affiliate investments	(235)	(3,241)
Non-Control/Non-Affiliate investments	(158)	(2,305)
Realized loss on extinguishment of debt	(534)	(5,689)

Total net realized loss	(22,399)	(11,422)

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(35,410)	4,946
Affiliate investments	(21,166)	2,376
Non-Control/Non-Affiliate investments	(137,732)	3,902
SBIC debentures	460	5,177

Total net unrealized appreciation (depreciation)	(193,848)	16,401

INCOME TAXES:
Federal and state income, excise and other taxes	294	(702)
Deferred taxes	7,970	(2,367)

Income tax benefit (provision)	8,264	(3,069)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(171,438)	$41,401

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.57	$0.64

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$(2.66)	$0.67

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	64,536,471	61,864,688

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock
				Total Undistributed (Overdistributed) Earnings
	Number of Shares	Par Value	Additional Paid-In Capital		Total Net Asset Value
Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share-based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401

Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497

Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390

Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share-based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors' deferred compensation	—	—	238	—	238
Issuance of restricted stock, net of forfeited shares	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)

Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(171,438)	$41,401
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(138,608)	(128,460)
Proceeds from sales and repayments of debt investments in portfolio companies	157,027	58,704
Proceeds from sales and return of capital of equity investments in portfolio companies	3,180	12,069
Net unrealized (appreciation) depreciation	193,848	(16,401)
Net realized loss	22,399	11,422
Accretion of unearned income	(3,583)	(2,375)
Payment-in-kind interest	(591)	(1,183)
Cumulative dividends	(542)	(661)
Share-based compensation expense	2,837	2,329
Amortization of deferred financing costs	663	821
Deferred tax (benefit) provision	(7,970)	2,367
Changes in other assets and liabilities:
Interest receivable and other assets	5,914	(6,478)
Interest payable	4,019	702
Accounts payable and other liabilities	(6,990)	597
Deferred fees and other	1,198	584

Net cash provided by (used in) operating activities	61,363	(24,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	3,855	35,385
Dividends paid	(35,639)	(32,386)
Proceeds from issuance of SBIC debentures	15,000	—
Repayments of SBIC debentures	(22,000)	(24,000)
Proceeds from credit facility	94,000	94,000
Repayments on credit facility	(117,000)	(55,000)
Payment of deferred issuance costs and SBIC debenture fees	(608)	(250)
Purchases of vested stock for employee payroll tax withholding	(29)	—

Net cash provided by (used in) financing activities	(62,421)	17,749

Net decrease in cash and cash equivalents	(1,058)	(6,813)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,246	54,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,188	$47,368

Supplemental cash flow disclosures:
Interest paid	$7,729	$10,362
Taxes paid	$1,466	$1,340
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,240	$5,240
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,930	$3,596

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10.00% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$4,425
			Preferred Member Units (9,481,500 units)(24)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	4,141

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			12.50% Secured Debt (Maturity—July 31, 2022)	1,650	1,602	1,602
			Member Units (1,500 units)		1,500	1,050

					3,102	2,652

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—August 16, 2024)(9)	5,495	5,158	5,158
			Preferred Member Units (3,200 units)		3,200	4,060
			Warrants (420 equivalent shares; Expiration—August 16, 2029; Strike price—$0.01 per share)		316	540

					8,674	9,758

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,919	4,697	3,933
			Preferred Member Units (3,725,862 units)		3,726	—

					8,423	3,933

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			Common Stock (57,508 shares)		6,350	7,020

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.58%, Secured Debt (Maturity—January 9, 2023)(9)	8,928	8,870	8,870
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,150	13,150

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity—December 11, 2024)	8,813	7,938	7,938
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,320
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity—December 11, 2024)	1,000	997	997
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					12,067	13,255

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	2,180

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—March 30, 2023)(9)	1,429	1,314	1,416
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,814	27,749
			Preferred Member Units (6,725 units)(8)		7,434	7,434
			Preferred Member Units (6,157 units)(8)		10,775	5,781

					47,337	42,380

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)		1,300	47,620

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—January 4, 2024)(9)	12,087	11,990	11,990
			Preferred Member Units (12,696 units)		5,840	5,840

					17,830	17,830

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity—February 26, 2023)(9)	17,773	17,657	17,773
			Member Units (4,347 units)(8)		11,440	24,150
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units)(8)		1,047	920

					30,144	42,843

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15.00% Secured Debt (Maturity—June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	7,560

					2,400	9,560

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity—December 20, 2021)(9)	10,880	10,835	10,880
			Member Units (717 units)(8)		7,280	8,610
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,131	1,120	1,131
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460

					19,445	21,081

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,333	1,455

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cody Pools, Inc.	March 6, 2020	Designer of Residential and Commercial Pools
			LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.50%, Secured Debt (Maturity—March 6, 2025)(9)	16,000	15,842	15,842
			Preferred Member Units (587 units)		8,317	8,317

					24,159	24,159

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity—January 29, 2024)(9)	8,014	7,945	7,945
			Preferred Member Units (1,975 units)		1,975	3,430

					9,920	11,375

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		792	792

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity—May 31, 2021)(14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity—May 31, 2021)(14)(19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity—April 1, 2023)(9)	19,290	19,160	17,795
			Preferred Member Units (3,857 shares)(8)		9,501	2,378

					28,661	20,173

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity—February 13, 2023)(9)	15,482	15,371	15,482
			Preferred Stock (8,400 shares)		8,400	20,060

					23,771	35,542

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—June 24, 2021)(9)	18,238	18,180	18,238
			Member Units (8,619 units)(8)		14,844	53,240

					33,024	71,478

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—January 31, 2021)(9)	4,519	4,518	4,518
			Member Units (1,200 units)		1,200	2,080

					5,718	6,598

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 8.58%, Secured Debt (Maturity—December 31, 2023)	16,775	16,775	16,775
			Member Units (5,879 units)(8)		13,065	45,430

					29,840	62,205

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration—April 25, 2028; Strike price—$0.01 per share)		—	—

					4,123	—

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	5,250

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity—September 30, 2020)(9)	240	240	240
			12.50% Secured Debt (Maturity—April 29, 2021)	12,535	12,500	12,361
			Member Units (3,681 units)		3,681	—

					16,421	12,601

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,506	9,560

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,735	3,157

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	6,360

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.00% Secured Debt (Maturity—November 15, 2020)	12,600	12,571	12,600
			Preferred Member Units (5,607 units)(8)		5,952	17,900

					18,523	30,500

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity—November 14, 2023)(9)	3,900	3,864	3,848
			Member Units (627 units)(8)		811	7,800

					4,675	11,648

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity—October 31, 2024)	17,600	17,437	17,437
			Preferred Stock (2,814 shares)		7,160	7,160

					24,597	24,597

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	15,030

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.50% Secured Debt (Maturity—October 31, 2023)	25,360	25,156	25,156
			Member Units (581 units)		12,240	11,450
			9.00% Secured Debt (Maturity—October 31, 2048)	3,971	3,932	3,932
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	1,160

					42,320	41,698

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			8.00% PIK Secured Debt (Maturity—July 28, 2022)(19)	2,786	2,786	2,322
			12.00% PIK Secured Debt (Maturity—July 28, 2022)(19)	23,292	23,165	17,519
			Member Units (743,921 units)		16,642	—

					42,593	19,841

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			13.00% Current Secured Debt (Maturity—March 31, 2022)	8,810	8,743	8,742
			Preferred Member Units (66,000 shares)		4,400	4,370
			Preferred Member Units (4,000 shares)		6,000	—

					19,143	13,112

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			Member Units (7,874 units)		4,239	—
			9.50% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	689	689	689
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,640

					5,718	2,329

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	61,580

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12.00% Secured Debt (Maturity—January 17. 2022)(17)	6,974	6,957	6,957
			Common Stock (5,873 shares)(8)		2,720	10,190

					9,677	17,147

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	11,910

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% PIK Secured Debt (Maturity—February 28, 2023)(19)	17,533	17,425	15,724
			Preferred Member Units (86,400,000 units)(8)		6,880	—

					24,305	15,724

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—June 8, 2022)(9)	500	500	500
			9.00% Secured Debt (Maturity—June 8, 2022)	7,000	6,912	7,000
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	1,390
			Member Units (1,454,167 units)(8)		765	5,321

					8,429	14,211

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	3,490

					10,093	9,866

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity—January 31, 2022)	19,640	19,554	19,554
			Preferred Member Units (406 units)		10,200	10,200

					29,754	29,754

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	18,030

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	9,960

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% PIK (Floor 0.50%), Current Coupon 10.66% PIK, Secured Debt (Maturity—November 15, 2022)(9)(19)	12,105	11,991	11,991
			Common Stock (1,962 shares)		2,150	10,620

					14,141	22,611

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity—April 30, 2020)	6,397	6,392	6,397
			Preferred Member Units (19,631 units)(8)		4,600	13,740
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	1,140

					12,192	21,277

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,313	6,249

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)(8)		1,150	6,160
			Member Units (RA Properties, LLC) (1,500 units)		369	3,249

					2,269	10,131

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity—August 31, 2020)	640	640	640
			12.00% Secured Debt (Maturity—August 31, 2023)	16,400	16,279	16,279
			Preferred Member Units (479 units)		8,136	8,136

					25,055	25,055

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity—May 31, 2024)	8,880	8,789	8,789
			Common Stock (615 shares)(8)		4,655	6,619

					13,444	15,408

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity—September 30, 2019)(17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	3,459
			Common Stock (1,126,242 shares)		3,706	170

					8,734	5,657

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity—October 1, 2020)	1,006	1,006	904
			12.00% Secured Debt (Maturity—October 1, 2020)	631	631	631
			14.00% Secured Debt (Maturity—October 1, 2020)	2,783	2,783	2,504
			Warrants (587 equivalent units; Expiration—October 1, 2020; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,139

					7,854	5,178

Subtotal Control Investments (73.2% of net assets at fair value)					$759,425	$978,368

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity—May 25, 2022)	$751	$751	$751
			Preferred Member Units (186 units)		1,200	5,060

					1,951	5,811

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			Member Units (Milton Meisler Holdings LLC) (73,493 units)		8,596	12,950

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.58%, (Maturity—April 8, 2021)(9)	4,800	4,716	4,665
			Preferred Stock (non-voting)(8)		136	136
			Member Units (800,000 units)		800	210

					5,652	5,011

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.91%, Secured Debt (Maturity—June 30, 2022)(9)	12,880	12,757	12,880
			Member Units (2,160,000 units)(8)		2,256	5,660

					15,013	18,540

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.61%, Secured Debt (Maturity—June 30, 2020)(9)	19,004	18,992	16,984
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,770	765

					23,762	17,749

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			11.00% Secured Debt (Maturity—December 7, 2023)	9,144	9,065	9,144
			Member Units (66,968 units)(8)		751	5,270

					9,816	14,414

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units)(8)		1,500	2,540

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

Classic H&G Holdings, LLC	March 12, 2020	Provider of Engineered Packaging Solutions
			12.00% Secured Debt (Maturity—March 12, 2025)	26,000	25,743	25,743
			Preferred Member Units (154 units)		5,760	5,760

					31,503	31,503

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		12,589	11,574

					17,799	12,429

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)(8)		1,997	2,362

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	6,848
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,174

					7,702	9,022

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)		480	300

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund—A, L.P.) (Fully diluted 11.1%)(8)		723	562

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,039
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		10,945	9,633

					16,919	14,672

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity—June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256

					2,195	2,195

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,819	2,819

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.58%, Secured Debt (Maturity—December 2, 2021)(9)	600	600	600
			11.00% Secured Debt (Maturity—December 2, 2021)	13,400	13,342	13,400
			Preferred Member Units (226 units)(8)		2,850	7,320
			Preferred Member Units (HRS Services, ULC) (226 units)		150	390

					16,942	21,710

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,690
			Member Units (322,297 units)(8)		2,352	8,840

					5,352	12,530

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	9,751

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		84	84
			Member Units (2,179,001 units)		2,019	2,050

					2,103	2,134

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity—June 30, 2021)(19)	6,671	6,671	6,671
			10.00% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	60	60	60
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					10,631	6,731

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Current, Secured Debt (Maturity—March 31, 2020)(17)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	3,940

					17,023	19,646

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,369	29,865	—
			Preferred Member Units (250 units)		2,500	—

					32,365	—

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	430

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Current, Secured Debt (Maturity—August 31, 2023)	32,963	32,705	32,963
			Preferred Member Units (157 units)(8)		6,000	8,650

					38,705	41,613

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14.00% Current, Secured Debt (Maturity—September 13, 2023)	6,360	6,206	6,206
			Common Stock (70,000 shares)(8)		700	1,080
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	290

					7,087	7,576

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.11%, Secured Debt (Maturity—August 20, 2024)(9)	2,970	2,949	2,687
			Preferred Stock (1,133,102 shares; 20% cumulative)(8)(19)		1,242	2,833
			Preferred Stock (1,521,122 shares; 20% cumulative)(8)(19)		2,082	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,667	2,417
			Preferred Stock (4,336,866 shares; 13.50% cumulative)(8)(19)		7,924	4
			Common Stock (945,507 shares)		—	—

					17,864	10,223

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		1,032	540
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	—

					5,032	540

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity—January 26, 2020)(17)	20,234	20,234	19,243
			8.00% Unsecured Convertible Debt (Maturity—November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	12,950
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	—

					37,219	32,484

Subtotal Affiliate Investments (23.8% of net assets at fair value)					$360,891	$318,247

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)
AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			Prime Plus 10.00% (Floor 1.00%), Current Coupon 13.25%, Secured Debt (Maturity—April 17, 2020)(9)	3,121	2,961	2,887
			LIBOR Plus 12.75% (Floor 1.00%), Current Coupon 16.50%, Secured Debt (Maturity—June 30, 2023)(9)(14)	14,396	14,030	6,298

					16,991	9,185

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 4.00% (Floor 1.75%), Current Coupon 7.25%, Secured Debt (Maturity—July 3, 2023)(9)	5,000	4,935	4,501
			LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.29%, Secured Debt (Maturity—July 3, 2023)(9)	6,105	6,015	5,753
			LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.25%, Secured Debt (Maturity—July 3, 2023)(9)	196	196	196

					11,146	10,450

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.85%, Secured Debt (Maturity—July 26, 2023)(9)	19,790	19,659	18,939

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.76%, Secured Debt (Maturity—September 8, 2023)(9)	9,750	9,637	8,701

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.20%, Secured Debt (Maturity—October 22, 2022)(9)	14,359	14,110	11,343

ALKU, LLC.(11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50%, Current Coupon 7.31%, Secured Debt (Maturity—July 29, 2026)(9)	10,000	9,905	9,400

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.41%, Secured Debt (Maturity—April 10, 2023)(9)	12,214	11,989	11,617

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.23%, Secured Debt (Maturity—June 8, 2023)(9)	17,381	16,470	9,821

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,891	4,234

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.91%, Secured Debt (Maturity—March 31, 2020)(9)(17)	13,677	13,677	13,677

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.41%, Secured Debt (Maturity—August 31, 2023)(9)	5,264	5,191	4,767
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,916	1,885	1,795

					7,076	6,562

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 7.45% / 1.00% PIK, Current Coupon Plus PIK 8.45% Secured Debt (Maturity—June 11, 2021)(9)(19)	13,627	13,476	11,310

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			9.00% PIK Secured Debt (Maturity—March 23, 2021)(14)(19)	110	110	110
			12.00% Secured Debt (Maturity—August 31, 2020)(14)	10,185	10,073	1,029
			Options (3 equivalent units)		607	—
			Warrant (2 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	—

					11,263	1,139

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,571	4,537	4,503
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative)(8)(19)		130	130
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,671	622

					6,338	5,255

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity—May 11, 2022)(9)	2,201	2,189	2,101

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.95%, Secured Debt (Maturity—March 9, 2022)(9)	13,635	13,377	13,200
			Member Units (1,050,000 units)		1,050	730

					14,427	13,930

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 2, 2020)(9)	1,644	1,619	1,619
			Prime Plus 6.50% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—November 6, 2020)(9)(14)	10,622	10,571	6,320

					12,190	7,939

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 5.74%, Secured Debt (Maturity—January 28, 2026)	7,762	7,627	6,811
			LIBOR Plus 8.50%, Current Coupon 9.49%, Secured Debt (Maturity—January 28, 2027)	5,000	4,909	3,875

					12,536	10,686

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity—July 22, 2019)(9)(17)	6,733	6,733	6,024

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		10,920	7,767
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		4,500	4,039

					15,420	11,806

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.26%, Secured Debt (Maturity—November 14, 2023)(9)	27,001	26,798	25,173

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity—August 23, 2022)(9)	14,561	14,472	7,362

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 6.63%, Secured Debt (Maturity—October 6, 2021)(9)	13,703	13,667	6,669

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.50% (Floor 1.00%), Current Coupon 10.92%, Secured Debt (Maturity—June 7, 2023)(9)	5,674	5,509	5,532
			Common Stock (177,130 shares)		5,309	2,627

					10,818	8,159

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.94%, Secured Debt (Maturity—May 15, 2026)(9)	3,571	3,490	3,095

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15.00% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,844	2,844	46

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity—January 31, 2025)(9)	8,457	8,321	8,229

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (50,687 units)		5,637	6,870

Corel Corporation(11)(13)(21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00%, Current Coupon 6.61%, Secured Debt (Maturity—July 2, 2026)(9)	16,906	16,119	15,004

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity—August 3, 2022)(9)	9,549	9,497	9,240

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	5,914	5,914	5,914
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	110

					6,388	6,024

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—February 12, 2023)(9)	13,628	13,358	13,151

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 13, 2023)(9)	10,992	10,838	10,680
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		881	881
			Class A Preferred Member Units (776,316 units)		776	1,210

					12,495	12,771

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—July 17, 2023)(9)	5,425	5,346	5,075

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Echo US Holdings, LLC.(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.88%, Secured Debt (Maturity—October 25, 2024)(9)	22,963	22,847	20,938

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,617	1,039
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,097	573
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,332	2,503
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		8,443	8,779
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		7,337	5,206
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,804	6,291

					32,630	24,391

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,924	3,900

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, Current Coupon 7.62%, Secured Debt (Maturity—June 13, 2024)	6,875	6,776	5,129

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.03%, Secured Debt (Maturity—April 28, 2022)(9)(14)	6,999	6,935	1,265

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.20%, Secured Debt (Maturity—June 30, 2020)(9)	11,297	11,285	10,685

Fortna, Inc.(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 5.99%, Secured Debt (Maturity—April 8, 2025)	9,758	9,598	8,518

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 6.24%, Secured Debt (Maturity—December 19, 2025)	16,335	16,194	15,437

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 22, 2024)(9)	18,120	17,971	14,707

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.76%, Secured Debt (Maturity—April 30, 2019)(9)(17)	4,504	4,504	2,936
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	167

					6,544	3,103

GS HVAM Intermediate, LLC(10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—October 2, 2024)(9)	13,608	13,484	12,112

Gexpro Services(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—February 24, 2025)(9)	29,400	28,823	25,961

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity—December 21, 2023)(9)	3,490	3,435	3,259

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity—January 28, 2021)(9)	20,729	20,233	19,174

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity—March 29, 2023)(9)	28,708	28,319	27,438

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			12.00% Current Secured Debt (Maturity—March 29, 2023)	10,061	9,921	8,808

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 8.50%, Current Coupon 10.10% Secured Debt (Maturity—May 12, 2022)(19)	6,907	6,816	5,601

Hyperion Materials & Technologies, Inc.(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 28, 2026)(9)	22,500	22,079	18,675

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

iEnergizer Limited(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 17, 2024)(9)	12,200	12,097	11,434

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—April 30, 2024)(9)	18,577	18,197	16,359

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity—November 19, 2023)(9)	19,561	19,098	18,162
			Member Units (1,558,333 units)		1,558	710

					20,656	18,872

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	5,334	5,271	5,334
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		105	105
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		63	63
			Member Units (Industrial Services Investments, LLC) (900 units)		900	430

					6,339	5,932

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,176	7,055	7,104

Interface Security Systems, L.L.C(10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75%, Secured Debt (Maturity—August 7, 2023)(9)	7,500	7,371	6,777

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 6.99%, Secured Debt (Maturity—July 19, 2025)(9)	20,130	20,037	18,419

Invincible Boat Company, LLC.(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—August 28, 2025)(9)	9,813	9,716	8,796

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.02%, Secured Debt (Maturity—June 14, 2025)(9)	5,860	5,812	2,183

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity—May 2, 2023)(9)	14,738	14,638	13,834

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity—May 26, 2021)(9)	4,059	4,055	3,273

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.12% Secured Debt (Maturity—August 21, 2024)(9)	4,016	3,945	3,625
			Common Stock (472,579 shares)		4,429	3,530

					8,374	7,155

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity—March 29, 2024)(9)	7,444	7,314	6,888

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 6.57%, Secured Debt (Maturity—December 20, 2024)	19,236	19,144	17,793

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—August 7, 2020)(9)	2,145	2,145	1,952
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	495

					2,498	2,447

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.67% / 6.25% PIK, Current Coupon Plus PIK 11.92%, Secured Debt (Maturity—November 19, 2021)(9)(19)	11,310	11,202	8,711

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 5.80%, Secured Debt (Maturity—May 9, 2026)	14,925	14,719	14,701

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,746	3,682

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—September 25, 2023)(9)	13,719	13,599	12,617

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.74%, Secured Debt (Maturity—December 22, 2024)(9)	18,332	18,158	15,124

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.6 units)		125	25
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		41	8

					166	33

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2023)(9)	9,458	9,458	7,809

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity—August 28, 2022)(9)	11,335	11,095	9,692

Lynx FBO Operating LLC(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—September 30, 2024)(9)	14,681	14,396	13,020
			Member Units (3,704 units)		500	445

					14,896	13,465

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 5.99%, Secured Debt (Maturity—December 22, 2025)	16,648	16,532	14,646
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative)(8)(19)	1,792	1,792	1,729

					18,324	16,375

MHVC Acquisition Corp. (11)	May 8, 2017	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity—April 29, 2024)(9)	19,950	19,860	18,654

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.84% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity—October 24, 2024)(9)(19)	14,869	14,560	12,651

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.57%, Secured Debt (Maturity—April 26, 2024)(9)	4,153	4,109	2,359

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NinjaTrader, LLC(10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.90%, Secured Debt (Maturity—December 18, 2024)(9)	9,675	9,498	8,686

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 9.58%, Secured Debt (Maturity—March 2, 2022)	23,417	23,277	20,188

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity—November 27, 2020)(9)	7,584	7,376	5,688

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 17, 2022)(9)	21,005	20,650	18,832

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity—June 7, 2022)(9)	4,864	4,864	4,840

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.50% Secured Debt (Maturity—November 15, 2026)(14)	4,838	4,838	286

PaySimple, Inc.(10)	September 9, 2019	Leading Technology Services Commerce Platform
			LIBOR Plus 5.50%, Current Coupon 6.46%, Secured Debt (Maturity—August 23, 2025)(9)	22,524	22,266	20,497

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14.00% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	472	472	357
			18.00% PIK Unsecured Debt (Maturity—June 30, 2022)(19)	333	333	333
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	—

					1,604	690

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 8.99%, Secured Debt (Maturity—May 1, 2026)	9,000	8,966	7,785

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44% / 2.00% PIK, Current Coupon Plus PIK 9.44%, Secured Debt (Maturity—November 30, 2023)(9)(19)	8,533	8,533	7,771

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.26%, Secured Debt (Maturity—December 20, 2024)(9)	18,069	17,566	16,262

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	15

					471	15

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,060

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 9, 2021)(9)	6,450	6,435	5,704

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.39%, Secured Debt (Maturity—September 12, 2024)(9)(22)	14,183	14,000	11,067

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

TEAM Public Choices, LLC(10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—September 20, 2024)(9)	16,802	16,645	15,101

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares)		2,000	2,500

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.28%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,442	4,043

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity—January 26, 2023)(9)	12,279	11,522	10,437

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.77%, Secured Debt (Maturity—September 30, 2025)(9)	571	571	571
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.27%, Secured Debt (Maturity—December 31, 2025)(9)	1,662	1,662	1,428
			Member Units (16,321 units)		245	245

					2,478	2,244

USA DeBusk LLC(10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—October 22, 2024)(9)	25,137	24,676	22,097

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.07%, Secured Debt (Maturity—May 2, 2023)(9)	17,088	16,903	13,328

Vida Capital, Inc(11)	October 10, 2019	Alternative Asset Manager
			LIBOR Plus 6.00%, Current Coupon 7.78%, Secured Debt (Maturity—October 1, 2026)	18,500	18,242	17,112

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—May 18, 2020)(9)	1,655	1,546	1,546
			Prime Plus 7.00% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—March 1, 2023)(9)(14)	10,063	10,030	—

					11,576	1,546

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 3, 2023)(9)	4,670	4,515	4,522
			Preferred Stock (70,207 shares)		767	1,830
			Warrants (69,675 equivalent shares; Expiration—April 3, 2029; Strike price—$10.92 per share)		—	1,850

					5,282	8,202

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.94% (Floor 1.00%), Current Coupon 10.42% / 1.00% PIK, Current Coupon Plus PIK 11.42%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	7,140	7,036	6,102
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.52% / 1.00% PIK, Current Coupon Plus PIK 11.52%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	6,204	6,142	5,306

					13,178	11,408

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00% Secured Debt (Maturity—August 9, 2024)(9)	14,438	14,324	13,065

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (80.5% of net assets at fair value)					$1,270,531	$1,076,131

Total Portfolio Investments, March 31, 2020					$2,390,847	$2,372,746

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2020. As noted in this schedule, 62% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.09%.

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

(22)
In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $17.2 million Canadian Dollars and receive $13.1 million U.S. Dollars with a settlement date of September 14, 2020. The unrealized appreciation on the forward foreign currency contract is $0.8 million as of March 31, 2020.

(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2020

(dollars in thousands)

  Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)
Investment has an unfunded commitment as of March 31, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$6,387
			Preferred Member Units (9,481,500 units)(27)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	6,103

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11.00% Secured Debt (Maturity—July 31, 2020)	1,650	1,639	1,639
			Member Units (1,500 units)		1,500	1,290

					3,139	2,929

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity—August 16, 2024)(9)	5,565	5,210	5,210
			Preferred Member Units (3,200 units)		3,200	3,200
			Warrants (420 equivalent shares; Expiration—August 16, 2029; Strike price—$0.01 per share)		316	316

					8,726	8,726

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,919	4,666	4,521
			Preferred Member Units (3,725,862 units)		3,726	939

					8,392	5,460

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			15.00% Secured Debt (Maturity—December 28, 2020)	11,596	11,473	11,473
			Common Stock (57,508 shares)		6,350	8,300

					17,823	19,773

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity—January 9, 2023)(9)	9,052	8,989	8,989
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,269	13,269

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity—December 11, 2024)	8,813	7,797	7,797
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,500
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity—December 11, 2024)	1,000	996	996
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					11,925	13,293

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	2,440

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity—March 30, 2023)(9)	7,229	7,104	7,104
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,801	27,801
			Preferred Member Units (6,725 units)(8)		7,163	7,163
			Preferred Member Units (6,157 units)(8)		10,775	7,382

					52,843	49,450

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	50,850

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity—January 4, 2024)(9)	12,240	12,136	12,136
			Preferred Member Units (12,696 units)		5,840	5,840

					17,976	17,976

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—February 26, 2023)(9)	17,773	17,649	17,773
			Member Units (4,347 units)(8)		11,440	24,040
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units)(8)		1,047	1,450

					30,136	43,263

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15.00% Secured Debt (Maturity—June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	6,920

					2,400	8,920

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity—December 20, 2021)(9)	10,880	10,830	10,781
			Member Units (717 units)(8)		7,280	9,630
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,137	1,126	1,137
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460

					19,446	22,008

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,386	1,900

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity—January 29, 2024)(9)	8,364	8,288	8,288
			Preferred Member Units (1,975 units)		1,975	3,010

					10,263	11,298

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity—May 31, 2021)(14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity—May 31, 2021)(14)(19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity—April 1, 2023)(9)	19,620	19,478	18,452
			Preferred Member Units (3,857 shares)(8)		9,501	5,174

					28,979	23,626

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity—February 13, 2023)(9)	15,717	15,597	15,707
			Preferred Stock (8,400 shares)		8,400	20,200

					23,997	35,907

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—June 24, 2021)(9)	19,022	18,949	19,022
			Member Units (8,619 units)(8)		14,844	53,410

					33,793	72,432

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—March 31, 2020)(9)	4,519	4,515	4,515
			Member Units (1,200 units)		1,200	2,560

					5,715	7,075

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 8.71%, Secured Debt (Maturity—December 31, 2023)	15,016	15,016	15,016
			Member Units (5,879 units)		13,065	47,450

					28,081	62,466

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity—October 1, 2019)(9)(14)(17)	1,010	1,010	—
			16.00% Secured Debt (Maturity—October 1, 2019)(14)(17)	12,588	12,588	—
			Preferred Stock (404,998 shares)		1,140	—
			Common Stock (212,033 shares)		2,983	—
			Warrants (6,208,877 equivalent shares; Expiration— April 25, 2028; Strike price—$0.01 per share)		—	—

					17,721	—

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	7,430

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity—September 30, 2020)(9)	280	280	280
			12.50% Secured Debt (Maturity—April 29, 2021)	12,535	12,493	12,493
			Member Units (3,681 units)		3,681	2,420

					16,454	15,193

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,506	9,560

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,735	3,157

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	7,970

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.50% Secured Debt (Maturity—November 15, 2020)	13,400	13,358	13,400
			Preferred Member Units (5,607 units)(8)		5,952	15,040

					19,310	28,440

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity—November 14, 2023)(9)	4,000	3,960	4,000
			Member Units (627 units)(8)		811	8,270

					4,771	12,270

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity—October 31, 2024)	17,600	17,430	17,430
			Preferred Stock (2,814 shares)		7,160	7,160

					24,590	24,590

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	15,470

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.50% Secured Debt (Maturity—October 31, 2023)	25,200	24,982	24,982
			Member Units (581 units)		12,240	12,240
			9.00% Secured Debt (Maturity—October 31, 2048)	3,978	3,939	3,939
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	1,160

					42,153	42,321

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			8.00% Secured Debt (Maturity—July 28, 2022)	2,786	2,786	2,695
			6.00% Current / 6.00% PIK Secured Debt (Maturity—July 28, 2022)(19)	23,292	23,157	22,621
			Member Units (743,921 units)		16,642	5,280

					42,585	30,596

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5.00% Current / 5.00% PIK Secured Debt (Maturity—March 31, 2022)(19)	8,890	8,815	8,890
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20

					19,215	13,680

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10.00% Secured Debt (Maturity—January 15, 2020)	1,750	1,750	1,602
			12.00% Secured Debt (Maturity—January 15, 2020)	3,900	3,898	3,644
			Member Units (7,874 units)		3,239	—
			9.50% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity—May 13, 2025)	701	701	701
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		790	1,640

					10,378	7,587

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	74,520

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12.00% Secured Debt (Maturity—August 15. 2019)(17)	6,253	6,253	6,253
			Common Stock (5,873 shares)(8)		2,720	8,410

					8,973	14,663

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	14,760

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% Secured Debt (Maturity—February 28, 2023)	17,586	17,469	17,469
			Preferred Member Units (86,400,000 units)(8)		6,880	6,310

					24,349	23,779

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14.00% Secured Debt (Maturity—June 8, 2022)	5,981	5,885	5,981
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	1,230
			Member Units (1,454,167 units)(8)		765	4,988

					6,902	12,199

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	4,710

					10,093	11,086

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity—January 31, 2022)	19,800	19,703	19,703
			Preferred Member Units (406 units)		10,200	10,200

					29,903	29,903

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	16,950

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	8,170

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% (Floor 0.50%), Current Coupon 10.85%, Secured Debt (Maturity—November 15, 2022)(9)	12,245	12,118	12,118
			Common Stock (1,962 shares)		2,150	9,930

					14,268	22,048

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity—April 30, 2020)	6,397	6,379	6,397
			Preferred Member Units (19,631 units)(8)		4,600	13,390
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	1,090

					12,179	20,877

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,013	9,289

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)		1,150	4,990
			Member Units (RA Properties, LLC) (1,500 units)		369	3,169

					2,269	8,881

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity—August 31, 2020)	640	640	640
			12.00% Secured Debt (Maturity—August 31, 2023)	16,400	16,272	16,272
			Preferred Member Units (479 units)		8,136	8,136

					25,048	25,048

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9.00% Secured Debt (Maturity—December 31, 2019)(17)	2,924	2,924	2,924
			Series A Preferred Units (2,500 units)		2,500	—
			Warrants (1,424 equivalent units; Expiration—July 1, 2024; Strike price—$0.01 per unit)		1,096	—
			Member Units (MPI Real Estate Holdings, LLC) (100 units)(8)		2,300	1,640

					8,820	4,564

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity—May 31, 2024)	9,200	9,102	9,102
			Common Stock (615 shares)(8)		4,655	4,655

					13,757	13,757

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity—September 30, 2019)(17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	4,089
			Common Stock (1,126,242 shares)		3,706	409

					8,734	6,526

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity—October 1, 2020)	1,000	1,000	1,000
			12.00% Secured Debt (Maturity—October 1, 2020)	625	625	625
			14.00% Secured Debt (Maturity—October 1, 2020)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration—October 1, 2020; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,269

					7,809	5,644

Subtotal Control Investments (67.2% of net assets at fair value)					$778,367	$1,032,721

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity—May 25, 2022)	$838	$838	$838
			Preferred Member Units (186 units)		1,200	5,180

					2,038	6,018

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity—June 7, 2022)(9)	27,087	26,905	27,087
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	8,540

					31,760	35,627

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, (Maturity—April 8, 2021)(9)	4,800	4,698	4,698
			Preferred Stock (non-voting)(8)		131	131
			Member Units (800,000 units)		800	290

					5,629	5,119

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity—June 30, 2022)(9)	13,244	13,106	13,244
			Member Units (2,160,000 units)(8)		2,256	6,270

					15,362	19,514

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity—June 30, 2020)(9)	19,004	18,981	18,794
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,701	4,701

					23,682	23,495

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			11.00% Secured Debt (Maturity—December 7, 2023)	9,160	9,077	9,160
			Member Units (66,968 units)(8)		751	5,210

					9,828	14,370

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units)(8)		1,500	2,740

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		13,601	13,915

					18,811	14,770

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)(8)		1,997	2,362

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,033
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		1,856	2,233

					7,702	9,266

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)(8)		480	400

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		768	720

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,778
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		9,956	9,696

					15,930	15,474

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity—June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256

					2,195	2,195

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,474	2,474

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity—December 2, 2021)(9)	600	600	600
			11.00% Secured Debt (Maturity—December 2, 2021)	13,400	13,335	13,400
			Preferred Member Units (226 units)(8)		2,850	7,900
			Preferred Member Units (HRS Services, ULC) (226 units)		150	420

					16,935	22,320

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	4,260
			Member Units (322,297 units)(8)		2,352	10,330

					5,352	14,590

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		17,000	14,407

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		81	81
			Member Units (2,179,001 units)		2,019	2,050

					2,100	2,131

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity—June 30, 2021)(19)	6,474	6,474	6,474
			10.00% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	58	58	58
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					10,432	6,532

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Current, Secured Debt (Maturity—March 31, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	2,680

					17,023	18,386

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,369	29,865	—
			Preferred Member Units (250 units)		2,500	—

					32,365	—

Salado Stone Holdings, LLC (10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	570

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Current, Secured Debt (Maturity—August 31, 2023)	32,963	32,687	32,963
			Preferred Member Units (157 units)(8)		6,000	8,200

					38,687	41,163

Slick Innovations, Inc.	September 13, 2018	Text Message Marketing Platform
			14.00% Current, Secured Debt (Maturity—September 13, 2023)	6,360	6,197	6,197
			Common Stock (70,000 shares)(8)		700	1,080
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	290

					7,078	7,567

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity—August 20, 2024)(9)	2,963	2,940	2,962
			Preferred Stock (755,401 shares; 20% cumulative)(8)(19)		809	1,889
			Preferred Stock (1,521,122 shares; 19% cumulative)(8)(19)		1,976	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,667	3,667
			Preferred Stock (4,336,866 shares; 13.50% cumulative)(8)(19)		7,924	2,684
			Common Stock (945,507 shares)		—	—

					17,316	13,484

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		1,032	800
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	—

					5,032	800

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity—January 26, 2020)	20,234	20,162	19,352
			8.00% Unsecured Convertible Debt (Maturity—November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	150

					37,147	33,793

Subtotal Affiliate Investments (21.5% of net assets at fair value)					$351,764	$330,287

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity—April 15, 2020)(9)(14)	2,227	2,068	2,172

			LIBOR Plus 12.75% (Floor 1.00%), Current Coupon 16.50%, Secured Debt (Maturity—June 30, 2023)(9)(14)	14,396	14,030	9,358

					16,098	11,530
Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 5.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity—July 3, 2023)(9)	5,000	4,930	5,000
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.44%, Secured Debt (Maturity—July 3, 2023)(9)	6,158	6,058	6,158
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity—July 3, 2023)(9)	197	197	197

					11,185	11,355

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.03%, Secured Debt (Maturity—July 26, 2023)(9)	19,843	19,703	19,843

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity—September 8, 2023)(9)	9,750	9,630	9,531

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.59%,	14,396	14,126	14,036
			Secured Debt (Maturity—October 22, 2022)(9)

ALKU, LLC.(11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity—July 29, 2026)(9)	10,000	9,902	9,883

Allen Media, LLC.(11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity—August 30, 2023)(9)	16,270	15,894	15,863

Allen Media Broadcasting LLC(10)	July 3, 2019	Operator of Television Broadcasting Networks
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.21%, Secured Debt (Maturity—July 3, 2024)(9)	14,906	14,565	14,565

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity—April 10, 2023)(9)	12,243	12,002	12,233

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity—June 8, 2023)(9)	17,389	16,421	10,460

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,836	7,471

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity—January 13, 2020)(9)	13,857	13,856	13,856

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity—August 31, 2023)(9)	4,543	4,465	4,490
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,854	1,821	1,854

					6,286	6,344

ATI Investment Sub, Inc.(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.01%, Secured Debt (Maturity—June 22, 2021)(9)	2,885	2,859	2,853

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 7.94% / 1.00% PIK, Current Coupon Plus PIK 8.94% Secured Debt (Maturity—June 11, 2021)(9)(19)	13,593	13,414	12,743

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			12.00% Secured Debt (Maturity—August 31, 2020)	10,185	10,073	7,736
			Options (3 equivalent units)		607	—
			Warrant (2 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	—

					11,153	7,736

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity—January 6, 2024)(19)	4,554	4,518	4,554
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative)(8)(19)		125	125
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(8)(19)		1,671	776

					6,314	5,455

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity—May 11, 2022)(9)	2,233	2,218	2,233

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity—March 9, 2022)(9)	13,731	13,443	13,731
			Member Units (1,050,000 units)		1,050	950

					14,493	14,681

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—November 6, 2020)(9)	10,622	10,571	7,973

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 6.50%, Secured Debt (Maturity—January 28, 2026)	7,782	7,642	7,827
			LIBOR Plus 8.50%, Current Coupon 10.25%, Secured Debt (Maturity—January 28, 2027)	5,000	4,907	5,012

					12,549	12,839

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity—July 22, 2019)(9)(17)	6,733	6,733	5,955

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		11,160	9,005
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		4,500	4,504

					15,660	13,509

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—November 14, 2023)(9)	25,287	25,089	25,287

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity—August 23, 2022)(9)	14,599	14,501	12,739

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity—October 6, 2021)(9)	13,776	13,734	11,985

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.50% (Floor 1.00%), Current Coupon 11.45%, Secured Debt (Maturity—June 7, 2023)(9)	5,674	5,498	5,674
			Common Stock (177,130 shares)		5,309	2,923

					10,807	8,597

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity—May 15, 2026)(9)	3,571	3,488	3,488

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,846	2,846	40

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity—December 5, 2022)(9)	2,663	2,625	2,663

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (46,152 units)		4,866	7,667

Corel Corporation(11)(13)(21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity—July 2, 2026)(9)	15,000	14,293	14,531

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity—August 3, 2022)(9)	10,099	10,039	10,099

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity -June 22, 2023)(19)	5,899	5,899	5,899
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	300

					6,373	6,199

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity—February 12, 2021)(9)	15,876	15,771	15,837

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.24%, Secured Debt (Maturity—April 13, 2023)(9)	10,992	10,827	10,982
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		860	860
			Class A Preferred Member Units (776,316 units)		776	1,490

					12,463	13,332

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—July 17, 2023)(9)	5,460	5,375	5,458

Echo US Holdings, LLC.(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.96%, Secured Debt (Maturity—October 25, 2024)(9)	22,414	22,292	22,292

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)(8)		3,617	1,354
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,097	703
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,360	2,780
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		8,427	8,822
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)(8)		7,337	5,669
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,674	6,677

					32,512	26,005

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,921	6,795

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, Current Coupon 8.04%, Secured Debt (Maturity—June 13, 2024)	10,275	10,116	10,050

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity—April 28, 2022)(9)	6,999	6,928	1,965

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Felix Investments Holdings II(10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity—August 9, 2022)(9)	5,000	4,944	5,000

Flavors Holdings Inc.(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity—April 3, 2020)(9)	11,297	11,247	10,619

Fortna, Inc.(10)	July 23, 2019	Process, Physcial Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity—April 8, 2025)	7,751	7,577	7,577

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 7.05%, Secured Debt (Maturity—December 19, 2025)	16,376	16,230	16,335

GoWireless Holdings, Inc. (11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—December 22, 2024)(9)	18,120	17,964	17,471

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.91%, Secured Debt (Maturity—April 30, 2019)(9)(17)	4,504	4,504	3,343
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	167

					6,544	3,510

GS HVAM Intermediate, LLC(10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.51%, Secured Debt (Maturity—October 2, 2024)(9)	11,364	11,233	11,233

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.53%, Secured Debt (Maturity—December 21, 2023)(9)	3,498	3,440	3,493

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity—January 28, 2021)(9)	20,764	20,119	19,206

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity—March 29, 2023)(9)	29,097	28,659	29,097

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions	8.00% Secured Debt (Maturity—March 29, 2023)	10,181	10,025	8,913

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80% Secured Debt (Maturity—May 12, 2022)(19)	7,660	7,547	6,414

Hyperion Materials & Technologies, Inc.(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—August 28, 2026)(9)	22,500	22,066	22,275

iEnergizer Limited(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.79%, Secured Debt (Maturity—April 17, 2024)(9)	12,963	12,848	12,962

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity—April 30, 2024)(9)	18,577	18,178	18,217

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.28%, Secured Debt (Maturity—November 19, 2023)(9)	18,799	18,487	18,799
			Member Units (1,558,333 units)		1,558	1,260

					20,045	20,059

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	5,242	5,174	5,242
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		103	103
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		60	60
			Member Units (Industrial Services Investments, LLC) (900 units)		900	510

					6,237	5,915

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,762	7,584	7,684

Interface Security Systems, L.L.C(10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.77%, Secured Debt (Maturity—August 7, 2023)(9)	7,500	7,363	7,363

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—July 19, 2025)(9)	20,130	20,033	20,180

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Invincible Boat Company, LLC.(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—August 28, 2025)(9)	9,872	9,773	9,773

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity—June 14, 2025)(9)	5,943	5,893	4,273

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity—May 2, 2023)(9)	14,775	14,669	14,775

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity—May 26, 2021)(9)	4,059	4,055	4,059

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91% Secured Debt (Maturity—August 21, 2024)(9)	4,016	3,942	3,942
			Common Stock (472,579 shares)		4,429	4,429

					8,371	8,371

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—March 29, 2024)(9)	7,462	7,326	7,463

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 7.52%, Secured Debt (Maturity—December 20, 2024)	19,285	19,189	19,164

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.89%, Secured Debt (Maturity—August 7, 2020)(9)	2,145	2,145	1,990
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707

					2,498	2,697

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon Plus PIK 11.64%, Secured Debt (Maturity—November 19, 2021)(9)(19)	11,312	11,166	10,638

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software	LIBOR Plus 5.00%, Current Coupon 6.74%, Secured Debt (Maturity—May 9, 2026)	14,925	14,713	14,738

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,746	3,682

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity—September 25, 2023)(9)	13,754	13,625	13,751

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 22, 2024)(9)	18,381	18,199	18,197

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	25
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		49	16

					174	41

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity—May 1, 2023)(9)	9,458	9,458	8,761

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.75%, Secured Debt (Maturity—August 28, 2022)(9)	11,335	11,070	11,109

Lynx FBO Operating LLC(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity—September 30, 2024)(9)	13,750	13,451	13,451
			Member Units (3,704 units)		500	500

					13,951	13,951

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity—December 22, 2025)	16,648	16,528	16,643
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative)(8)(19)		1,775	1,775

					18,303	18,418

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.01%, Secured Debt (Maturity—April 29, 2024)(9)	19,950	19,855	19,950

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity—October 24, 2024)(9)(19)	14,879	14,556	14,187

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.52%, Secured Debt (Maturity—April 26, 2024)(9)	4,181	4,134	3,247

NinjaTrader, LLC(10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.90%, Secured Debt (Maturity—December 18, 2024)(9)	9,675	9,490	9,490

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 9.91%, Secured Debt (Maturity—March 2, 2022)	23,417	23,268	23,147

North American Lifting Holdings, Inc.(11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.52%, Secured Debt (Maturity—November 27, 2020)(9)	7,584	7,300	6,417

Novetta Solutions, LLC(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.76%, Secured Debt (Maturity—October 17, 2022)(9)	21,060	20,673	20,749

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—June 7, 2022)(9)	4,879	4,874	4,879

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity—November 15, 2026)(14)	4,868	4,868	463

PaySimple, Inc.(10)	September 9, 2019	Leading technology services commerce platform
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity—August 23, 2025)(9)	15,845	15,586	15,766

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14.00% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	456	456	341
			18.00% PIK Unsecured Debt (Maturity—June 30, 2022)(19)	319	319	319
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	100

					1,574	760

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 9.75%, Secured Debt (Maturity—May 1, 2026)	9,000	8,965	8,865

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44% / 2.00% PIK, Current Coupon Plus PIK 9.44%, Secured Debt (Maturity—November 30, 2023)(9)(19)	8,491	8,491	8,414

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.41%, Secured Debt (Maturity—December 20, 2024)(9)	18,115	17,590	18,140

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	18

					471	18

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,380

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity—June 9, 2021)(9)	6,675	6,657	6,675

SMART Modular Technologies, Inc.(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity—August 9, 2022)(9)	18,484	18,332	18,669

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.98%, Secured Debt (Maturity—September 12, 2024)(9)(22)	14,546	14,348	13,530

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

TEAM Public Choices, LLC(10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—September 20, 2024)(9)	16,844	16,680	16,680

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares)(8)		2,000	2,620

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,440	5,143

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity—January 26, 2023)(9)	8,984	8,793	9,074

TMC Merger Sub Corp.(11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity—October 31, 2022)(9)(24)	15,527	15,394	15,392

TOMS Shoes, LLC(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity—September 30, 2025)(9)	571	571	571
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity—December 31, 2025)(9)	1,637	1,637	1,637
			Member Units (16,321 units)		245	245

					2,453	2,453

USA DeBusk LLC(10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity—October 22, 2024)(9)	30,000	29,423	29,423

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.02%, Secured Debt (Maturity—May 2, 2023)(9)	17,088	16,887	16,447

Vida Capital, Inc(11)	October 10, 2019	Alternative Asset Manager	LIBOR Plus 6.00%, Current Coupon 7.93%, Secured Debt (Maturity—October 1, 2026)	18,500	18,232	18,315

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity—March 1, 2023)(9)(14)	10,063	10,030	5,301

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity—April 3, 2023)(9)	4,963	4,784	4,939
			Preferred Stock (70,207 shares)		767	1,610
			Warrants (69,675 equivalent shares; Expiration—April 3, 2029; Strike price—$10.92 per share)		—	1,630

					5,551	8,179

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.57% / 1.00% PIK, Current Coupon Plus PIK 12.57%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	7,136	7,022	7,129
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.67% / 1.00% PIK, Current Coupon Plus PIK 11.67%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	6,201	6,132	6,200

					13,154	13,329

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.60% Secured Debt (Maturity—August 9, 2024)(9)	14,531	14,412	14,404

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (80.7% of net assets at fair value)					$1,297,587	$1,239,316

Total Portfolio Investments, December 31, 2019					$2,427,718	$2,602,324

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

December 31, 2019

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments and the investment in the External Investment Manager (see "Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition" for additional discussion of Main Street's Investment Portfolio and definitions for the terms Private Loan and Other Portfolio). Main Street's results of operations and cash flows for the three months ended March 31, 2020 and 2019, and financial position as of March 31, 2020 and December 31, 2019, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 15 LMM portfolio companies for the three months ended March 31, 2020, representing approximately 26% of the total LMM portfolio at fair value as of March 31, 2020, and on a total of 15 LMM portfolio companies for the three months ended March 31, 2019, representing approximately 24% of the total LMM portfolio at fair value as of March 31, 2019. Excluding its investments in LMM portfolio companies that, as of March 31, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2020 and 2019 was 29% and 26% of the total LMM portfolio at fair value as of March 31, 2020 and 2019, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 91% of the Middle Market portfolio investments as of March 31, 2020 and December 31, 2019, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of ten Private Loan portfolio companies for the three months ended March 31, 2020, representing approximately 17% of the total Private Loan portfolio at fair value as of March 31, 2020, and on a total of seven Private Loan portfolio companies for the three months ended March 31, 2019, representing approximately 13% of the total Private Loan portfolio at fair value as of March 31, 2019. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2020 and 2019 was 25% and 20% of the total Private Loan portfolio at fair value as of March 31, 2020 and 2019, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.0% and 4.1% of Main Street's Investment Portfolio at fair value as of March 31, 2020 and December 31, 2019, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        At March 31, 2020, cash balances totaling $49.8 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

        As of March 31, 2020, Main Street's total Investment Portfolio had ten investments on non-accrual status, which comprised approximately 1.3% of its fair value and 5.3% of its cost. As of December 31,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2019, Main Street's total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2020 and 2019, (i) approximately 1.1% and 1.9%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$44,877	$47,320
Dividend income	8,041	12,496
Fee income	3,232	1,549

Total interest, fee and dividend income	$56,150	$61,365

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2020 and 2019, approximately 2.6% and 2.8%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

        As part of Main Street's acquisition of the majority of the equity interests of MSC II in January 2010 (the "MSC II Acquisition"), Main Street elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired as part of the acquisition accounting related to the MSC II Acquisition and valued those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street elected the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to "Net Unrealized Appreciation (Depreciation)—SBIC debentures" as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

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

13.   Recently Issued or Adopted Accounting Standards

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. Main Street adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filings on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. Main Street adopted the requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

        In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        As of March 31, 2020 and December 31, 2019, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies. As a result, the fair value determination for all of Main Street's LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

        As of March 31, 2020 and December 31, 2019, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

        As of March 31, 2020 and December 31, 2019, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

        As of March 31, 2020 and December 31, 2019, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

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

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of March 31, 2020 and December 31, 2019:

Type of Investment	Fair Value as of March 31, 2020 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$770,111	Discounted cash flow	WACC	9.5% - 20.9%	14.2%	14.6%
		Market comparable /	EBITDA multiple(1)	4.7x - 8.5x(2)	7.1x	6.4x
		Enterprise Value
Debt investments	$1,145,965	Discounted cash flow	Risk adjusted discount factor	8.0% - 17.9%(2)	12.4%	11.9%
			Expected principal recovery	0.0% - 100.0%	99.3%	100.0%
			percentage
Debt investments	$456,670	Market approach	Third-party quote	18.1 - 99.5	84.4	86.5

Total Level 3 investments	$2,372,746

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 15.0x and the range for risk adjusted discount factor is 5.3% - 40.5%.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$819,749	Discounted cash flow	WACC	9.6% - 20.3%	13.6%	14.2%
		Market comparable /	EBITDA multiple(1)	4.9x - 8.5x(2)	7.2x	6.4x
		Enterprise Value
Debt investments	$1,212,741	Discounted cash flow	Risk adjusted discount factor	5.9% - 16.5%(2)	10.4%	10.0%
			Expected principal recovery	1.4% - 100.0%	99.3%	100.0%
			percentage
Debt investments	$569,834	Market approach	Third-party quote	28.1 - 101.0	94.7	98.0

Total Level 3 investments	$2,602,324

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

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the three-month periods ended March 31, 2020 and 2019 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2019	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2020
Debt	$1,782,575	$—	$(176,860)	$121,481	$16,539	$(141,100)	$—	$1,602,635
Equity	$809,538	$—	$(6,469)	$22,492	$3,177	$(68,972)	$—	$759,766
Equity Warrant	$10,211	$—	$(1,096)	$—	$1,096	$134	$—	$10,345

	$2,602,324	$—	$(184,425)	$143,973	$20,812	$(209,938)	$—	$2,372,746

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

        As of December 31, 2019, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which were recorded at fair value were categorized as Level 3. Main Street determined the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzed the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value was the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Street's SBIC debentures recorded at fair value were the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. As of March 31, 2020, all of the SBIC debentures previously accounted for on a fair value basis have been repaid.

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the three-month periods ended March 31, 2020 and 2019 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2019	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2020
SBIC debentures at fair value	$21,927	$(22,000)	$533	$—	$(460)	$—

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of March 31, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(5,177)	$21,200

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 SBIC debentures as of December 31, 2019 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
SBIC debentures	$21,927	Discounted cash flow	Estimated market interest rates	3.2% - 3.5%	3.2%

        At March 31, 2020 and December 31, 2019, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,168,150	$—	$—	$1,168,150
Middle Market portfolio investments	418,441	—	—	418,441
Private Loan portfolio investments	629,094	—	—	629,094
Other Portfolio investments	95,481	—	—	95,481
External Investment Manager	61,580	—	—	61,580

Total investments	$2,372,746	$—	$—	$2,372,746

SBIC debentures at fair value	$—	$—	$—	$—

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

        Main Street's other portfolio ("Other Portfolio") investments primarily consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for each of the three months ended March 31, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.6 million.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2020 and 2019, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2020
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	48	63
Fair value	$1,168.2	$418.4	$629.1
Cost	$991.5	$540.8	$740.1
% of portfolio at cost—debt	64.1%	94.4%	94.6%
% of portfolio at cost—equity	35.9%	5.6%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	90.8%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.1%	9.0%
Average EBITDA(c)	$5.5	$80.6	$51.9

(a)
At March 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2020, including amortization of deferred debt

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

  origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost—debt	65.9%	94.8%	94.6%
% of portfolio at cost—equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.6%	9.5%
Average EBITDA(c)	$5.1	$85.0	$57.8

(a)
At December 31, 2019, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

        As of March 31, 2020, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $95.5 million in fair value and approximately $118.5 million in cost basis and which comprised approximately 4.0% of Main Street's Investment Portfolio at fair value. As of December 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $61.6 million, which comprised approximately 2.6% of Main Street's Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2020	December 31, 2019
First lien debt	77.3%	78.2%
Equity	18.2%	17.2%
Second lien debt	3.5%	3.5%
Equity warrants	0.5%	0.6%
Other	0.5%	0.5%

	100.0%	100.0%

Fair Value:	March 31, 2020	December 31, 2019
First lien debt	69.1%	70.1%
Equity	27.2%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.4%	0.4%
Other	0.5%	0.5%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2020 and December 31, 2019 (this information excludes the Other

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2020	December 31, 2019
Southwest	26.3%	25.0%
West	22.0%	24.6%
Midwest	20.0%	20.6%
Northeast	16.7%	14.8%
Southeast	13.3%	13.2%
Canada	1.2%	1.2%
Other Non-United States	0.5%	0.6%

	100.0%	100.0%

Fair Value:	March 31, 2020	December 31, 2019
Southwest	27.6%	26.7%
West	23.1%	25.1%
Midwest	19.9%	20.6%
Northeast	16.4%	14.4%
Southeast	11.5%	11.6%
Canada	1.0%	1.1%
Other Non-United States	0.5%	0.5%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of March 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2020	December 31, 2019
Machinery	7.9%	7.7%
Commercial Services & Supplies	5.4%	6.1%
Aerospace & Defense	5.1%	4.9%
Energy Equipment & Services	5.0%	5.4%
Construction & Engineering	4.9%	5.4%
IT Services	4.9%	4.6%
Health Care Providers & Services	4.7%	4.5%
Internet Software & Services	4.3%	4.1%
Media	4.0%	5.3%
Diversified Telecommunication Services	4.0%	3.9%
Leisure Equipment & Products	4.0%	3.8%
Hotels, Restaurants & Leisure	3.8%	3.7%
Electronic Equipment, Instruments & Components	3.6%	3.5%
Oil, Gas & Consumable Fuels	3.3%	3.6%
Specialty Retail	3.1%	3.1%
Communications Equipment	3.1%	3.1%
Professional Services	3.0%	2.9%
Food Products	2.8%	3.0%
Software	2.5%	2.4%
Distributors	2.5%	1.1%
Diversified Financial Services	1.9%	1.9%
Containers & Packaging	1.7%	1.7%
Computers & Peripherals	1.5%	2.3%
Diversified Consumer Services	1.4%	0.4%
Trading Companies & Distributors	1.3%	0.0%
Transportation Infrastructure	1.2%	1.0%
Food & Staples Retailing	1.1%	1.0%
Construction Materials	1.0%	1.0%
Chemicals	1.0%	1.0%
Internet & Catalog Retail	1.0%	0.9%
Building Products	0.9%	1.3%
Road & Rail	0.4%	1.4%
Other(1)	3.7%	4.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	March 31, 2020	December 31, 2019
Machinery	10.2%	9.9%
Construction & Engineering	5.4%	5.6%
IT Services	5.3%	4.8%
Aerospace & Defense	4.9%	4.7%
Commercial Services & Supplies	4.6%	5.5%
Energy Equipment & Services	4.4%	4.9%
Health Care Providers & Services	4.3%	4.3%
Internet Software & Services	4.2%	3.8%
Media	3.7%	4.7%
Leisure Equipment & Products	3.6%	3.5%
Specialty Retail	3.5%	3.4%
Diversified Consumer Services	3.3%	2.2%
Computers & Peripherals	3.2%	3.8%
Diversified Telecommunication Services	3.2%	3.3%
Software	3.0%	2.7%
Electronic Equipment, Instruments & Components	2.7%	2.7%
Hotels, Restaurants & Leisure	2.6%	3.3%
Oil, Gas & Consumable Fuels	2.6%	3.2%
Food Products	2.5%	2.7%
Communications Equipment	2.5%	2.7%
Distributors	2.4%	1.0%
Diversified Financial Services	2.1%	2.1%
Professional Services	1.9%	2.2%
Containers & Packaging	1.9%	1.7%
Construction Materials	1.6%	1.5%
Trading Companies & Distributors	1.2%	0.0%
Building Products	1.1%	1.2%
Transportation Infrastructure	1.1%	1.0%
Food & Staples Retailing	1.1%	1.0%
Air Freight & Logistics	1.0%	0.8%
Road & Rail	0.6%	1.5%
Other(1)	4.3%	4.3%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At March 31, 2020 and December 31, 2019, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

        In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." In

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        As of March 31, 2020 and December 31, 2019, Main Street had no single investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the three months ended March 31, 2020 and 2019, Main Street determined that no single Control Investment had income that represented greater than 20% of Main Street's total income.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended March 31, 2020 and 2019, the External Investment Manager earned $2.5 million and $3.0 million, respectively, in management fee income. No incentive fee income was earned in the three months ended March 31, 2020 compared to $0.1 million earned in the three months ended March 31, 2019.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For each of the three months ended March 31, 2020 and 2019, Main Street allocated $1.6 million of total expenses to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2020 and 2019, the total contribution to Main Street's net investment income was $2.3 million and $2.7 million, respectively.

        Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Management fee income	$2,499	$2,877
Incentive fees	—	80

Total revenues	2,499	2,957
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,060)	(1,055)
Other G&A expenses	(584)	(588)

Total allocated expenses	(1,644)	(1,643)

Pre-tax income	855	1,314
Tax expense	(195)	(294)

Net income	$660	$1,020

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of March 31,	As of December 31,
	2020	2019
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,513	2,708

Total assets	$2,513	$2,708

Accounts payable to MSCC and its subsidiaries	$1,853	$1,592
Dividend payable to MSCC and its subsidiaries	660	1,116
Equity	—	—

Total liabilities and equity	$2,513	$2,708

NOTE E—DEBT

SBIC Debentures

        Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street's SBIC debentures payable, under existing SBA-approved commitments, were $304.8 million and $311.8 million at March 31, 2020 and December 31, 2019, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the three months ended March 31, 2020, Main Street issued $15.0 million of SBIC debentures and opportunistically prepaid the remaining $22.0 million of existing MSC II SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $0.5 million, due primarily to the write-off of the related unamortized deferred financing costs. Subsequent to March 31, 2020, Main Street received an additional commitment from the SBA enabling Main Street to issue new SBIC debentures in the future, increasing its total commitment from the SBA to the regulatory maximum of $350.0 million. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.5% and 3.6% as of March 31, 2020 and December 31, 2019, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of March 31, 2020 was approximately 5.4 years. For the three months ended March 31, 2020 and 2019, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.0 million and $3.3 million, respectively. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of March 31, 2020, the recorded value of the SBIC debentures was $299.1 million, which consisted of (i) $139.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $138.6 million that was net of unamortized debt issuance costs of $1.2 million and (ii) $165.0 million par value of SBIC debentures issued by MSC III with a recorded value of $160.5 million that was net of unamortized debt issuance costs of $4.5 million. As of March 31, 2020, if Main Street had adopted the fair value option under ASC 825 for its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $252.5 million, or $52.3 million less than the $304.8 million face value of the SBIC debentures.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Credit Facility

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility was amended during March 2020 to provide for an increase in total commitments from $705.0 million to $740.0 million and to increase the diversified group of lenders to 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (1.0% as of March 31, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of March 31, 2020) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

        At March 31, 2020, Main Street had $277.0 million in borrowings outstanding under the Credit Facility. As of March 31, 2020, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $2.9 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the interest rate on the Credit Facility was 3.5% (based on the LIBOR rate of 1.6% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 3.5% and 4.4% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, Main Street was in compliance with all financial covenants of the Credit Facility.

4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, Main Street repaid the entire principal amount of the issued and outstanding 4.50% Notes due 2019, effective December 1, 2019 (the "Maturity Date"), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date. Main Street recognized no interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, for the three months ended March 31, 2020 and $2.1 million for the three months ended March 31, 2019.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $183.4 million was net of unamortized debt issuance costs of $1.6 million. As of March 31, 2020, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $180.9 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million for each of the three months ended March 31, 2020 and 2019.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of March 31, 2020, Main Street was in compliance with these covenants.

5.20% Notes

        In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $324.1 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2020, the outstanding balance of the 5.20% Notes was $325.0 million and the recorded value of $324.5 million was net of unamortized debt issuance costs of $0.5 million. As of March 31, 2020, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $303.3 million. Main Street recognized interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, of $4.3 million for the three months ended March 31, 2020.

        The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of March 31, 2020, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2020	2019
Per Share Data:
NAV at the beginning of the period	$23.91	$24.09
Net investment income(1)	0.57	0.64
Net realized loss(1)(2)	(0.35)	(0.18)
Net unrealized appreciation (depreciation)(1)(2)	(3.00)	0.27
Income tax benefit (provision)(1)(2)	0.12	(0.06)

Net increase (decrease) in net assets resulting from operations(1)	(2.66)	0.67
Dividends paid from net investment income	(0.62)	(0.59)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.03	0.20
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.02
Other(3)	0.04	0.02

NAV at the end of the period	$20.73	$24.41

Market value at the end of the period	$20.51	$37.20
Shares outstanding at the end of the period	64,462,649	62,373,777

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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
NAV at end of period	$1,336,170	$1,522,497
Average NAV	$1,436,280	$1,499,273
Average outstanding debt	$1,100,800	$1,026,050
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	0.79%	1.66%
Ratio of operating expenses to average NAV(2)(3)	1.36%	1.46%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	0.50%	0.66%
Ratio of net investment income to average NAV(2)	2.54%	2.63%
Portfolio turnover ratio(2)	5.57%	2.78%
Total investment return(2)(4)	(51.61)%	11.76%
Total return based on change in NAV(2)(5)	(11.16)%	2.80%

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.205 per share for each month of January through March 2020, totaling $39.7 million, or $0.615 per share, for the three months ended March 31, 2020. The first quarter 2020 regular monthly dividends represent a 5.1% increase from the regularly monthly dividends paid for the first quarter of 2019. The regular monthly dividends equaled a total of approximately $36.0 million, or $0.585 per share, for the three months ended March 31, 2019.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$(171,438)	$41,401
Book-tax difference from share-based compensation expense	2,720	2,329
Net unrealized (appreciation) depreciation	193,848	(16,401)
Income tax provision	(8,264)	3,069
Pre-tax book (income) loss not consolidated for tax purposes	6,785	(7,698)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	21,879	20,132

Estimated taxable income(1)	45,530	42,832
Taxable income earned in prior year and carried forward for distribution in current year	29,107	41,489
Taxable income earned prior to period end and carried forward for distribution next period	(48,149)	(60,217)
Dividend payable as of period end and paid in the following period	13,218	12,445

Total distributions accrued or paid to common stockholders	$39,706	$36,549

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The income tax provision (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street's estimated undistributed taxable income. For the three months ended March 31, 2020, Main Street recognized a net income tax benefit of $8.3 million, principally consisting of a deferred tax benefit of $8.0 million, as well as a $0.3 million current tax benefit, which is primarily related to a $0.8 million benefit for current U.S. federal income and state taxes, partially offset by a $0.5 million provision for excise taxes. For the three months ended March 31, 2019, Main Street recognized a net income tax provision of $3.1 million, principally consisting of a deferred tax provision of $2.4 million and a $0.7 million current tax expense, which is primarily related to a $0.3 million accrual for excise taxes and $0.4 million provision for current U.S. federal income and state taxes.

        The net deferred tax liability at March 31, 2020 was $8.4 million compared to $16.1 million at December 31, 2019, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2029 through 2037. Any net operating losses generated in 2019 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2019 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2020, Main Street sold 87,500 shares of its common stock at a weighted-average price of $43.39 per share and raised $3.8 million of gross proceeds under the ATM Program. Net proceeds were $3.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2020, 8,271,650 shares remained available for sale under the ATM Program.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        For the three months ended March 31, 2020, $3.9 million of the total $39.7 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 108,722 newly issued shares. For the three months ended March 31, 2019, $3.6 million of the total $36.0 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 96,189 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2020.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Three months ended March 31, 2020	(8,804)

Restricted stock available for issuance as of March 31, 2020	1,878,142

        As of March 31, 2020, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Three months ended March 31, 2020	(1,479)

Restricted stock available for issuance as of March 31, 2020	266,635

        For the three months ended March 31, 2020 and 2019, Main Street recognized total share-based compensation expense of $2.8 million and $2.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of March 31, 2020, there was $13.4 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.0 years as of March 31, 2020.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE K—COMMITMENTS AND CONTINGENCIES

        At March 31, 2020, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$220
EnCap Energy Capital Fund IX, L.P.	308
EnCap Energy Capital Fund X, L.P.	1,597
EnCap Flatrock Midstream Fund II, L.P.	4,728
EnCap Flatrock Midstream Fund III, L.P.	579

$7,432
EIG Fund Investments	$4,683
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,555

$2,930
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	500

$3,500
Harris Preston Fund Investments
HPEP 3, L.P.	$2,181
LKCM Headwater Investments I, L.P.	$2,500
Dos Rios Partners
Dos Rios Partners, LP	$1,594
Dos Rios Partners—A, LP	506

$2,100
Access Media Holdings, LLC	$284

Total equity commitments	$42,215

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
SI East, LLC	$7,500
Hunter Defense Technologies, Inc.	6,460
Classic H&G Holdco, LLC	4,000
Arcus Hunting LLC	2,939
Fortna, Inc.	2,703
Echo US Holdings, LLC.	2,037
Boccella Precast Products LLC	2,000
PPL RVs, Inc.	2,000
Bluestem Brands, Inc.	1,875
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Hawk Ridge Systems, LLC	1,400
GS HVAM Intermediate, LLC	1,364
GRT Rubber Technologies LLC	1,340
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
CompareNetworks Topco, LLC	1,000
Lynx FBO Operating LLC	875
Independent Pet Partners Intermediate Holdings, LLC	800
Analytical Systems Keco, LLC	800
CTVSH, PLLC	800
Mystic Logistics Holdings, LLC	800
DTE Enterprises RLOC	750
Mac Lean-Fogg Company	735
ASC Interests, LLC	700
PaySimple, Inc.	695
PT Network, LLC	658
Invincible Boat Company, LLC.	648
TEAM Public Choices, LLC	614
Wireless Vision Holdings, LLC	592
Jensen Jewelers of Idaho, LLC	500
NRI Clinical Research, LLC	500
Clickbooth.com, LLC	457
HDC/HW Intermediate Holdings	320
American Nuts, LLC	281
Dynamic Communities, LLC	250
NinjaTrader, LLC	200

Total loan commitments	$57,375

Total commitments	$99,590

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $1.8 million on the outstanding unfunded commitments as of March 31, 2020.

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

        Total operating lease cost incurred by Main Street for each of the three months ended March 31, 2020 and 2019 was $0.2 million. As of March 31, 2020, the asset related to the operating lease was $4.6 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $5.4 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of March 31, 2020, the remaining lease term was 7.8 years and the discount rate was 4.2%.

        The following table shows future minimum payments under Main Street's operating lease as of March 31, 2020 (in thousands):

For the Years Ended December 31,	Amount
2020	$572
2021	776
2022	790
2023	804
2024	818
Thereafter	2,611

Total	$6,371

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE L—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At March 31, 2020, Main Street had a receivable of approximately $2.5 million due from the External Investment Manager, which included (i) approximately $1.9 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2020, $8.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 120,101 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of March 31, 2020 represented 154,334 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

        During May 2020, Main Street declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2020. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2020, unchanged from the regular monthly dividends paid in the third quarter of 2019. Including the regular monthly dividends declared for the second and third quarters of 2020, Main Street will have paid $28.985 per share in cumulative dividends since its October 2007 initial public offering.

        In April 2020, Main Street led a new portfolio investment to facilitate the recapitalization of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of executive compensation consulting services, benchmarking data and surveys. Main Street partnered with Pearl Meyer's senior management

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

team to facilitate the recapitalization and provide additional capital to the business as it executes on its consolidation strategy in the fragmented executive compensation advisory segment. Main Street invested $48.8 million in the recapitalization, consisting of a $35.0 million term loan and a $13.8 million preferred equity investment.

        Main Street continues to work collectively with its employees and portfolio companies to navigate the significant challenges created by the ongoing COVID-19 pandemic beginning in the first quarter of 2020. Main Street's business and operating results, and the businesses and operating results of Main Street's portfolio companies, have been significantly impacted by COVID-19. Due to the challenges and uncertainty created by COVID-19, Main Street suspended its future semi-annual supplemental dividends, specifically including the supplemental dividend that it previously expected to pay in June 2020. Main Street believes that it is in the best long-term interests of its stockholders to not only maintain a conservative approach to its dividend policy during this volatile economic environment, but to also ensure it has the ability to be opportunistic in funding attractive investments that have the potential to provide long-term value to Main Street's stockholders.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2020
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2020 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(260)	$38	$2,440	$—	$260	$2,180

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	103	143	7,104	112	5,800	1,416
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	862	27,801	13	65	27,749
	Preferred Member Units	(9)	—	—	271	7,163	271	—	7,434
	Preferred Member Units	(9)	—	(1,601)	63	7,382	—	1,601	5,781

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	92	304	10,781	99	—	10,880
	Member Units	(5)	—	(1,020)	72	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	—	28	1,137	—	6	1,131
	Member Units	(5)	—	—	—	460	—	—	460

CMS Minerals Investments	Member Units	(9)	—	(392)	—	1,900	—	445	1,455

Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	—	323	—	15,842	—	15,842
	Preferred Member Units	(8)	—	—	—	—	8,317	—	8,317

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	269	8,288	7	350	7,945
	Preferred Member Units	(9)	—	420	—	3,010	420	—	3,430

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	513	15,707	19	244	15,482
	Preferred Stock	(9)	—	(140)	—	20,200	—	140	20,060

Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(14)	410	19,022	14	798	18,238
	Member Units	(5)	—	(170)	2,057	53,410	—	170	53,240

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	363	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,020)	695	47,450	—	2,020	45,430

Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,587	—	—	—	—	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	—	—	—
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	130	—	—	—	—	—	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	—	—	9,560	—	—	9,560

IDX Broker, LLC	11.00% Secured Debt	(9)	—	(13)	380	13,400	13	813	12,600
	Preferred Member Units	(9)	—	2,860	69	15,040	2,860	—	17,900

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(56)	125	4,000	4	156	3,848
	Member Units	(9)	—	(470)	—	8,270	—	470	7,800

Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	—	—	742	24,982	574	400	25,156
	Member Units	(5)	—	(790)	—	12,240	—	790	11,450
	9.00% Secured Debt	(5)	—	—	90	3,939	—	7	3,932
	Member Units	(5)	—	—	22	1,160	—	—	1,160

Market Force Information, LLC	8% PIK Secured Debt	(9)	—	(373)	37	2,695	—	373	2,322
	12.00% PIK Secured Debt	(9)	—	(5,110)	242	22,621	8	5,110	17,519
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—

MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(76)	297	8,890	8	156	8,742
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(400)	—	4,770	—	400	4,370

Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	148	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	256	119	3,644	256	3,900	—
	Member Units	(9)	—	(1,000)	1	—	1,000	1,000	—
	9.50% Secured Debt	(9)	—	—	16	701	—	12	689
	Member Units	(9)	—	—	20	1,640	—	—	1,640

MSC Adviser I, LLC	Member Units	(8)	—	(12,940)	660	74,520	—	12,940	61,580

Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	—	—	213	6,253	983	279	6,957
	Common Stock	(6)	—	1,780	—	8,410	1,780	—	10,190

OMi Holdings, Inc.	Common Stock	(8)	—	1,080	543	16,950	1,080	—	18,030

PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	—	—	339	12,118	123	250	11,991
	Common Stock	(8)	—	690	—	9,930	690	—	10,620

Principle Environmental, LLC (d/b.a	13.00% Secured Debt	(8)	—	(13)	224	6,397	13	13	6,397
TruHorizon Environmental Solutions)	Preferred Member Units	(8)	—	350	—	13,390	350	—	13,740
	Warrants	(8)	—	50	—	1,090	50	—	1,140

Quality Lease Service, LLC	Member Units	(7)	—	(3,340)	—	9,289	300	3,340	6,249

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2020 Fair Value
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	282	9,102	7	320	8,789
	Common Stock	(7)	—	1,964	29	4,655	1,964	—	6,619

Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	67	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(630)	—	4,089	—	630	3,459
	Common Stock	(9)	—	(239)	—	409	—	239	170

Ziegler's NYPD, LLC	6.50% Secured Debt	(8)	—	(101)	16	1,000	5	101	904
	12.00% Secured Debt	(8)	—	—	19	625	6	—	631
	14.00% Secured Debt	(8)	—	(279)	97	2,750	33	279	2,504
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(130)	—	1,269	—	130	1,139

Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	—	(1,962)	13	6,387	—	1,962	4,425
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	186	5,210	18	70	5,158
	Preferred Member Units	(8)	—	860	—	3,200	860	—	4,060
	Warrants	(8)	—	224	—	316	224	—	540

ASC Interests, LLC	12.50% Secured Debt	(8)	—	—	58	1,639	—	37	1,602
	Member Units	(8)	—	(240)	—	1,290	—	240	1,050

ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(619)	92	4,521	31	619	3,933
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—

Bond-Coat, Inc.	15% Secured Debt	(8)	—	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(1,280)	—	8,300	—	1,280	7,020

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	268	8,989	5	124	8,870
	Preferred Member Units	(9)	—	—	20	4,280	—	—	4,280

Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	431	7,797	141	—	7,938
	Warrants	(6)	—	(180)	—	3,500	—	180	3,320
	13.00% Secured Debt	(6)	—	—	33	996	1	—	997
	Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000

CBT Nuggets, LLC	Member Units	(9)	—	(3,230)	—	50,850	—	3,230	47,620

Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	372	12,136	7	153	11,990
	Preferred Member Units	(8)	—	—	30	5,840	—	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	(8)	542	17,773	8	8	17,773
	Member Units	(8)	—	110	243	24,040	110	—	24,150
	Member Units	(8)	—	(530)	17	1,450	—	530	920

Charps, LLC	15.00% Secured Debt	(5)	—	—	76	2,000	—	—	2,000
	Preferred Member Units	(5)	—	640	23	6,920	640	—	7,560

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	80	792

Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	—	—	10,142	—	—	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	(338)	584	18,452	11	668	17,795
	Preferred Member Units	(5)	—	(2,796)	50	5,174	—	2,796	2,378

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	112	4,515	3	—	4,518
	Member Units	(8)	—	(480)	—	2,560	—	480	2,080

Gulf Manufacturing, LLC	Member Units	(8)	—	(2,180)	119	7,430	—	2,180	5,250

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	7	280	—	40	240
	12.50% Secured Debt	(8)	—	(139)	404	12,493	7	139	12,361
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	—	—	3,157	—	—	3,157

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(1,610)	104	7,970	—	1,610	6,360

J&J Services, Inc.	11.50% Secured Debt	(7)	—	—	518	17,430	7	—	17,437
	Preferred Stock	(7)	—	—	—	7,160	—	—	7,160

KBK Industries, LLC	Member Units	(5)	—	(440)	212	15,470	—	440	15,030

NAPCO Precast, LLC	Member Units	(8)	—	(2,850)	2	14,760	—	2,850	11,910

NexRev LLC	11.00% PIK Secured Debt	(8)	—	(1,701)	397	17,469	174	1,919	15,724
	Preferred Member Units	(8)	—	(6,310)	—	6,310	—	6,310	—

NRI Clinical Research, LLC	9.00% Secured Debt	(9)	—	(8)	201	5,981	1,527	8	7,500
	Warrants	(9)	—	160	—	1,230	160	—	1,390
	Member Units	(9)	—	333	377	4,988	710	377	5,321

NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	193	6,376	—	—	6,376
	Member Units	(5)	—	(1,220)	25	4,710	—	1,220	3,490

NuStep, LLC	12.00% Secured Debt	(5)	—	—	610	19,703	11	160	19,554
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

Pegasus Research Group, LLC	Member Units	(8)	—	1,790	—	8,170	1,790	—	9,960

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2020 Fair Value
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	—	722
	Member Units	(8)	—	1,170	93	4,990	1,170	—	6,160
	Member Units	(8)	—	80	—	3,169	80	—	3,249

Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	21	640	—	—	640
	12.00% Secured Debt	(9)	—	—	504	16,272	7	—	16,279
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,833)	—	8	4,564	—	—	—

Total Control investments			$(21,472)	$(39,665)	$19,473	$1,032,721	$46,953	$96,742	$978,368

Affiliate Investments

AFG Capital Group, LLC	10.00% Secured Debt	(8)	$—	$—	$20	$838	$—	$87	$751
	Preferred Member Units	(8)	—	(120)	—	5,180	—	120	5,060

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	669	—	8,540	4,410	—	12,950

BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	171	4,698	18	51	4,665
	Preferred Member Units	(8)	—	—	5	131	5	—	136
	Member Units	(8)	—	(80)	—	290	—	80	210

Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	—	(15)	434	13,244	15	379	12,880
	Member Units	(6)	—	(610)	77	6,270	—	610	5,660

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(1,821)	532	18,794	11	1,821	16,984
	Preferred Member Units	(7)	—	(4,005)	69	4,701	69	4,005	765

CAI Software LLC	11.00% Secured Debt	(6)	—	(4)	259	9,160	4	20	9,144
	Member Units	(6)	—	60	10	5,210	60	—	5,270

Chandler Signs Holdings, LLC	Class A Units	(8)	—	(200)	(91)	2,740	—	200	2,540

Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—

Classic H&G Holdings, LLC	12% Secured Debt	(6)	—	—	717	—	25,743	—	25,743
	Preferred Member Units	(6)	—	—	—	—	5,760	—	5,760

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	(1,329)	277	13,915	—	2,341	11,574

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	—	164	2,362	—	—	2,362

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(185)	—	7,033	—	185	6,848
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	(59)	—	2,233	—	59	2,174

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	4	400	—	100	300

EIG Fund Investments	LP Interests (EIG Global Private Debt fund—A, L.P.)	(8)	6	(113)	34	720	61	219	562

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(739)	—	5,778	—	739	5,039
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(1,052)	255	9,696	989	1,052	9,633

Fuse, LLC	12% Secured Debt	(9)	—	—	59	1,939	—	—	1,939
	Common Stock	(9)	—	—	—	256	—	—	256

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	2,474	345	—	2,819

Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	13	600	—	—	600
	11.00% Secured Debt	(9)	—	(7)	380	13,400	7	7	13,400
	Preferred Member Units	(9)	—	(580)	—	7,900	—	580	7,320
	Preferred Member Units	(9)	—	(30)	—	420	—	30	390

Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(570)	61	4,260	—	570	3,690
	Member Units	(8)	—	(1,490)	65	10,330	—	1,490	8,840

I-45 SLF LLC	Member Units	(8)	—	(4,656)	685	14,407	—	4,656	9,751

L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	3	81	3	—	84
	Member Units	(8)	—	—	—	2,050	—	—	2,050

OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	197	6,474	197	—	6,671
	10.00% PIK Secured Debt	(8)	—	—	2	58	2	—	60
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	344	11,356	—	—	11,356
	Preferred Stock	(9)	—	1,260	—	2,680	1,260	—	3,940
	Preferred Stock	(9)	—	—	—	4,350	—	—	4,350

Rocaceia, LLC (Quality Lease and Rental	12.00% Secured Debt	(8)	—	—	—	—	241	241	—
Holdings, LLC)	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(140)	—	570	—	140	430

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2020 Fair Value
SI East, LLC	9.50% Current, Secured Debt	(7)	—	(18)	816	32,963	18	18	32,963
	Preferred Member Units	(7)	—	450	356	8,200	450	—	8,650

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	233	6,197	9	—	6,206
	Warrants	(6)	—	—	—	290	—	—	290
	Common Stock	(6)	—	—	—	1,080	—	—	1,080

UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	64	2,962	17	292	2,687
	Preferred Stock	(6)	—	(2,680)	—	2,684	—	2,680	4
	Preferred Stock	(6)	—	(106)	106	2,282	106	106	2,282
	Preferred Stock	(6)	—	511	56	1,889	944	—	2,833
	Preferred Stock	(6)	—	(1,250)	—	3,667	—	1,250	2,417
	Common Stock	(6)	—	—	—	—	—	—	—

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(260)	—	800	—	260	540
	Member Units	(8)	—	—	—	—	—	—	—

Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	660	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	—	—	8	291	—	—	291
	Preferred Member Units	(8)	—	(1,050)	—	14,000	—	1,050	12,950
	Warrants	(8)	—	(150)	—	150	—	150	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(241)	—	—	—	—	—	—

Total Affiliate investments			$(235)	$(21,166)	$8,164	$330,287	$40,998	$53,038	$318,247

(1)
The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively.For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $235,893. This represented 17.7% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $27,622. This represented 2.1% of net assets as of March 31, 2020.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $30,402. This represented 2.3% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $82,256. This represented 6.2% of net assets as of March 31, 2020.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $46,254. This represented 3.5% of net assets as of March 31, 2020. The fair value as of

  March 31, 2020 for affiliate investments located in this region was $59,662. This represented 4.5% of net assets as of March 31, 2020.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $400,331. This represented 30.0% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $102,784. This represented 7.7% of net assets as of March 31, 2020.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $265,488. This represented 19.9% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $45,913. This represented 3.4% of net assets as of March 31, 2020.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies' business and operations, liquidity and access to capital; and such other factors discussed in Item 1A entitled "Risk Factors" below in Part 2 of this Quarterly Report on Form 10-Q, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2020 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

        We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent periodic and current reports.

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

COVID-19 UPDATE

        The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended March 31, 2020, we began to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under "Discussion and Analysis of Results of Operations," our net asset value as of March 31, 2020 decreased as compared to our net asset value as of December 31, 2019, primarily due to the unrealized depreciation of our Investment Portfolio caused by the immediate adverse economic effects of the COVID-19 pandemic and uncertainty regarding the extent and duration of its impact, as well as the negative impact of the pandemic on our investment income.

        Neither our management nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the rapidly evolving situation and guidance from U.S. and international authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies' operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition.

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

        Our Private Loan portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

        Our other portfolio ("Other Portfolio") investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2020
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	70	48	63
Fair value	$1,168.2	$418.4	$629.1
Cost	$991.5	$540.8	$740.1
% of portfolio at cost—debt	64.1%	94.4%	94.6%
% of portfolio at cost—equity	35.9%	5.6%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	90.8%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.1%	9.0%
Average EBITDA(c)	$5.5	$80.6	$51.9

(a)
At March 31, 2020, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as

  EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost—debt	65.9%	94.8%	94.6%
% of portfolio at cost—equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield(b)	11.8%	8.6%	9.5%
Average EBITDA(c)	$5.1	$85.0	$57.8

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

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

        As of March 31, 2020, we had Other Portfolio investments in eleven companies, collectively totaling approximately $95.5 million in fair value and approximately $118.5 million in cost basis and which comprised approximately 4.0% of our Investment Portfolio (as defined in "Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $61.6 million, which comprised approximately 2.6% of our Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the trailing twelve months ended March 31, 2020 and 2019, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4%, respectively, and 1.4% for the year ended December 31, 2019.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended March 31, 2020 and 2019, the External Investment Manager earned $2.5 million and $3.0 million, respectively, in management fee income. No incentive fee income was earned in the three months ended March 31, 2020 compared to $0.1 million earned in the three months ended March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations and cash flows for the three months ended March 31, 2020 and 2019, and financial position as of March 31, 2020 and December 31, 2019, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of both March 31, 2020 and December 31, 2019, our Investment Portfolio valued at fair value represented approximately 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2020 and 2019, (i) approximately 1.1% and 1.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.0% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for each of the three months ended March 31, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.6 million. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income received from the External Investment Manager. For the three months ended March 31, 2020 and 2019, the total contribution to our net investment income was $2.3 million and $2.7 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2020	December 31, 2019
First lien debt	77.3%	78.2%
Equity	18.2%	17.2%
Second lien debt	3.5%	3.5%
Equity warrants	0.5%	0.6%
Other	0.5%	0.5%

	100.0%	100.0%

Fair Value:	March 31, 2020	December 31, 2019
First lien debt	69.1%	70.1%
Equity	27.2%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.4%	0.4%
Other	0.5%	0.5%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2019 and "Risk Factors" below in this Quarterly Report on Form 10-Q for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        As of March 31, 2020, our total Investment Portfolio had ten investments on non-accrual status, which comprised approximately 1.3% of its fair value and 5.3% of its cost. As of December 31, 2019, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Total investment income	$56,150	$61,365	$(5,215)	(8)%
Total expenses	(19,605)	(21,874)	2,269	10%

Net investment income	36,545	39,491	(2,946)	(7)%
Net realized loss from investments	(21,865)	(5,733)	(16,132)	NM
Net realized loss on extinguishment of debt	(534)	(5,689)	5,155	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	(194,308)	11,224	(205,532)	NM
SBIC debentures	460	5,177	(4,717)	NM

Total net unrealized appreciation (depreciation)	(193,848)	16,401	(210,249)	NM
Income tax benefit (provision)	8,264	(3,069)	11,333	NM

Net increase (decrease) in net assets resulting from operations	$(171,438)	$41,401	$(212,839)	NM

	Three Months Ended March 31,		Net Change
	2020	2019	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$36,545	$39,491	$(2,946)	(7)%
Share-based compensation expense	2,837	2,329	508	22%

Distributable net investment income(a)	$39,382	$41,820	$(2,438)	(6)%

Net investment income per share—Basic and diluted	$0.57	$0.64	$(0.07)	(11)%

Distributable net investment income per share—Basic and diluted(a)	$0.61	$0.68	$(0.07)	(10)%

NM
Not Meaningful

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

  Investment Income

        Total investment income for the three months ended March 31, 2020 was $56.2 million, an 8% decrease from the $61.4 million of total investment income for the corresponding period of 2019. This comparable period decrease was principally attributable to (i) a $4.5 million decrease in dividend income from Investment Portfolio equity investments, partially attributable to the current negative impact of the COVID-19 pandemic on some of our portfolio companies' operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the virus' effects, and (ii) a $2.4 million decrease in interest income, which was also partially attributable to the negative impact of the COVID-19 pandemic, partially offset by a $1.7 million increase in fee income. The $5.2 million decrease in total investment income in the three months ended March 31, 2020 is net of the positive impact of an increase of $2.4 million in accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments.

  Expenses

        Total expenses for the three months ended March 31, 2020 decreased to $19.6 million from $21.9 million in the corresponding period of 2019. This decrease in operating expenses was principally attributable to a $3.6 million decrease in compensation expense, partially offset by (i) a $0.5 million increase in interest expense, (ii) a $0.5 million increase in share-based compensation expense and (iii) a $0.3 million increase in general and administrative expense. The decrease in compensation expense is primarily related to (i) a $2.5 million decrease in cash incentive compensation accruals and (ii) a $1.5 million decrease as a result of the decrease in the fair value of our deferred compensation plan assets, partially offset by a $0.4 million increase in base compensation-related expenses. The increase in interest expense is primarily due to a $4.3 million increase as a result of two separate issuances of our

5.20% Notes (as defined below) in April 2019 and December 2019, partially offset by decreased interest expense relating to (i) a $2.1 million decrease from the repayment of the 4.50% Notes due 2019 (as defined below) effective December 1, 2019 and (ii) a $1.3 million decrease from our multi-year revolving credit facility (the "Credit Facility") due to the lower average balance outstanding and lower average interest rate on borrowings.

  Net Investment Income

        Net investment income for the three months ended March 31, 2020 decreased 7% to $36.5 million, or $0.57 per share, compared to net investment income of $39.5 million, or $0.64 per share, for the corresponding period of 2019. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above.

  Distributable Net Investment Income

        Distributable net investment income for the three months ended March 31, 2020 decreased 6% to $39.4 million, or $0.61 per share, compared with $41.8 million, or $0.68 per share, in the corresponding period of 2019. The decline in distributable net investment income was primarily due to the decreased level of total investment income, partially offset by lower operating expenses, both as discussed above. Distributable net investment income on a per share basis for the three months ended March 31, 2020 also reflects a greater number of average shares outstanding compared to the corresponding period in 2019 primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan, partially offset by (i) an increase of $0.04 per share due to the increase in interest income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, and (ii) an increase of $0.02 per share due to the decrease in compensation expense as a result of the decrease in the fair value of the deferred compensation plan assets during the first quarter of 2020.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2020 was $(171.4) million, or $(2.66) per share, compared with $41.4 million, or $0.67 per share, during the three months ended March 31, 2019. This $212.8 million decrease from the prior year was primarily the result of (i) a $205.5 million decrease in net unrealized appreciation (depreciation) from portfolio investments, primarily caused by the adverse economic effects of the COVID-19 pandemic, and including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $16.1 million decrease in the net realized gain (loss) from investments, (iii) a $4.7 million decrease in unrealized appreciation on the SBIC debentures accounted for on a fair value basis and (iv) a $2.9 million decrease in net investment income, as discussed above, partially offset by (i) a $5.2 million decrease in the net realized loss on extinguishment of debt from the prepayment of $22.0 million and $24.0 million of SBIC debentures in the three months ended March 31, 2020 and 2019, respectively, (ii) a $2.3 million decrease in total expenses, as discussed above, and (iii) an $11.3 million benefit from the change in the income tax benefit (provision). The net realized loss from investments of $21.9 million for the three months ended March 31, 2020 was primarily the result of (i) the realized loss of $17.2 million from the partial exit of two LMM investments and (ii) the realized loss of $4.3 million resulting from the full exit of an LMM investment.

        The following table provides a summary of the total net unrealized depreciation of $193.8 million for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$17.6	$0.1	$(0.4)			$17.3
Net unrealized depreciation relating to portfolio investments	$(45.6)	$(72.2)	$(68.4)	$(25.4)	(b)	$(211.6)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$(28.0)	$(72.1)	$(68.8)	$(25.4)		$(194.3)

Unrealized appreciation relating to SBIC debentures(c)						0.5

Total net unrealizd depreciation						$(193.8)

(a)
LMM includes unrealized appreciation on 16 LMM portfolio investments and unrealized depreciation on 39 LMM portfolio investments.

(b)
Other includes (i) $12.9 million of unrealized depreciation relating to the External Investment Manager, (ii) $11.3 million of net unrealized depreciation relating to the Other Portfolio and (iii) $1.1 million of unrealized depreciation relating to deferred compensation plan assets.

(c)
Relates to unrealized depreciation on the SBIC debentures previously issued by MSC II which were accounted for on a fair value basis.

        The income tax benefit for the three months ended March 31, 2020 of $8.3 million principally consisted of a deferred tax benefit of $8.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, as well as a current tax benefit of $0.3 million related to a $0.8 million benefit for current U.S. federal and state income taxes, partially offset by a $0.5 million provision for excise tax on our estimated undistributed taxable income.

  Liquidity and Capital Resources

        This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Update" section above.

  Cash Flows

        For the three months ended March 31, 2020, we experienced a net decrease in cash and cash equivalents in the amount of $1.1 million, which is the net result of $61.4 million of cash provided by our operating activities and $62.4 million of cash used in our financing activities.

        The $61.4 million of cash provided by our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned totaling $35.4 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash proceeds totaling $160.2 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iii) cash proceeds of $4.4 million related to changes in other assets and liabilities, partially offset by cash uses totaling $138.6 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2019.

        The $62.4 million of cash used in our financing activities principally consisted of (i) $35.6 million in cash dividends paid to stockholders, (ii) $23.0 in net repayments on the Credit Facility, (iii) $22.0 million in repayment of SBIC debentures and (iv) $0.6 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs, partially offset by (i) $15.0 million in cash proceeds from the issuance of SBIC debentures and (ii) $3.9 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan.

  Capital Resources

        As of March 31, 2020, we had $54.2 million in cash and cash equivalents and $463.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2020, our net asset value totaled $1,336.2 million, or $20.73 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, was amended in March 2020 to provide for an increase in total commitments from $705.0 million to $740.0 million and to increase the diversified group of lenders to 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (1.0% as of March 31, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of March 31, 2020) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2020, we had $277.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 3.5% (based on the LIBOR rate of 1.6% as of the most recent reset date of March 1, 2020 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $304.8 million of outstanding SBIC debentures guaranteed by the SBA as of

March 31, 2020 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 3.5%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.4 years as of March 31, 2020. During the three months ended March 31, 2020, Main Street issued $15.0 million of SBIC debentures and opportunistically prepaid $22.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Subsequent to March 31, 2020, we received an additional commitment from the SBA enabling us to issue new SBIC debentures in the future, increasing our total commitment from the SBA to the regulatory maximum of $350.0 million. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. As of March 31, 2020, the outstanding balance of the 5.20% Notes was $325.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the three months ended March 31, 2020, we sold 87,500 shares of our common stock at a weighted-average price of $43.39 per share and raised $3.8 million of gross proceeds under the ATM Program. Net proceeds were $3.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2020, there were 8,271,650 shares available for sale under the ATM Program.

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

        If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2020 annual meeting of stockholders because our common stock price per share has generally traded significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

  Recently Issued or Adopted Accounting Standards

        In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statements of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.

        In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. We have agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. We adopted this amendment in March 2020 and plan to apply the amendments in this update to account for contract modifications due to changes in reference rates. We do not believe that it will have a material impact on its consolidated financial statements and disclosures.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2020, we had a total of $99.6 million in outstanding commitments comprised of (i) thirty-nine investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of March 31, 2020, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
SBIC debentures	$20,000	$40,000	$—	$16,000	$63,800	$165,000	$304,800
Interest due on SBIC debentures	5,456	9,487	8,475	8,220	6,772	18,840	57,250
4.50% Notes due 2022	—	—	185,000	—	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	8,325	—	—	—	24,975
5.20% Notes due 2024	—	—	—	—	—	325,000	325,000
Interest due on 5.20% Notes	16,900	16,900	16,900	16,900	8,450	—	76,050
Operating Lease Obligation(1)	572	776	790	804	818	2,611	6,371

Total	$51,253	$75,488	$219,490	$41,924	$79,840	$511,451	$979,446

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

        As of March 31, 2020, we had $277.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2020, we had a receivable of approximately $2.5 million due from the External Investment Manager, which included approximately $1.9 million primarily related to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $0.7 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan,

non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2020, $8.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $4.2 million was deferred into phantom Main Street stock units, representing 120,101 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of March 31, 2020 represented 154,334 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statement of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

  Recent Developments

        During May 2020, we declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2020. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2020, unchanged from the regular monthly dividends paid in the third quarter of 2019. Including the regular monthly dividends declared for the second and third quarters of 2020, we will have paid $28.985 per share in cumulative dividends since our October 2007 initial public offering.

        In April 2020, we led a new portfolio investment to facilitate the recapitalization of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of executive compensation consulting services, benchmarking data and surveys. We partnered with Pearl Meyer's senior management team to facilitate the recapitalization and provide additional capital to the business as it executes on its consolidation strategy in the fragmented executive compensation advisory segment. We invested $48.8 million in the recapitalization, consisting of a $35.0 million term loan and a $13.8 million preferred equity investment.

        We continue to work collectively with our employees and portfolio companies to navigate the significant challenges created by the ongoing COVID-19 pandemic beginning in the first quarter of 2020. Our business and operating results, and the businesses and operating results of our portfolio companies, have been significantly impacted by COVID-19. Due to the challenges and uncertainty created by COVID-19, we suspended our future semi-annual supplemental dividends, specifically including the supplemental dividend that we previously expected to pay in June 2020. We believe that it is in the best long-term interests of our stockholders to not only maintain a conservative approach to our dividend policy during this volatile economic environment, but to also ensure we have the ability to be opportunistic in funding attractive investments that have the potential to provide long-term value to our stockholders.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See "Risk Factors—Risks Relating to Our Business and Structure—The interest rates of our floating-rate loans to our portfolio companies and for any of our borrowings that extend beyond 2021 might be subject to change based on recent regulatory changes" included in our Form 10-K for the fiscal year ended December 31, 2019 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

        The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2020, approximately 73% of our debt investment portfolio (at cost) bore interest at floating rates, 84% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2020, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term "commodity pool operator" under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(150)	$(5,814)	$2,750	$(3,064)	$(0.05)
(125)	(5,567)	2,750	(2,817)	(0.04)
(100)	(5,259)	2,750	(2,509)	(0.04)
(75)	(4,637)	2,078	(2,559)	(0.04)
(50)	(4,000)	1,385	(2,615)	(0.04)
(25)	(2,171)	693	(1,478)	(0.02)
25	3,150	(693)	2,457	0.04
50	6,438	(1,385)	5,053	0.08
75	9,761	(2,078)	7,683	0.12
100	13,108	(2,770)	10,338	0.16
125	16,542	(3,463)	13,079	0.20
150	19,979	(4,155)	15,824	0.25

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

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

        In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on February 28, 2020, which could materially affect our business, financial condition or operating results.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

        Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

        Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results and financial condition.

        The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our financial results, including interest income received from our investments and the underlying value of those investments. We may need to restructure our investments in certain portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal or reduce the rate or extend the time of payment of interest, among other things. In addition, if an investment included in the borrowing base for the Credit Facility is deemed to have a material impairment or loss, or if we modify the terms of an investment included in the borrowing base for the Credit Facility, it may reduce the value of the borrowing base, which may have a material adverse effect on our available liquidity, results of operations and financial condition. In addition, any decreases in our net investment income would impact the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility, the 4.50% Notes due 2022 and the 5.20% Notes and dividends to stockholders. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies' operations and our operating results, any future dividends to our stockholders may be for amounts less than our historical dividends, may be made less frequently than historical practices and may also include return of capital.

        The 1940 Act generally prohibits us, as a BDC, from incurring indebtedness unless immediately after such borrowing we have an asset coverage, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met). In addition, the Credit Facility and the indentures governing the 4.50% Notes due 2022 and the 5.20% Notes contain similar limitations or covenants requiring our compliance with the 1940 Act asset coverage requirements, and the Credit Facility also contains other affirmative and negative covenants. A continued significant decrease in the value of our Investment Portfolio, resulting in significant further reductions of our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of us not meeting the required asset coverage requirement under the 1940 Act or breaching covenants under the Credit Facility or under the indentures governing the 4.50% Notes due 2022 and the 5.20% Notes. Any such result could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay dividends to our stockholders and attributes thereof.

We are currently operating in a period of capital markets disruption and economic uncertainty.

        The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2020, we issued 108,722 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2020 under the dividend reinvestment plan was approximately $3.9 million.

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

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Supplement Agreement dated March 23, 2020 (previously filed as Exhibit 10.1 to Main Street Capital Corporation's Current Report on Form 8-K filed on March 24, 2020 (File No. 1-33723)).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: May 8, 2020	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer (principal executive officer)
Date: May 8, 2020	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: May 8, 2020	/s/ LANCE A. PARKER Lance A. Parker Vice President and Chief Accounting Officer (principal accounting officer)