Form 10-Q
period 2020-06-30
Main Street Capital CORP
filed 2020-08-07
CIK 1396440

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

        The number of shares outstanding of the issuer's common stock as of August 6, 2020 was 65,865,341.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Investments at fair value:
Control investments (cost: $796,019 and $778,367 as of June 30, 2020 and December 31, 2019, respectively)	$1,008,139	$1,032,721
Affiliate investments (cost: $372,475 and $351,764 as of June 30, 2020 and December 31, 2019, respectively)	321,709	330,287
Non-Control/Non-Affiliate investments (cost: $1,257,360 and $1,297,587 as of June 30, 2020 and December 31, 2019, respectively)	1,089,705	1,239,316

Total investments (cost: $2,425,854 and $2,427,718 as of June 30, 2020 and December 31, 2019, respectively)	2,419,553	2,602,324

Cash and cash equivalents	68,539	55,246
Interest receivable and other assets	48,865	50,458
Receivable for securities sold	5,650	—
Deferred financing costs (net of accumulated amortization of $7,981 and $7,501 as of June 30, 2020 and December 31, 2019, respectively)	3,188	3,521

Total assets	$2,545,795	$2,711,549

LIABILITIES
Credit facility	$315,000	$300,000
SBIC debentures (par: $314,800 ($50,000 due within one year) and $311,800 as of June 30, 2020 and December 31, 2019, respectively)	308,814	306,188
5.20% Notes due 2024 (par: $325,000 as of both June 30, 2020 and December 31, 2019)	324,541	324,595
4.50% Notes due 2022 (par: $185,000 as of both June 30, 2020 and December 31, 2019)	183,533	183,229
Accounts payable and other liabilities	17,038	24,532
Payable for securities purchased	4,568	—
Interest payable	7,494	7,292
Dividend payable	13,474	13,174
Deferred tax liability, net	389	16,149

Total liabilities	1,174,851	1,175,159
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 65,748,805 and 64,241,341 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	658	643
Additional paid-in capital	1,554,928	1,512,435
Total undistributed (overdistributed) earnings	(184,642)	23,312

Total net assets	1,370,944	1,536,390

Total liabilities and net assets	$2,545,795	$2,711,549

NET ASSET VALUE PER SHARE	$20.85	$23.91

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$19,327	$23,617	$38,800	$47,308
Affiliate investments	7,207	8,346	15,371	17,417
Non-Control/Non-Affiliate investments	25,473	29,330	53,985	57,932

Total investment income	52,007	61,293	108,156	122,657
EXPENSES:
Interest	(11,898)	(12,329)	(24,338)	(24,245)
Compensation	(4,802)	(5,516)	(7,300)	(11,585)
General and administrative	(3,000)	(3,160)	(6,473)	(6,363)
Share-based compensation	(2,817)	(2,378)	(5,654)	(4,707)
Expenses allocated to the External Investment Manager	1,804	1,707	3,448	3,350

Total expenses	(20,713)	(21,676)	(40,317)	(43,550)

NET INVESTMENT INCOME	31,294	39,617	67,839	79,107
NET REALIZED GAIN (LOSS):
Control investments	1,606	(756)	(19,866)	(943)
Affiliate investments	—	789	(235)	(2,452)
Non-Control/Non-Affiliate investments	(10,190)	(2,587)	(10,348)	(4,892)
Realized loss on extinguishment of debt	—	—	(534)	(5,689)

Total net realized loss	(8,584)	(2,554)	(30,983)	(13,976)

NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(6,825)	10,137	(42,235)	15,083
Affiliate investments	(8,123)	(568)	(29,289)	1,808
Non-Control/Non-Affiliate investments	28,112	(4,712)	(109,620)	(810)
SBIC debentures	—	(233)	460	4,945

Total net unrealized appreciation (depreciation)	13,164	4,624	(180,684)	21,026

INCOME TAXES:
Federal and state income, excise and other taxes	(550)	(963)	(255)	(1,665)
Deferred taxes	8,045	(2,470)	16,015	(4,837)

Income tax benefit (provision)	7,495	(3,433)	15,760	(6,502)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$43,369	$38,254	$(128,068)	$79,655

NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.48	$0.63	$1.04	$1.27

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.66	$0.61	$(1.97)	$1.28

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	65,303,580	62,880,035	64,920,025	62,375,166

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

	Common Stock
				Total Undistributed (Overdistributed) Earnings
	Number of Shares	Par Value	Additional Paid-In Capital		Total Net Asset Value
Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share-based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401

Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497

Public offering of common stock, net of offering costs	245,989	2	9,416	—	9,418
Share-based compensation	—	—	2,378	—	2,378
Purchase of vested stock for employee payroll tax withholding	(90,404)	(1)	(3,364)	—	(3,365)
Dividend reinvestment	133,128	1	5,392	—	5,393
Amortization of directors' deferred compensation	—	—	216	—	216
Issuance of restricted stock, net of forfeited shares	262,642	3	(3)	—	—
Dividends to stockholders	—	—	114	(53,823)	(53,709)
Net increase resulting from operations	—	—	—	38,254	38,254

Balances at June 30, 2019	62,925,132	$629	$1,465,679	$54,774	$1,521,082

Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share-based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors' deferred compensation	—	—	238	—	238
Issuance of restricted stock, net of forfeited shares	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)

Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170

Public offering of common stock, net of offering costs	824,968	9	26,007	—	26,016
Share-based compensation	—	—	2,817	—	2,817
Purchase of vested stock for employee payroll tax withholding	(84,094)	(1)	(1,730)	—	(1,731)
Dividend reinvestment	146,229	1	4,158	—	4,159
Amortization of directors' deferred compensation	—	—	224	—	224
Issuance of restricted stock, net of forfeited shares	414,053	4	(4)	—	—
Dividends to stockholders	—	—	99	(40,179)	(40,080)
Net increase resulting from operations	—	—	—	43,369	43,369

Balances at June 30, 2020	65,763,805	$658	$1,554,928	$(184,642)	$1,370,944

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(128,068)	$79,655
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(264,289)	(301,298)
Proceeds from sales and repayments of debt investments in portfolio companies	220,339	220,925
Proceeds from sales and return of capital of equity investments in portfolio companies	15,341	18,169
Net unrealized (appreciation) depreciation	180,684	(21,026)
Net realized loss	30,983	13,976
Accretion of unearned income	(5,959)	(5,997)
Payment-in-kind interest	(1,883)	(2,502)
Cumulative dividends	(1,022)	(1,350)
Share-based compensation expense	5,654	4,707
Amortization of deferred financing costs	1,353	1,790
Deferred tax (benefit) provision	(16,015)	4,837
Changes in other assets and liabilities:
Interest receivable and other assets	7,626	(6,792)
Interest payable	202	2,115
Accounts payable and other liabilities	(7,032)	4,085
Deferred fees and other	1,791	1,226

Net cash provided by operating activities	39,705	12,520
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	29,871	44,803
Proceeds from public offering of 5.20% Notes due 2024	—	250,000
Dividends paid	(71,305)	(80,247)
Proceeds from issuance of SBIC debentures	25,000	—
Repayments of SBIC debentures	(22,000)	(24,000)
Proceeds from credit facility	184,000	201,000
Repayments on credit facility	(169,000)	(380,000)
Payment of deferred issuance costs and SBIC debenture fees	(1,218)	(4,344)
Purchases of vested stock for employee payroll tax withholding	(1,760)	(3,365)

Net cash provided by (used in) financing activities	(26,412)	3,847

Net increase in cash and cash equivalents	13,293	16,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,246	54,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,539	$70,548

Supplemental cash flow disclosures:
Interest paid	$22,722	$20,279
Taxes paid	$1,783	$1,672
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,240
Non-cash financing activities:
Shares issued pursuant to the DRIP	$8,089	$8,989

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)

Access Media Holdings, LLC(10)	July 22, 2015	Private Cable Operator
			10.00% PIK Secured Debt (Maturity—July 22, 2020)(14)(19)	$23,828	$23,828	$3,937
			Preferred Member Units (9,481,500 units)(24)		9,375	(284)
			Member Units (45 units)		1	—

					33,204	3,653

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			13.00% Secured Debt (Maturity—July 31, 2022)	1,650	1,606	1,606
			Member Units (1,500 units)		1,500	1,050

					3,106	2,656

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—August 16, 2024)(9)	5,295	4,976	4,976
			Preferred Member Units (3,200 units)		3,200	3,890
			Warrants (420 equivalent shares; Expiration—August 16, 2029; Strike price—$0.01 per share)		316	510

					8,492	9,376

ATS Workholding, LLC(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity—November 16, 2021)	4,919	4,729	3,965
			Preferred Member Units (3,725,862 units)		3,726	—

					8,455	3,965

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			Common Stock (57,508 shares)		6,350	6,830

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—January 9, 2023)(9)	8,804	8,751	8,751
			Preferred Member Units (2,950 units)(8)		4,280	4,280

					13,031	13,031

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity—December 11, 2024)	8,813	8,085	8,085
			Warrants (82 equivalent shares; Expiration—July 25, 2026; Strike price—$0.01 per share)		2,132	3,320
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity—December 11, 2024)	1,000	997	997
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units)(8)		1,000	1,000

					12,214	13,402

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units)(8)		1,742	2,180

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—March 30, 2023)(9)	15,679	15,573	15,534
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.50%, Secured Debt (Maturity—March 30, 2023)(9)	28,000	27,827	27,762
			Preferred Member Units (6,725 units)(8)		7,706	7,706
			Preferred Member Units (6,157 units)(8)		10,775	5,781

					61,881	56,783

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units)(8)		1,300	46,060

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—January 4, 2024)(9)	11,934	11,843	11,843
			Preferred Member Units (12,696 units)		5,840	5,840

					17,683	17,683

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—February 26, 2023)(9)	17,773	17,666	17,773
			Member Units (4,347 units)(8)		11,440	24,150
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units)(8)		1,047	920

					30,153	42,843

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15.00% Secured Debt (Maturity—June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units)(8)		400	8,130

					2,400	10,130

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—December 20, 2021)(9)	10,880	10,841	10,841
			Member Units (717 units)(8)		7,280	8,610
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity—December 20, 2036)	1,124	1,113	1,113
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460

					19,444	21,024

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)(8)		2,260	1,638

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cody Pools, Inc.	March 6, 2020	Designer of Residential and Commercial Pools
			LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.25%, Secured Debt (Maturity—March 6, 2025)(9)	15,800	15,650	15,650
			Preferred Member Units (587 units)		8,317	8,317

					23,967	23,967

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—January 29, 2024)(9)	8,014	7,950	7,950
			Preferred Member Units (1,975 units)		1,975	4,080

					9,925	12,030

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		762	762

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity—May 31, 2021)(14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity—May 31, 2021)(14)(19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	—
			Class B Preferred Member Units (6,453 units)		6,030	—

					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity—April 1, 2023)(9)	18,960	18,841	18,165
			Preferred Member Units (3,857 shares)(8)		9,501	4,595

					28,342	22,760

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity—February 13, 2023)(9)	15,247	15,146	15,247
			Preferred Stock (8,400 shares)		8,400	20,060

					23,546	35,307

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity—June 24, 2021)(9)	19,838	19,777	19,838
			Member Units (8,619 units)(8)		14,844	53,240

					34,621	73,078

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.43%, Secured Debt (Maturity—January 31, 2021)(9)	4,519	4,519	4,519
			Member Units (1,200 units)		1,200	1,700

					5,719	6,219

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 7.17%, Secured Debt (Maturity—December 31, 2023)	16,775	16,775	16,775
			Member Units (5,879 units)(8)		13,065	45,430

					29,840	62,205

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units)(8)		2,980	4,800

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity—September 30, 2020)(9)(19)	243	243	243
			6.25% Current / 6.25% PIK Secured Debt (Maturity—April 29, 2021)(19)	12,735	12,707	11,616
			Member Units (3,681 units)		3,681	—

					16,631	11,859

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,606	7,660

Harris Preston Fund Investments(12)(13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,735	2,977

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares)(8)		718	5,640

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.00%, Secured Debt (Maturity—November 14, 2023)(9)	3,850	3,816	3,800
			Member Units (627 units)(8)		811	7,270

					4,627	11,070

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity—October 31, 2024)	15,200	15,065	15,200
			Preferred Stock (2,814 shares)		7,085	9,900

					22,150	25,100

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units)(8)		783	13,140

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			9.50% Current / 2.00% PIK Secured Debt (Maturity—October 31, 2023)(19)	25,488	25,297	25,297
			Member Units (581 units)		12,240	11,450
			9.00% Secured Debt (Maturity—October 31, 2048)	3,964	3,924	3,924
			Member Units (KMC RE Investor, LLC) (800 units)(8)		992	1,160

					42,453	41,831

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			12.00% PIK Secured Debt (Maturity—July 28, 2023)(14)(19)	26,079	25,952	14,255
			Member Units (743,921 units)		16,642	—

					42,594	14,255

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			13.00% Secured Debt (Maturity—March 31, 2022)	8,730	8,671	8,670
			Preferred Member Units (66,000 shares)		4,400	3,430
			Preferred Member Units (4,000 shares)		6,000	—

					19,071	12,100

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			Member Units (7,874 units)		4,239	—
			Member Units (Mid-Columbia Real Estate, LLC) (500 units)(8)		1,499	2,130

					5,738	2,130

MSC Adviser I, LLC(16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%)(8)		—	69,080

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			10.00% Secured Debt (Maturity—January 17. 2022)	6,974	6,959	6,959
			Common Stock (5,873 shares)(8)		2,720	10,390

					9,679	17,349

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units)(8)		2,975	10,930

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% Secured Debt (Maturity—February 28, 2023)	17,533	17,433	15,732
			Preferred Member Units (86,400,000 units)		6,880	—

					24,313	15,732

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			10.50% Secured Debt (Maturity—June 8, 2022)	7,000	6,921	7,000
			Warrants (251,723 equivalent units; Expiration—June 8, 2027; Strike price—$0.01 per unit)		252	1,390
			Member Units (1,454,167 units)(8)		765	5,321

					7,938	13,711

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity—March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units)(8)		3,717	3,120

					10,093	9,496

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity—January 31, 2022)	19,640	19,564	19,564
			Preferred Member Units (406 units)		10,200	10,200

					29,764	29,764

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares)(8)		1,080	18,030

Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			12.00% Secured Debt (Maturity—April 27, 2025)	35,000	34,663	34,663
			Member Units (13,800 units)(8)		13,000	13,000

					47,663	47,663

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)(8)		1,290	9,960

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% (Floor 0.50%), Current Coupon 10.18% Secured Debt (Maturity—November 15, 2022)(9)	12,105	12,004	12,004
			Common Stock (1,962 shares)		2,150	11,140

					14,154	23,144

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity—April 30, 2023)	6,397	6,324	6,397
			Preferred Member Units (19,631 units)(8)		4,600	12,910
			Warrants (1,018 equivalent units; Expiration—January 31, 2021; Strike price—$0.01 per unit)		1,200	1,070

					12,124	20,377

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,313	5,780

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity—June 30, 2018)(17)	750	750	722
			Member Units (1,150 units)(8)		1,150	6,160
			Member Units (RA Properties, LLC) (1,500 units)		369	3,320

					2,269	10,202

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity—August 31, 2020)	640	640	640
			12.00% Secured Debt (Maturity—August 31, 2023)	16,400	16,286	16,286
			Preferred Member Units (479 units)		8,136	8,136

					25,062	25,062

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity—May 31, 2024)	8,880	8,794	8,867
			Common Stock (615 shares)(8)		4,655	7,680

					13,449	16,547

UnionRock Energy Fund II, LP(12)(13)	June 15, 2020	Oil & Gas Exploration & Production
			LP Interests (Fully diluted 49.6%)		2,894	2,894

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity—September 30 2019)(17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	3,460

					5,028	5,488

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity—October 1, 2020)	1,000	1,000	899
			12.00% Secured Debt (Maturity—October 1, 2020)	625	625	625
			14.00% Secured Debt (Maturity—October 1, 2020)	2,750	2,750	2,366
			Warrants (587 equivalent units; Expiration—October 1, 2020; Strike price—$0.01 per unit)		600	—
			Preferred Member Units (10,072 units)		2,834	1,139

					7,809	5,029

Subtotal Control Investments (73.5% of net assets at fair value)					$796,019	$1,008,139

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Affiliate Investments(6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity—May 25, 2022)	664	664	664
			Preferred Member Units (186 units)		1,200	5,170

					1,864	5,834

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			Member Units (Milton Meisler Holdings LLC) (73,493 units)		8,596	13,060

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, (Maturity—April 8, 2021)(9)	4,800	4,734	4,684
			Preferred Stock (non-voting)(8)		141	141
			Member Units (800,000 units)		800	210

					5,675	5,035

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			Member Units (2,160,000 units)(8)		2,256	5,980

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity—June 30, 2020)(9)(17)	19,004	19,004	17,104
			Preferred Member Units (6 units; 6% cumulative)(8)(19)		4,770	765

					23,774	17,869

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12.50% Secured Debt (Maturity—December 7, 2023)	28,644	28,452	28,644
			Member Units (70,764 units)(8)		1,102	5,930

					29,554	34,574

Chandler Signs Holdings, LLC(10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units)		1,500	2,540

Charlotte Russe, Inc(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	—

Classic H&G Holdings, LLC	March 12, 2020	Provider of Engineered Packaging Solutions
			12.00% Secured Debt (Maturity—March 12, 2025)	26000	25,753	25,753
			Preferred Member Units (154 units)		5,760	5,760

					31,513	31,513

Congruent Credit Opportunities Funds(12)(13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%)(8)		12,589	12,504

					17,799	13,359

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Copper Trail Fund Investments(12)(13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)(8)		2,248	1,822

Dos Rios Partners(12)(13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		6,605	7,288
			LP Interests (Dos Rios Partners—A, LP) (Fully diluted 6.4%)		2,097	2,314

					8,702	9,602

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)		480	300

EIG Fund Investments(12)(13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%)(8)		756	595

Freeport Financial Funds(12)(13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,154
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%)(8)		10,785	10,571

					16,759	15,725

Fuse, LLC(11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity—June 28, 2024)	1,939	1,939	1,601
			Common Stock (10,429 shares)		256	256

					2,195	1,857

Harris Preston Fund Investments(12)(13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,819	2,819

Hawk Ridge Systems, LLC(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—December 2, 2021)(9)	600	600	600
			11.00% Secured Debt (Maturity—December 2, 2021)	13,400	13,350	13,400
			Preferred Member Units (226 units)(8)		2,850	7,320
			Preferred Member Units (HRS Services, ULC) (226 units)		150	390

					16,950	21,710

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity—May 1, 2022)	3,000	3,000	3,260
			Member Units (322,297 units)(8)		2,352	7,220

					5,352	10,480

I-45 SLF LLC(12)(13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest)(8)		20,200	13,953

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

L.F. Manufacturing Holdings, LLC(10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative)(8)(19)		87	87
			Member Units (2,179,001 units)		2,019	2,050

					2,106	2,137

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity—June 30, 2021)(19)	6,873	6,873	6,873
			10.00% PIK Unsecured Debt (Maturity—June 30, 2021)(19)	61	61	61
			Preferred Stock (912 shares)		1,981	—
			Warrants (5,333 equivalent shares; Expiration—April 18, 2021; Strike price—$0.01 per share)		1,919	—

					10,834	6,934

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Current, Secured Debt (Maturity—July 1, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	4,130

					17,023	19,836

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity—January 8, 2018)(14)(15)	30,369	29,865	—
			Preferred Member Units (250 units)		2,500	—

					32,365	—

Salado Stone Holdings, LLC(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	430

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14.00% Current, Secured Debt (Maturity—September 13, 2023)	6,280	6,136	6,136
			Common Stock (70,000 shares)(8)		700	1,130
			Warrants (18,084 equivalent units; Expiration—September 13, 2028; Strike price—$0.01 per unit)		181	300

					7,017	7,566

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Current, Secured Debt (Maturity—August 31, 2023)	32,963	32,723	32,963
			Preferred Member Units (157 units)(8)		6,000	9,310

					38,723	42,273

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

UniTek Global Services, Inc.(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—August 20, 2024)(9)	2,963	2,939	2,677
			Preferred Stock (1,133,102 shares; 20% cumulative)(8)(19)		1,305	2,833
			Preferred Stock (1,521,122 shares; 20% cumulative)(8)(19)		2,188	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative)(8)(19)		3,667	658
			Preferred Stock (4,336,866 shares; 13.50% cumulative)(19)		7,924	4
			Common Stock (945,507 shares)		—	—

					18,023	8,454

Universal Wellhead Services Holdings, LLC(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative)(8)(19)		1,032	240
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	—

					5,032	240

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity—January 26, 2020)(17)	20,234	20,234	19,243
			8.00% Unsecured Convertible Debt (Maturity—November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	5,678
			Warrants (1,831,355 equivalent units; Expiration—January 26, 2025; Strike price—$0.01 per unit)		2,576	—

					37,219	25,212

Subtotal Affiliate Investments (23.5% of net assets at fair value)					$372,475	$321,709

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)

AAC Holdings, Inc.(11)	June 30, 2017	Substance Abuse Treatment Service Provider
			10.00% Current / 8.00% PIK Secured Debt (Maturity—March 24, 2021)(19)	2,264	2,196	2,196
			Prime Plus 13.50% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity—April 17, 2020)(9)(17)	3,121	2,961	2,887
			Prime Plus 9.75% (Floor 1.00%), Current Coupon 13.00%, Secured Debt (Maturity—June 30, 2023)(9)(14)	14,396	14,030	6,442

					19,187	11,525

Adams Publishing Group, LLC(10)	November 19, 2015	Local Newspaper Operator
			LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.25%, Secured Debt (Maturity—July 3, 2023)(9)	6,301	6,162	6,054

ADS Tactical, Inc.(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.00%, Secured Debt (Maturity—July 26, 2023)(9)	19,738	19,616	19,444

Aethon United BR LP(10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—September 8, 2023)(9)	9,750	9,644	9,002

Affordable Care Holding Corp.(10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity—October 22, 2022)(9)	14,321	14,095	12,746

ALKU, LLC.(11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50%, Current Coupon 6.38%, Secured Debt (Maturity—July 29, 2026)(9)	9,975	9,883	9,676

American Nuts, LLC(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.43%, Secured Debt (Maturity—April 10, 2023)(9)	12,186	11,977	11,605

American Teleconferencing Services, Ltd.(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity—June 8, 2023)(9)	17,374	16,531	11,276

APTIM Corp.(11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity—June 15, 2025)	12,452	10,947	4,919

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Arcus Hunting LLC(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity—March 31, 2021)(9)	13,423	13,423	13,423

ASC Ortho Management Company, LLC(10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.93%, Secured Debt (Maturity—August 31, 2023)(9)	5,264	5,194	4,924
			13.25% PIK Secured Debt (Maturity—December 1, 2023)(19)	1,980	1,951	1,919

					7,145	6,843

ATX Networks Corp.(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.45% / 1.00% PIK, Current Coupon Plus PIK 8.45%, Secured Debt (Maturity—June 11, 2021)(9)(19)	13,530	13,419	12,380

Barfly Ventures, LLC(10)	August 31, 2015	Casual Restaurant Group
			9.00% PIK Secured Debt (Maturity—March 23, 2021)(14)(19)	110	110	110
			12.00% Secured Debt (Maturity—August 31, 2020)(14)	10,185	10,073	1,111
			Options (3 equivalent units)		607	—
			Warrant (2 equivalent unit; Expiration—August 31, 2025; Strike price—$1.00 per unit)		473	—

					11,263	1,221

Berry Aviation, Inc.(10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity— January 6, 2024)(19)	4,588	4,556	4,522
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative)(8)(19)		135	135
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative)(19)		1,671	804

					6,362	5,461

BigName Commerce, LLC(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 4.35% / 4.35% PIK, Current Coupon plus PIK 8.70%, Secured Debt (Maturity—May 11, 2022)(9)(19)	2,233	2,222	2,134

Binswanger Enterprises, LLC(10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—March 9, 2022)(9)	13,538	13,312	13,313
			Member Units (1,050,000 units)		1,050	730

					14,362	14,043

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Bluestem Brands, Inc.(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—September 9, 2020)(9)	635	635	635
			Prime Plus 6.50% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity—November 6, 2020)(9)(14)	10,622	10,571	3,983

					11,206	4,618

Bojangles', Inc.(11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 4.93%, Secured Debt (Maturity—January 28, 2026)	7,723	7,593	7,498
			LIBOR Plus 8.50%, Current Coupon 8.68%, Secured Debt (Maturity—January 28, 2027)	5,000	4,912	4,575

					12,505	12,073

Brainworks Software, LLC(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 12.50%, Secured Debt (Maturity—July 22, 2019)(9)(14)(17)	6,733	6,733	4,915

Brightwood Capital Fund Investments(12)(13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%)(8)		10,920	8,075
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%)(8)		4,750	4,384

					15,670	12,459

Cadence Aerospace LLC(10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—November 14, 2023)(9)	26,868	26,678	24,545

California Pizza Kitchen, Inc.(11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 10.00% (Floor 1.50%), Current Coupon 11.50%, Secured Debt (Maturity—August 23, 2022)(9)	3,929	3,882	3,857
			LIBOR Plus 6.00% PIK (Floor 1.00%), Current Coupon 7.00% PIK, Secured Debt (Maturity—August 23, 2022)(9)(19)	12,064	11,990	3,534

					15,872	7,391

Central Security Group, Inc.(11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 6.63%, Secured Debt (Maturity—October 6, 2021)(9)	13,667	13,637	5,768

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Cenveo Corporation(11)	September 4, 2015	Provider of Digital Marketing Agency Services
			Libor Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity—June 7, 2023)(9)	5,674	5,520	5,107
			Common Stock (177,130 shares)		5,309	2,657

					10,829	7,764

Chisholm Energy Holdings, LLC(10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity—May 15, 2026)(9)	3,571	3,493	3,278

Clarius BIGS, LLC(10)	September 23, 2014	Prints & Advertising Film Financing
			15.00% PIK Secured Debt (Maturity—January 5, 2015)(14)(17)	2,841	2,841	45

Clickbooth.com, LLC(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.95%, Secured Debt (Maturity—January 31, 2025)(9)	8,407	8,283	8,191

Coastal Television Broadcasting Holdings LLC(10)	June 4, 2020	Operator of Television Broadcasting Networks
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity—June 4, 2025)(9)	8,900	8,714	8,714

Construction Supply Investments, LLC(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (50,687 units)		5,637	7,700

Corel Corporation(11)(13)(21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00%, Current Coupon 5.36%, Secured Debt (Maturity—July 2, 2026)(9)	19,652	18,761	18,620

CTVSH, PLLC(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity—August 3, 2022)(9)	9,399	9,352	9,264

Darr Equipment LP(10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity—June 22, 2023)(19)	5,929	5,929	5,929
			Warrants (915,734 equivalent units; Expiration—December 23, 2023; Strike price—$1.50 per unit)		474	110

					6,403	6,039

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Digital River, Inc.(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—February 12, 2023)(9)	13,628	13,379	13,492

DTE Enterprises, LLC(10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity—April 13, 2023)(9)	10,992	10,849	10,691
			Class AA Preferred Member Units (non-voting; 10% cumulative)(8)(19)		904	904
			Class A Preferred Member Units (776,316 units)		776	1,260

					12,529	12,855

Dynamic Communities, LLC(10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—July 17, 2023)(9)	5,390	5,316	5,045

Echo US Holdings, LLC.(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.88%, Secured Debt (Maturity—October 25, 2024)(9)	22,851	22,740	21,750

EnCap Energy Fund Investments(12)(13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%)		3,635	678
			LP Interests (EnCap Energy Capital Fund VIII Co-Investors, L.P.) (Fully diluted 0.4%)		2,097	346
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%)(8)		4,359	1,245
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%)(8)		8,555	5,792
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%)		7,473	3,931
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%)(8)		6,974	5,797

					33,093	17,789

Encino Acquisition Partners Holdings, Inc.(11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—October 29, 2025)(9)	9,000	8,926	6,570

EPIC Y-Grade Services, LP(11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—June 13, 2024)	6,875	6,777	5,145

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Fortna, Inc.(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 5.18%, Secured Debt (Maturity—April 8, 2025)	9,739	9,592	8,795

GeoStabilization International (GSI)(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 5.43%, Secured Debt (Maturity—December 19, 2025)	16,294	16,158	15,642

GoWireless Holdings, Inc.(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity—December 22, 2024)(9)	17,868	17,727	15,061

Grupo Hima San Pablo, Inc.(11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.69%, Secured Debt (Maturity—April 30, 2019)(9)(17)	4,504	4,504	3,084
			13.75% Secured Debt (Maturity—October 15, 2018)(17)	2,055	2,040	167

					6,544	3,251

GS HVAM Intermediate, LLC(10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—October 2, 2024)(9)	13,580	13,463	12,635

Gexpro Services(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity—February 24, 2025)(9)	29,327	28,779	27,148

HDC/HW Intermediate Holdings(10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity—December 21, 2023)(9)	3,482	3,430	3,159

Hoover Group, Inc.(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity—January 28, 2021)(9)	20,694	20,344	15,728

Hunter Defense Technologies, Inc.(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.07%, Secured Debt (Maturity—March 29, 2023)(9)	31,161	30,790	30,559

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			12.00% Current Secured Debt (Maturity—March 29, 2023)	10,001	9,875	8,912

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Hydrofarm Holdings LLC(10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 8.50%, Current Coupon 8.68% Secured Debt (Maturity—May 12, 2022)	6,907	6,825	5,610

Hyperion Materials & Technologies, Inc.(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—August 28, 2026)(9)	22,388	21,979	19,883

iEnergizer Limited(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—April 17, 2024)(9)	11,438	11,340	11,137

Implus Footcare, LLC(10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 2.50% (Floor 1.00%), Current Coupon 3.50% / PIK 5.25%, Current Coupon Plus PIK 8.75%, Secured Debt (Maturity—April 30, 2024)(9)(19)	18,732	18,372	17,185

Independent Pet Partners Intermediate Holdings, LLC(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.31%, Secured Debt (Maturity—November 19, 2023)(9)	19,514	19,071	16,503
			Member Units (1,558,333 units)		1,558	—

					20,629	16,503

Industrial Services Acquisition, LLC(10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity—December 17, 2022)(19)	5,428	5,371	5,428
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative)(8)(19)		107	107
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative)(8)(19)		65	65
			Member Units (Industrial Services Investments, LLC) (900 units)		900	530

					6,443	6,130

Inn of the Mountain Gods Resort and Casino(11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity—November 30, 2020)	7,176	7,099	6,028

Interface Security Systems, L.L.C(10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75% / 3.00% PIK, Secured Debt (Maturity—August 7, 2023)(9)(19)	7,557	7,435	7,557

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Intermedia Holdings, Inc.(11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—July 19, 2025)(9)	20,050	19,961	19,681

Invincible Boat Company, LLC.(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—August 28, 2025)(9)	9,538	9,445	8,993

Isagenix International, LLC(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—June 14, 2025)(9)	5,777	5,732	2,302

JAB Wireless, Inc.(10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity—May 2, 2023)(9)	14,700	14,608	14,180

Jackmont Hospitality, Inc.(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity—May 26, 2021)(9)	4,033	4,030	3,303

Joerns Healthcare, LLC(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00% Secured Debt (Maturity—August 21, 2024)(9)	4,016	3,948	3,784
			Common Stock (472,579 shares)		4,429	2,480

					8,377	6,264

Kemp Technologies Inc.(10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—March 29, 2024)(9)	7,425	7,302	7,139

Kore Wireless Group Inc.(11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 5.81%, Secured Debt (Maturity—December 20, 2024)	19,236	19,139	18,034

Larchmont Resources, LLC(11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—August 7, 2021)(9)	2,145	2,145	1,180
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	353

					2,498	1,533

Laredo Energy VI, LP(10)	January 15, 2019	Oil & Gas Exploration & Production
			Member Units (1,155,952 units)		11,560	11,560

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Lightbox Holdings, L.P.(11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 5.18%, Secured Debt (Maturity—May 9, 2026)	14,888	14,687	13,771

LKCM Headwater Investments I, L.P.(12)(13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%)(8)		1,746	3,354

LL Management, Inc.(10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity—September 25, 2023)(9)	13,650	13,537	12,976

Logix Acquisition Company, LLC(10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—December 22, 2024)(9)	26,272	24,534	22,200

Looking Glass Investments, LLC(12)(13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.6 units)		125	25
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		41	8

					166	33

LSF9 Atlantis Holdings, LLC(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—May 1, 2023)(9)	9,275	9,275	7,914

Lulu's Fashion Lounge, LLC(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.07% / 2.50% PIK, Current Coupon Plus PIK 12.57%, Secured Debt (Maturity—August 28, 2022)(9)(19)	11,335	11,115	9,692

Lynx FBO Operating LLC(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—September 30, 2024)(9)	13,647	13,375	12,656
			Member Units (3,704 units)		500	445

					13,875	13,101

Mac Lean-Fogg Company(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 5.00%, Secured Debt (Maturity—December 22, 2025)	16,564	16,453	15,141
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative)(8)(19)	1,809	1,809	1,806

					18,262	16,947

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

MHVC Acquisition Corp.(11)	May 8, 2017	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity—April 29, 2024)(9)	19,899	19,813	19,203

Mills Fleet Farm Group, LLC(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.84% / 0.75% PIK, Current Coupon Plus PIK 8.59%, Secured Debt (Maturity—October 24, 2024)(9)(19)	13,959	13,663	12,425

NBG Acquisition Inc(11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.57%, Secured Debt (Maturity—April 26, 2024)(9)	4,153	4,111	1,910

NinjaTrader, LLC(10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—December 18, 2024)(9)	9,125	8,955	8,877

NNE Partners, LLC(10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 8.34%, Secured Debt (Maturity—March 2, 2022)	23,417	23,287	20,701

Novetta Solutions, LLC (11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity—October 17, 2022)(9)	20,950	20,628	20,548

NTM Acquisition Corp.(11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity—June 7, 2022)(9)	4,793	4,793	4,314

Ospemifene Royalty Sub LLC (QuatRx)(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.50% Secured Debt (Maturity—November 15, 2026)(14)	4,814	4,814	261

PaySimple, Inc.(10)	September 9, 2019	Leading Technology Services Commerce Platform
			LIBOR Plus 5.50%, Current Coupon 5.69%, Secured Debt (Maturity—August 23, 2025)(9)	24,135	23,890	21,721

Permian Holdco 2, Inc.(11)	February 12, 2013	Storage Tank Manufacturer
			14.00% PIK Unsecured Debt (Maturity—October 15, 2021)(19)	488	488	93
			18.00% PIK Unsecured Debt (Maturity—June 30, 2022)(19)	348	348	348
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	—

					1,635	441

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Point.360(10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration—July 7, 2020; Strike price—$0.75 per share)		69	—
			Common Stock (163,658 shares)		273	—

					342	—

PricewaterhouseCoopers Public Sector LLP(11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 8.18%, Secured Debt (Maturity—May 1, 2026)	9,000	8,967	8,235

PT Network, LLC(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.73% / 2.00% PIK, Current Coupon Plus PIK 8.73%, Secured Debt (Maturity—November 30, 2023)(9)(19)	8,555	8,555	8,074

Research Now Group, Inc. and Survey Sampling International, LLC(11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity—December 20, 2024)(9)	18,023	17,543	16,736

RM Bidder, LLC(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration—October 20, 2025; Strike price—$14.28 per unit)		425	—
			Member Units (2,779 units)		46	13

					471	13

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,060

Salient Partners L.P.(11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity—August 31, 2021)(9)	6,450	6,438	5,876

Staples Canada ULC(10)(13)(21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity—September 12, 2024)(9)(22)	13,828	13,665	11,685

TE Holdings, LLC(11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	—

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

TEAM Public Choices, LLC(10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity—September 20, 2024)(9)	17,372	17,214	16,615

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (200,000 shares)		2,000	2,600

TGP Holdings III LLC(11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—September 25, 2025)(9)	5,500	5,444	4,922

The Pasha Group(11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity—January 26, 2023)(9)	12,279	11,578	11,358

USA DeBusk LLC(10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity—October 22, 2024)(9)	25,137	24,702	23,119

U.S. TelePacific Corp.(11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.07%, Secured Debt (Maturity—May 2, 2023)(9)	17,088	16,916	13,719

Vida Capital, Inc(11)	October 10, 2019	Alternative Asset Manager
			LIBOR Plus 6.00%, Current Coupon 6.76%, Secured Debt (Maturity—October 1, 2026)	18,338	18,090	18,292

VIP Cinema Holdings, Inc.(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			Prime Plus 7.00% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—May 18, 2020)(9)(17)	994	994	994
			Prime Plus 7.00% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity—March 1, 2023)(9)(14)	10,063	10,030	—

					11,024	994

Vistar Media, Inc.(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity—April 3, 2023)(9)	4,670	4,529	4,536
			Preferred Stock (70,207 shares)		767	1,600
			Warrants (69,675 equivalent shares; Expiration—April 3, 2029; Strike price—$10.92 per share)		—	1,620

					5,296	7,756

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Principal(4)	Cost(4)	Fair Value(18)

Wireless Vision Holdings, LLC(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.94% (Floor 1.00%), Current Coupon 9.84% / 1.00% PIK, Current Coupon Plus PIK 10.84%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	6,985	6,874	6,984
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 9.91% / 1.00% PIK, Current Coupon Plus PIK 10.91%, Secured Debt (Maturity—September 29, 2022)(9)(19)(23)	6,070	6,001	6,070

					12,875	13,054

YS Garments, LLC(11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31% Secured Debt (Maturity—August 9, 2024)(9)	14,278	14,171	13,064

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration—June 15, 2022; Strike price—$0.001 per share)		1,071	1,190

					1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (79.5% of net assets at fair value)					$1,257,360	$1,089,705

Total Portfolio Investments, June 30, 2020					$2,425,854	$2,419,553

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

(9)
Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2020. As noted in this schedule, 60% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.09%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2020

(dollars in thousands)

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

(22)
In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $16.7 million Canadian Dollars and receive $12.8 million U.S. Dollars with a settlement date of September 14, 2020. The unrealized appreciation on the forward foreign currency contract is $0.4 million as of June 30, 2020.

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

(24)
Investment has an unfunded commitment as of June 30, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.     Basis of Presentation

        Main Street's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, Main Street's consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street's investments in LMM portfolio companies, investments in Middle Market portfolio companies, private loan ("Private Loan") portfolio investments, other portfolio ("Other Portfolio") investments and the investment in the External Investment Manager (see "Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition" for additional discussion of Main Street's Investment Portfolio). Main Street's results of operations for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, and financial position as of June 30, 2020 and December 31, 2019, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC's consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street's Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

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

        Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each LMM portfolio company at least once every calendar year, and for Main Street's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street's determination of fair value on its investments in a total of 28 LMM portfolio companies for the six months ended June 30, 2020, representing approximately 47% of the total LMM portfolio at fair value as of June 30, 2020, and on a total of 25 LMM portfolio companies for the six months ended June 30, 2019, representing approximately 40% of the total LMM portfolio at fair value as of June 30, 2019. Excluding its investments in LMM portfolio companies that, as of June 30, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2020 and 2019 was 53% and 42% of the total LMM portfolio at fair value as of June 30, 2020 and 2019, respectively.

        For valuation purposes, all of Main Street's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 91% of the Middle Market portfolio investments as of June 30, 2020 and December 31, 2019, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

        In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street's investments in each Private Loan portfolio company at least once every calendar year, and for Main Street's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 21 Private Loan portfolio companies for the six months ended June 30, 2020, representing approximately 37% of the total Private Loan portfolio at fair value as of June 30, 2020, and on a total of 18 Private Loan portfolio companies for the six months ended June 30, 2019, representing approximately 31% of the total Private Loan portfolio at fair value as of June 30, 2019. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2020 and 2019 was 45% and 48% of the total Private Loan portfolio at fair value as of June 30, 2020 and 2019, respectively.

        For valuation purposes, all of Main Street's Other Portfolio investments are non-control investments. Main Street's Other Portfolio investments comprised 4.1% of Main Street's Investment Portfolio at fair value as of June 30, 2020 and December 31, 2019. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street's determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of June 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

        The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of Main Street's portfolio companies, as well as market interest spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of Main Street's Investment Portfolio is volatile.

3.     Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

        At June 30, 2020, cash balances totaling $65.4 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status.

        As of June 30, 2020, Main Street's total Investment Portfolio had eleven investments on non-accrual status, which comprised approximately 1.9% of its fair value and 6.3% of its cost. As of December 31, 2019, Main Street's total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

        Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind ("PIK") interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2020 and 2019, (i) approximately 2.5% and 2.2%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2020 and 2019, (i) approximately 1.7% and 2.0%, respectively, of Main Street's total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of Main Street's total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$41,574	$47,222	$86,450	$94,541
Dividend income	7,795	12,763	15,836	25,259
Fee income	2,638	1,308	5,870	2,857

Total interest, fee and dividend income	$52,007	$61,293	$108,156	$122,657

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

        To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2020 and 2019, approximately 2.6% and 2.5%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2020 and 2019, approximately 2.6% and 2.7%, respectively, of Main Street's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

        In May 2020, the SEC adopted rules Release No. 33-10786 (the "Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

requires additional disclosure in the footnotes of the financial statements. Main Street adopted the Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on Main Street's consolidated financial statements was not material.

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

        As of June 30, 2020 and December 31, 2019, all of Main Street's LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's LMM portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

        As of June 30, 2020 and December 31, 2019, Main Street's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

        As of June 30, 2020 and December 31, 2019, Main Street's Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street's Private Loan portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

        As of June 30, 2020 and December 31, 2019, Main Street's Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street's Other Portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of the significant unobservable inputs used to fair value Main Street's Level 3 portfolio investments as of June 30, 2020 and December 31, 2019:

Type of Investment	Fair Value as of June 30, 2020 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$774,139	Discounted cash flow	WACC	9.5% - 21.0%	14.0%	14.8%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.7x - 8.5x(2)	7.0x	6.2x
Debt investments	$1,187,188	Discounted cash flow	Risk adjusted discount factor	7.6% - 19.0%(2)	12.0%	11.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.3%	100.0%
Debt investments	$458,226	Market approach	Third-party quote	29.3 - 99.8	87.1	90.0

Total Level 3 investments	$2,419,553

(1)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 15.0x and the range for risk adjusted discount factor is 5.3% - 42.5%.

(3)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$819,749	Discounted cash flow	WACC	9.6% -2 0.3%	13.6%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 8.5x(2)	7.2x	6.4x
Debt investments	$1,212,741	Discounted cash flow	Risk adjusted discount factor	5.9% - 16.5%(2)	10.4%	10.0%
			Expected principal recovery percentage	1.4% - 100.0%	99.3%	100.0%
Debt investments	$569,834	Market approach	Third-party quote	28.1 - 101.0	94.7	98.0

Total Level 3 investments	$2,602,324

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of changes in fair value of Main Street's Level 3 portfolio investments for the six-month periods ended June 30, 2020 and 2019 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2019	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2020
Debt	$1,782,575	$—	$(256,050)	$225,646	$29,876	$(124,365)	$(12,268)	$1,645,414
Equity	$809,538	$—	$(21,380)	$45,061	$(1,112)	$(80,261)	$12,268	$764,114
Equity Warrant	$10,211	$—	$(1,096)	$—	$1,096	$(186)	$—	$10,025

	$2,602,324	$—	$(278,526)	$270,707	$29,860	$(204,812)	$—	$2,419,553

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

        As of December 31, 2019, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which were recorded at fair value were categorized as Level 3. Main Street determined the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzed the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street's estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value was the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street's SBIC debentures recorded at fair value were the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. As of June 30, 2020, all of the SBIC debentures previously accounted for on a fair value basis have been repaid.

        The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the six-month periods ended June 30, 2020 and 2019 (amounts in thousands):

Type of Instrument	Fair Value as of December 31, 2019	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2020
SBIC debentures at fair value	$21,927	$(22,000)	$533	$—	$(460)	$—

Type of Instrument	Fair Value as of December 31, 2018	Repayments	Net Realized Loss	New SBIC Debentures	Net Unrealized (Appreciation) Depreciation	Fair Value as of June 30, 2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,945)	$21,432

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

        At June 30, 2020 and December 31, 2019, Main Street's investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,188,005	$—	$—	$1,188,005
Middle Market portfolio investments	410,502	—	—	410,502
Private Loan portfolio investments	653,824	—	—	653,824
Other Portfolio investments	98,142	—	—	98,142
External Investment Manager	69,080	—	—	69,080

Total investments	$2,419,553	$—	$—	$2,419,553

		Fair Value Measurements
		(in thousands)
At December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,206,865	$—	$—	$1,206,865
Middle Market portfolio investments	522,083	—	—	522,083
Private Loan portfolio investments	692,117	—	—	692,117
Other Portfolio investments	106,739	—	—	106,739
External Investment Manager	74,520	—	—	74,520

Total investments	$2,602,324	$—	$—	$2,602,324

SBIC debentures at fair value	$21,927	$—	$—	$21,927

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        Main Street's Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

        Main Street's external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. ("HMS Income"). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street's total expenses for the three months ended June 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.8 million and $1.7 million, respectively. Main Street's total expenses for each of the six months ended June 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $3.4 million.

        Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2020 and 2019, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        The following tables provide a summary of Main Street's investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2020
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	44	64
Fair value	$1,188.0	$410.5	$653.8
Cost	$1,032.3	$516.5	$750.7
% of portfolio at cost—debt	65.5%	94.1%	93.1%
% of portfolio at cost—equity	34.5%	5.9%	6.9%
% of debt investments at cost secured by first priority lien	98.2%	92.1%	95.3%
Weighted-average annual effective yield(b)	11.6%	7.7%	8.7%
Average EBITDA(c)	$5.3	$78.1	$51.8

(a)
At June 30, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street's common stock will realize on its investment because it does not reflect Main Street's expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, two Middle Market portfolio companies and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $98.1 million in fair value and approximately $126.4 million in cost basis and which comprised approximately 4.1% of Main Street's Investment Portfolio at fair value. As of December 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of Main Street's Investment Portfolio at fair value.

        As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $69.1 million, which comprised approximately 2.9% of Main Street's Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of Main Street's Investment Portfolio at fair value.

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2020	December 31, 2019
First lien debt	77.4%	78.2%
Equity	18.5%	17.2%
Second lien debt	3.1%	3.5%
Equity warrants	0.5%	0.6%
Other	0.5%	0.5%

	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2020	December 31, 2019
First lien debt	69.8%	70.1%
Equity	26.5%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.4%	0.4%
Other	0.5%	0.5%

	100.0%	100.0%

        The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2020	December 31, 2019
Southwest	25.9%	25.0%
West	21.5%	24.6%
Midwest	19.6%	20.6%
Northeast	18.2%	14.8%
Southeast	13.1%	13.2%
Canada	1.2%	1.2%
Other Non-United States	0.5%	0.6%

	100.0%	100.0%

Fair Value:	June 30, 2020	December 31, 2019
Southwest	26.6%	26.7%
West	22.2%	25.1%
Midwest	19.6%	20.6%
Northeast	18.2%	14.4%
Southeast	11.8%	11.6%
Canada	1.1%	1.1%
Other Non-United States	0.5%	0.5%

	100.0%	100.0%

        Main Street's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

as of June 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2020	December 31, 2019
Machinery	7.5%	7.7%
Commercial Services & Supplies	5.3%	6.1%
Aerospace & Defense	5.1%	4.9%
Energy Equipment & Services	5.0%	5.4%
Professional Services	5.0%	2.9%
Health Care Providers & Services	4.8%	4.5%
Construction & Engineering	4.7%	5.4%
Internet Software & Services	4.3%	4.1%
Media	4.1%	5.3%
IT Services	4.0%	4.6%
Diversified Telecommunication Services	3.9%	3.9%
Leisure Equipment & Products	3.9%	3.8%
Hotels, Restaurants & Leisure	3.8%	3.7%
Software	3.5%	2.4%
Electronic Equipment, Instruments & Components	3.4%	3.5%
Communications Equipment	3.4%	3.1%
Oil, Gas & Consumable Fuels	3.3%	3.6%
Specialty Retail	3.0%	3.1%
Food Products	2.9%	3.0%
Distributors	2.5%	1.1%
Diversified Financial Services	1.9%	1.9%
Containers & Packaging	1.7%	1.7%
Computers & Peripherals	1.5%	2.3%
Trading Companies & Distributors	1.3%	0.0%
Diversified Consumer Services	1.1%	0.4%
Transportation Infrastructure	1.1%	1.0%
Food & Staples Retailing	1.1%	1.0%
Chemicals	1.0%	1.0%
Internet & Catalog Retail	1.0%	0.9%
Building Products	0.9%	1.3%
Construction Materials	0.4%	1.0%
Road & Rail	0.4%	1.4%
Other(1)	3.2%	4.0%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value:	June 30, 2020	December 31, 2019
Machinery	9.8%	9.9%
Construction & Engineering	5.2%	5.6%
Aerospace & Defense	5.1%	4.7%
Commercial Services & Supplies	4.6%	5.5%
Health Care Providers & Services	4.5%	4.3%
IT Services	3.9%	4.8%
Energy Equipment & Services	3.9%	4.9%
Software	3.9%	2.7%
Internet Software & Services	3.8%	3.8%
Media	3.8%	4.7%
Professional Services	3.8%	2.2%
Leisure Equipment & Products	3.5%	3.5%
Specialty Retail	3.3%	3.4%
Diversified Telecommunication Services	3.3%	3.3%
Computers & Peripherals	3.2%	3.8%
Diversified Consumer Services	3.1%	2.2%
Oil, Gas & Consumable Fuels	2.9%	3.2%
Communications Equipment	2.9%	2.7%
Electronic Equipment, Instruments & Components	2.7%	2.7%
Hotels, Restaurants & Leisure	2.6%	3.3%
Food Products	2.6%	2.7%
Distributors	2.4%	1.0%
Diversified Financial Services	2.2%	2.1%
Containers & Packaging	1.9%	1.7%
Trading Companies & Distributors	1.2%	0.0%
Construction Materials	1.1%	1.5%
Transportation Infrastructure	1.1%	1.0%
Food & Staples Retailing	1.1%	1.0%
Building Products	1.0%	1.2%
Air Freight & Logistics	1.0%	0.8%
Chemicals	1.0%	0.9%
Road & Rail	0.6%	1.5%
Other(1)	3.0%	3.4%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

        At June 30, 2020 and December 31, 2019, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Unconsolidated Significant Subsidiaries

        In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. The amendments become effective on January 1, 2021, but the SEC allowed for early application. Main Street elected to apply these revisions effective June 30, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with the revised rules, there are two tests that Main Street must utilize to determine if any of Main Street's Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street's investment in the Control Investment by the value of Main Street's total assets. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street's change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X, as interpreted by the SEC, require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

        As of June 30, 2020 and December 31, 2019, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

        As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

        During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC's ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended June 30, 2020 and 2019, the External Investment Manager earned $2.3 million and $4.1 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended June 30, 2020 compared to $1.3 million earned in the three

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE D—EXTERNAL INVESTMENT MANAGER (Continued)

months ended June 30, 2019. During the six months ended June 30, 2020, the External Investment Manager earned $4.8 million in base management fee income and no incentive fees compared to $5.7 million of base management fees and $1.4 million in incentive fees for the comparable period in 2019 under the sub-advisory agreement with HMS Adviser.

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

        Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2020 and 2019, Main Street allocated $1.8 million and $1.7 million of total expenses, respectively, to the External Investment Manager. For each of the six months ended June 30, 2020 and 2019, Main Street allocated $3.4 million of total expenses to the External Investment Manager. The total contribution of the External Investment Manager to Main Street's net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2020 and 2019, the total contribution to Main Street's net investment income was $2.2 million and $3.6 million, respectively. For the six months ended June 30, 2020, and 2019, the total contribution to Main Street's net investment income was $4.5 million and $6.2 million, respectively.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is as follows:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	4,836	2,708

Total assets	$4,836	$2,708

Accounts payable to MSCC and its subsidiaries	$3,780	$1,592
Dividend payable to MSCC and its subsidiaries	1,056	1,116
Equity	—	—

Total liabilities and equity	$4,836	$2,708

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Management fee income	$2,323	$2,800	$4,822	$5,677
Incentive fees	—	1,294	—	1,374

Total revenues	2,323	4,094	4,822	7,051
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(1,127)	(1,121)	(2,187)	(2,176)
Other G&A expenses	(677)	(586)	(1,261)	(1,174)

Total allocated expenses	(1,804)	(1,707)	(3,448)	(3,350)
Other direct G&A expenses	—	—	—	—

Total expenses	(1,804)	(1,707)	(3,448)	(3,350)
Pre-tax income	519	2,387	1,374	3,701
Tax expense	(123)	(526)	(318)	(820)

Net income	$396	$1,861	$1,056	$2,881

NOTE E—DEBT

SBIC Debentures

        Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street's SBIC debentures payable, under existing SBA-approved commitments, were $314.8 million and $311.8 million at June 30, 2020 and December 31, 2019, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the six months ended June 30, 2020, Main Street issued $25.0 million of SBIC debentures and opportunistically prepaid the remaining $22.0 million of existing MSC II SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $0.5 million, due

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

primarily to the write-off of the related unamortized deferred financing costs. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.5% and 3.6% as of June 30, 2020 and December 31, 2019, respectively. The first principal maturity due under the existing SBIC debentures is in 2020, and the weighted-average remaining duration as of June 30, 2020 was approximately 5.3 years. For the three months ended June 30, 2020 and 2019, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.0 million and $3.2 million, respectively. For the six months ended June 30, 2020 and 2019, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $6.0 million and $6.5 million, respectively. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

        As of June 30, 2020, the recorded value of the SBIC debentures was $308.8 million, which consisted of (i) $139.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $138.4 million that was net of unamortized debt issuance costs of $1.4 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $170.4 million that was net of unamortized debt issuance costs of $4.6 million. As of June 30, 2020, if Main Street had adopted the fair value option under ASC 825 for its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $290.1 million, or $24.7 million less than the $314.8 million face value of the SBIC debentures.

Credit Facility

        Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $740.0 million from a diversified group of 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

        Borrowings under the Credit Facility bear interest, subject to Main Street's election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of June 30, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of June 30, 2020) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        At June 30, 2020, Main Street had $315.0 million in borrowings outstanding under the Credit Facility. As of June 30, 2020, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $2.4 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.2% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.4% and 4.4% for the three months ended June 30, 2020 and 2019, respectively, and 3.0% and 4.4%, for the six months ended June, 2020 and 2019, respectively. As of June 30, 2020, Main Street was in compliance with all financial covenants of the Credit Facility.

4.50% Notes due 2019

        In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the "4.50% Notes due 2019") at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, Main Street repaid the entire principal amount of the issued and outstanding 4.50% Notes due 2019, effective December 1, 2019 (the "Maturity Date"), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date. Main Street recognized no interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, for the three and six months ended June 30, 2020 and $2.1 million and $4.3 million for the three and six months ended June 30, 2019, respectively.

4.50% Notes due 2022

        In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $183.5 million was net of unamortized debt issuance costs of $1.5 million. As of June 30, 2020, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $187.1 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million for each of the

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

three months ended June 30, 2020 and 2019 and $4.5 million for each of the six months ended June 30, 2020 and 2019.

        The indenture governing the 4.50% Notes due 2022 (the "4.50% Notes due 2022 Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes due 2022 Indenture. As of June 30, 2020, Main Street was in compliance with these covenants.

5.20% Notes

        In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street's current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street's option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $324.1 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020, the outstanding balance of the 5.20% Notes was $325.0 million and the recorded value of $324.5 million was net of unamortized debt issuance costs of $0.5 million. As of June 30, 2020, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $332.8 million. Main Street recognized interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, of $4.3 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $8.5 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

        The indenture governing the 5.20% Notes (the "5.20% Notes Indenture") contains certain covenants, including covenants requiring Main Street's compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2020, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2020	2019
NAV at the beginning of the period	$23.91	$24.09
Net investment income(1)	1.04	1.27
Net realized loss(1)(2)	(0.48)	(0.22)
Net unrealized appreciation (depreciation)(1)(2)	(2.78)	0.34
Income tax benefit (provision)(1)(2)	0.25	(0.11)

Net increase (decrease) in net assets resulting from operations(1)	(1.97)	1.28
Dividends paid	(1.23)	(1.44)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.17	0.25
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.05
Other(3)	(0.08)	(0.05)

NAV at the end of the period	$20.85	$24.17

Market value at the end of the period	$20.51	$41.12
Shares outstanding at the end of the period	65,763,805	62,925,132

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

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
NAV at end of period	$1,370,944	$1,521,082
Average NAV	$1,414,501	$1,506,543
Average outstanding debt	$1,119,229	$1,025,943
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	3.96%	3.32%
Ratio of operating expenses to average NAV(2)(3)	2.85%	2.89%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.13%	1.28%
Ratio of net investment income to average NAV(2)	4.80%	2.36%
Portfolio turnover ratio(2)	9.44%	9.54%
Total investment return(2)(4)	(24.97)%	26.15%
Total return based on change in NAV(2)(5)	(8.34)%	5.40%

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

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

        Main Street paid regular monthly dividends of $0.205 per share for each month of January through June 2020, totaling $39.9 million, or $0.615 per share, for the three months ended June 30, 2020, and $79.6 million, or $1.230 per share, for the six months ended June 30, 2020 compared to regular monthly dividends of approximately $37.6 million, or $0.60 per share, for the three months ended June 30, 2019, and $73.7 million, or $1.185 per share, for the six months ended June 30, 2019. The second quarter 2020 regular monthly dividends represent a 2.5% increase from the regularly monthly dividends paid for the second quarter of 2019. Additionally, Main Street paid a $0.250 per share semi-annual supplemental dividend, totaling $15.8 million, in June 2019. Total dividends paid for the six months ended June 30, 2020 and 2019 equaled $1.230 and $1.435 per share, respectively.

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

        Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020	2019
	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$(128,068)	$79,655
Book-tax difference from share-based compensation expense	322	(4,263)
Net unrealized (appreciation) depreciation	180,684	(21,026)
Income tax provision (benefit)	(15,760)	6,502
Pre-tax book income not consolidated for tax purposes	(952)	(13,294)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	36,651	28,630

Estimated taxable income(1)	72,877	76,204
Taxable income earned in prior year and carried forward for distribution in current year	29,107	41,489
Taxable income earned prior to period end and carried forward for distribution next period	(35,573)	(40,221)
Dividend payable as of period end and paid in the following period	13,474	12,900

Total distributions accrued or paid to common stockholders	$79,885	$90,372

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

        The income tax provision (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street's estimated undistributed taxable income. For the three months ended June 30, 2020, Main Street recognized a net income tax benefit of $7.5 million, principally consisting of a deferred tax benefit of $8.0 million, partially offset by a $0.6 million current tax provision, which is primarily related to a $0.4 million provision for current U.S. federal income and state taxes, as well as a $0.2 million provision for excise taxes. For the six months ended June 30, 2020, Main Street recognized a net income tax benefit of $15.8 million, principally consisting of a deferred tax benefit of $16.0 million, partially offset by a $0.3 million current tax expense, which is primarily related to a $0.7 million provision for excise taxes, partially offset by a $0.4 million benefit for current U.S. federal income and state taxes. For the three months ended June 30, 2019, Main Street recognized a net income tax provision of $3.4 million, principally consisting of a deferred tax provision of $2.5 million and a $0.9 million current tax expense, which is primarily related to current U.S. federal income and state taxes. For the six months ended June 30, 2019, Main Street recognized a net income tax provision of $6.5 million, principally consisting of a deferred tax provision of $4.8 million and a $1.7 million current tax expense, which is primarily related to a $1.3 million provision for current U.S. federal income and state taxes and a $0.4 million accrual for excise taxes.

        The net deferred tax liability at June 30, 2020 was $0.4 million compared to $16.1 million at December 31, 2019, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2029 through 2037. Any net operating losses generated in 2019 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2019 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

        Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2020, Main Street sold 907,515 shares of its common stock at a weighted-average price of $33.06 per share and raised $30.0 million of gross proceeds under the ATM Program. Net proceeds were $29.6 million after commissions to the selling agents on shares sold and

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

offering costs. As of June 30, 2020, sales transactions representing 15,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2020, 7,451,635 shares remained available for sale under the ATM Program.

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

        For the six months ended June 30, 2020, $8.1 million of the total $79.6 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 254,951 newly issued shares. For the six months ended June 30, 2019, $9.0 million of the total $89.4 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 229,317 newly issued shares. The shares disclosed above relate only to Main Street's DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

        Main Street's Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the "Equity and Incentive Plan"). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street's Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2020.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Six months ended June 30, 2020	(376,739)

Restricted stock available for issuance as of June 30, 2020	1,510,207

        As of June 30, 2020, the following table summarizes the restricted stock issued to Main Street's non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Six months ended June 30, 2020	(11,463)

Restricted stock available for issuance as of June 30, 2020	256,651

        For the three months ended June 30, 2020 and 2019, Main Street recognized total share-based compensation expense of $2.8 million and $2.4 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2020 and 2019, Main Street recognized total share-based compensation expense of $5.7 million and $4.7 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

        As of June 30, 2020, there was $17.2 million of total unrecognized compensation expense related to Main Street's non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of June 30, 2020.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE K—COMMITMENTS AND CONTINGENCIES

        At June 30, 2020, Main Street had the following outstanding commitments (in thousands):

Amount
Investments with equity capital commitments that have not yet funded:
Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117

$16,605
Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$202
EnCap Energy Capital Fund IX, L.P.	281
EnCap Energy Capital Fund X, L.P.	1,485
EnCap Flatrock Midstream Fund II, L.P.	4,592
EnCap Flatrock Midstream Fund III, L.P.	409

$6,969
EIG Fund Investments	$4,751
Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,715

$3,090
Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	250

$3,250
Harris Preston Fund Investments
HPEP 3, L.P.	$2,181
LKCM Headwater Investments I, L.P.	$2,500
UnionRock Energy Fund Investments
UnionRock Energy Fund II, LP	$2,248
Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners—A, LP	265

$1,100
Access Media Holdings, LLC	$284

Total equity commitments	$42,978

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
SI East, LLC	$7,500
Pearl Meyer Topco LLC	5,000
Adams Publishing Group, LLC	5,000
Market Force Information, LLC	5,000
Classic H&G Holdco, LLC	4,000
AAC Holdings, Inc.	3,281
Bluestem Brands, Inc.	2,884
Fortna, Inc.	2,703
Echo US Holdings, LLC.	2,037
PPL RVs, Inc.	2,000
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Lynx FBO Operating LLC	1,500
GS HVAM Intermediate, LLC	1,364
GRT Rubber Technologies LLC	1,340
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
California Pizza Kitchen, Inc.	1,066
CompareNetworks Topco, LLC	1,000
NRI Clinical Research, LLC	1,000
Arcus Hunting LLC	867
Invincible Boat Company, LLC.	864
Analytical Systems Keco, LLC	800
CTVSH, PLLC	800
Mystic Logistics Holdings, LLC	800
DTE Enterprises RLOC	750
NinjaTrader, LLC	750
Mac Lean-Fogg Company	735
ASC Interests, LLC	700
PT Network, LLC	658
Wireless Vision Holdings, LLC	592
Jensen Jewelers of Idaho, LLC	500
Coastal Television Broadcasting Holdings LLC	500
PaySimple, Inc.	373
American Nuts, LLC	281
Dynamic Communities, LLC	250

Total loan commitments	$65,677

Total commitments	$108,655

        Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.8 million on the outstanding unfunded commitments as of June 30, 2020.

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

        Total operating lease cost incurred by Main Street for each of the three months ended June 30, 2020 and 2019 was $0.2 million. Total operating lease cost incurred by Main Street for each of the six months ended June 30, 2020 and 2019 was $0.4 million. As of June 30, 2020, the asset related to the operating lease was $4.5 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $5.3 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of June 30, 2020, the remaining lease term was 7.6 years and the discount rate was 4.2%.

        The following table shows future minimum payments under Main Street's operating lease as of June 30, 2020 (in thousands):

For the Years Ended December 31,	Amount
2020	$382
2021	776
2022	790
2023	804
2024	818
Thereafter	2,610

Total	$6,180

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

NOTE L—RELATED PARTY TRANSACTIONS

        As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street's Investment Portfolio. At June 30,

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2020, Main Street had a receivable of approximately $4.8 million due from the External Investment Manager, which included (i) approximately $3.8 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, Main Street's Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2020, $9.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $5.0 million was deferred into phantom Main Street stock units, representing 152,633 shares of Main Street's common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of June 30, 2020 represented 154,179 shares of Main Street's common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

        During August 2020, Main Street declared regular monthly dividends of $0.205 per share for each month of October, November and December of 2020. These regular monthly dividends equal a total of $0.615 per share for the fourth quarter of 2020, unchanged from the regular monthly dividends paid in the fourth quarter of 2019. Including the regular monthly dividends declared for the third and fourth quarters of 2020, Main Street will have paid $29.60 per share in cumulative dividends since its October 2007 initial public offering.

        In July 2020, Main Street announced that its External Investment Manager had entered into a definitive asset purchase agreement under which it will become the sole investment adviser and administrator to HMS Income, subject to certain closing conditions. The parties expect the transaction to be completed in the fourth quarter of 2020. Following the closing of the transaction, the External Investment Manager will replace HMS Adviser as the investment adviser and administrator to HMS Income. The base management fee rate under the External Investment Manager's proposed new investment advisory agreement with HMS Income, which has been unanimously approved by the board

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of directors of HMS Income, will be reduced from 2.00% to 1.75%, with no changes to the incentive fee calculations. The consummation of the transactions contemplated by the asset purchase agreement is subject to approval of the new investment advisory agreement by stockholders of HMS Income and other customary closing conditions. Post-closing, HMS Income is expected to change its name to MSC Income Fund, Inc.

        In July 2020, Main Street issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%, for total net proceeds to Main Street, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by Main Street, of approximately $127.3 million. Following the issuance of the additional $125.0 million aggregate principal amount of the 5.20% Notes in July 2020, the outstanding principal balance of the 5.20% Notes was $450.0 million. The 5.20% Notes issued in July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019 and in December 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2020
(dollars in thousands)
(unaudited)

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2020 Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(260)	$38	$2,440	$—	$260	$2,180

California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	(40)	354	7,104	14,270	5,840	15,534
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	1,689	27,801	26	65	27,762
	Preferred Member Units	(9)	—	—	543	7,163	543	—	7,706
	Preferred Member Units	(9)	—	(1,601)	125	7,382	—	1,601	5,781

Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	49	599	10,781	60	—	10,841
	Member Units	(5)	—	(1,020)	245	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	(11)	57	1,137	—	24	1,113
	Member Units	(5)	—	—	—	460	—	—	460

CMS Minerals Investments	Member Units	(9)	—	(136)	—	1,900	—	262	1,638

Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	—	822	—	15,850	200	15,650
	Preferred Member Units	(8)	—	—	29	—	8,317	—	8,317

CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	517	8,288	12	350	7,950
	Preferred Member Units	(9)	—	1,070	—	3,010	1,070	—	4,080

Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	(9)	990	15,707	27	487	15,247
	Preferred Stock	(9)	—	(140)	—	20,200	—	140	20,060

Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(11)	856	19,022	1,611	795	19,838
	Member Units	(5)	—	(170)	2,608	53,410	—	170	53,240

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	681	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,020)	1,341	47,450	—	2,020	45,430

Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	—	—	12,776	12,776	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	993	993	—
	Preferred Stock	(9)	(1,140)	1,140	—	—	1,140	1,140	—
	Common Stock	(9)	(2,849)	2,983	—	—	2,849	2,849	—
	Warrants	(9)	—	—	—	—	—	—	—

Harborside Holdings, LLC	Member Units	(8)	—	(2,000)	—	9,560	100	2,000	7,660

IDX Broker, LLC	11.00% Secured Debt	(9)	—	(42)	711	13,400	42	13,442	—
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	—	15,040	—

Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(56)	225	4,000	6	206	3,800
	Member Units	(9)	—	(1,000)	111	8,270	—	1,000	7,270

Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	—	—	1,493	24,982	1,261	946	25,297
	Member Units	(5)	—	(790)	—	12,240	—	790	11,450
	9.00% Secured Debt	(5)	—	—	179	3,939	—	15	3,924
	Member Units	(5)	—	—	45	1,160	—	—	1,160

Market Force Information, LLC	12.00% PIK Secured Debt	(9)	—	(11,068)	304	25,316	2,885	13,946	14,255
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—

MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(76)	592	8,890	16	236	8,670
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(1,340)	—	4,770	—	1,340	3,430

Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	—	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	—	119	3,644	256	3,900	—
	Member Units	(9)	(27)	(1,000)	1	—	1,027	1,027	—
	9.50% Secured Debt	(9)	—	—	30	701	19	720	—
	Member Units	(9)	—	(219)	20	1,640	709	219	2,130

MSC Adviser I, LLC	Member Units	(8)	—	(5,440)	1,056	74,520	—	5,440	69,080

Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	—	—	404	6,253	985	279	6,959
	Common Stock	(6)	—	1,980	—	8,410	1,980	—	10,390

OMi Holdings, Inc.	Common Stock	(8)	—	1,080	543	16,950	1,080	—	18,030

Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	—	—	1,151	—	34,663	—	34,663
	Member Units	(6)	—	—	—	—	13,800	800	13,000

PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	—	—	664	12,118	136	250	12,004
	Common Stock	(8)	—	1,210	—	9,930	1,210	—	11,140

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2020 Fair Value
Principle Environmental, LLC (d/b.a TruHorizon Environmental Solutions)	13.00% Secured Debt	(8)	—	55	440	6,397	—	—	6,397
	Preferred Member Units	(8)	—	(480)	—	13,390	—	480	12,910
	Warrants	(8)	—	(20)	—	1,090	—	20	1,070

Quality Lease Service, LLC	Member Units	(7)	—	(3,810)	—	9,289	301	3,810	5,780

Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	—	74	557	9,102	85	320	8,867
	Common Stock	(7)	—	3,025	58	4,655	3,025	—	7,680

Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	133	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(629)	—	4,089	—	629	3,460
	Common Stock		(3,586)	3,296	—	409	3,296	3,705	—

Ziegler's NYPD, LLC	6.50% Secured Debt	(8)	—	(101)	33	1,000	—	101	899
	12.00% Secured Debt	(8)	—	—	38	625	—	—	625
	14.00% Secured Debt	(8)	—	(384)	195	2,750	—	384	2,366
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(130)	—	1,269	—	130	1,139

Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	—	(2,450)	25	6,387	—	2,450	3,937
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—

Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	366	5,210	36	270	4,976
	Preferred Member Units	(8)	—	690	—	3,200	690	—	3,890
	Warrants	(8)	—	194	—	316	194	—	510

ASC Interests, LLC	13.00% Secured Debt	(8)	—	—	115	1,639	—	33	1,606
	Member Units	(8)	—	(240)	—	1,290	—	240	1,050

ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(619)	187	4,521	63	619	3,965
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—

Bond-Coat, Inc.	15.00% Secured Debt		—	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(1,470)	—	8,300	—	1,470	6,830

Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	518	8,989	10	248	8,751
	Preferred Member Units	(9)	—	—	50	4,280	—	—	4,280

Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	868	7,797	288	—	8,085
	Warrants	(6)	—	(180)	—	3,500	—	180	3,320
	13.00% Secured Debt	(6)	—	—	67	996	1	—	997
	Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000

CBT Nuggets, LLC	Member Units	(9)	—	(4,790)	454	50,850	—	4,790	46,060

Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	743	12,136	13	306	11,843
	Preferred Member Units	(8)	—	—	60	5,840	—	—	5,840

Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	(17)	1,054	17,773	17	17	17,773
	Member Units	(8)	—	110	1,485	24,040	110	—	24,150
	Member Units	(8)	—	(530)	34	1,450	—	530	920

Charps, LLC	15.00% Secured Debt	(5)	—	—	152	2,000	—	—	2,000
	Preferred Member Units	(5)	—	1,210	311	6,920	1,210	—	8,130

Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	110	762

Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	—	—	10,142	—	—	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	350	1,123	18,452	373	660	18,165
	Preferred Member Units	(5)	—	(579)	100	5,174	—	579	4,595

Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	220	4,515	4	—	4,519
	Member Units	(8)	—	(860)	—	2,560	—	860	1,700

Gulf Manufacturing, LLC	Member Units	(8)	—	(2,630)	119	7,430	—	2,630	4,800

Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	—	—	14	280	3	40	243
	6.25% Current / 6.25% PIK	(8)	—	(1,091)	809	12,493	214	1,091	11,616
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—

Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	(180)	—	3,157	—	180	2,977

Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(2,330)	104	7,970	—	2,330	5,640

J&J Services, Inc.	11.50% Secured Debt	(7)	—	135	1,053	17,430	170	2,400	15,200
	Preferred Stock	(7)	—	2,815	—	7,160	2,815	75	9,900

KBK Industries, LLC	Member Units	(5)	—	(2,330)	437	15,470	—	2,330	13,140

NAPCO Precast, LLC	Member Units	(8)	—	(3,830)	4	14,760	—	3,830	10,930

NexRev LLC	11.00% PIK Secured Debt	(8)	—	(1,701)	913	17,469	182	1,919	15,732
	Preferred Member Units	(8)	—	(6,310)	—	6,310	—	6,310	—

NRI Clinical Research, LLC	10.50% Secured Debt	(9)	—	(17)	394	5,981	1,536	517	7,000
	Warrants	(9)	—	160	—	1,230	160	—	1,390
	Member Units	(9)	—	333	377	4,988	710	377	5,321

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2020 Fair Value
NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	387	6,376	—	—	6,376
	Member Units	(5)	—	(1,590)	25	4,710	—	1,590	3,120

NuStep, LLC	12.00% Secured Debt	(5)	—	—	1,218	19,703	21	160	19,564
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200

Pegasus Research Group, LLC	Member Units	(8)	—	1,790	491	8,170	1,790	—	9,960

River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	—	722
	Member Units	(8)	—	1,170	187	4,990	1,170	—	6,160
	Member Units	(8)	—	151	—	3,169	151	—	3,320

Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	41	640	—	—	640
	12.00% Secured Debt	(9)	—	—	1,009	16,272	14	—	16,286
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136

UnionRock Energy Fund II, LP	LP Interests	(9)	—	—	—	—	2,894	—	2,894

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,832)	4,656	4	4,564	—	—	—

Total Control investments			$(19,866)	$(42,235)	$38,800	$1,032,721	$143,295	$163,313	$1,008,139

Affiliate Investments

AFG Capital Group, LLC	10.00% Secured Debt	(8)	$—	$—	$37	$838	$—	$174	$664
	Preferred Member Units	(8)	—	(10)	—	5,180	—	10	5,170

American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	779	—	8,540	4,520	—	13,060

BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	335	4,698	37	51	4,684
	Preferred Member Units	(8)	—	—	10	131	10	—	141
	Member Units	(8)	—	(80)	—	290	—	80	210

Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	—	(138)	982	13,244	138	13,382	—
	Member Units	(6)	—	(290)	369	6,270	—	290	5,980

Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(1,714)	1,036	18,794	24	1,714	17,104
	Preferred Member Units	(7)	—	(4,005)	69	4,701	69	4,005	765

CAI Software LLC	12.50% Secured Debt	(6)	—	108	996	9,160	19,500	16	28,644
	Member Units	(6)	—	369	10	5,210	720	—	5,930

Chandler Signs Holdings, LLC	Class A Units	(8)	—	(200)	(91)	2,740	—	200	2,540

Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—

Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	—	—	1,518	—	25,753	—	25,753
	Preferred Member Units	(6)	—	—	—	—	5,760	—	5,760

Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	(399)	394	13,915	—	1,411	12,504

Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(791)	594	2,362	—	540	1,822

Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(504)	—	7,033	759	504	7,288
	LP Interests (Dos Rios Partners—A, LP)	(8)	—	(160)	—	2,233	241	160	2,314

East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	4	400	—	100	300

EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(111)	69	720	94	219	595

Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(624)	—	5,778	—	624	5,154
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	46	80	9,696	1,035	160	10,571

Fuse, LLC	12.00% Secured Debt	(9)	—	(338)	118	1,939	—	338	1,601
	Common Stock	(9)	—	—	—	256	—	—	256

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	2,474	345	—	2,819

Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	25	600	—	—	600
	11.00% Secured Debt	(9)	—	(15)	760	13,400	15	15	13,400
	Preferred Member Units	(9)	—	(580)	45	7,900	—	580	7,320
	Preferred Member Units	(9)	—	(30)	—	420	—	30	390

Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(1,000)	121	4,260	—	1,000	3,260
	Member Units	(8)	—	(3,110)	66	10,330	—	3,110	7,220

I-45 SLF LLC	Member Units	(8)	—	(3,654)	1,258	14,407	3,200	3,654	13,953

L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	6	81	6	—	87
	Member Units	(8)	—	—	—	2,050	—	—	2,050

OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	399	6,474	399	—	6,873
	10.00% PIK Secured Debt	(8)	—	—	3	58	3	—	61
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—

Company	Investment(1)(10)(11)	Geography	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2019 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2020 Fair Value
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	—	—	689	11,356	—	—	11,356
	Preferred Stock	(9)	—	1,450	—	2,680	1,450	—	4,130
	Preferred Stock	(9)	—	—	—	4,350	—	—	4,350

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	—	—	—	—	241	241	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—

Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(140)	—	570	—	140	430

SI East, LLC	9.50% Current, Secured Debt	(7)	—	(36)	1,633	32,963	36	36	32,963
	Preferred Member Units	(7)	—	1,110	534	8,200	1,110	—	9,310

Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	—	468	6,197	19	80	6,136
	Warrants	(6)	—	10	—	290	10	—	300
	Common Stock	(6)	—	50	—	1,080	50	—	1,130

UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	121	2,962	14	299	2,677
	Preferred Stock	(6)	—	(2,680)	—	2,684	—	2,680	4
	Preferred Stock	(6)	—	(212)	212	2,282	212	212	2,282
	Preferred Stock	(6)	—	448	118	1,889	944	—	2,833
	Preferred Stock	(6)	—	(3,009)	—	3,667	—	3,009	658
	Common Stock	(6)	—	—	—	—	—	—	—

Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(560)	—	800	—	560	240
	Member Units	(8)	—	—	—	—	—	—	—

Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	1,248	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	—	—	16	291	—	—	291
	Preferred Member Units	(8)	—	(8,322)	—	14,000	—	8,322	5,678
	Warrants	(8)	—	(150)	—	150	—	150	—

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(241)	—	—	—	—	—	—

Total Affiliate investments			$(235)	$(29,289)	$15,371	$330,287	$66,968	$75,546	$321,709

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

(5)
Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $236,976. This represented 17.3% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $28,785. This represented 2.1% of net assets as of June 30, 2020.

(6)
Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $78,414. This represented 5.7% of net assets as of June 30, 2020. The fair value as of June 30,

  2020 for affiliate investments located in this region was $88,087. This represented 6.4% of net assets as of June 30, 2020.

(7)
Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $47,427. This represented 3.5% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $60,442. This represented 4.4% of net assets as of June 30, 2020.

(8)
Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $401,136. This represented 29.3% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $99,170. This represented 7.2% of net assets as of June 30, 2020.

(9)
Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $244,186. This represented 17.8% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $45,225. This represented 3.3% of net assets as of June 30, 2020.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies' business and operations, liquidity and access to capital; and such other factors referenced in Item 1A entitled "Risk Factors" below in Part 2 of this Quarterly Report on Form 10-Q, and discussed in Item 1A entitled "Risk Factors" in Part 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on May 8, 2020 and in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

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

COVID-19 UPDATE

        The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended June 30, 2020, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under "Discussion and Analysis of Results of Operations," our investment income, principally our interest and dividend income, has been negatively impacted by the economic effects of COVID-19 through the first six months of 2020. In addition, our net asset value as of June 30, 2020 decreased as compared to our net asset value as of December 31, 2019, primarily due to the unrealized depreciation of our Investment Portfolio caused by the immediate adverse economic effects of the COVID-19 pandemic and uncertainty regarding the extent and duration of its impact, as well as the negative impact of the pandemic on our investment income. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and remaining SBIC debenture capacity, and from December 31, 2019 to June 30, 2020, our total liquidity improved from $495.5 million to $528.7 million. As of June 30, 2020, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to "—Liquidity and Capital Resources" below for further discussion as of June 30, 2020.

        Neither our management nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the rapidly evolving situation and guidance from U.S. and international authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies' operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

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

        The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2020
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	69	44	64
Fair value	$1,188.0	$410.5	$653.8
Cost	$1,032.3	$516.5	$750.7
% of portfolio at cost—debt	65.5%	94.1%	93.1%
% of portfolio at cost—equity	34.5%	5.9%	6.9%
% of debt investments at cost secured by first priority lien	98.2%	92.1%	95.3%
Weighted-average annual effective yield(b)	11.6%	7.7%	8.7%
Average EBITDA(c)	$5.3	$78.1	$51.8

(a)
At June 30, 2020, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, two Middle Market portfolio companies and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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

        As of June 30, 2020, we had Other Portfolio investments in twelve companies, collectively totaling approximately $98.1 million in fair value and approximately $126.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio (as defined in "Critical Accounting Policies—Basis of Presentation" below) at fair value. As of December 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio at fair value.

        As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $69.1 million, which comprised approximately 2.9% of our Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of our Investment Portfolio at fair value.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. For the trailing twelve months ended June 30, 2020 and 2019, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.2% and 1.3%, respectively, and 1.4% for the year ended December 31, 2019.

        During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP ("HMS Adviser"), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended June 30, 2020 and 2019, the External Investment Manager earned $2.3 million and $4.1 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended June 30, 2020 compared to $1.3 million earned in the three months ended June 30, 2019. During the six months ended June 30, 2020, the External Investment Manager earned $4.8 million in base management fee income and no incentive fees compared to $5.7 million of base management fees and $1.4 million in incentive fees for the comparable period in 2019 under the sub-advisory agreement with HMS Adviser.

        During April 2014, we received an exemptive order from the SEC permitting co-investments by us and HMS Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made, and in the future intend to continue to make, such co-investments with HMS Income in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for HMS Income and, if it is appropriate, to propose an allocation of the investment opportunity between us and HMS Income. Because the External Investment Manager may receive performance-based fee compensation from HMS Income, this may provide it an incentive to allocate opportunities to HMS Income instead of us. However, both we and the External Investment

Manager have policies and procedures in place to manage this conflict. We have filed a new application for co-investment exemptive relief with the SEC that would provide greater flexibility in structuring and effectuating co-investment transactions between us, HMS Income and certain other funds managed by us as described in the application. Our new application for co-investment exemptive relief has not yet been granted, and there is no assurance that such relief will be granted on the terms and conditions in the application or at all. Pending the receipt of such new co-investment relief, we intend to continue to rely on our current co-investment relief.

CRITICAL ACCOUNTING POLICIES

  Basis of Presentation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, and financial position as of June 30, 2020 and December 31, 2019, are presented On a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

        Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

        We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). Under ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that none of our portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as "Net Unrealized Appreciation (Depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net Realized Gain (Loss)."

  Investment Portfolio Valuation

        The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2020 and December 31, 2019, our Investment Portfolio valued at fair value represented approximately 95% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Note B.1.—Valuation of the Investment Portfolio" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

        Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of June 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

  Payment-in-Kind ("PIK") Interest and Cumulative Dividends

        We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2020 and 2019, (i) approximately 2.5% and 2.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2020 and 2019, (i) approximately 1.7% and 2.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

        Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.8 million and $1.7 million, respectively. Our total expenses for each of the six months ended June 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $3.4 million . The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2020 and 2019, the total contribution to our net investment income was $2.2 million and $3.6 million, respectively. For the six months ended June 30, 2020 and 2019, the total contribution to our net investment income was $4.5 million and $6.2 million, respectively.

        The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2020 and

December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2020	December 31, 2019
First lien debt	77.4%	78.2%
Equity	18.5%	17.2%
Second lien debt	3.1%	3.5%
Equity warrants	0.5%	0.6%
Other	0.5%	0.5%

	100.0%	100.0%

Fair Value:	June 30, 2020	December 31, 2019
First lien debt	69.8%	70.1%
Equity	26.5%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.4%	0.4%
Other	0.5%	0.5%

	100.0%	100.0%

        Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors—Risks Related to Our Investments" contained in our Form 10-K for the fiscal year ended December 31, 2019 and "Risk Factors" below in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

        As of June 30, 2020, our total Investment Portfolio had eleven investments on non-accrual status, which comprised approximately 1.9% of its fair value and 6.3% of its cost. As of December 31, 2019, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

        The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, as it has due to the impact of COVID-19, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  Comparison of the three months ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Total investment income	$52,007	$61,293	$(9,286)	(15)%
Total expenses	(20,713)	(21,676)	963	4%

Net investment income	31,294	39,617	(8,323)	(21)%
Net realized loss from investments	(8,584)	(2,554)	(6,030)	236%
Net unrealized appreciation (depreciation) from:
Portfolio investments	13,164	4,857	8,307	171%
SBIC debentures	—	(233)	233	NM

Total net unrealized appreciation	13,164	4,624	8,540	185%
Income tax benefit (provision)	7,495	(3,433)	10,928	NM

Net increase in net assets resulting from operations	$43,369	$38,254	$5,115	13%

	Three Months Ended June 30,		Net Change
	2020	2019	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$31,294	$39,617	$(8,323)	(21)%
Share-based compensation expense	2,817	2,378	439	18%

Distributable net investment income(a)	$34,111	$41,995	$(7,884)	(19)%

Net investment income per share—Basic and diluted	$0.48	$0.63	$(0.15)	(24)%

Distributable net investment income per share—Basic and diluted(a)	$0.52	$0.67	$(0.15)	(22)%

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

  Investment Income

        Total investment income for the three months ended June 30, 2020 was $52.0 million, a 15% decrease from the $61.3 million of total investment income for the corresponding period of 2019. This comparable period decrease was principally attributable to (i) a $5.6 million decrease in interest income, which was primarily due to lower floating interest rates on investment portfolio debt investments based upon the decline in the London Interbank Offered Rate ("LIBOR"), and (ii) a $5.0 million decrease in dividend income from Investment Portfolio equity investments, also partially attributable to the current negative impact of the COVID-19 pandemic and, specifically, on certain of our portfolio companies' operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic's effects. These decreases were partially offset by a $1.3 million increase in fee income. The $9.3 million decrease in total investment income in the three months ended June 30, 2020 includes the net impact of a $0.3 million increase from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring.

  Expenses

        Total expenses for the three months ended June 30, 2020 decreased to $20.7 million from $21.7 million for the corresponding period of 2019. This decrease in operating expenses was principally attributable to (i) a $0.7 million decrease in compensation expense, (ii) a $0.4 million decrease in interest expense and (iii) a $0.2 million decrease in general and administrative expense, partially offset by a $0.4 million increase in share-based compensation expense. The decrease in compensation expense is primarily related to a $1.7 million decrease in cash incentive compensation accruals, partially offset by a $0.7 million increase in expense as a result of the change in the fair value of our deferred compensation plan assets. The decrease in interest expense is primarily due to a $2.1 million decrease from the repayment of the 4.50% Notes due 2019 (as defined below) effective December 1, 2019, partially offset by a $1.7 million increase as a result of two separate issuances of our 5.20% Notes (as defined below) in April 2019 and December 2019.

  Net Investment Income

        Net investment income for the three months ended June 30, 2020 decreased 21% to $31.3 million, or $0.48 per share, compared to net investment income of $39.6 million, or $0.63 per share, for the corresponding period of 2019. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above. The decrease in net investment income per share is also attributable to the 4% increase in weighted average shares outstanding to 65.3 million for the three months ended June 30, 2020, primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Distributable Net Investment Income

        Distributable net investment income for the three months ended June 30, 2020 decreased 19% to $34.1 million, or $0.52 per share, compared with $42.0 million, or $0.67 per share, in the corresponding period of 2019. The decline in distributable net investment income was primarily due to the decreased level of total investment income, partially offset by lower operating expenses, both as discussed above. Distributable net investment income on a per share basis for the three months ended June 30, 2020 also reflects a greater number of average shares outstanding compared to the corresponding period in 2019, as described above. The decline in distributable net investment income per share includes a decrease of $0.01 per share due to the increase in compensation expense as a result of the increase in the fair value of the deferred compensation plan assets during the second quarter of 2020.

  Net Increase in Net Assets Resulting from Operations

        The net increase in net assets resulting from operations for the three months ended June 30, 2020 was $43.4 million, or $0.66 per share, compared with $38.3 million, or $0.61 per share, during the three months ended June 30, 2019. This $5.1 million increase from the prior year's comparable period was primarily the result of (i) a $10.9 million benefit from the change in the income tax benefit (provision) and (ii) an $8.3 million increase in net unrealized appreciation from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), with these increases partially offset by (i) an $8.3 million decrease in net investment income, as discussed above, and (ii) a $6.0 million increase in the net realized loss from investments. The net realized loss from investments of $8.6 million for the three months ended June 30, 2020 was primarily the result of (i) realized losses of $9.9 million from the exit of three Middle Market investments, partially offset by the net realized gain of $1.6 million resulting from the full exit of two LMM investments and the partial exit of another LMM investment.

        The following table provides a summary of the total net unrealized appreciation of $13.2 million for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(4.5)	$8.2	$3.0	$—		$6.7
Net unrealized appreciation (depreciation) relating to portfolio investments	(16.4)	8.2	11.7	3.0	(b)	6.5

Total net unrealized appreciation (depreciation) relating to portfolio investments	$(20.9)	$16.4	$14.7	$3.0		$13.2

Total net unrealized appreciation						$13.2

(a)
LMM includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.

(b)
Other includes (i) $7.5 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.8 million of unrealized appreciation relating to deferred compensation plan assets, partially offset by $5.2 million of net unrealized depreciation relating to the Other Portfolio.

        The income tax benefit for the three months ended June 30, 2020 of $7.5 million principally consisted of a deferred tax benefit of $8.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.6 million related to a $0.4 million provision for current U.S. federal and state income taxes, as well as a $0.2 million provision for excise tax on our estimated undistributed taxable income.

  Comparison of the six months ended June 30, 2020 and June 30, 2019

	Six Months Ended June 30,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Total investment income	$108,156	$122,657	$(14,501)	(12)%
Total expenses	(40,317)	(43,550)	3,233	7%

Net investment income	67,839	79,107	(11,268)	(14)%
Net realized loss from investments	(30,449)	(8,287)	(22,162)	NM
Net realized loss on extinguishment of debt	(534)	(5,689)	5,155	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	(181,144)	16,081	(197,225)	NM
SBIC debentures	460	4,945	(4,485)	NM

Total net unrealized appreciation (depreciation)	(180,684)	21,026	(201,710)	NM
Income tax benefit (provision)	15,760	(6,502)	22,262	NM

Net increase (decrease) in net assets resulting from operations	$(128,068)	$79,655	$(207,723)	NM

	Six Months Ended June 30,		Net Change
	2020	2019	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$67,839	$79,107	$(11,268)	(14)%
Share-based compensation expense	5,654	4,707	947	20%

Distributable net investment income(a)	$73,493	$83,814	$(10,321)	(12)%

Net investment income per share—Basic and diluted	$1.04	$1.27	$(0.23)	(18)%

Distributable net investment income per share—Basic and diluted(a)	$1.13	$1.34	$(0.21)	(16)%

NM
Not Meaningful

(b)
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

  Investment Income

        Total investment income for the six months ended June 30, 2020 was $108.2 million, a 12% decrease from the $122.7 million of total investment income for the corresponding period of 2019. This comparable period decrease was principally attributable to (i) a $9.4 million decrease in dividend income from Investment Portfolio equity investments, partially attributable to the current negative impact of the COVID-19 pandemic on certain of our portfolio companies' operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic's effects and (ii) a $8.1 million decrease in interest income, primarily due to a decline in floating interest rates on investment portfolio debt investments. These decreases were partially offset by a $3.0 million increase in fee income. The $14.5 million decrease in total investment income in the six months ended June 30, 2020 includes the positive impact of a net increase of $2.7 million from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring.

  Expenses

        Total expenses for the six months ended June 30, 2020 decreased to $40.3 million from $43.6 million in the corresponding period of 2019. This decrease in operating expenses was principally attributable to a $4.3 million decrease in compensation expense, partially offset by a $0.9 million increase in share-based compensation expense. The decrease in compensation expense is primarily related to (i) a $4.2 million decrease in cash incentive compensation accruals and (ii) a $0.8 million decrease as a result of the change in the fair value of our deferred compensation plan assets, partially offset by a $0.6 million increase in base compensation-related expenses.

  Net Investment Income

        Net investment income for the six months ended June 30, 2020 decreased 14% to $67.8 million, or $1.04 per share, compared to net investment income of $79.1 million, or $1.27 per share, for the corresponding period of 2019. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above, as well as the 4% increase in weighted average shares outstanding to 64.9 million for the six months ended June 30, 2020, primarily due to shares issued through the ATM Program (as defined in "—Liquidity and Capital Resources—Capital Resources" below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan.

  Distributable Net Investment Income

        Distributable net investment income for the six months ended June 30, 2020 decreased 12% to $73.5 million, or $1.13 per share, compared with $83.8 million, or $1.34 per share, in the corresponding period of 2019. The decline in distributable net investment income was primarily due to the decreased level of total investment income, partially offset by lower operating expenses, both as discussed above. Distributable net investment income on a per share basis for the six months ended June 30, 2020 also reflects a greater number of average shares outstanding compared to the corresponding period in 2019, as described above. The decline in distributable net investment income on a per share basis includes (i) an increase of $0.04 per share due to the increase in interest income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, and (ii) an increase of $0.01 per share due to the decrease in compensation expense as a result of the decrease in the fair value of the deferred compensation plan assets.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2020 was $(128.1) million, or $(1.97) per share, compared with $79.7 million, or $1.28 per share, during the six months ended June 30, 2019. This $207.7 million decrease from the prior year's comparable period was primarily the result of (i) a $197.2 million decrease in net unrealized appreciation (depreciation) from portfolio investments, primarily caused by the adverse economic effects of the COVID-19 pandemic, and including the impact of accounting reversals relating to realized gains/income (losses), (ii) a $22.2 million increase in the net realized loss from investments, (iii) a $11.3 million decrease in net investment income, as discussed above, and (iv) a $4.5 million decrease in unrealized appreciation on the SBIC debentures accounted for on a fair value basis, partially offset by (i) a $22.3 million benefit from the change in the income tax benefit (provision) and (ii) a $5.2 million decrease in the net realized loss on extinguishment of debt. The net realized loss from investments of $30.4 million for the six months ended June 30, 2020 was primarily the result of (i) the net realized loss of $12.7 million from the exit of three LMM investments, (ii) the realized loss of $9.9 million from the exit of three Middle Market investments and (iii) the realized loss of $7.1 million resulting from the partial exit of two LMM investments.

        The following table provides a summary of the total net unrealized depreciation of $180.7 million for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	LMM(a)	Middle Market	Private Loan	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$13.0	$8.2	$2.6	$—		$23.8
Net unrealized depreciation relating to portfolio investments	(61.9)	(64.1)	(56.7)	(22.3)	(b)	(205.0)

Total net unrealized depreciation relating to portfolio investments	$(48.9)	$(55.9)	$(54.1)	$(22.3)		$(181.2)

Unrealized appreciation relating to SBIC debentures(c)						0.5

Total net unrealized depreciation						$(180.7)

(a)
LMM includes unrealized appreciation on 18 LMM portfolio investments and unrealized depreciation on 41 LMM portfolio investments.

(b)
Other includes (i) $16.6 million of net unrealized depreciation relating to the Other Portfolio, (ii) $5.4 million of unrealized depreciation relating to the External Investment Manager and (iii) $0.3 million of unrealized depreciation relating to deferred compensation plan assets.

(c)
Relates to unrealized depreciation on the SBIC debentures previously issued by MSC II which were accounted for on a fair value basis.

        The income tax benefit for the six months ended June 30, 2020 of $15.8 million principally consisted of a deferred tax benefit of $16.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.3 million related to a $0.7 provision for excise tax on our estimated undistributed taxable income, partially offset by a $0.4 million benefit for current U.S. federal and state income taxes.

  Liquidity and Capital Resources

        This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Update" section above.

  Cash Flows

        For the six months ended June 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $13.3 million, which is the net result of $39.7 million of cash provided by our operating activities and $26.4 million of cash used in our financing activities.

        The $39.7 million of cash provided by our operating activities resulted primarily from (i) cash flows we generated from the operating profits earned totaling $66.0 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, (ii) cash proceeds totaling $235.6 million from the sales and repayments of debt investments and sales of and return on capital of equity investments and (iii) cash proceeds of $2.4 million related to changes in other assets and liabilities, partially offset by cash uses totaling $264.3 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2019.

        The $26.4 million of cash used in our financing activities principally consisted of (i) $71.3 million in cash dividends paid to stockholders, (ii) $22.0 million in repayment of SBIC debentures, (iii) $1.8 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $1.2 million for payment of deferred debt issuance costs, SBIC debenture fees and other costs, partially offset by (i) $29.9 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (ii) $25.0 million in cash proceeds from the issuance of SBIC debentures and (iii) $15.0 million in net proceeds from the Credit Facility.

  Capital Resources

        As of June 30, 2020, we had $68.5 million in cash and cash equivalents and $425.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2020, our net asset value totaled $1,370.9 million, or $20.85 per share.

        The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $740.0 million from a diversified group of 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of June 30, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of June 30, 2020) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of June 30, 2020, we had $315.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.2% as of the most recent reset date of June 1, 2020 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

        Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $314.8 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2020 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 3.5%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.3 years as of June 30, 2020. During the six months ended June 30, 2020, Main Street issued $25.0 million of SBIC debentures and opportunistically prepaid $22.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

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

        In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the "4.50% Notes due 2022") at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

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

        In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the "5.20% Notes") at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. The 5.20% Notes issued in December 2019 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020, the outstanding balance of the 5.20% Notes was $325.0 million.

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

        We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the "ATM Program"). During the six months ended June 30, 2020, we sold 907,515 shares of our common stock at a weighted-average price of $33.06 per share and raised $30.0 million of gross proceeds under the ATM Program. Net proceeds were $29.6 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2020, sales transactions representing 15,000 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of June 30, 2020, 7,451,635 shares remained available for sale under the ATM Program.

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

        In May 2020, the SEC adopted rules Release No. 33-10786 (the "Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. We adopted the Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on our consolidated financial statements was not material.

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

  Off-Balance Sheet Arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2020, we had a total of $108.7 million in outstanding commitments comprised of (i) thirty-eight investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

  Contractual Obligations

        As of June 30, 2020, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
SBIC debentures	$20,000	$40,000	$—	$16,000	$63,800	$175,000	$314,800
Interest due on SBIC debentures	5,483	9,707	8,692	8,438	6,990	20,144	59,454
4.50% Notes due 2022	—	—	185,000	—	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	—	—	—	20,813
5.20% Notes due 2024	—	—	—	—	325,000	—	325,000
Interest due on 5.20% Notes due 2024	8,450	16,900	16,900	16,900	8,450	—	67,600
Operating Lease Obligation(1)	382	776	790	804	818	2,610	6,180

Total	$38,478	$75,708	$219,707	$42,142	$405,058	$197,754	$978,847

(1)
Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

        As of June 30, 2020, we had $315.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in "—Liquidity and Capital Resources—Capital Resources."

  Related Party Transactions

        As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2020, we had a receivable of approximately $4.8 million due from the External Investment Manager, which included approximately $3.8 million related primarily to operating expenses incurred by us as required to support the External Investment Manager's business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in "—Critical Accounting Policies—Income Taxes") and approximately $1.1 million of dividends declared but not paid by the External Investment Manager.

        In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the "2015 Deferred Compensation Plan"). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the "2013 Deferred Compensation Plan"). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors' fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2020, $9.9 million of compensation and directors' fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $5.0 million was deferred into phantom Main Street stock units, representing 152,633 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of June 30, 2020 represented 154,179 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street's consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

  Recent Developments

        During August 2020, we declared regular monthly dividends of $0.205 per share for each month of October, November and December of 2020. These regular monthly dividends equal a total of $0.615 per share for the fourth quarter of 2020, unchanged from the regular monthly dividends paid in the fourth quarter of 2019. Including the regular monthly dividends declared for the third and fourth quarters of 2020, we will have paid $29.60 per share in cumulative dividends since our October 2007 initial public offering.

        In July 2020, we announced that the External Investment Manager had entered into a definitive asset purchase agreement (the "HMS Purchase Agreement") under which it will become the sole investment adviser and administrator to HMS Income, subject to certain closing conditions. The parties expect the transaction to be completed in the fourth quarter of 2020. Following the closing of the transaction, the External Investment Manager will replace HMS Adviser as the investment adviser and administrator to HMS Income. The base management fee rate under the External Investment Manager's proposed new investment advisory agreement with HMS Income, which has been unanimously approved by the board of directors of HMS Income, will be reduced from 2.00% to 1.75%, with no changes to the incentive fee calculations. The consummation of the transactions contemplated by the asset purchase agreement is subject to approval of the new investment advisory agreement by stockholders of HMS Income and other customary closing conditions. Post-closing, HMS Income is expected to change its name to MSC Income Fund, Inc.

        In July 2020, we issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%, for total net proceeds to us, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, of approximately $127.3 million. Following the issuance of the additional $125.0 million aggregate principal amount of the 5.20% Notes in July 2020, the outstanding principal balance of the 5.20% Notes was $450.0 million. The 5.20% Notes issued in July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019 and in December 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See "Risk Factors—Risks Relating to Our Business and Structure -The interest rates of our floating-rate loans to our portfolio companies and for any of our borrowings that extend beyond 2021 might be subject to change based on recent regulatory changes" included in our Form 10-K for the fiscal year ended December 31, 2019 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

        The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2020, approximately 71% of our debt investment portfolio (at cost) bore interest at floating rates, 84% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2020, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term "commodity pool operator" under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(150)	$(1,099)	$544	$(555)	$(0.01)
(125)	(1,029)	544	(485)	(0.01)
(100)	(921)	544	(377)	(0.01)
(75)	(813)	544	(269)	—
(50)	(706)	544	(162)	—
(25)	(547)	544	(3)	—
25	675	(788)	(113)	—
50	1,374	(1,575)	(201)	—
75	2,380	(2,363)	17	—
100	5,036	(3,150)	1,886	0.03
125	8,036	(3,938)	4,098	0.06
150	11,210	(4,725)	6,485	0.10

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

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

        In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on February 28, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 that we filed with the SEC on May 8, 2020, which could materially affect our business, financial condition or operating results.

We cannot assure you that the transactions contemplated by the HMS Purchase Agreement will close, and any failure of the closing to occur could have a material adverse effect on our business, financial condition and results of operations.

        The closing of the transactions contemplated by the HMS Purchase Agreement is conditioned on: (i) the requisite approval of the External Investment Manager's new investment advisory agreement by HMS Income's stockholders; (ii) the resignations of certain current members of the HMS Income board of directors and the appointment to the board of directors of two new disinterested directors so that at least seventy-five percent (75%) of the members of the board of directors are not interested directors; (iii) the resignation of the Company's existing officers and the election or appointment of Dwayne L. Hyzak as Chief Executive Officer, Brent D. Smith as Chief Financial Officer and Jason B. Beauvais as Senior Vice President, General Counsel and Chief Compliance Officer; (iv) the receipt of consents from HMS Income's lenders under two credit facilities; (v) the release of any liens on the HMS Adviser's assets; (vi) HMS Income's entry into a non-exclusive, royalty-free license agreement with Main Street to use the name "Main Street," "MSC" or similar derivations thereof in HMS Income's name; and (vii) other customary closing conditions, including that there has been no material adverse effect. We cannot assure you of the timing of the closing of the transactions contemplated by the HMS Purchase Agreement and whether and when the new investment advisory agreement will be effective. Any failure of the closing to occur could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2020, we issued 146,229 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2020 under the dividend reinvestment plan was approximately $4.2 million.

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

Item 6.    Exhibits

        Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	First Amendment to Third Amended and Restated Credit Agreement dated May 28, 2020.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
Date: August 7, 2020	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chief Executive Officer (principal executive officer)
Date: August 7, 2020	/s/ BRENT D. SMITH Brent D. Smith Chief Financial Officer and Treasurer (principal financial officer)
Date: August 7, 2020	/s/ LANCE A. PARKER Lance A. Parker Vice President and Chief Accounting Officer (principal accounting officer)