Form 10-Q
period 2020-09-30
Main Street Capital CORP
filed 2020-11-06
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of shares outstanding of the issuer’s common stock as of November 5, 2020 was 66,272,522.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $801,453 and $778,367 as of September 30, 2020 and December 31, 2019, respectively)	$1,020,713	$1,032,721
Affiliate investments (cost: $396,054 and $351,764 as of September 30, 2020 and December 31, 2019, respectively)	348,030	330,287
Non‑Control/Non‑Affiliate investments (cost: $1,330,738 and $1,297,587 as of September 30, 2020 and December 31, 2019, respectively)	1,215,902	1,239,316
Total investments (cost: $2,528,245 and $2,427,718 as of September 30, 2020 and December 31, 2019, respectively)	2,584,645	2,602,324
Cash and cash equivalents	27,121	55,246
Interest receivable and other assets	42,758	50,458
Deferred financing costs (net of accumulated amortization of $8,225 and $7,501 as of September 30, 2020 and December 31, 2019, respectively)	2,944	3,521
Total assets	$2,657,468	$2,711,549
LIABILITIES
Credit facility	$253,000	$300,000
SBIC debentures (par: $304,800 ($40,000 due within one year) and $311,800 as of September 30, 2020 and December 31, 2019, respectively)	298,835	306,188
5.20% Notes due 2024 (par: $450,000 and $325,000 as of September 30, 2020 and December 31, 2019, respectively)	451,953	324,595
4.50% Notes due 2022 (par: $185,000 as of both September 30, 2020 and December 31, 2019)	183,685	183,229
Accounts payable and other liabilities	19,136	24,532
Interest payable	13,392	7,292
Dividend payable	13,554	13,174
Deferred tax liability, net	731	16,149
Total liabilities	1,234,286	1,175,159
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 66,135,837 and 64,241,341 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	661	643
Additional paid‑in capital	1,569,642	1,512,435
Total undistributed (overdistributed) earnings	(147,121)	23,312
Total net assets	1,423,182	1,536,390
Total liabilities and net assets	$2,657,468	$2,711,549
NET ASSET VALUE PER SHARE	$21.52	$23.91

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$18,558	$23,173	$57,357	$70,480
Affiliate investments	8,255	8,009	23,626	25,426
Non‑Control/Non‑Affiliate investments	25,141	28,886	79,126	86,818
Total investment income	51,954	60,068	160,109	182,724
EXPENSES:
Interest	(12,489)	(12,893)	(36,827)	(37,138)
Compensation	(4,980)	(4,322)	(12,280)	(15,907)
General and administrative	(3,354)	(2,920)	(9,827)	(9,282)
Share‑based compensation	(2,561)	(2,572)	(8,215)	(7,279)
Expenses allocated to the External Investment Manager	1,892	1,651	5,340	5,001
Total expenses	(21,492)	(21,056)	(61,809)	(64,605)
NET INVESTMENT INCOME	30,462	39,012	98,300	118,119
NET REALIZED GAIN (LOSS):
Control investments	4,041	5,869	(15,825)	4,926
Affiliate investments	(172)	1,850	(407)	(602)
Non‑Control/Non‑Affiliate investments	(17,743)	(13,595)	(28,091)	(18,487)
Realized loss on extinguishment of debt	—	—	(534)	(5,689)
Total net realized loss	(13,874)	(5,876)	(44,857)	(19,852)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	7,139	(8,797)	(35,096)	6,286
Affiliate investments	2,406	1,323	(26,883)	3,131
Non‑Control/Non‑Affiliate investments	53,569	4,547	(56,051)	3,737
SBIC debentures	—	(319)	460	4,625
Total net unrealized appreciation (depreciation)	63,114	(3,246)	(117,570)	17,779
INCOME TAXES:
Federal and state income, excise and other taxes	(1,165)	(1,079)	(1,420)	(2,745)
Deferred taxes	(342)	5,091	15,673	254
Income tax benefit (provision)	(1,507)	4,012	14,253	(2,491)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$78,195	$33,902	$(49,874)	$113,555
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.46	$0.62	$1.50	$1.88
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.18	$0.54	$(0.76)	$1.81
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	66,110,555	63,297,943	65,319,784	62,686,139

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	960,684	9	35,376	—	35,385
Share‑based compensation	—	—	2,329	—	2,329
Dividend reinvestment	96,189	1	3,595	—	3,596
Amortization of directors’ deferred compensation	—	—	216	—	216
Issuance of restricted stock	52,043	1	(1)	—	—
Dividends to stockholders	—	—	70	(36,549)	(36,479)
Net increase resulting from operations	—	—	—	41,401	41,401
Balances at March 31, 2019	62,373,777	$624	$1,451,530	$70,343	$1,522,497
Public offering of common stock, net of offering costs	245,989	2	9,416	—	9,418
Share‑based compensation	—	—	2,378	—	2,378
Purchase of vested stock for employee payroll tax withholding	(90,404)	(1)	(3,364)	—	(3,365)
Dividend reinvestment	133,128	1	5,392	—	5,393
Amortization of directors’ deferred compensation	—	—	216	—	216
Issuance of restricted stock, net of forfeited shares	262,642	3	(3)	—	—
Dividends to stockholders	—	—	114	(53,823)	(53,709)
Net increase resulting from operations	—	—	—	38,254	38,254
Balances at June 30, 2019	62,925,132	$629	$1,465,679	$54,774	$1,521,082
Public offering of common stock, net of offering costs	225,864	2	9,398	—	9,400
Share‑based compensation	—	—	2,572	—	2,572
Dividend reinvestment	88,052	1	3,747	—	3,748
Amortization of directors’ deferred compensation	—	—	217	—	217
Issuance of restricted stock, net of forfeited shares	75,465	1	(1)	—	—
Dividends to stockholders	—	—	90	(38,956)	(38,866)
Net increase resulting from operations	—	—	—	33,902	33,902
Balances at September 30, 2019	63,314,513	$633	$1,481,702	$49,720	$1,532,055
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share‑based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors’ deferred compensation	—	—	238	—	238
Issuance of restricted stock, net of forfeited shares	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)
Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170
Public offering of common stock, net of offering costs	824,968	9	26,007	—	26,016
Share‑based compensation	—	—	2,817	—	2,817
Purchase of vested stock for employee payroll tax withholding	(84,094)	(1)	(1,730)	—	(1,731)
Dividend reinvestment	146,229	1	4,158	—	4,159
Amortization of directors’ deferred compensation	—	—	224	—	224
Issuance of restricted stock, net of forfeited shares	414,053	4	(4)	—	—
Dividends to stockholders	—	—	99	(40,179)	(40,080)
Net increase resulting from operations	—	—	—	43,369	43,369
Balances at June 30, 2020	65,763,805	$658	$1,554,928	$(184,642)	$1,370,944
Public offering of common stock, net of offering costs	250,949	2	7,741	—	7,743
Share‑based compensation	—	—	2,561	—	2,561
Purchase of vested stock for employee payroll tax withholding	(1,998)	—	(7)	—	(7)
Dividend reinvestment	132,583	1	4,129	—	4,130
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock, net of forfeited shares	(6,899)	—	—	—	—
Dividends to stockholders	—	—	95	(40,674)	(40,579)
Net increase resulting from operations	—	—	—	78,195	78,195
Balances at September 30, 2020	66,138,440	$661	$1,569,642	$(147,121)	$1,423,182

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(49,874)	$113,555
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(414,574)	(477,257)
Proceeds from sales and repayments of debt investments in portfolio companies	255,147	331,204
Proceeds from sales and return of capital of equity investments in portfolio companies	21,210	32,380
Net unrealized (appreciation) depreciation	117,570	(17,779)
Net realized loss	44,857	19,852
Accretion of unearned income	(8,239)	(9,131)
Payment-in-kind interest	(3,816)	(3,482)
Cumulative dividends	(1,404)	(1,975)
Share-based compensation expense	8,215	7,279
Amortization of deferred financing costs	1,986	2,822
Deferred tax benefit	(15,673)	(254)
Changes in other assets and liabilities:
Interest receivable and other assets	12,661	(9,073)
Interest payable	6,100	6,499
Accounts payable and other liabilities	(4,739)	5,759
Deferred fees and other	2,296	1,495
Net cash provided by (used in) operating activities	(28,277)	1,894

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	37,614	54,203
Proceeds from public offering of 5.20% Notes due 2024	125,000	250,000
Dividends paid	(107,673)	(115,288)
Proceeds from issuance of SBIC debentures	35,000	-
Repayments of SBIC debentures	(42,000)	(34,000)
Proceeds from credit facility	292,000	310,000
Repayments on credit facility	(339,000)	(461,000)
Debt issuance premiums (costs), net	978	(4,344)
Purchases of vested stock for employee payroll tax withholding	(1,767)	(3,365)
Net cash provided by (used in) financing activities	152	(3,794)

Net decrease in cash and cash equivalents	(28,125)	(1,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,246	54,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,121	$52,281

Supplemental cash flow disclosures:
Interest paid	$28,646	$27,725
Taxes paid	$2,439	$2,265
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$5,240
Non-cash financing activities:
Shares issued pursuant to the DRIP	$12,219	$12,737

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Access Media Holdings, LLC (10)	July 22, 2015	Private Cable Operator
			10.00% PIK Secured Debt (Maturity - July 22, 2020) (14) (17) (19)	$23,828	$23,828	$3,937
			Preferred Member Units (9,481,500 units) (24)		9,375	(284)
			Member Units (45 units)		1	-
					33,204	3,653

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			13.00% Secured Debt (Maturity - July 31, 2022)	1,650	1,611	1,611
			Member Units (1,500 units)		1,500	1,050
					3,111	2,661

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - August 16, 2024) (9)	5,225	4,925	4,925
			Preferred Member Units (3,200 units)		3,200	3,200
			Warrants (420 equivalent shares; Expiration - August 16, 2029; Strike price - $0.01 per share)		316	350
					8,441	8,475

ATS Workholding, LLC (10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity - November 16, 2021)	4,940	4,781	3,407
			Preferred Member Units (3,725,862 units)		3,726	-
					8,507	3,407

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			Common Stock (57,508 shares)		6,350	3,310

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - January 9, 2023) (9)	8,680	8,632	8,632
			Preferred Member Units (2,950 units) (8)		4,280	5,610
					12,912	14,242

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity - December 11, 2024)	8,813	8,240	8,240
			Warrants (82 equivalent shares; Expiration - July 25, 2026; Strike price - $0.01 per share)		2,132	3,000
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity - December 11, 2024)	1,000	998	998
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units) (8)		1,000	1,000
					12,370	13,238

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units) (8)		1,742	2,030

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - March 30, 2023) (9)	19,600	19,504	19,464
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - March 30, 2023) (9)	28,000	27,840	27,775
			Preferred Member Units (6,725 units) (8)		7,980	7,980
			Preferred Member Units (6,157 units) (8)		10,775	6,241
					66,099	61,460

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units) (8)		1,300	45,730

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - January 4, 2024) (9)	11,781	11,696	11,696
			Preferred Member Units (12,696 units)		5,840	6,060
					17,536	17,756

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - February 26, 2023) (9)	15,973	15,884	15,973
			Member Units (4,347 units) (8)		11,440	28,000
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units) (8)		1,047	920
					28,371	44,893

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			8.67% Current / 1.33% PIK, Current Coupon plus PIK 10.00% (Maturity - January 31, 2024) (19)	9,792	7,910	8,507
			15.00% Secured Debt (Maturity - June 5, 2022)	1,846	1,846	1,846
			Preferred Member Units (1,600 units) (8)		400	9,400
					10,156	19,753

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (9)	10,880	10,847	10,847
			Member Units (717 units) (8)		7,280	8,610
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	1,117	1,107	1,107
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460
					19,444	21,024

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units)		2,252	1,697

Cody Pools, Inc.	March 6, 2020	Designer of Residential and Commercial Pools
			LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.25%, Secured Debt (Maturity - March 6, 2025) (9)	15,600	15,457	15,600
			Preferred Member Units (587 units)		8,317	11,840
					23,774	27,440

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - January 29, 2024) (9)	9,454	9,397	9,397
			Preferred Member Units (1,975 units)		1,975	5,360
					11,372	14,757

Copper Trail Fund Investments (12) (13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.80%)		747	747

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity - May 31, 2021) (14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity - May 31, 2021) (14) (19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	-
			Class B Preferred Member Units (6,453 units)		6,030	-
					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April 1, 2023) (9)	18,503	18,396	18,013
			Preferred Member Units (3,857 shares) (8)		9,501	6,908
					27,897	24,921

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 13, 2023) (9)	15,090	14,998	15,090
			Preferred Stock (8,400 shares)		8,400	20,060
					23,398	35,150

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (9)	19,838	19,792	19,838
			Member Units (8,619 units) (8)		14,844	53,240
					34,636	73,078

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - January 31, 2021) (9)	4,519	4,519	4,519
			Member Units (1,200 units)		1,200	1,700
					5,719	6,219

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 7.16%, Secured Debt (Maturity - December 31, 2023)	16,775	16,775	16,775
			Member Units (5,879 units) (8)		13,065	45,430
					29,840	62,205

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units) (8)		2,980	4,400

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity - September 30, 2020) (9) (17) (19)	247	247	247
			6.25% Current / 6.25% PIK Secured Debt (Maturity - April 29, 2021) (19)	12,939	12,919	11,828
			Member Units (3,681 units)		3,681	-
					16,847	12,075

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,606	5,020

Harris Preston Fund Investments (12) (13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.30%)		2,735	3,277

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares) (8)		718	5,640

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 14, 2023) (9)	3,700	3,669	3,654
			Member Units (627 units) (8)		811	7,270
					4,480	10,924

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity - October 31, 2024)	14,400	14,278	14,400
			Preferred Stock (2,814 shares)		7,085	11,920
					21,363	26,320

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units) (8)		783	13,140

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			9.50% Current / 2.00% PIK Secured Debt (Maturity - October 31, 2023) (19)	23,615	23,449	23,449
			Member Units (581 units)		12,240	12,150
			9.00% Secured Debt (Maturity - October 31, 2048)	3,956	3,917	3,917
			Member Units (KMC RE Investor, LLC) (800 units) (8)		992	1,160
					40,598	40,676

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00% Secured Debt (Maturity - July 28, 2023) (9) (14)	900	900	900
			12.00% PIK Secured Debt (Maturity - July 28, 2023) (14) (19)	26,079	25,952	13,712
			Member Units (743,921 units)		16,642	-
					43,494	14,612

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			13.00% Secured Debt (Maturity - March 31, 2022)	8,650	8,599	8,598
			Preferred Member Units (66,000 shares)		4,400	2,960
			Preferred Member Units (4,000 shares)		6,000	-
					18,999	11,558

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			Member Units (7,874 units)		4,239	-
			Member Units (Mid-Columbia Real Estate, LLC) (500 units) (8)		1,499	1,390
					5,738	1,390

MSC Adviser I, LLC (16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.00%) (8)		-	71,080

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12.00% Secured Debt (Maturity - January 17, 2022)	6,733	6,721	6,721
			Common Stock (5,873 shares)		2,720	10,170
					9,441	16,891

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units) (8)		2,975	12,480

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% Secured Debt (Maturity - February 28, 2023)	17,315	17,224	16,628
			Preferred Member Units (86,400,000 units)		6,880	950
					24,104	17,578

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			10.50% Secured Debt (Maturity - June 8, 2022)	6,120	6,060	6,120
			Warrants (251,723 equivalent units; Expiration - June 8, 2027; Strike price - $0.01 per unit)		252	1,390
			Member Units (1,454,167 units) (8)		765	5,321
					7,077	12,831

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity - March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units) (8)		3,717	3,310
					10,093	9,686

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity - January 31, 2022)	19,640	19,575	19,575
			Preferred Member Units (406 units)		10,200	10,200
					29,775	29,775

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares) (8)		1,080	19,430

Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			12.00% Secured Debt (Maturity - April 27, 2025)	35,000	34,676	34,676
			Member Units (13,800 units) (8)		13,000	13,000
					47,676	47,676

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units) (8)		1,290	9,700

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% (Floor 0.50%), Current Coupon 9.25% Secured Debt (Maturity - November 15, 2022) (9)	11,855	11,768	11,768
			Common Stock (1,962 shares)		2,150	11,140
					13,918	22,908

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity - April 30, 2023)	6,397	6,329	6,397
			Preferred Member Units (19,631 units) (8)		4,600	11,230
			Warrants (1,018 equivalent units; Expiration - January 31, 2021; Strike price - $0.01 per unit)		1,200	930
					12,129	18,557

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,313	4,710

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Member Units (RA Properties, LLC) (1,500 units)		369	3,390

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity - August 31, 2023)	17,040	16,934	16,934
			Preferred Member Units (479 units)		8,136	8,136
					25,070	25,070

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity - May 31, 2024)	8,720	8,639	8,708
			Common Stock (615 shares) (8)		4,655	7,769
					13,294	16,477

UnionRock Energy Fund II, LP(12) (13)	June 15, 2020	Oil & Gas Exploration & Production
			LP Interests (Fully diluted 49.60%)		2,894	2,894

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity - September 30 2019) (17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	3,459
					5,028	5,487

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity - October 1, 2022)	1,000	1,000	979
			12.00% Secured Debt (Maturity - October 1, 2022)	625	625	625
			14.00% Secured Debt (Maturity - October 1, 2022)	2,750	2,750	2,715
			Warrants (587 equivalent units; Expiration - October 1, 2025; Strike price - $0.01 per unit)		600	-
			Preferred Member Units (10,072 units)		2,834	1,139
					7,809	5,458
Subtotal Control Investments (71.6% of net assets at fair value)					$801,453	$1,020,713

Affiliate Investments (6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity - May 25, 2022)	578	578	578
			Preferred Member Units (186 units)		1,200	5,360
					1,778	5,938

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			Member Units (Milton Meisler Holdings LLC) (73,493 units)		8,596	13,550

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, (Maturity - April 8, 2021) (9)	4,800	4,753	4,702
			Preferred Stock (non-voting, 15.00% cumulative) (8)		146	146
			Member Units (800,000 units)		800	210
					5,699	5,058

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			Member Units (2,160,000 units) (8)		2,256	5,600

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 30, 2020) (9) (17)	19,004	19,004	17,491
			Preferred Member Units (6 units; 6.00% cumulative) (8) (19)		4,770	765
					23,774	18,256

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			12.50% Secured Debt (Maturity - December 7, 2023)	26,607	26,439	26,607
			Member Units (70,764 units) (8)		1,102	5,930
					27,541	32,537

Chandler Signs Holdings, LLC (10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units)		1,500	2,050

Charlotte Russe, Inc (11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	-

Classic H&G Holdings, LLC	March 12, 2020	Provider of Engineered Packaging Solutions
			12.00% Secured Debt (Maturity - March 12, 2025)	24,800	24,573	24,800
			Preferred Member Units (154 units) (8)		5,760	8,550
					30,333	33,350

Congruent Credit Opportunities Funds (12) (13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.80%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.40%) (8)		12,181	12,096
					17,391	12,951

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Copper Trail Fund Investments (12) (13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.40%) (8)		2,161	1,854

Dos Rios Partners (12) (13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.20%)		6,605	7,033
			LP Interests (Dos Rios Partners - A, LP) (Fully diluted 6.40%)		2,097	2,233
					8,702	9,266

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares)		480	300

EIG Fund Investments (12) (13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.10%) (8)		739	526

Freeport Financial Funds (12) (13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.30%)		5,974	5,081
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.00%) (8)		10,785	10,321
					16,759	15,402

Harris Preston Fund Investments (12) (13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.20%)		3,071	3,071

Hawk Ridge Systems, LLC (13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 2, 2021) (9)	984	984	984
			11.00% Secured Debt (Maturity - December 2, 2021)	16,400	16,358	16,400
			Preferred Member Units (226 units) (8)		2,850	8,030
			Preferred Member Units (HRS Services, ULC) (226 units)		150	420
					20,342	25,834

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity - May 1, 2022)	3,000	3,000	3,000
			Member Units (322,297 units) (8)		2,352	6,060
					5,352	9,060

I-45 SLF LLC (12) (13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)		20,200	15,392

L.F. Manufacturing Holdings, LLC (10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative) (8) (19)		90	90
			Member Units (2,179,001 units)		2,019	2,050
					2,109	2,140

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity - June 30, 2021) (19)	7,084	7,084	7,084
			10.00% PIK Unsecured Debt (Maturity - June 30, 2021) (19)	63	63	63
			Preferred Stock (912 shares)		1,981	-
			Warrants (5,333 equivalent shares; Expiration - April 18, 2021; Strike price - $0.01 per share)		1,919	-
					11,047	7,147

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Secured Debt (Maturity - July 1, 2020) (17)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	4,430
					17,023	20,136

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity - January 8, 2018) (14) (15)	30,369	29,865	-
			Preferred Member Units (250 units)		2,500	-
					32,365	-

Salado Stone Holdings, LLC (10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	770

Slick Innovations, LLC	September 13, 2018	Text Message Marketing Platform
			14.00% Secured Debt (Maturity - September 13, 2023)	6,080	5,949	6,080
			Common Stock (70,000 shares) (8)		700	1,250
			Warrants (18,084 equivalent units; Expiration - September 13, 2028; Strike price - $0.01 per unit)		181	330
					6,830	7,660

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Secured Debt (Maturity - August 31, 2023)	32,963	32,742	32,962
			Preferred Member Units (157 units) (8)		6,000	9,720
					38,742	42,682

Superior Rigging & Erecting Co.	August 31, 2020	Provider of Steel Erection, Crane Rental & Rigging Services
			12.00% Secured Debt (Maturity - August 31, 2025)	21,500	21,290	21,290
			Preferred Member Units (1,473 units)		4,500	4,500
					25,790	25,790

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

UniTek Global Services, Inc. (11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - August 20, 2024) (9)	2,955	2,932	2,671
			Preferred Stock (1,133,102 shares; 20% cumulative) (8) (19)		1,371	2,833
			Preferred Stock (1,521,122 shares; 20% cumulative) (8) (19)		2,188	1,723
			Preferred Stock (2,281,682 shares; 19% cumulative) (8) (19)		3,667	-
			Preferred Stock (4,336,866 shares; 13.50% cumulative) (19)		7,924	-
			Common Stock (945,507 shares)		-	-
					18,082	7,227

Universal Wellhead Services Holdings, LLC (10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative) (19)		1,032	-
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	-
					5,032	-

Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity - January 26, 2020) (17)	20,234	20,234	19,243
			8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	409	409	290
			Preferred Member Units (4,876,670 units)		14,000	4,950
			Warrants (1,831,355 equivalent units; Expiration - January 26, 2025; Strike price - $0.01 per unit)		2,576	-
					37,219	24,483
Subtotal Affiliate Investments (24.4% of net assets at fair value)					$396,054	$348,030

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc. (11)	June 30, 2017	Substance Abuse Treatment Service Provider
			10.00% Current / 8.00% PIK Secured Debt (Maturity - March 24, 2021) (19)	5,646	5,551	5,551
			Prime Plus 10.00% (Floor 1.00%), Current Coupon 13.25%, Secured Debt (Maturity - April 17, 2020) (9) (17)	3,121	2,961	2,887
			Prime Plus 9.75% (Floor 1.00%), Current Coupon 13.00%, Secured Debt (Maturity - June 30, 2023) (9) (14)	14,396	14,030	6,430
					22,542	14,868

Adams Publishing Group, LLC (10)	November 19, 2015	Local Newspaper Operator
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023) (9)	6,082	5,951	5,937

ADS Tactical, Inc. (10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.00%, Secured Debt (Maturity - July 26, 2023) (9)	19,685	19,572	19,685

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Aethon United BR LP (10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - September 8, 2023) (9)	9,750	9,651	9,298

Affordable Care Holding Corp. (10)	May 9, 2019	Dental Support Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - October 22, 2022) (9)	14,284	14,081	13,212

ALKU, LLC. (11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50%, Current Coupon 5.81%, Secured Debt (Maturity - July 29, 2026) (9)	9,950	9,861	9,900

American Nuts, LLC (10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - April 10, 2023) (9)	12,158	11,965	11,889

American Teleconferencing Services, Ltd. (11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 8, 2023) (9)	17,374	16,590	11,597

APTIM Corp. (11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity - June 15, 2025)	12,452	11,004	6,475

Arcus Hunting LLC (10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - March 31, 2021) (9)	13,659	13,659	13,659

ASC Ortho Management Company, LLC (10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - August 31, 2023) (9)	5,235	5,171	5,051
			13.25% PIK Secured Debt (Maturity - December 1, 2023) (19)	2,047	2,020	2,045
					7,191	7,096

ATX Networks Corp. (11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25% / 1.50% PIK, Current Coupon Plus PIK 8.75%, Secured Debt (Maturity - December 31, 2023) (9) (19)	13,612	13,521	12,455

Barfly Ventures, LLC (10)	August 31, 2015	Casual Restaurant Group
			9.00% PIK Secured Debt (Maturity - March 23, 2021) (14) (19)	110	110	110
			12.00% Secured Debt (Maturity - August 31, 2020) (14) (17)	10,185	10,073	1,111
			Options (3 equivalent units)		607	-
			Warrant (2 equivalent unit; Expiration - August 31, 2025; Strike price - $1.00 per unit)		473	-
					11,263	1,221

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Berry Aviation, Inc. (10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity - January 6, 2024) (19)	4,606	4,575	4,606
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative) (8) (19)		140	140
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative) (19)		1,671	804
					6,386	5,550

BigName Commerce, LLC (10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25% Secured Debt (Maturity - May 11, 2022) (9)	2,091	2,082	1,995

Binswanger Enterprises, LLC (10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - March 9, 2022) (9)	13,345	13,152	13,345
			Member Units (1,050,000 units)		1,050	670
					14,202	14,015

BLST Operating Company, LLC. (11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - August 28, 2025) (9)	5,879	5,756	5,756
			Common Stock (653 shares)		-	-
			Warrants (70 equivalent shares; Expiration - August 28, 2030; Strike price - $0.01 per share)		-	-
					5,756	5,756

Bojangles', Inc. (11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 4.91%, Secured Debt (Maturity - January 28, 2026)	7,704	7,579	7,691
			LIBOR Plus 8.50%, Current Coupon 8.66%, Secured Debt (Maturity - January 28, 2027)	5,000	4,914	4,800
					12,493	12,491

Brainworks Software, LLC (10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			Prime Plus 9.25% (Floor 3.25%), Current Coupon 12.50%, Secured Debt (Maturity - July 22, 2019) (9) (14) (17)	7,854	7,854	5,287

Brightwood Capital Fund Investments (12) (13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (8)		10,920	8,238
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.60%) (8)		4,750	4,384
					15,670	12,622

Cadence Aerospace LLC (10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 3.25% (Floor 1.00%), Current Coupon 4.25% / 5.25% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity - November 14, 2023) (9) (19)	27,339	27,110	25,906

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

California Pizza Kitchen, Inc. (11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 10.00% (Floor 1.50%), Current Coupon 11.50%, Secured Debt (Maturity - December 31, 2020) (9)	3,716	3,395	3,716
			LIBOR Plus 10.00% (Floor 1.50%), Current Coupon 11.50%, Secured Debt (Maturity - August 23, 2022) (9)	5,107	5,035	5,056
			LIBOR Plus 8.00% PIK (Floor 1.00%), Current Coupon 9.00% PIK, Secured Debt (Maturity - August 23, 2022) (9) (14) (19)	12,064	11,990	3,679
					20,420	12,451

Central Security Group, Inc. (11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 6.63%, Secured Debt (Maturity - October 6, 2021) (9) (14)	13,667	13,637	6,082

Cenveo Corporation (11)	September 4, 2015	Provider of Digital Marketing Agency Services
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 7, 2023) (9)	5,445	5,308	5,159
			Common Stock (177,130 shares)		5,309	2,635
					10,617	7,794

Chisholm Energy Holdings, LLC (10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 15, 2026) (9)	3,571	3,496	3,404

Clarius BIGS, LLC (10)	September 23, 2014	Prints & Advertising Film Financing
			15.00% PIK Secured Debt (Maturity - January 5, 2015) (14) (17) (19)	2,832	2,832	31

Clickbooth.com, LLC (10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - January 31, 2025) (9)	8,357	8,245	8,357

Coastal Television Broadcasting Holdings LLC (10)	June 4, 2020	Operator of Television Broadcasting Networks
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 4, 2025) (9)	8,678	8,499	8,499

Construction Supply Investments, LLC (10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (50,687 units)		5,637	8,130

Corel Corporation (11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00%, Current Coupon 5.26%, Secured Debt (Maturity - July 2, 2026) (9)	19,527	18,669	19,064

CTVSH, PLLC (10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - August 3, 2022) (9)	9,249	9,208	9,249

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Darr Equipment LP (10)	April 15, 2014	Heavy Equipment Dealer
			11.50% Current / 1.00% PIK Secured Debt (Maturity - June 22, 2023) (19)	5,944	5,944	5,944
			Warrants (915,734 equivalent units; Expiration - December 23, 2023; Strike price - $1.50 per unit)		474	20
					6,418	5,964

Digital River, Inc. (11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - February 12, 2023) (9)	13,628	13,400	13,560

DTE Enterprises, LLC (10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 13, 2023) (9)	10,992	10,860	10,984
			Class AA Preferred Member Units (non-voting; 10% cumulative) (8) (19)		927	927
			Class A Preferred Member Units (776,316 units)		776	1,260
					12,563	13,171

Dynamic Communities, LLC (10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 17, 2023) (9)	5,355	5,287	5,140

Echo US Holdings, LLC. (10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.88%, Secured Debt (Maturity - October 25, 2024) (9)	22,302	22,196	21,929

Electronic Transaction Consultants, LLC (10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - July 24, 2025) (9)	10,000	9,822	9,822

EnCap Energy Fund Investments (12) (13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.10%)		3,813	959
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.40%)		2,097	415
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.10%) (8)		4,390	1,398
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.10%) (8)		8,607	6,313
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.80%) (8)		7,390	3,976
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.20%) (8)		6,982	5,994
					33,279	19,055

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Encino Acquisition Partners Holdings, Inc. (11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - October 29, 2025) (9)	9,000	8,929	7,234

EPIC Y-Grade Services, LP (11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 30, 2027)	6,944	6,851	5,694

Fortna, Inc. (10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 5.15%, Secured Debt (Maturity - April 8, 2025)	7,693	7,559	7,199

Fuse, LLC (11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity - June 28, 2024)	1,939	1,939	1,601
			Common Stock (10,429 shares)		256	-
					2,195	1,601

GeoStabilization International (GSI) (11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 5.40%, Secured Debt (Maturity - December 19, 2025)	16,253	16,122	15,765

GoWireless Holdings, Inc. (11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 22, 2024) (9)	17,365	17,232	16,614

Grupo Hima San Pablo, Inc. (11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.25%, Secured Debt (Maturity - April 30, 2019) (9) (17)	4,504	4,504	3,232
			13.75% Secured Debt (Maturity - October 15, 2018) (17)	2,055	2,040	49
					6,544	3,281

GS HVAM Intermediate, LLC (10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - October 2, 2024) (9)	11,506	11,396	11,079

Gexpro Services (10)	February 24, 2020	Distributor of Industrial and Specialty Parts
			LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity - February 24, 2025) (9)	29,253	28,735	28,034

HDC/HW Intermediate Holdings (10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 21, 2023) (9)	3,478	3,429	3,262

Heartland Dental, LLC (10)	September 9, 2020	Dental Support Organization
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 30, 2025) (9)	15,000	14,555	14,555

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Hoover Group, Inc. (10) (13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021) (9)	20,660	20,459	20,660

Hunter Defense Technologies, Inc. (10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - March 29, 2023) (9)	30,701	30,335	30,701

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			12.00% Secured Debt (Maturity - March 29, 2023)	9,921	9,807	8,915

Hydrofarm Holdings LLC (10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 8.50%, Current Coupon 8.66% Secured Debt (Maturity - May 12, 2022)	6,865	6,793	5,813

Hyperion Materials & Technologies, Inc. (11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - August 28, 2026) (9)	22,331	21,937	20,768

Ian, Evan & Alexander Corporation (EverWatch) (10)	July 31, 2020	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 31, 2025) (9)	16,529	16,141	16,141

iEnergizer Limited (10) (13) (21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 17, 2024) (9)	10,675	10,589	10,675

Implus Footcare, LLC (10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 2.50% (Floor 1.00%), Current Coupon 3.50% / PIK 5.25%, Current Coupon Plus PIK 8.75%, Secured Debt (Maturity - April 30, 2024) (9) (19)	18,936	18,597	17,341

Independent Pet Partners Intermediate Holdings, LLC (10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			Prime Plus 2.75% (Floor 3.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 22, 2022) (9)	6,111	6,111	6,111
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - November 19, 2023) (9) (14)	19,514	19,071	14,471
			Member Units (1,558,333 units)		1,558	-
					26,740	20,582

Industrial Services Acquisition, LLC (10)	June 17, 2016	Industrial Cleaning Services
			13% Unsecured Debt (Maturity - December 17, 2022)	5,428	5,377	5,428
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative) (8) (19)		109	109
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative) (8) (19)		68	68
			Member Units (Industrial Services Investments, LLC) (900 units)		900	530
					6,454	6,135

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Inn of the Mountain Gods Resort and Casino (11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity - November 30, 2020)	7,176	7,145	6,745

Interface Security Systems, L.L.C (10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75% / 3.00% PIK, Secured Debt (Maturity - August 7, 2023) (9) (19)	7,615	7,501	7,615

Intermedia Holdings, Inc. (11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 19, 2025) (9)	20,892	20,804	20,824

Invincible Boat Company, LLC. (10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 28, 2025) (9)	9,263	9,174	9,050

Isagenix International, LLC (11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - June 14, 2025) (9)	5,676	5,641	3,015

JAB Wireless, Inc. (10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - May 2, 2023) (9)	14,606	14,522	14,491

Jackmont Hospitality, Inc. (10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021) (9)	4,007	4,004	3,345

Joerns Healthcare, LLC (11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00% Secured Debt (Maturity - August 21, 2024) (9)	4,016	3,952	3,914
			Common Stock (472,579 shares)		4,429	2,480
					8,381	6,394

Kemp Technologies Inc. (10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - March 29, 2024) (9)	7,406	7,291	7,352

Kore Wireless Group Inc. (11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 5.72%, Secured Debt (Maturity - December 20, 2024)	19,139	19,047	18,182

Larchmont Resources, LLC (11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - August 9, 2021) (9)	2,145	2,145	965
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	113
					2,498	1,078

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Laredo Energy VI, LP (10)	January 15, 2019	Oil & Gas Exploration & Production
			Member Units (1,155,952 units)		11,560	11,560

Lightbox Holdings, L.P. (11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 5.15%, Secured Debt (Maturity - May 9, 2026)	14,813	14,618	14,146

LKCM Headwater Investments I, L.P. (12) (13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.30%)		1,746	3,447

LL Management, Inc. (10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 25, 2023) (9)	13,615	13,511	13,348

Logix Acquisition Company, LLC (10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 22, 2024) (9)	26,201	24,541	24,236

Looking Glass Investments, LLC (12) (13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.6 units)		125	25

LSF9 Atlantis Holdings, LLC (11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2023) (9)	9,275	9,275	9,036

Lulu's Fashion Lounge, LLC (10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00% / 2.50% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity - August 28, 2022) (9) (19)	11,408	11,213	9,754

Lynx FBO Operating LLC (10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 30, 2024) (9)	13,613	13,355	13,069
			Member Units (3,704 units)		500	335
					13,855	13,404

Mac Lean-Fogg Company (10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 5.15%, Secured Debt (Maturity - December 22, 2025)	16,522	16,415	15,664
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative) (8) (19)	1,828	1,828	1,743
					18,243	17,407

MHVC Acquisition Corp. (11)	May 8, 2017	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - April 29, 2024) (9)	19,848	19,761	19,699

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Mileage Plus Holdings, LLC (11) (13)	July 20, 2020	United Airlines Loyalty Program
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - June 25, 2027) (9)	10,000	9,880	10,185

Mills Fleet Farm Group, LLC (10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 24, 2024) (9)	13,860	13,581	13,270

NBG Acquisition Inc (11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - April 26, 2024) (9)	4,098	4,059	1,788

NinjaTrader, LLC (10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2024) (9)	9,125	8,963	9,122

NNE Partners, LLC (10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 8.24%, Secured Debt (Maturity - March 2, 2022)	23,417	23,297	21,407

Project Eagle Holdings, LLC (10)	July 6, 2020	Provider of Secure Business Collaboration Software
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - July 6, 2026) (9)	15,000	14,607	14,607

Novetta Solutions, LLC (11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 17, 2022) (9)	23,032	22,712	22,629

NTM Acquisition Corp. (11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022) (9)	4,722	4,722	4,249

Ospemifene Royalty Sub LLC (QuatRx) (10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.50% Secured Debt (Maturity - November 15, 2026) (14)	4,786	4,786	142

PaySimple, Inc. (10)	September 9, 2019	Leading Technology Services Commerce Platform
			LIBOR Plus 5.50%, Current Coupon 5.65%, Secured Debt (Maturity - August 23, 2025) (9)	24,448	24,212	23,593

PricewaterhouseCoopers Public Sector LLP (11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 8.15%, Secured Debt (Maturity - May 1, 2026)	9,000	8,968	8,685

PT Network, LLC (10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.73% / 2.00% PIK, Current Coupon Plus PIK 8.73%, Secured Debt (Maturity - November 30, 2023) (9) (19)	8,599	8,599	8,380

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Research Now Group, Inc. and Survey Sampling International, LLC (11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2024) (9)	17,977	17,520	17,114

RM Bidder, LLC (10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration - October 20, 2025; Strike price - $14.28 per unit)		425	-
			Member Units (2,779 units)		46	20
					471	20

RTIC Subsidiary Holdings, LLC (10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
			LIBOR Plus 7.75% (Floor 1.25%), Current Coupon 9.00%, Secured Debt (Maturity - September 1, 2025) (9)	17,260	17,014	17,014

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,060

Salient Partners L.P. (11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 31, 2021) (9)	6,450	6,441	5,879

Staples Canada ULC (10) (13) (21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - September 12, 2024) (9) (22)	13,482	13,331	12,009

TEAM Public Choices, LLC (10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - September 20, 2024) (9)	17,328	17,178	16,821

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (200,000 shares)		2,000	2,600

TGP Holdings III LLC (11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - September 25, 2025) (9)	5,500	5,446	5,094

The Pasha Group (11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - January 26, 2023) (9)	10,867	10,198	10,052

USA DeBusk LLC (10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - October 22, 2024) (9)	25,011	24,600	23,821

U.S. TelePacific Corp. (11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - May 2, 2023) (9)	17,088	16,896	14,833

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Vida Capital, Inc (11)	October 10, 2019	Alternative Asset Manager
			LIBOR Plus 6.00%, Current Coupon 6.15%, Secured Debt (Maturity - October 1, 2026)	18,176	17,939	18,176

Vistar Media, Inc. (10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - April 3, 2023) (9)	4,596	4,464	4,594
			Preferred Stock (70,207 shares)		767	1,070
			Warrants (69,675 equivalent shares; Expiration - April 3, 2029; Strike price - $10.92 per share)		-	1,070
					5,231	6,734

Wireless Vision Holdings, LLC (10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 8.94% (Floor 1.00%), Current Coupon 9.84% / 1.00% PIK, Current Coupon Plus PIK 10.84%, Secured Debt (Maturity - September 29, 2022) (9) (19) (23)	6,710	6,616	6,710
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 9.91% / 1.00% PIK, Current Coupon Plus PIK 10.91%, Secured Debt (Maturity - September 29, 2022) (9) (19) (23)	5,830	5,772	5,829
					12,388	12,539

YS Garments, LLC (11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00% Secured Debt (Maturity - August 9, 2024) (9)	14,091	13,990	12,811

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration - June 15, 2022; Strike price - $0.001 per share)		1,071	1,190
					1,225	1,450
Subtotal Non-Control/Non-Affiliate Investments (85.3% of net assets at fair value)					$1,330,738	$1,215,902
Total Portfolio Investments, September 30, 2020					$2,528,245	$2,584,645

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note B for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2020

(dollars in thousands)

average annual stated interest rate in effect at September 30, 2020. As noted in this schedule, 58% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.09%.

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
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $16.3 million Canadian Dollars and receive $12.4 million U.S. Dollars with a settlement date of September 14, 2021. The unrealized appreciation on the forward foreign currency contract is $0.2 million as of September 30, 2020.

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

(24)	Investment has an unfunded commitment as of September 30, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(25)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(26)	Investment date represents the date of initial investment in the portfolio company.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)
Control Investments(5)

Access Media Holdings, LLC (10)	July 22, 2015	Private Cable Operator
			10% PIK Secured Debt (Maturity - July 22, 2020) (14) (19)	$23,828	$23,828	$6,387
			Preferred Member Units (9,481,500 units) (27)		9,375	(284)
			Member Units (45 units)		1	-
					33,204	6,103

ASC Interests, LLC	August 1, 2013	Recreational and Educational Shooting Facility
			11.00% Secured Debt (Maturity - July 31, 2020)	1,650	1,639	1,639
			Member Units (1,500 units)		1,500	1,290
					3,139	2,929

Analytical Systems Keco, LLC	August 16, 2019	Manufacturer of Liquid and Gas Analyzers
			LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity - August 16, 2024) (9)	5,565	5,210	5,210
			Preferred Member Units (3,200 units)		3,200	3,200
			Warrants (420 equivalent shares; Expiration - August 16, 2029; Strike price - $0.01 per share)		316	316
					8,726	8,726

ATS Workholding, LLC (10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
			5% Secured Debt (Maturity - November 16, 2021)	4,919	4,666	4,521
			Preferred Member Units (3,725,862 units)		3,726	939
					8,392	5,460

Bond-Coat, Inc.	December 28, 2012	Casing and Tubing Coating Services
			15.00% Secured Debt (Maturity - December 28, 2020)	11,596	11,473	11,473
			Common Stock (57,508 shares)		6,350	8,300
					17,823	19,773

Brewer Crane Holdings, LLC	January 9, 2018	Provider of Crane Rental and Operating Services
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity - January 9, 2023) (9)	9,052	8,989	8,989
			Preferred Member Units (2,950 units) (8)		4,280	4,280
					13,269	13,269

Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			13.00% Secured Debt (Maturity - December 11, 2024)	8,813	7,797	7,797
			Warrants (82 equivalent shares; Expiration - July 25, 2026; Strike price - $0.01 per share)		2,132	3,500
			13.00% Secured Debt (Mercury Service Group, LLC) (Maturity - December 11, 2024)	1,000	996	996
			Preferred Member Units (Mercury Service Group, LLC) (17,742 units) (8)		1,000	1,000
					11,925	13,293

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units (1,233 units) (8)		1,742	2,440

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity - March 30, 2023) (9)	7,229	7,104	7,104
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity - March 30, 2023) (9)	28,000	27,801	27,801
			Preferred Member Units (6,725 units) (8)		7,163	7,163
			Preferred Member Units (6,157 units) (8)		10,775	7,382
					52,843	49,450

CBT Nuggets, LLC ("CBT")	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units (416 units) (8)		1,300	50,850

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - January 4, 2024) (9)	12,240	12,136	12,136
			Preferred Member Units (12,696 units)		5,840	5,840
					17,976	17,976

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 26, 2023) (9)	17,773	17,649	17,773
			Member Units (4,347 units) (8)		11,440	24,040
			Member Units (Chamberlin Langfield Real Estate, LLC) (1,047,146 units) (8)		1,047	1,450
					30,136	43,263

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			15.00% Secured Debt (Maturity - June 5, 2022)	2,000	2,000	2,000
			Preferred Member Units (1,600 units) (8)		400	6,920
					2,400	8,920

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity - December 20, 2021) (9)	10,880	10,830	10,781
			Member Units (717 units) (8)		7,280	9,630
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	1,137	1,126	1,137
			Member Units (Clad-Rex Steel RE Investor, LLC) (800 units)		210	460
					19,446	22,008

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units (CMS Minerals II, LLC) (100 units) (8)		2,386	1,900

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - January 29, 2024) (9)	8,364	8,288	8,288
			Preferred Member Units (1,975 units)		1,975	3,010
					10,263	11,298

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Copper Trail Fund Investments (12) (13)	July 17, 2017	Investment Partnership
			LP Interests (CTMH, LP) (Fully diluted 38.8%)		872	872

Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			8.00% Secured Debt (Maturity - May 31, 2021) (14)	1,800	1,800	1,615
			10.50% PIK Secured Debt (Maturity - May 31, 2021) (14) (19)	12,507	12,475	10,142
			Class A Preferred Member Units		1,294	-
			Class B Preferred Member Units (6,453 units)		6,030	-
					21,599	11,757

Digital Products Holdings LLC	April 1, 2018	Designer and Distributor of Consumer Electronics
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity - April 1, 2023) (9)	19,620	19,478	18,452
			Preferred Member Units (3,857 shares) (8)		9,501	5,174
					28,979	23,626

Direct Marketing Solutions, Inc.	February 13, 2018	Provider of Omni-Channel Direct Marketing Services
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 13, 2023) (9)	15,717	15,597	15,707
			Preferred Stock (8,400 shares)		8,400	20,200
					23,997	35,907

Gamber-Johnson Holdings, LLC ("GJH")	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
			LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (9)	19,022	18,949	19,022
			Member Units (8,619 units) (8)		14,844	53,410
					33,793	72,432

Garreco, LLC	July 15, 2013	Manufacturer and Supplier of Dental Products
			LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - March 31, 2020) (9)	4,519	4,515	4,515
			Member Units (1,200 units)		1,200	2,560
					5,715	7,075

GRT Rubber Technologies LLC ("GRT")	December 19, 2014	Manufacturer of Engineered Rubber Products
			LIBOR Plus 7.00%, Current Coupon 8.71%, Secured Debt (Maturity - December 31, 2023)	15,016	15,016	15,016
			Member Units (5,879 units)		13,065	47,450
					28,081	62,466

Guerdon Modular Holdings, Inc.	August 13, 2014	Multi-Family and Commercial Modular Construction Company
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity - October 1, 2019) (9) (14) (17)	1,010	1,010	-
			16.00% Secured Debt (Maturity - October 1, 2019) (14) (17)	12,588	12,588	-
			Preferred Stock (404,998 shares)		1,140	-
			Common Stock (212,033 shares)		2,983	-
			Warrants (6,208,877 equivalent shares; Expiration - April 25, 2028; Strike price - $0.01 per share)		-	-
					17,721	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Gulf Manufacturing, LLC	August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units (438 units) (8)		2,980	7,430

Gulf Publishing Holdings, LLC	April 29, 2016	Energy Industry Focused Media and Publishing
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - September 30, 2020) (9)	280	280	280
			12.50% Secured Debt (Maturity - April 29, 2021)	12,535	12,493	12,493
			Member Units (3,681 units)		3,681	2,420
					16,454	15,193

Harborside Holdings, LLC	March 20, 2017	Real Estate Holding Company
			Member units (100 units)		6,506	9,560

Harris Preston Fund Investments (12) (13)	October 1, 2017	Investment Partnership
			LP Interests (2717 MH, L.P.) (Fully diluted 49.3%)		2,735	3,157

Harrison Hydra-Gen, Ltd.	June 4, 2010	Manufacturer of Hydraulic Generators
			Common Stock (107,456 shares) (8)		718	7,970

IDX Broker, LLC	November 15, 2013	Provider of Marketing and CRM Tools for the Real Estate Industry
			11.50% Secured Debt (Maturity - November 15, 2020)	13,400	13,358	13,400
			Preferred Member Units (5,607 units) (8)		5,952	15,040
					19,310	28,440

Jensen Jewelers of Idaho, LLC	November 14, 2006	Retail Jewelry Store
			Prime Plus 6.75% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity - November 14, 2023) (9)	4,000	3,960	4,000
			Member Units (627 units) (8)		811	8,270
					4,771	12,270

J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			11.50% Secured Debt (Maturity - October 31, 2024)	17,600	17,430	17,430
			Preferred Stock (2,814 shares)		7,160	7,160
					24,590	24,590

KBK Industries, LLC	January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
			Member Units (325 units) (8)		783	15,470

Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			11.50% Secured Debt (Maturity - October 31, 2023)	25,200	24,982	24,982
			Member Units (581 units)		12,240	12,240
			9.00% Secured Debt (Maturity - October 31, 2048)	3,978	3,939	3,939
			Member Units (KMC RE Investor, LLC) (800 units) (8)		992	1,160
					42,153	42,321

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			8.00% Secured Debt (Maturity - July 28, 2022)	2,786	2,786	2,695
			6.00% Current / 6.00% PIK Secured Debt (Maturity - July 28, 2022) (19)	23,292	23,157	22,621
			Member Units (743,921 units)		16,642	5,280
					42,585	30,596

MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			5.00% Current / 5.00% PIK Secured Debt (Maturity - March 31, 2022) (19)	8,890	8,815	8,890
			Preferred Member Units (66,000 shares)		4,400	4,770
			Preferred Member Units (4,000 shares)		6,000	20
					19,215	13,680

Mid-Columbia Lumber Products, LLC	December 18, 2006	Manufacturer of Finger-Jointed Lumber Products
			10.00% Secured Debt (Maturity - January 15, 2020)	1,750	1,750	1,602
			12.00% Secured Debt (Maturity - January 15, 2020)	3,900	3,898	3,644
			Member Units (7,874 units)		3,239	-
			9.50% Secured Debt (Mid-Columbia Real Estate, LLC) (Maturity - May 13, 2025)	701	701	701
			Member Units (Mid-Columbia Real Estate, LLC) (500 units) (8)		790	1,640
					10,378	7,587

MSC Adviser I, LLC (16)	November 22, 2013	Third Party Investment Advisory Services
			Member Units (Fully diluted 100.0%) (8)		-	74,520

Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			12.00% Secured Debt (Maturity - August 15. 2019) (17)	6,253	6,253	6,253
			Common Stock (5,873 shares) (8)		2,720	8,410
					8,973	14,663

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units (2,955 units) (8)		2,975	14,760

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			11.00% Secured Debt (Maturity - February 28, 2023)	17,586	17,469	17,469
			Preferred Member Units (86,400,000 units) (8)		6,880	6,310
					24,349	23,779

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			14.00% Secured Debt (Maturity - June 8, 2022)	5,981	5,885	5,981
			Warrants (251,723 equivalent units; Expiration - June 8, 2027; Strike price - $0.01 per unit)		252	1,230
			Member Units (1,454,167 units) (8)		765	4,988
					6,902	12,199

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			12.00% Secured Debt (Maturity - March 20, 2023)	6,376	6,376	6,376
			Member Units (65,962 units) (8)		3,717	4,710
					10,093	11,086

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			12.00% Secured Debt (Maturity - January 31, 2022)	19,800	19,703	19,703
			Preferred Member Units (406 units)		10,200	10,200
					29,903	29,903

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock (1,500 shares) (8)		1,080	16,950

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units (460 units)		1,290	8,170

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			LIBOR Plus 8.75% (Floor 0.50%), Current Coupon 10.85%, Secured Debt (Maturity - November 15, 2022) (9)	12,245	12,118	12,118
			Common Stock (1,962 shares)		2,150	9,930
					14,268	22,048

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			13.00% Secured Debt (Maturity - April 30, 2020)	6,397	6,379	6,397
			Preferred Member Units (19,631 units) (8)		4,600	13,390
			Warrants (1,018 equivalent units; Expiration - January 31, 2021; Strike price - $0.01 per unit)		1,200	1,090
					12,179	20,877

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units (1,000 units)		11,013	9,289

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt (Maturity - June 30, 2018) (17)	750	750	722
			Member Units (1,150 units)		1,150	4,990
			Member Units (RA Properties, LLC) (1,500 units)		369	3,169
					2,269	8,881

Tedder Industries, LLC	August 31, 2018	Manufacturer of Firearm Holsters and Accessories
			12.00% Secured Debt (Maturity - August 31, 2020)	640	640	640
			12.00% Secured Debt (Maturity - August 31, 2023)	16,400	16,272	16,272
			Preferred Member Units (479 units)		8,136	8,136
					25,048	25,048

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

The MPI Group, LLC	October 2, 2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			9.00% Secured Debt (Maturity - December 31, 2019) (17)	2,924	2,924	2,924
			Series A Preferred Units (2,500 units)		2,500	-
			Warrants (1,424 equivalent units; Expiration - July 1, 2024; Strike price - $0.01 per unit)		1,096	-
			Member Units (MPI Real Estate Holdings, LLC) (100 units) (8)		2,300	1,640
					8,820	4,564

Trantech Radiator Topco, LLC	May 31, 2019	Transformer Cooling Products and Services
			12.00% Secured Debt (Maturity - May 31, 2024)	9,200	9,102	9,102
			Common Stock (615 shares) (8)		4,655	4,655
					13,757	13,757

Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			13.00% Secured Debt (Maturity - September 30, 2019) (17)	2,028	2,028	2,028
			Series A Preferred Stock (3,000,000 shares)		3,000	4,089
			Common Stock (1,126,242 shares)		3,706	409
					8,734	6,526

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			6.50% Secured Debt (Maturity - October 1, 2020)	1,000	1,000	1,000
			12.00% Secured Debt (Maturity - October 1, 2020)	625	625	625
			14.00% Secured Debt (Maturity - October 1, 2020)	2,750	2,750	2,750
			Warrants (587 equivalent units; Expiration - October 1, 2020; Strike price - $0.01 per unit)		600	-
			Preferred Member Units (10,072 units)		2,834	1,269
					7,809	5,644
Subtotal Control Investments (67.2% of net assets at fair value)					$778,367	$1,032,721

Affiliate Investments (6)

AFG Capital Group, LLC	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
			10.00% Secured Debt (Maturity - May 25, 2022)	838	838	838
			Preferred Member Units (186 units)		1,200	5,180
					2,038	6,018

American Trailer Rental Group LLC	June 7, 2017	Provider of Short-term Trailer and Container Rental
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 7, 2022) (9)	27,087	26,905	27,087
			Member Units (Milton Meisler Holdings LLC) (48,555 units)		4,855	8,540
					31,760	35,627

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

BBB Tank Services, LLC	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, (Maturity - April 8, 2021) (9)	4,800	4,698	4,698
			Preferred Stock (non-voting) (8)		131	131
			Member Units (800,000 units)		800	290
					5,629	5,119

Boccella Precast Products LLC	June 30, 2017	Manufacturer of Precast Hollow Core Concrete
			LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity - June 30, 2022) (9)	13,244	13,106	13,244
			Member Units (2,160,000 units) (8)		2,256	6,270
					15,362	19,514

Buca C, LLC	June 30, 2015	Casual Restaurant Group
			LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (9)	19,004	18,981	18,794
			Preferred Member Units (6 units; 6% cumulative) (8) (19)		4,701	4,701
					23,682	23,495

CAI Software LLC	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
			11.00% Secured Debt (Maturity - December 7, 2023)	9,160	9,077	9,160
			Member Units (66,968 units) (8)		751	5,210
					9,828	14,370

Chandler Signs Holdings, LLC (10)	January 4, 2016	Sign Manufacturer
			Class A Units (1,500,000 units) (8)		1,500	2,740

Charlotte Russe, Inc (11)	May 28, 2013	Fast-Fashion Retailer to Young Women
			Common Stock (19,041 shares)		3,141	-

Congruent Credit Opportunities Funds (12) (13)	January 24, 2012	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP) (Fully diluted 19.8%)		5,210	855
			LP Interests (Congruent Credit Opportunities Fund III, LP) (Fully diluted 17.4%) (8)		13,601	13,915
					18,811	14,770

Copper Trail Fund Investments (12) (13)	July 17, 2017	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%) (8)		1,997	2,362

Dos Rios Partners (12) (13)	April 25, 2013	Investment Partnership
			LP Interests (Dos Rios Partners, LP) (Fully diluted 20.2%)		5,846	7,033
			LP Interests (Dos Rios Partners - A, LP) (Fully diluted 6.4%)		1,856	2,233
					7,702	9,266

East Teak Fine Hardwoods, Inc.	April 13, 2006	Distributor of Hardwood Products
			Common Stock (6,250 shares) (8)		480	400

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

EIG Fund Investments (12) (13)	November 6, 2015	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.) (Fully diluted 11.1%) (8)		768	720

Freeport Financial Funds (12) (13)	June 13, 2013	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP) (Fully diluted 9.3%)		5,974	5,778
			LP Interests (Freeport First Lien Loan Fund III LP) (Fully diluted 6.0%) (8)		9,956	9,696
					15,930	15,474

Fuse, LLC (11)	June 30, 2019	Cable Networks Operator
			12% Secured Debt (Maturity - June 28, 2024)	1,939	1,939	1,939
			Common Stock (10,429 shares)		256	256
					2,195	2,195

Harris Preston Fund Investments (12) (13)	August 9, 2017	Investment Partnership
			LP Interests (HPEP 3, L.P.) (Fully diluted 8.2%)		2,474	2,474

Hawk Ridge Systems, LLC (13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity - December 2, 2021) (9)	600	600	600
			11.00% Secured Debt (Maturity - December 2, 2021)	13,400	13,335	13,400
			Preferred Member Units (226 units) (8)		2,850	7,900
			Preferred Member Units (HRS Services, ULC) (226 units)		150	420
					16,935	22,320

Houston Plating and Coatings, LLC	January 8, 2003	Provider of Plating and Industrial Coating Services
			8.00% Unsecured Convertible Debt (Maturity - May 1, 2022)	3,000	3,000	4,260
			Member Units (322,297 units) (8)		2,352	10,330
					5,352	14,590

I-45 SLF LLC (12) (13)	October 20, 2015	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.4% profits interest) (8)		17,000	14,407

L.F. Manufacturing Holdings, LLC (10)	December 23, 2013	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting; 14% cumulative) (8) (19)		81	81
			Member Units (2,179,001 units)		2,019	2,050
					2,100	2,131

OnAsset Intelligence, Inc.	April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
			12.00% PIK Secured Debt (Maturity - June 30, 2021) (19)	6,474	6,474	6,474
			10.00% PIK Unsecured Debt (Maturity - June 30, 2021) (19)	58	58	58
			Preferred Stock (912 shares)		1,981	-
			Warrants (5,333 equivalent shares; Expiration - April 18, 2021; Strike price - $0.01 per share)		1,919	-
					10,432	6,532

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

PCI Holding Company, Inc.	December 18, 2012	Manufacturer of Industrial Gas Generating Systems
			12.00% Secured Debt (Maturity - March 31, 2020)	11,356	11,356	11,356
			Preferred Stock (1,740,000 shares) (non-voting)		1,740	4,350
			Preferred Stock (1,500,000 shares)		3,927	2,680
					17,023	18,386

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
			12.00% Secured Debt (Maturity - January 8, 2018) (14) (15)	30,369	29,865	-
			Preferred Member Units (250 units)		2,500	-
					32,365	-

Salado Stone Holdings, LLC (10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units (Salado Acquisition, LLC) (2,000,000 units)		2,000	570

SI East, LLC	August 31, 2018	Rigid Industrial Packaging Manufacturing
			9.50% Secured Debt (Maturity - August 31, 2023)	32,963	32,687	32,963
			Preferred Member Units (157 units) (8)		6,000	8,200
					38,687	41,163

Slick Innovations, Inc.	September 13, 2018	Text Message Marketing Platform
			14.00% Secured Debt (Maturity - September 13, 2023)	6,360	6,197	6,197
			Common Stock (70,000 shares) (8)		700	1,080
			Warrants (18,084 equivalent units; Expiration - September 13, 2028; Strike price - $0.01 per unit)		181	290
					7,078	7,567

UniTek Global Services, Inc. (11)	April 15, 2011	Provider of Outsourced Infrastructure Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity - August 20, 2024) (9)	2,963	2,940	2,962
			Preferred Stock (755,401 shares; 20% cumulative) (8) (19)		809	1,889
			Preferred Stock (1,521,122 shares; 19% cumulative) (8) (19)		1,976	2,282
			Preferred Stock (2,281,682 shares; 19% cumulative) (8) (19)		3,667	3,667
			Preferred Stock (4,336,866 shares; 13.50% cumulative) (8) (19)		7,924	2,684
			Common Stock (945,507 shares)		-	-
					17,316	13,484

Universal Wellhead Services Holdings, LLC (10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units (UWS Investments, LLC) (716,949 units; 14% cumulative) (8) (19)		1,032	800
			Member Units (UWS Investments, LLC) (4,000,000 units)		4,000	-
					5,032	800

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)
Volusion, LLC	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
			11.50% Secured Debt (Maturity - January 26, 2020)	20,234	20,162	19,352
			8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	409	409	291
			Preferred Member Units (4,876,670 units)		14,000	14,000
			Warrants (1,831,355 equivalent units; Expiration - January 26, 2025; Strike price - $0.01 per unit)		2,576	150
					37,147	33,793
Subtotal Affiliate Investments (21.5% of net assets at fair value)					$351,764	$330,287
Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc. (11)	June 30, 2017	Substance Abuse Treatment Service Provider
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity - April 15, 2020) (9) (14)	2,227	2,068	2,172
			LIBOR Plus 12.75% (Floor 1.00%), Current Coupon 16.50%, Secured Debt (Maturity - June 30, 2023) (9) (14)	14,396	14,030	9,358
					16,098	11,530

Adams Publishing Group, LLC (10)	November 19, 2015	Local Newspaper Operator
			Prime Plus 5.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023) (9)	5,000	4,930	5,000
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.44%, Secured Debt (Maturity - July 3, 2023) (9)	6,158	6,058	6,158
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023) (9)	197	197	197
					11,185	11,355

ADS Tactical, Inc. (10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.03%, Secured Debt (Maturity - July 26, 2023) (9)	19,843	19,703	19,843

Aethon United BR LP (10)	September 8, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (9)	9,750	9,630	9,531

Affordable Care Holding Corp. (10)	May 9, 2019	Dental Service Organization
			LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 6.59%, Secured Debt (Maturity - October 22, 2022) (9)	14,396	14,126	14,036

ALKU, LLC. (11)	October 18, 2019	Specialty National Staffing Operator
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - July 29, 2026) (9)	10,000	9,902	9,883

Allen Media, LLC. (11)	September 18, 2018	Operator of Cable Television Networks
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity - August 30, 2023) (9)	16,270	15,894	15,863

Allen Media Broadcasting LLC (10)	July 3, 2019	Operator of Television Broadcasting Networks
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.21%, Secured Debt (Maturity - July 3, 2024) (9)	14,906	14,565	14,565

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

American Nuts, LLC (10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - April 10, 2023) (9)	12,243	12,002	12,233

American Teleconferencing Services, Ltd. (11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - June 8, 2023) (9)	17,389	16,421	10,460

APTIM Corp. (11)	August 17, 2018	Engineering, Construction & Procurement
			7.75% Secured Debt (Maturity - June 15, 2025)	12,452	10,836	7,471

Arcus Hunting LLC (10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
			LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity - January 13, 2020) (9)	13,857	13,856	13,856

ASC Ortho Management Company, LLC (10)	August 31, 2018	Provider of Orthopedic Services
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - August 31, 2023) (9)	4,543	4,465	4,490
			13.25% PIK Secured Debt (Maturity - December 1, 2023) (19)	1,854	1,821	1,854
					6,286	6,344

ATI Investment Sub, Inc. (11)	July 11, 2016	Manufacturer of Solar Tracking Systems
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.01%, Secured Debt (Maturity - June 22, 2021) (9)	2,885	2,859	2,853

ATX Networks Corp. (11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
			LIBOR Plus 6.00% (Floor 1.00%) Current Coupon 7.94% / 1.00% PIK, Current Coupon Plus PIK 8.94% Secured Debt (Maturity - June 11, 2021) (9) (19)	13,593	13,414	12,743

Barfly Ventures, LLC (10)	August 31, 2015	Casual Restaurant Group
			12.00% Secured Debt (Maturity - August 31, 2020)	10,185	10,073	7,736
			Options (3 equivalent units)		607	-
			Warrant (2 equivalent unit; Expiration - August 31, 2025; Strike price - $1.00 per unit)		473	-
					11,153	7,736

Berry Aviation, Inc. (10)	July 6, 2018	Charter Airline Services
			10.50% Current / 1.5% PIK, Secured Debt (Maturity - January 6, 2024) (19)	4,554	4,518	4,554
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units; 16% cumulative) (8) (19)		125	125
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units; 8% cumulative) (8) (19)		1,671	776
					6,314	5,455

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

BigName Commerce, LLC (10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - May 11, 2022) (9)	2,233	2,218	2,233

Binswanger Enterprises, LLC (10)	March 10, 2017	Glass Repair and Installation Service Provider
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - March 9, 2022) (9)	13,731	13,443	13,731
			Member Units (1,050,000 units)		1,050	950
					14,493	14,681

Bluestem Brands, Inc. (11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - November 6, 2020) (9)	10,622	10,571	7,973

Bojangles', Inc. (11)	February 5, 2019	Quick Service Restaurant Group
			LIBOR Plus 4.75%, Current Coupon 6.50%, Secured Debt (Maturity - January 28, 2026)	7,782	7,642	7,827
			LIBOR Plus 8.50%, Current Coupon 10.25%, Secured Debt (Maturity - January 28, 2027)	5,000	4,907	5,012
					12,549	12,839

Brainworks Software, LLC (10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
			4.00% Secured Debt (Maturity - July 22, 2019) (9) (17)	6,733	6,733	5,955

Brightwood Capital Fund Investments (12) (13)	July 21, 2014	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.6%) (8)		11,160	9,005
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.6%) (8)		4,500	4,504
					15,660	13,509

Cadence Aerospace LLC (10)	November 14, 2017	Aerostructure Manufacturing
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - November 14, 2023) (9)	25,287	25,089	25,287

California Pizza Kitchen, Inc. (11)	August 29, 2016	Casual Restaurant Group
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - August 23, 2022) (9)	14,599	14,501	12,739

Central Security Group, Inc. (11)	December 4, 2017	Security Alarm Monitoring Service Provider
			LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.38%, Secured Debt (Maturity - October 6, 2021) (9)	13,776	13,734	11,985

Cenveo Corporation (11)	September 4, 2015	Provider of Digital Marketing Agency Services
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.45%, Secured Debt (Maturity - June 7, 2023) (9)	5,674	5,498	5,674
			Common Stock (177,130 shares)		5,309	2,923
					10,807	8,597

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Chisholm Energy Holdings, LLC (10)	May 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity - May 15, 2026) (9)	3,571	3,488	3,488

Clarius BIGS, LLC (10)	September 23, 2014	Prints & Advertising Film Financing
			15% PIK Secured Debt (Maturity - January 5, 2015) (14) (17)	2,846	2,846	40

Clickbooth.com, LLC (10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 5, 2022) (9)	2,663	2,625	2,663

Construction Supply Investments, LLC (10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units (46,152 units)		4,866	7,667

Corel Corporation (11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity - July 2, 2026) (9)	15,000	14,293	14,531

CTVSH, PLLC (10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - August 3, 2022) (9)	10,099	10,039	10,099

Darr Equipment LP (10)	April 15, 2014	Heavy Equipment Dealer
			11.5% Current / 1% PIK Secured Debt (Maturity - June 22, 2023) (19)	5,899	5,899	5,899
			Warrants (915,734 equivalent units; Expiration - December 23, 2023; Strike price - $1.50 per unit)		474	300
					6,373	6,199

Digital River, Inc. (11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - February 12, 2021) (9)	15,876	15,771	15,837

DTE Enterprises, LLC (10)	April 13, 2018	Industrial Powertrain Repair and Services
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.24%, Secured Debt (Maturity - April 13, 2023) (9)	10,992	10,827	10,982
			Class AA Preferred Member Units (non-voting; 10% cumulative) (8) (19)		860	860
			Class A Preferred Member Units (776,316 units)		776	1,490
					12,463	13,332

Dynamic Communities, LLC (10)	July 17, 2018	Developer of Business Events and Online Community Groups
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - July 17, 2023) (9)	5,460	5,375	5,458

Echo US Holdings, LLC. (10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
			LIBOR Plus 6.25% (Floor 1.63%), Current Coupon 7.96%, Secured Debt (Maturity - October 25, 2024) (9)	22,414	22,292	22,292

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

EnCap Energy Fund Investments (12) (13)	December 28, 2010	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.) (Fully diluted 0.1%) (8)		3,617	1,354
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.) (Fully diluted 0.4%)		2,097	703
			LP Interests (EnCap Energy Capital Fund IX, L.P.) (Fully diluted 0.1%) (8)		4,360	2,780
			LP Interests (EnCap Energy Capital Fund X, L.P.) (Fully diluted 0.1%) (8)		8,427	8,822
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.) (Fully diluted 0.8%) (8)		7,337	5,669
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.) (Fully diluted 0.2%) (8)		6,674	6,677
					32,512	26,005

Encino Acquisition Partners Holdings, Inc. (11)	November 16, 2018	Oil & Gas Exploration & Production
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - October 29, 2025) (9)	9,000	8,921	6,795

EPIC Y-Grade Services, LP (11)	June 22, 2018	NGL Transportation & Storage
			LIBOR Plus 6.00%, Current Coupon 8.04%, Secured Debt (Maturity - June 13, 2024)	10,275	10,116	10,050

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (11) (13)	May 5, 2014	Technology-based Performance Support Solutions
			LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (9)	6,999	6,928	1,965

Felix Investments Holdings II (10)	August 9, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - August 9, 2022) (9)	5,000	4,944	5,000

Flavors Holdings Inc. (11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity - April 3, 2020) (9)	11,297	11,247	10,619

Fortna, Inc. (10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - April 8, 2025)	7,751	7,577	7,577

GeoStabilization International (GSI) (11)	December 31, 2018	Geohazard Engineering Services & Maintenance
			LIBOR Plus 5.25%, Current Coupon 7.05%, Secured Debt (Maturity - December 19, 2025)	16,376	16,230	16,335

GoWireless Holdings, Inc. (11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - December 22, 2024) (9)	18,120	17,964	17,471

Grupo Hima San Pablo, Inc. (11)	March 7, 2013	Tertiary Care Hospitals
			LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 8.91%, Secured Debt (Maturity - April 30, 2019) (9) (17)	4,504	4,504	3,343
			13.75% Secured Debt (Maturity - October 15, 2018) (17)	2,055	2,040	167
					6,544	3,510

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

GS HVAM Intermediate, LLC (10)	October 18, 2019	Specialized Food Distributor
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.51%, Secured Debt (Maturity - October 2, 2024) (9)	11,364	11,233	11,233

HDC/HW Intermediate Holdings (10)	December 21, 2018	Managed Services and Hosting Provider
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.53%, Secured Debt (Maturity - December 21, 2023) (9)	3,498	3,440	3,493

Hoover Group, Inc. (10) (13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
			LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity - January 28, 2021) (9)	20,764	20,119	19,206

Hunter Defense Technologies, Inc. (10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity - March 29, 2023) (9)	29,097	28,659	29,097

HW Temps LLC	July 2, 2015	Temporary Staffing Solutions
			8.00% Secured Debt (Maturity - March 29, 2023)	10,181	10,025	8,913

Hydrofarm Holdings LLC (10)	May 18, 2017	Wholesaler of Horticultural Products
			LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80% Secured Debt (Maturity - May 12, 2022) (19)	7,660	7,547	6,414

Hyperion Materials & Technologies, Inc. (11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - August 28, 2026) (9)	22,500	22,066	22,275

iEnergizer Limited (10) (13) (21)	April 17, 2019	Provider of Business Outsourcing Solutions
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.79%, Secured Debt (Maturity - April 17, 2024) (9)	12,963	12,848	12,962

Implus Footcare, LLC (10)	June 1, 2017	Provider of Footwear and Related Accessories
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - April 30, 2024) (9)	18,577	18,178	18,217

Independent Pet Partners Intermediate Holdings, LLC (10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.28%, Secured Debt (Maturity - November 19, 2023) (9)	18,799	18,487	18,799
			Member Units (1,558,333 units)		1,558	1,260
					20,045	20,059

Industrial Services Acquisition, LLC (10)	June 17, 2016	Industrial Cleaning Services
			6% Current / 7% PIK Unsecured Debt (Maturity - December 17, 2022) (19)	5,242	5,174	5,242
			Preferred Member Units (Industrial Services Investments, LLC) (144 units; 10% cumulative) (8) (19)		103	103
			Preferred Member Units (Industrial Services Investments, LLC) (80 units; 20% cumulative) (8) (19)		60	60
			Member Units (Industrial Services Investments, LLC) (900 units)		900	510
					6,237	5,915

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Inn of the Mountain Gods Resort and Casino (11)	October 30, 2013	Hotel & Casino Owner & Operator
			9.25% Secured Debt (Maturity - November 30, 2020)	7,762	7,584	7,684

Interface Security Systems, L.L.C (10)	August 7, 2019	Commercial Security & Alarm Services
			LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.77%, Secured Debt (Maturity - August 7, 2023) (9)	7,500	7,363	7,363

Intermedia Holdings, Inc. (11)	August 3, 2018	Unified Communications as a Service
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - July 19, 2025) (9)	20,130	20,033	20,180

Invincible Boat Company, LLC. (10)	August 28, 2019	Manufacturer of Sport Fishing Boats
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity - August 28, 2025) (9)	9,872	9,773	9,773

Isagenix International, LLC (11)	June 21, 2018	Direct Marketer of Health & Wellness Products
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.77%, Secured Debt (Maturity - June 14, 2025) (9)	5,943	5,893	4,273

JAB Wireless, Inc. (10)	May 2, 2018	Fixed Wireless Broadband Provider
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - May 2, 2023) (9)	14,775	14,669	14,775

Jackmont Hospitality, Inc. (10)	May 26, 2015	Franchisee of Casual Dining Restaurants
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - May 26, 2021) (9)	4,059	4,055	4,059

Joerns Healthcare, LLC (11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91% Secured Debt (Maturity - August 21, 2024) (9)	4,016	3,942	3,942
			Common Stock (472,579 shares)		4,429	4,429
					8,371	8,371

Kemp Technologies Inc. (10)	June 27, 2019	Provider of Application Delivery Controllers
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - March 29, 2024) (9)	7,462	7,326	7,463

Kore Wireless Group Inc. (11)	December 31, 2018	Mission Critical Software Platform
			LIBOR Plus 5.50%, Current Coupon 7.52%, Secured Debt (Maturity - December 20, 2024)	19,285	19,189	19,164

Larchmont Resources, LLC (11)	August 13, 2013	Oil & Gas Exploration & Production
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.89%, Secured Debt (Maturity - August 7, 2020) (9)	2,145	2,145	1,990
			Member Units (Larchmont Intermediate Holdco, LLC) (2,828 units)		353	707
					2,498	2,697

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Laredo Energy VI, LP (10)	January 15, 2019	Oil & Gas Exploration & Production
			LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon Plus PIK 11.64%, Secured Debt (Maturity - November 19, 2021) (9) (19)	11,312	11,166	10,638

Lightbox Holdings, L.P. (11)	May 23, 2019	Provider of Commercial Real Estate Software
			LIBOR Plus 5.00%, Current Coupon 6.74%, Secured Debt (Maturity - May 9, 2026)	14,925	14,713	14,738

LKCM Headwater Investments I, L.P. (12) (13)	January 25, 2013	Investment Partnership
			LP Interests (Fully diluted 2.3%) (8)		1,746	3,682

LL Management, Inc. (10)	May 2, 2019	Medical Transportation Service Provider
			LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - September 25, 2023) (9)	13,754	13,625	13,751

Logix Acquisition Company, LLC (10)	June 24, 2016	Competitive Local Exchange Carrier
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 22, 2024) (9)	18,381	18,199	18,197

Looking Glass Investments, LLC (12) (13)	July 1, 2015	Specialty Consumer Finance
			Member Units (2.5 units)		125	25
			Member Units (LGI Predictive Analytics LLC) (190,712 units)		49	16
					174	41

LSF9 Atlantis Holdings, LLC (11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - May 1, 2023) (9)	9,458	9,458	8,761

Lulu's Fashion Lounge, LLC (10)	August 31, 2017	Fast Fashion E-Commerce Retailer
			LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.75%, Secured Debt (Maturity - August 28, 2022) (9)	11,335	11,070	11,109

Lynx FBO Operating LLC (10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (9)	13,750	13,451	13,451
			Member Units (3,704 units)		500	500
					13,951	13,951

Mac Lean-Fogg Company (10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
			LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - December 22, 2025)	16,648	16,528	16,643
			Preferred Stock (1,516 shares; 4.50% Cash / 9.25% PIK cumulative) (8) (19)	1,775	1,775	1,775
					18,303	18,418

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

MHVC Acquisition Corp. (11)	May 8, 2017	Provider of differentiated information solutions, systems engineering, and analytics
			LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.01%, Secured Debt (Maturity - April 29, 2024) (9)	19,950	19,855	19,950

Mills Fleet Farm Group, LLC (10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity - October 24, 2024) (9) (19)	14,879	14,556	14,187

NBG Acquisition Inc (11)	April 28, 2017	Wholesaler of Home Décor Products
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.52%, Secured Debt (Maturity - April 26, 2024) (9)	4,181	4,134	3,247

NinjaTrader, LLC (10)	December 18, 2019	Operator of Futures Trading Platform
			LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.90%, Secured Debt (Maturity - December 18, 2024) (9)	9,675	9,490	9,490

NNE Partners, LLC (10)	March 2, 2017	Oil & Gas Exploration & Production
			LIBOR Plus 8.00%, Current Coupon 9.91%, Secured Debt (Maturity - March 2, 2022)	23,417	23,268	23,147

North American Lifting Holdings, Inc. (11)	February 26, 2015	Crane Service Provider
			LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.52%, Secured Debt (Maturity - November 27, 2020) (9)	7,584	7,300	6,417

Novetta Solutions, LLC (11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.76%, Secured Debt (Maturity - October 17, 2022) (9)	21,060	20,673	20,749

NTM Acquisition Corp. (11)	July 12, 2016	Provider of B2B Travel Information Content
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - June 7, 2022) (9)	4,879	4,874	4,879

Ospemifene Royalty Sub LLC (QuatRx) (10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
			11.5% Secured Debt (Maturity - November 15, 2026) (14)	4,868	4,868	463

PaySimple, Inc. (10)	September 9, 2019	Leading technology services commerce platform
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity - August 23, 2025) (9)	15,845	15,586	15,766

Permian Holdco 2, Inc. (11)	February 12, 2013	Storage Tank Manufacturer
			14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (19)	456	456	341
			18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (19)	319	319	319
			Preferred Stock (Permian Holdco 1, Inc.) (154,558 units)		799	100
					1,574	760

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Point.360 (10)	July 8, 2015	Fully Integrated Provider of Digital Media Services
			Warrants (65,463 equivalent shares; Expiration - July 7, 2020; Strike price - $0.75 per share)		69	-
			Common Stock (163,658 shares)		273	-
					342	-

PricewaterhouseCoopers Public Sector LLP (11)	May 24, 2018	Provider of Consulting Services to Governments
			LIBOR Plus 8.00%, Current Coupon 9.75%, Secured Debt (Maturity - May 1, 2026)	9,000	8,965	8,865

PT Network, LLC (10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44% / 2.00% PIK, Current Coupon Plus PIK 9.44%, Secured Debt (Maturity - November 30, 2023) (9) (19)	8,491	8,491	8,414

Research Now Group, Inc. and Survey Sampling International, LLC (11)	December 31, 2017	Provider of Outsourced Online Surveying
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.41%, Secured Debt (Maturity - December 20, 2024) (9)	18,115	17,590	18,140

RM Bidder, LLC (10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
			Warrants (327,532 equivalent units; Expiration - October 20, 2025; Strike price - $14.28 per unit)		425	-
			Member Units (2,779 units)		46	18
					471	18

SAFETY Investment Holdings, LLC	April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units (2,000,000 units)		2,000	2,380

Salient Partners L.P. (11)	June 25, 2015	Provider of Asset Management Services
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - June 9, 2021) (9)	6,675	6,657	6,675

SMART Modular Technologies, Inc. (10) (13)	August 18, 2017	Provider of Specialty Memory Solutions
			LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - August 9, 2022) (9)	18,484	18,332	18,669

Staples Canada ULC (10) (13) (21)	September 14, 2017	Office Supplies Retailer
			LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.98%, Secured Debt (Maturity - September 12, 2024) (9) (22)	14,546	14,348	13,530

TE Holdings, LLC (11)	December 5, 2013	Oil & Gas Exploration & Production
			Member Units (97,048 units)		970	-

TEAM Public Choices, LLC (10)	October 28, 2019	Home-Based Care Employment Service Provider
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - September 20, 2024) (9)	16,844	16,680	16,680

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Tectonic Financial, Inc.	May 15, 2017	Financial Services Organization
			Common Stock (400,000 shares) (8)		2,000	2,620

TGP Holdings III LLC (11)	September 30, 2017	Outdoor Cooking & Accessories
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - September 25, 2025) (9)	5,500	5,440	5,143

The Pasha Group (11)	February 2, 2018	Diversified Logistics and Transportation Provided
			LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - January 26, 2023) (9)	8,984	8,793	9,074

TMC Merger Sub Corp. (11)	December 22, 2016	Refractory & Maintenance Services Provider
			LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity - October 31, 2022) (9) (24)	15,527	15,394	15,392

TOMS Shoes, LLC (11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
			LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity - September 30, 2025) (9)	571	571	571
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity - December 31, 2025) (9)	1,637	1,637	1,637
			Member Units (16,321 units)		245	245
					2,453	2,453

USA DeBusk LLC (10)	October 22, 2019	Provider of Industrial Cleaning Services
			LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - October 22, 2024) (9)	30,000	29,423	29,423

U.S. TelePacific Corp. (11)	September 14, 2016	Provider of Communications and Managed Services
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.02%, Secured Debt (Maturity - May 2, 2023) (9)	17,088	16,887	16,447

Vida Capital, Inc (11)	October 10, 2019	Alternative Asset Manager
			LIBOR Plus 6.00%, Current Coupon 7.93%, Secured Debt (Maturity - October 1, 2026)	18,500	18,232	18,315

VIP Cinema Holdings, Inc. (11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (9) (14)	10,063	10,030	5,301

Vistar Media, Inc. (10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
			LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - April 3, 2023) (9)	4,963	4,784	4,939
			Preferred Stock (70,207 shares)		767	1,610
			Warrants (69,675 equivalent shares; Expiration - April 3, 2029; Strike price - $10.92 per share)		-	1,630
					5,551	8,179

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (26)	Business Description	Type of Investment (2) (3) (25)	Principal (4)	Cost (4)	Fair Value (18)

Wireless Vision Holdings, LLC (10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
			LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.57% / 1.00% PIK, Current Coupon Plus PIK 12.57%, Secured Debt (Maturity - September 29, 2022) (9) (19) (23)	7,136	7,022	7,129
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.67% / 1.00% PIK, Current Coupon Plus PIK 11.67%, Secured Debt (Maturity - September 29, 2022) (9) (19) (23)	6,201	6,132	6,200
					13,154	13,329

YS Garments, LLC (11)	August 22, 2018	Designer and Provider of Branded Activewear
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.60% Secured Debt (Maturity - August 9, 2024) (9)	14,531	14,412	14,404

Zilliant Incorporated	June 15, 2012	Price Optimization and Margin Management Solutions
			Preferred Stock (186,777 shares)		154	260
			Warrants (952,500 equivalent shares; Expiration - June 15, 2022; Strike price - $0.001 per share)		1,071	1,190
					1,225	1,450
Subtotal Non-Control/Non-Affiliate Investments (80.7% of net assets at fair value)					$1,297,587	$1,239,316
Total Portfolio Investments, December 31, 2019					$2,427,718	$2,602,324

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note B for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2019. As noted in this schedule, 64% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.06%.

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

(25)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(26)	Investment date represents the date of initial investment in the portfolio company.
(27)	Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

Main Street Capital Corporation (“MSCC”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

MSCC was formed in March 2007 to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”), Main Street Capital II, LP (“MSC II”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF and MSC II, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.

MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, private loan (“Private Loan”) portfolio investments, other portfolio (“Other Portfolio”) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations for the three and nine months ended September 30, 2020 and 2019, cash flows for the nine months ended September 30, 2020 and 2019, and financial position as of September 30, 2020 and December 31, 2019, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Principles of Consolidation

Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC’s consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.           Valuation of the Investment Portfolio

Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street’s Investment Portfolio.

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for Main Street’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.

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

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, Main Street measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to Main Street that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if Main Street holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, Main Street considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of Main Street’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding Main Street’s ability to realize the full NAV of its interests in the investment fund.

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 40 LMM portfolio companies for the nine months ended September 30, 2020, representing approximately 64% of the total LMM portfolio at fair value as of September 30, 2020, and on a total of 40 LMM portfolio companies for the nine months ended September 30, 2019, representing approximately 66% of the total LMM portfolio at fair value as of September 30, 2019. Excluding its investments in LMM portfolio companies that, as of September 30, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2020 and 2019 was 69% of the total LMM portfolio at fair value as of both September 30, 2020 and 2019.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 91% of the Middle Market portfolio investments as of September 30, 2020 and December 31, 2019, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 31 Private Loan portfolio companies for the nine months ended September 30, 2020, representing approximately 53% of the total Private Loan portfolio at fair value as of September 30, 2020, and on a total of 27 Private Loan portfolio companies for the nine months ended September 30, 2019, representing approximately 51% of the total Private Loan portfolio at fair value as of September 30, 2019. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2020 and 2019 was 71% and 78% of the total Private Loan portfolio at fair value as of September 30, 2020 and 2019, respectively.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.9% and 4.1% of Main Street’s Investment Portfolio at fair value as of September 30, 2020 and December 31, 2019, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of September 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies, as well as market interest spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of Main Street’s Investment Portfolio is volatile.

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At September 30, 2020, cash balances totaling $24.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.            Interest, Dividend and Fee Income

Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policies, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service all of its debt or other obligations, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status.

As of September 30, 2020, Main Street’s total Investment Portfolio had twelve investments on non-accrual status, which comprised approximately 2.6% of its fair value and 7.1% of its cost. As of December 31, 2019, Main Street’s total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the three months ended September 30, 2020 and 2019, (i) approximately 3.7% and 1.6%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 1.0%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2020 and 2019, (i) approximately 2.4% and 1.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$42,138	$46,192	$128,587	$140,732
Dividend income	8,106	12,492	23,942	37,751
Fee income	1,710	1,384	7,580	4,241
Total interest, fee and dividend income	$51,954	$60,068	$160,109	$182,724

5.           Deferred Financing Costs

Deferred financing costs include commitment fees and other costs related to Main Street’s multi-year revolving credit facility (the “Credit Facility”) and its unsecured notes, as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures, which are not accounted for under the fair value option under ASC 825 (as discussed further in Note B.11.). See further discussion of Main Street’s debt in Note E. Deferred financing costs in connection with the Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements not using the fair value option are a direct deduction from the related debt liability.

6.           Equity Offering Costs

The Company’s offering costs are charged against the proceeds from equity offerings when the proceeds are received.

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

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2020 and 2019, approximately 3.3% and 2.6%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2020 and 2019, approximately 2.8% and 2.6%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

Main Street has also adopted Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.

9.            Income Taxes

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.

The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.

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

As part of Main Street’s acquisition of the majority of the equity interests of MSC II in January 2010 (the “MSC II Acquisition”), Main Street elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), relating to accounting for debt obligations at their fair value, for the MSC II SBIC debentures acquired as part of the acquisition accounting related to the MSC II Acquisition and valued those obligations as discussed further in Note C. In order to provide for a more consistent basis of presentation, Main Street elected the fair value option for SBIC debentures issued by MSC II subsequent to the MSC II Acquisition. When the fair value option is elected for a given SBIC debenture, the deferred loan costs associated with the debenture are fully expensed in the current period to “Net Unrealized Appreciation (Depreciation)—SBIC debentures” as part of the fair value adjustment. Interest incurred in connection with SBIC debentures which are valued at fair value is included in interest expense.

12.         Earnings per Share

Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

In May 2020, the SEC published Release No. 33-10786 (the “Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. Main Street adopted the rules adopted pursuant to the Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on Main Street’s consolidated financial statements was not material.

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

Level 2—Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:

●	Quoted prices for similar assets in active markets (for example, investments in restricted stock);
●	Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);
●	Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and
●	Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.

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

As of September 30, 2020 and December 31, 2019, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
●	Current and projected financial condition of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	Type and amount of collateral, if any, underlying the investment;
●	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
●	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
●	Pending debt or capital restructuring of the portfolio company;
●	Projected operating results of the portfolio company;
●	Current information regarding any offers to purchase the investment;
●	Current ability of the portfolio company to raise any additional financing as needed;
●	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
●	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Other factors deemed relevant.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Middle Market and Private Loan securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see “Note B.1.—Valuation of the Investment Portfolio”) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2020 and December 31, 2019:

	Fair Value as of
	September 30,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$785,433	Discounted cash flow	WACC	9.5% - 20.8%	14.0%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.4x
Debt investments	$1,304,901	Discounted cash flow	Risk adjusted discount factor	7.6% - 16.3%(2)	11.3%	11.2%
			Expected principal recovery percentage	0.0% - 100.0%	99.2%	100.0%
Debt investments	$494,311	Market approach	Third‑party quote	30.5 - 101.9	91.8	95.0
Total Level 3 investments	$2,584,645

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 6.0% - 32.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2019		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$819,749	Discounted cash flow	WACC	9.6% - 20.3%	13.6%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.9x - 8.5x(2)	7.2x	6.4x
Debt investments	$1,212,741	Discounted cash flow	Risk adjusted discount factor	5.9% - 16.5%(2)	10.4%	10.0%
			Expected principal recovery percentage	1.4% - 100.0%	99.3%	100.0%
Debt investments	$569,834	Market approach	Third‑party quote	28.1 - 101.0	94.7	98.0
Total Level 3 investments	$2,602,324

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.5x - 15.0x and the range for risk adjusted discount factor is 4.6% - 38.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine-month periods ended September 30, 2020 and 2019 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(299,726)	$367,944	$49,393	$(88,706)	$(12,268)	$1,799,212
Equity	809,538	—	(25,304)	50,535	(4,047)	(65,837)	12,268	777,153
Equity Warrant	10,211	—	(1,165)	—	1,165	(1,931)	—	8,280
	$2,602,324	$—	$(326,195)	$418,479	$46,511	$(156,474)	$—	$2,584,645

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2018	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2019
Debt	$1,686,753	$—	$(360,335)	$426,068	$31,019	$(19,559)	$(20,289)	$1,743,657
Equity	755,710	—	(20,338)	33,705	(13,834)	25,899	22,096	803,238
Equity Warrant	11,446	—	1,217	316	(1,090)	219	(1,807)	10,301
	$2,453,909	$—	$(379,456)	$460,089	$16,095	$6,559	$—	$2,557,196

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

As of December 31, 2019, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which were recorded at fair value were categorized as Level 3. Main Street determined the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzed the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value was the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street’s SBIC debentures recorded at fair value were the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. As of September 30, 2020, all of the SBIC debentures previously accounted for on a fair value basis have been repaid.

The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Fair Value				Net	Fair Value
	as of				Unrealized	as of
Type of	December 31,		Net Realized	New SBIC	(Appreciation)	September 30,
Investment	2019	Repayments	Loss	Debentures	Depreciation	2020
SBIC debentures at fair value	$21,927	$(22,000)	$533	$—	$(460)	$—

	Fair Value				Net	Fair Value
	as of				Unrealized	as of
Type of	December 31,		Net Realized	New SBIC	(Appreciation)	September 30,
Investment	2018	Repayments	Loss	Debentures	Depreciation	2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,625)	$21,752

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 SBIC debentures as of December 31, 2019 (amounts in thousands):

	Fair Value
Type of	as of		Significant		Weighted
Investment	December 31, 2019	Valuation Technique	Unobservable Inputs	Range	Average
SBIC debentures	$21,927	Discounted cash flow	Estimated market interest rates	3.2% - 3.5%	3.2%

At September 30, 2020 and December 31, 2019, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At September 30, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,228,061	$—	$—	$1,228,061
Middle Market portfolio investments	441,293	—	—	441,293
Private Loan portfolio investments	743,683	—	—	743,683
Other Portfolio investments	100,528	—	—	100,528
External Investment Manager	71,080	—	—	71,080
Total investments	$2,584,645	$—	$—	$2,584,645

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,206,865	$—	$—	$1,206,865
Middle Market portfolio investments	522,083	—	—	522,083
Private Loan portfolio investments	692,117	—	—	692,117
Other Portfolio investments	106,739	—	—	106,739
External Investment Manager	74,520	—	—	74,520
Total investments	$2,602,324	$—	$—	$2,602,324
SBIC debentures at fair value	$21,927	$—	$—	$21,927

Investment Portfolio Composition

Main Street’s LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in Main Street’s LMM portfolio. Main Street’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $20 million. Main Street’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Main Street’s Private Loan portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Main Street’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. (“HMS Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended September 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.9 million and $1.7 million, respectively. Main Street’s total expenses for the nine months ended September 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $5.3 million and $5.0 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2020 and 2019, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	68
Fair value	$1,228.1	$441.3	$743.7
Cost	$1,063.6	$515.5	$823.0
% of portfolio at cost - debt	66.2%	94.4%	93.8%
% of portfolio at cost - equity	33.8%	5.6%	6.2%
% of debt investments at cost secured by first priority lien	97.1%	92.3%	95.8%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.6%
Average EBITDA (c)	$5.0	$110.5	$54.2

(a)	At September 30, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost - debt	65.9%	94.8%	94.6%
% of portfolio at cost - equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield (b)	11.8%	8.6%	9.5%
Average EBITDA (c)	$5.1	$85.0	$57.8

(a)	At December 31, 2019, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as

EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

As of September 30, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $100.5 million in fair value and approximately $126.2 million in cost basis and which comprised approximately 3.9% of Main Street’s Investment Portfolio at fair value. As of December 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of Main Street’s Investment Portfolio at fair value.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $71.1 million, which comprised approximately 2.8% of Main Street’s Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2020	December 31, 2019
First lien debt	77.9%	78.2%
Equity	17.8%	17.2%
Second lien debt	3.0%	3.5%
Equity warrants	0.5%	0.6%
Other	0.8%	0.5%
	100.0%	100.0%

Fair Value:	September 30, 2020	December 31, 2019
First lien debt	71.0%	70.1%
Equity	25.1%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.3%	0.4%
Other	0.8%	0.5%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2020 and December 31, 2019

(this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2020	December 31, 2019
Southwest	26.0%	25.0%
West	21.0%	24.6%
Midwest	19.4%	20.6%
Northeast	18.8%	14.8%
Southeast	13.3%	13.2%
Canada	1.1%	1.2%
Other Non-United States	0.4%	0.6%
	100.0%	100.0%

Fair Value:	September 30, 2020	December 31, 2019
Southwest	26.6%	26.7%
West	21.5%	25.1%
Midwest	19.7%	20.6%
Northeast	18.5%	14.4%
Southeast	12.3%	11.6%
Canada	1.0%	1.1%
Other Non-United States	0.4%	0.5%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of September 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2020	December 31, 2019
Machinery	7.1%	7.7%
Construction & Engineering	5.8%	5.4%
Aerospace & Defense	5.6%	4.9%
Health Care Providers & Services	5.3%	4.5%
Internet Software & Services	5.1%	4.1%
Commercial Services & Supplies	4.9%	6.1%
Professional Services	4.8%	2.9%
Energy Equipment & Services	4.7%	5.4%
Media	3.9%	5.3%
IT Services	3.9%	4.6%
Leisure Equipment & Products	3.9%	3.8%
Hotels, Restaurants & Leisure	3.8%	3.7%
Diversified Telecommunication Services	3.7%	3.9%
Software	3.4%	2.4%
Electronic Equipment, Instruments & Components	3.2%	3.5%
Communications Equipment	3.2%	3.1%
Oil, Gas & Consumable Fuels	3.1%	3.6%
Specialty Retail	3.1%	3.1%
Food Products	3.0%	3.0%
Distributors	2.3%	1.1%
Diversified Financial Services	2.2%	1.9%
Containers & Packaging	1.6%	1.7%
Computers & Peripherals	1.4%	2.3%
Trading Companies & Distributors	1.2%	0.0%
Diversified Consumer Services	1.0%	0.4%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	1.0%	1.0%
Chemicals	0.9%	1.0%
Building Products	0.9%	1.3%
Road & Rail	0.4%	1.4%
Construction Materials	0.3%	1.0%
Other (1)	4.3%	4.9%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2020	December 31, 2019
Machinery	9.2%	9.9%
Construction & Engineering	6.5%	5.6%
Aerospace & Defense	5.6%	4.7%
Health Care Providers & Services	5.0%	4.3%
Commercial Services & Supplies	4.5%	5.5%
Internet Software & Services	4.5%	3.8%
Leisure Equipment & Products	3.9%	3.5%
IT Services	3.8%	4.8%
Software	3.8%	2.7%
Media	3.6%	4.7%
Energy Equipment & Services	3.5%	4.9%
Professional Services	3.5%	2.2%
Specialty Retail	3.3%	3.4%
Diversified Telecommunication Services	3.2%	3.3%
Computers & Peripherals	3.0%	3.8%
Diversified Consumer Services	3.0%	2.2%
Communications Equipment	2.9%	2.7%
Oil, Gas & Consumable Fuels	2.8%	3.2%
Hotels, Restaurants & Leisure	2.7%	3.3%
Food Products	2.7%	2.7%
Electronic Equipment, Instruments & Components	2.6%	2.7%
Diversified Financial Services	2.5%	2.1%
Distributors	2.3%	1.0%
Containers & Packaging	1.8%	1.7%
Trading Companies & Distributors	1.2%	0.0%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	1.0%	1.0%
Building Products	1.0%	1.2%
Construction Materials	0.7%	1.5%
Road & Rail	0.6%	1.5%
Other (1)	4.3%	5.1%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At September 30, 2020 and December 31, 2019, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. The amendments become effective on January 1, 2021, but the SEC allowed for early application. Main Street elected to apply these revisions effective June 30, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with the revised rules, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total assets. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X, as interpreted by the SEC, require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of September 30, 2020 and December 31, 2019, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended September 30, 2020 and 2019, the External Investment Manager earned $2.3 million and $2.7 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended September 30, 2020 compared to $0.2 million earned in the three months ended September 30, 2019. During the nine months ended September 30, 2020, the External Investment Manager earned $7.2 million in base management fee income and no incentive fees compared to $8.4 million of base management fees and $1.6 million in incentive fees for the comparable period in 2019 under the sub-advisory agreement with HMS Adviser.

The investment in the External Investment Manager is accounted for using fair value accounting, with the fair value determined by Main Street and approved, in good faith, by Main Street’s Board of Directors. Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s consolidated statements of operations in “Net Unrealized Appreciation (Depreciation)—Control investments.”

The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. Main Street owns the External Investment Manager through the Taxable Subsidiary to allow MSCC to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. As a result of the above described financial reporting and tax treatment, the External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2020 and 2019, Main Street allocated $1.9 million and $1.7 million of total expenses, respectively, to the External Investment Manager. For each of the nine months ended September 30, 2020 and 2019,

Main Street allocated $5.3 million and $5.0 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2020 and 2019, the total contribution to Main Street’s net investment income was $2.2 million and $2.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the total contribution to Main Street’s net investment income was $6.7 million and $8.9 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is as follows:

	As of	As of
	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—HMS Income	2,361	2,708
Total assets	$2,361	$2,708
Accounts payable to MSCC and its subsidiaries	$2,023	$1,592
Dividend payable to MSCC and its subsidiaries	338	1,116
Equity	—	—
Total liabilities and equity	$2,361	$2,708

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Management fee income	$2,338	$2,750	$7,160	$8,427
Incentive fees	—	178	—	1,552
Total revenues	2,338	2,928	7,160	9,979
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(1,206)	(1,118)	(3,393)	(3,294)
Other G&A expenses	(686)	(533)	(1,947)	(1,707)
Total allocated expenses	(1,892)	(1,651)	(5,340)	(5,001)
Pre‑tax income	446	1,277	1,820	4,978
Tax expense	(108)	(286)	(426)	(1,106)
Net income	$338	$991	$1,394	$3,872

NOTE E—DEBT

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $304.8 million and $311.8 million at September 30, 2020 and December 31, 2019, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the nine months ended September 30, 2020, Main Street issued $35.0 million of SBIC debentures and opportunistically prepaid the remaining $42.0 million of existing MSC II SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $0.5 million, due primarily to the write-off of the related unamortized deferred financing costs. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.4% and 3.6% as of September 30, 2020 and December 31, 2019, respectively. The first principal maturity due under the existing SBIC debentures is in 2021, and the weighted-average remaining duration as of September 30, 2020 was approximately 5.5 years. For the three months ended September 30, 2020 and 2019, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $3.0 million and $3.2 million, respectively. For the nine months ended September 30, 2020 and 2019, Main Street recognized interest expense, including the amortization of upfront leverage and other miscellaneous fees, attributable to the SBIC debentures of $9.0 million and $9.7 million, respectively. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of September 30, 2020, the recorded value of the SBIC debentures was $298.8 million, which consisted of (i) $129.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $128.3 million that was net of unamortized debt issuance costs of $1.5 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $170.6 million that was net of unamortized debt issuance costs of $4.4 million. As of September 30, 2020, if Main Street had adopted the fair value option under ASC 825 for its SBIC debentures, Main Street estimates the fair value of its SBIC debentures would be approximately $289.3 million, or $15.5 million less than the $304.8 million face value of the SBIC debentures.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $740.0 million from a diversified group of 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. See Note M for discussion of the increase in total commitments under the Credit Facility subsequent to September 30, 2020.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of September 30, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of September 30, 2020) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

At September 30, 2020, Main Street had $253.0 million in borrowings outstanding under the Credit Facility. As of September 30, 2020, if Main Street had adopted the fair value option under ASC 825 for its Credit Facility, Main Street estimates its fair value would approximate its recorded value. Main Street recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred issuance costs, of $1.9 million for each of the three months ended September 30, 2020 and 2019, and $7.3 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.2% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% and 4.1% for the three months ended September 30, 2020 and 2019, respectively, and 2.7% and 4.3%, for the nine months ended September, 2020 and 2019, respectively. As of September 30, 2020, Main Street was in compliance with all financial covenants of the Credit Facility.

4.50% Notes due 2019

In November 2014, Main Street issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the “4.50% Notes due 2019”) at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, Main Street repaid the entire principal amount of the issued and outstanding 4.50% Notes due 2019, effective December 1, 2019 (the “Maturity Date”), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date. Main Street recognized no interest expense related to the 4.50% Notes due 2019, including amortization of unamortized deferred issuance costs, for the three and nine months ended September 30, 2020 and $2.1 million and $6.4 million for the three and nine months ended September 30, 2019, respectively.

4.50% Notes due 2022

In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes due 2022”) at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes due 2022, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million and the recorded value of $183.7 million was net of unamortized debt issuance costs of $1.3 million. As of September 30, 2020, if Main Street had adopted the fair value option under ASC 825 for the 4.50% Notes due 2022, Main Street estimates its fair value would be approximately $192.1 million. Main Street recognized interest expense related to the 4.50% Notes due 2022, including amortization of unamortized deferred issuance costs, of $2.2 million for each of the three months ended September 30, 2020 and 2019 and $6.7 million for each of the nine months ended September 30, 2020 and 2019.

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2020, Main Street was in compliance with these covenants.

5.20% Notes

In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0% and, in July 2020, Main Street issued an additional $125.0 million aggregate principal amount at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after net underwriting premiums and estimated offering expenses payable, were approximately $451.4 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2020, the outstanding balance of the 5.20% Notes was $450.0 million and the recorded value of $452.0 million was net of unamortized debt issuance premium of $2.0 million. As of September 30, 2020, if Main Street had adopted the fair value option under ASC 825 for the 5.20% Notes, Main Street estimates its fair value would be approximately $474.2 million. Main Street recognized interest expense related to the 5.20% Notes, including amortization of unamortized deferred issuance costs, of $5.3 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $13.8 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2020, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2020	2019
NAV at the beginning of the period	$23.91	$24.09
Net investment income(1)	1.50	1.88
Net realized loss(1)(2)	(0.69)	(0.32)
Net unrealized appreciation (depreciation)(1)(2)	(1.80)	0.28
Income tax benefit (provision)(1)(2)	0.23	(0.03)
Net increase (decrease) in net assets resulting from operations(1)	(0.76)	1.81
Dividends paid	(1.85)	(2.05)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.21	0.31
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.07	0.08
Other(3)	(0.06)	(0.03)
NAV at the end of the period	$21.52	$24.20
Market value at the end of the period	$29.57	$43.21
Shares outstanding at the end of the period	66,138,440	63,314,513

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
NAV at end of period	$1,423,182	$1,532,055
Average NAV	$1,416,672	$1,512,921
Average outstanding debt	$1,136,300	$1,033,400
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	3.36%	4.43%
Ratio of operating expenses to average NAV(2)(3)	4.36%	4.27%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.76%	1.82%
Ratio of net investment income to average NAV(2)	6.94%	7.81%
Portfolio turnover ratio(2)	10.96%	14.44%
Total investment return(2)(4)	(27.31)%	34.48%
Total return based on change in NAV(2)(5)	(3.25)%	7.69%

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

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street paid regular monthly dividends of $0.205 per share for each month of January through September 2020, totaling $40.6 million, or $0.615 per share, for the three months ended September 30, 2020, and $120.2 million, or $1.845 per share, for the nine months ended September 30, 2020 compared to regular monthly dividends of approximately $38.9 million, or $0.615 per share, for the three months ended September 30, 2019, and $112.5 million, or $1.800 per share, for the nine months ended September 30, 2019. Additionally, Main Street paid a $0.250 per share semi-annual supplemental dividend, totaling $15.8 million, in June 2019. Total dividends paid for the nine months ended September 30, 2020 and 2019 equaled $1.845 and $2.050 per share, respectively.

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	September 30,
	2020	2019

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$(49,874)	$113,555
Book‑tax difference from share‑based compensation expense	2,710	(1,690)
Net unrealized (appreciation) depreciation	117,570	(17,779)
Income tax provision (benefit)	(14,253)	2,491
Pre-tax book (income) loss not consolidated for tax purposes	2,413	(21,117)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	53,521	47,866
Estimated taxable income(1)	112,087	123,326
Taxable income earned in prior year and carried forward for distribution in current year	29,107	41,489
Taxable income earned prior to period end and carried forward for distribution next period	(34,189)	(48,462)
Dividend payable as of period end and paid in the following period	13,554	12,975
Total distributions accrued or paid to common stockholders	$120,559	$129,328

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.

The income tax provision (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. For the three months ended September 30, 2020, Main Street recognized a net income tax provision of $1.5 million, principally consisting of a $1.2 million current tax provision, which is primarily related to a $0.8 million provision for current U.S. federal income and state taxes and a $0.4 million provision for excise taxes, as well as a deferred tax provision of $0.3 million. For the nine months ended September 30, 2020, Main Street recognized a net income tax benefit of $14.3 million, principally consisting of a deferred tax benefit of $15.7 million, partially offset by a $1.4 million current tax expense, which is primarily related to a $1.1 million provision for excise taxes and $0.3 million provision for current U.S. federal income and state taxes. For the three months ended September 30, 2019, Main Street recognized a net income tax benefit of $4.0 million, principally consisting of a deferred tax benefit of $5.1 million partially offset by a $1.1 million current tax expense, which is primarily related to current U.S. federal income and state taxes and excise taxes. For the nine months ended September 30, 2019, Main Street recognized a net income tax provision of $2.5 million, principally consisting of a $2.7 million current tax expense primarily related to a $2.0 million provision for current U.S. federal income and state taxes and a $0.7 million accrual for excise taxes, partially offset by a deferred tax benefit of $0.3 million.

The net deferred tax liability at September 30, 2020 was $0.7 million compared to $16.1 million at December 31, 2019, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At September 30, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2030 through 2037. Any net operating losses generated in 2019 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2019 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2020, Main Street sold 1,154,937 shares of its common stock at a weighted-average price of $32.67 per share and raised $37.7 million of gross proceeds under the ATM Program. Net proceeds were $37.2 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2020, sales transactions representing 2,603 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2020, 7,204,213 shares remained available for sale under the ATM Program.

During the year ended December 31, 2019, Main Street sold 2,247,187 shares of its common stock at a weighted-average price of $40.05 per share and raised $90.0 million of gross proceeds under the ATM Program. Net proceeds were $88.8 million after commissions to the selling agents on shares sold and offering costs.

NOTE I—DIVIDEND REINVESTMENT PLAN (“DRIP”)

Main Street’s DRIP provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan for their clients.

For the nine months ended September 30, 2020, $12.2 million of the total $120.2 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 387,534 newly issued shares. For the nine months ended September 30, 2019, $12.7 million of the total $128.3 million in dividends paid to stockholders represented DRIP participation. During this period, the DRIP participation requirements were satisfied with the issuance of 317,369 newly issued shares. The shares disclosed above relate only to Main Street’s DRIP and exclude any activity related to broker-managed dividend reinvestment plans.

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2020.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Nine months ended September 30, 2020	(369,840)
Restricted stock available for issuance as of September 30, 2020	1,517,106

As of September 30, 2020, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Nine months ended September 30, 2020	(11,463)
Restricted stock available for issuance as of September 30, 2020	256,651

For each of the three months ended September 30, 2020 and 2019, Main Street recognized total share-based compensation expense of $2.6 million related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2020 and 2019, Main Street recognized total share-based compensation expense of $8.2 million and $7.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of September 30, 2020, there was $14.7 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.0 years as of September 30, 2020.

NOTE K—COMMITMENTS AND CONTINGENCIES

At September 30, 2020, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117
$16,605

Encap Energy Fund Investments
EnCap Energy Capital Fund VIII, L.P.	$24
EnCap Energy Capital Fund IX, L.P.	250
EnCap Energy Capital Fund X, L.P.	1,437
EnCap Flatrock Midstream Fund II, L.P.	4,592
EnCap Flatrock Midstream Fund III, L.P.	402
$6,705

EIG Fund Investments	$3,735

Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund IV, LP	250
$3,250

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	1,715
$3,090

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$2,248

Amount
Harris Preston Fund Investments
HPEP 3, L.P.	$1,929

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Access Media Holdings, LLC	$284

Total equity commitments	$41,446

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

SI East, LLC	$7,500
Pearl Meyer Topco LLC	5,000
Adams Publishing Group, LLC	5,000
Fortna, Inc.	4,730
Market Force Information, LLC	4,100
Classic H&G Holdco, LLC	4,000
Electronic Transaction Consultants, LLC	3,704
Bluestem Brands, Inc.	3,500
GS HVAM Intermediate, LLC	3,409
Ian, Evan & Alexander Corporation (EverWatch)	3,333
Hunter Defense Technologies, Inc.	3,230
RTIC Subsidiary Holdings, LLC	2,740
Echo US Holdings, LLC.	2,586
Superior Rigging & Erecting Co.	2,500
PPL RVs, Inc.	2,000
Lynx FBO Operating LLC	1,875
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
GRT Rubber Technologies LLC	1,340
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
LL Management, Inc.(Lab Logistics)	1,182
Invincible Boat Company, LLC.	1,080
Hawk Ridge Systems, LLC	1,016
CompareNetworks Topco, LLC	1,000
NRI Clinical Research, LLC	1,000
Analytical Systems Keco, LLC	800
CTVSH, PLLC	800
Mystic Logistics Holdings, LLC	800
DTE Enterprises RLOC	750
NinjaTrader, LLC	750
Mac Lean-Fogg Company	735
ASC Interests, LLC	700
PT Network, LLC	658
Wireless Vision Holdings, LLC	592
Tedder Industries, LLC	560
Jensen Jewelers of Idaho, LLC	500
Coastal Television Broadcasting Holdings LLC	500
American Nuts, LLC	281
Dynamic Communities, LLC	250
Arcus Hunting LLC	241

Total loan commitments	$83,592

Total commitments	$125,038

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.5 million on the outstanding unfunded commitments as of September 30, 2020.

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

Total operating lease cost incurred by Main Street for each of the three months ended September 30, 2020 and 2019 was $0.2 million. Total operating lease cost incurred by Main Street for each of the nine months ended September 30, 2020 and 2019 was $0.5 million. As of September 30, 2020, the asset related to the operating lease was $4.4 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $5.1 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of September 30, 2020, the remaining lease term was 7.3 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of September 30, 2020 (in thousands):

For the Years Ended December 31,	Amount
2020	$191
2021	776
2022	790
2023	804
2024	818
Thereafter	2,610
Total	$5,989

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At September 30, 2020, Main Street had a receivable of approximately $2.4 million due from the External Investment Manager, which included (i) approximately $2.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $0.3 million of dividends declared but not paid by the External Investment Manager.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred

Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2020, $10.0 million of compensation and directors’ fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $5.0 million was deferred into phantom Main Street stock units, representing 152,633 shares of Main Street’s common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2020 represented 157,201 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

After successfully receiving the required approval of HMS Income’s stockholders, effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto (the “Closing”) whereby the External Investment Manager became the sole investment adviser and administrator to HMS Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and HMS Income (the “Advisory Agreement”) and HMS Income changed its name to MSC Income Fund, Inc. The Advisory Agreement includes a 1.75% management fee, reduced from 2.00%, and the same incentive fee as under HMS Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously).

During November 2020, Main Street declared regular monthly dividends of $0.205 per share for each month of January, February and March of 2021. These regular monthly dividends equal a total of $0.615 per share for the first quarter of 2021, unchanged from the regular monthly dividends paid in the first quarter of 2020. Including the regular monthly dividends declared for the fourth quarter of 2020 and first quarter of 2021, Main Street will have paid $30.215 per share in cumulative dividends since its October 2007 initial public offering.

Also, during November 2020, Main Street expanded its total commitments under the Credit Facility from $740.0 million to $780.0 million. The $40.0 million net increase in total commitments was the result of the addition of a new lender relationship, which further diversifies the Main Street lending group under the Credit Facility to a total of 19 participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility, which allows for an increase up to $800.0 million in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

September 30, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(410)	$38	$2,440	$—	$410	$2,030
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	(40)	826	7,104	18,200	5,840	19,464
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	2,490	27,801	39	65	27,775
	Preferred Member Units	(9)	—	—	818	7,163	818	1	7,980
	Preferred Member Units	(9)	—	(1,141)	188	7,382	—	1,141	6,241
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	49	897	10,781	66	—	10,847
	Member Units	(5)	—	(1,020)	317	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	(11)	85	1,137	—	30	1,107
	Member Units	(5)	—	—	—	460	—	—	460
CMS Minerals Investments	Member Units	(9)	—	(69)	—	1,900	—	203	1,697
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	143	1,320	—	16,000	400	15,600
	Preferred Member Units	(8)	—	3,523	58	—	11,840	—	11,840
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	826	8,288	2,019	910	9,397
	Preferred Member Units	(9)	—	2,350	—	3,010	2,350	—	5,360
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	(18)	1,464	15,707	36	653	15,090
	Preferred Stock	(9)	—	(140)	—	20,200	—	140	20,060
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(26)	1,303	19,022	1,626	810	19,838
	Member Units	(5)	—	(170)	3,054	53,410	—	170	53,240
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	988	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,020)	2,593	47,450	—	2,020	45,430
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	—	—	12,776	12,776	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	993	993	—
	Preferred Stock	(9)	(1,140)	1,140	—	—	1,140	1,140	—
	Common Stock	(9)	(2,849)	2,983	—	—	2,849	2,849	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	—	(4,640)	—	9,560	100	4,640	5,020
IDX Broker, LLC	11.00% Secured Debt	(9)	—	(42)	711	13,400	42	13,442	—
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	—	15,040	—
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(56)	324	4,000	10	356	3,654
	Member Units	(9)	—	(1,000)	236	8,270	—	1,000	7,270
Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	—	—	2,247	24,982	1,414	2,947	23,449
	Member Units	(5)	—	(90)	—	12,240	—	90	12,150
	9.00% Secured Debt	(5)	—	—	268	3,939	—	22	3,917
	Member Units	(5)	—	—	68	1,160	—	—	1,160
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	—	(11,612)	242	22,621	2,795	11,704	13,712
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	78	2,695	1,091	2,886	900
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—
MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(76)	888	8,890	24	316	8,598
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(1,810)	—	4,770	—	1,810	2,960
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	148	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	256	119	3,644	256	3,900	—
	Member Units	(9)	(1)	(1,000)	1	—	101	101	—
	9.50% Secured Debt	(9)	—	—	30	701	19	720	—
	Member Units	(9)	—	(959)	20	1,640	709	959	1,390
MSC Adviser I, LLC	Member Units	(8)	—	(3,440)	1,394	74,520	—	3,440	71,080
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	—	—	605	6,253	988	520	6,721
	Common Stock	(6)	—	1,760	—	8,410	1,760	—	10,170
OMi Holdings, Inc.	Common Stock	(8)	—	2,480	543	16,950	2,480	—	19,430
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	—	—	2,243	—	34,676	—	34,676
	Member Units	(6)	—	—	269	—	13,800	800	13,000

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	—	—	964	12,118	149	500	11,767
	Common Stock	(8)	—	1,210	—	9,930	1,210	—	11,140
Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	13.00% Secured Debt	(8)	—	50	658	6,397	—	—	6,397
	Preferred Member Units	(8)	—	(2,160)	—	13,390	—	2,160	11,230
	Warrants	(8)	—	(160)	—	1,090	—	160	930
Quality Lease Service, LLC	Member Units	(7)	—	(4,880)	—	9,289	301	4,880	4,710
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	—	69	832	9,102	86	480	8,708
	Common Stock	(7)	—	3,115	87	4,655	3,115	1	7,769
Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	201	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(630)	—	4,089	—	630	3,459
	Common Stock	(9)	(3,586)	3,296	—	409	3,296	3,705	—
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	—	(21)	49	1,000	—	21	979
	12.00% Secured Debt	(8)	—	—	57	625	—	—	625
	14.00% Secured Debt	(8)	—	(35)	293	2,750	—	35	2,715
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(130)	—	1,269	—	130	1,139
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	—	(2,449)	38	6,387	—	2,449	3,938
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	546	5,210	55	340	4,925
	Preferred Member Units	(8)	—	—	—	3,200	—	—	3,200
	Warrants	(8)	—	34	—	316	34	—	350
ASC Interests, LLC	13.00% Secured Debt	(8)	—	—	176	1,639	—	28	1,611
	Member Units	(8)	—	(240)	—	1,290	—	240	1,050
ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(1,230)	282	4,521	136	1,250	3,407
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—
Bond-Coat, Inc.	15.00% Secured Debt	(8)	—	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(4,990)	—	8,300	—	4,990	3,310
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	767	8,989	15	372	8,632
	Preferred Member Units	(9)	—	1,330	90	4,280	1,330	—	5,610
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	1,316	7,797	443	—	8,240
	Warrants	(6)	—	(500)	—	3,500	—	500	3,000
	13.00% Secured Debt	(6)	—	—	101	996	2	—	998
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(5,120)	954	50,850	—	5,120	45,730
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	1,114	12,136	19	459	11,696
	Preferred Member Units	(8)	—	220	90	5,840	220	—	6,060
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	(35)	1,551	17,773	35	1,835	15,973
	Member Units	(8)	—	3,960	2,915	24,040	3,960	—	28,000
	Member Units	(8)	—	(530)	51	1,450	—	530	920
Charps, LLC	15.00% Secured Debt	(5)	—	—	223	2,000	—	154	1,846
	8.67% Current / 1.33% PIK	(5)	—	596	186	—	8,507	—	8,507
	Preferred Member Units	(5)	—	2,480	455	6,920	2,480	—	9,400
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	125	747
Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	—	—	10,142	—	—	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	643	1,655	18,452	678	1,117	18,013
	Preferred Member Units	(5)	—	1,734	150	5,174	1,734	—	6,908
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	324	4,515	4	—	4,519
	Member Units	(8)	—	(860)	—	2,560	—	860	1,700
Gulf Manufacturing, LLC	Member Units	(8)	—	(3,030)	135	7,430	—	3,030	4,400

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	—	—	21	280	10	43	247
	6.25% Current / 6.25% PIK	(8)	—	(1,091)	1,226	12,493	630	1,295	11,828
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	120	—	3,157	172	52	3,277
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(2,330)	104	7,970	—	2,330	5,640
J&J Services, Inc.	11.50% Secured Debt	(7)	—	122	1,508	17,430	170	3,200	14,400
	Preferred Stock	(7)	—	4,835	—	7,160	4,835	75	11,920
KBK Industries, LLC	Member Units	(5)	—	(2,330)	446	15,470	—	2,330	13,140
NAPCO Precast, LLC	Member Units	(8)	—	(2,280)	425	14,760	—	2,280	12,480
NexRev LLC	11.00% PIK Secured Debt	(8)	—	(596)	1,483	17,469	191	1,032	16,628
	Preferred Member Units	(8)	—	(5,360)	(55)	6,310	—	5,360	950
NRI Clinical Research, LLC	10.50% Secured Debt	(9)	—	(35)	598	5,981	1,554	1,415	6,120
	Warrants	(9)	—	160	—	1,230	160	—	1,390
	Member Units	(9)	—	333	377	4,988	710	377	5,321
NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	582	6,376	—	—	6,376
	Member Units	(5)	—	(1,400)	25	4,710	—	1,400	3,310
NuStep, LLC	12.00% Secured Debt	(5)	—	—	1,832	19,703	32	160	19,575
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200
Pegasus Research Group, LLC	Member Units	(8)	—	1,530	491	8,170	1,530	—	9,700
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	28	—	722	28	750	—
	Member Units	(8)	4,015	(3,840)	187	4,990	—	4,990	—
	Member Units	(8)	—	221	—	3,169	221	—	3,390
Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	1,582	16,912	22	—	16,934
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136
UnionRock Energy Fund II, LP	LP Interests	(9)	—	—	—	—	2,894	—	2,894
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,832)	4,252	3	4,564	—	—	—
Total Control investments			$(15,825)	$(35,096)	$57,357	$1,032,721	$174,015	$181,459	$1,020,713
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$—	$—	$53	$838	$—	$260	$578
	Preferred Member Units	(8)	—	180	—	5,180	180	—	5,360
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	1,269	—	8,540	5,010	—	13,550
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	501	4,698	55	51	4,702
	Preferred Member Units	(8)	—	—	15	131	15	—	146
	Member Units	(8)	—	(80)	—	290	—	80	210
Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	—	(138)	982	13,244	138	13,382	—
	Member Units	(6)	—	(670)	424	6,270	—	670	5,600
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(1,326)	1,534	18,794	23	1,326	17,491
	Preferred Member Units	(7)	—	(4,005)	69	4,701	69	4,005	765
CAI Software LLC	12.50% Secured Debt	(6)	—	84	1,897	9,160	19,500	2,053	26,607
	Member Units	(6)	—	369	10	5,210	720	—	5,930
Chandler Signs Holdings, LLC	Class A Units	(8)	—	(690)	(91)	2,740	—	690	2,050
Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—
Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	—	227	2,338	—	26,000	1,200	24,800
	Preferred Member Units	(6)	—	2,790	259	—	8,550	—	8,550
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	(399)	576	13,915	—	1,819	12,096
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(672)	597	2,362	—	508	1,854
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(759)	—	7,033	759	759	7,033
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(241)	—	2,233	241	241	2,233
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	4	400	—	100	300

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(165)	104	720	110	304	526
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(697)	—	5,778	—	697	5,081
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(204)	631	9,696	989	364	10,321
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	2,474	597	—	3,071
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	41	600	384	—	984
	11.00% Secured Debt	(9)	—	(23)	1,230	13,400	3,023	23	16,400
	Preferred Member Units	(9)	—	130	69	7,900	130	—	8,030
	Preferred Member Units	(9)	—	—	—	420	—	—	420
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(1,260)	183	4,260	—	1,260	3,000
	Member Units	(8)	—	(4,270)	163	10,330	—	4,270	6,060
I-45 SLF LLC	Member Units	(8)	—	(2,215)	1,803	14,407	3,200	2,215	15,392
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	9	81	9	—	90
	Member Units	(8)	—	—	—	2,050	—	—	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	609	6,474	710	100	7,084
	10.00% PIK Secured Debt	(8)	—	—	4	58	6	1	63
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	—	—	1,037	11,356	—	—	11,356
	Preferred Stock	(9)	—	1,750	—	2,680	1,750	—	4,430
	Preferred Stock	(9)	—	—	—	4,350	—	—	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(413)	—	—	—	413	413	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	200	—	570	200	—	770
SI East, LLC	9.50% Current, Secured Debt	(7)	—	(55)	2,459	32,963	54	55	32,962
	Preferred Member Units	(7)	—	1,520	1,292	8,200	1,520	—	9,720
Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	131	701	6,197	163	280	6,080
	Warrants	(6)	—	40	—	290	40	—	330
	Common Stock	(6)	—	170	—	1,080	170	—	1,250
Superior Rigging & Erecting Co.	12.00% Current, Secured Debt	(7)	—	—	443	—	21,290	—	21,290
	Preferred Member Units	(7)	—	—	—	—	4,500	—	4,500
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	178	2,962	15	306	2,671
	Preferred Stock	(6)	—	(2,684)	—	2,684	—	2,684	—
	Preferred Stock	(6)	—	(771)	212	2,282	212	771	1,723
	Preferred Stock	(6)	—	382	185	1,889	945	1	2,833
	Preferred Stock	(6)	—	(3,667)	—	3,667	—	3,667	—
	Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(800)	—	800	—	800	—
	Member Units	(8)	—	—	—	—	—	—	—
Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	1,843	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	—	—	25	291	—	1	290
	Preferred Member Units	(8)	—	(9,050)	—	14,000	—	9,050	4,950
	Warrants	(8)	—	(150)	—	150	—	150	—
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(337)	118	2,195	—	—	—
Total Affiliate investments			$(407)	$(26,883)	$23,626	$330,287	$101,944	$82,006	$348,030

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
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
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $247,265. This represented 17.4% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $28,952. This represented 2.0% of net assets as of September 30, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $77,805. This represented 5.5% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $86,374. This represented 6.1% of net assets as of September 30, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $47,507. This represented 3.3% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $87,028. This represented 6.1% of net assets as of September 30, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $397,738. This represented 27.9% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $97,852. This represented 6.9% of net assets as of September 30, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $250,398. This represented 17.6% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $47,824. This represented 3.4% of net assets as of September 30, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

September 30, 2019

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	$—	$—	$259	$—	$5,229	$—	$5,229
	Preferred Member Units	(8)	—	—	—	—	3,200	—	3,200
	Warrants	(8)	—	—	—	—	316	—	316
Café Brazil, LLC	Member Units	(8)	—	(970)	193	4,780	—	970	3,810
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	922	10,928	15,667	11,751	14,844
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	2,715	27,755	34	—	27,789
	Preferred Member Units	(9)	—	—	178	—	7,178	—	7,178
	Preferred Member Units	(9)	—	(2,363)	188	9,745	—	2,363	7,382
Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(21)	1,049	12,080	21	821	11,280
	Member Units	(5)	—	(590)	217	10,610	—	590	10,020
	10% Secured Debt	(5)	—	—	87	1,161	—	18	1,143
	Member Units	(5)	—	—	—	350	—	—	350
CMS Minerals Investments	Member Units	(9)	—	(359)	41	2,580	—	634	1,946
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	982	—	8,916	250	8,666
	Preferred Member Units	(9)	—	1,035	2	—	3,010	—	3,010
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	125	1,834	17,848	158	1,185	16,821
	Preferred Stock	(9)	—	2,980	—	14,900	2,980	—	17,880
Gamber-Johnson Holdings, LLC	LIBOR Plus 7.00% (Floor 2.00%)	(5)	—	(46)	1,553	21,486	46	2,510	19,022
	Member Units	(5)	—	1,050	2,666	45,460	1,050	—	46,510
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(17)	881	9,740	5,293	17	15,016
	Member Units	(8)	—	6,910	8,728	39,060	6,910	—	45,970
Guerdon Modular Holdings, Inc.	16% Secured Debt	(9)	—	(3,711)	424	12,002	16	3,711	8,307
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	—	9	—	464	—	464
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	(6)	—	—	—	6	6	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	—	(140)	—	9,500	200	140	9,560
IDX Broker, LLC	11.5% Secured Debt	(9)	—	(35)	1,259	14,350	35	685	13,700
	Preferred Member Units	(9)	—	990	276	13,520	990	—	14,510
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(15)	302	3,355	15	465	2,905
	Member Units	(9)	—	1,930	245	5,090	1,930	—	7,020
Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	2,460	28,775	42	1,864	26,953
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	267	3,970	—	24	3,946
	Member Units	(5)	—	—	94	992	—	—	992
Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(2)	10	—	402	402	—
	11% Secured Debt	(8)	—	(32)	608	8,339	3,532	11,871	—
	Preferred Equity	(8)	—	—	—	400	—	400	—
	Member Units	(8)	6,007	(2,167)	394	7,440	—	7,440	—
	9.5% Secured Debt	(8)	—	(4)	24	432	4	436	—
	Member Units	(8)	(139)	(5)	74	630	—	630	—
Market Force Information, LLC	LIBOR Plus 7.00% (Floor 1.00%)	(9)	—	—	72	200	2,765	200	2,765
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	2,365	22,624	30	—	22,654
	Member Units	(9)	—	(6,050)	—	13,100	—	6,050	7,050
MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	470	1,213	11,733	1,444	4,400	8,777
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770
Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	—	135	1,746	3	—	1,749
	12% Secured Debt	(9)	—	—	369	3,880	13	—	3,893
	Member Units	(9)	—	(3,568)	5	3,860	238	3,568	530
	9.5% Secured Debt	(9)	—	—	52	746	—	34	712
	Member Units	(9)	—	170	53	1,470	170	—	1,640

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
MSC Adviser I, LLC	Member Units	(8)	—	4,580	3,872	65,748	4,580	—	70,328
Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	681	7,506	30	1,136	6,400
	Common Stock	(6)	—	4,600	124	210	4,600	—	4,810
PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	(94)	1,094	15,100	28	1,349	13,779
	Common Stock	(8)	—	(1,500)	—	10,380	—	1,500	8,880
Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	13% Secured Debt	(8)	—	(48)	709	7,477	48	1,129	6,396
	Preferred Member Units	(8)	—	(350)	1,878	13,090	—	350	12,740
	Warrants	(8)	—	230	—	780	230	—	1,010
Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	(741)	891	—	6,450	891	7,341	—
	Member Units	(7)	—	—	—	3,809	6,771	—	10,580
The MPI Group, LLC	9% Secured Debt	(7)	—	154	200	2,582	154	—	2,736
	Series A Preferred Units	(7)	(8)	(430)	—	440	8	438	10
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	—	98	2,479	1	—	2,480
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	680	—	10,294	800	9,494
	Common Stock	(7)	—	—	39	—	4,655	—	4,655
Vision Interests, Inc.	13% Secured Debt	(9)	—	—	204	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	350	—	3,740	350	—	4,090
	Common Stock	(9)	—	129	—	280	129	—	409
Ziegler’s NYPD, LLC	6.5% Secured Debt	(8)	—	(2)	51	1,000	2	2	1,000
	12% Secured Debt	(8)	—	—	46	425	200	—	625
	14% Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	161	—	1,249	161	—	1,410
Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(955)	38	8,558	—	955	7,603
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—
ASC Interests, LLC	11% Secured Debt	(8)	—	—	150	1,622	13	—	1,635
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290
ATS Workholding, LLC	5% Secured Debt	(9)	—	(26)	270	4,390	194	93	4,491
	Preferred Member Units	(9)	—	(1,891)	—	3,726	—	1,891	1,835
Bond-Coat, Inc.	15% Secured Debt	(8)	—	(229)	1,343	11,596	78	229	11,445
	Common Stock	(8)	—	(1,070)	—	9,370	—	1,070	8,300
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	889	9,467	13	372	9,108
	Preferred Member Units	(9)	—	—	90	4,280	—	—	4,280
Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,043	6,221	303	—	6,524
	Warrants	(6)	—	(470)	—	4,020	—	470	3,550
	13% Secured Debt	(6)	—	(6)	100	1,000	2	6	996
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(4,140)	300	61,610	—	4,140	57,470
Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	1,222	—	12,131	—	12,131
	Preferred Member Units	(8)	—	—	90	—	5,840	—	5,840
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	140	1,898	20,028	174	1,327	18,875
	Member Units	(8)	—	4,650	1,449	18,940	4,650	—	23,590
	Member Units	(8)	—	—	28	732	315	—	1,047
Charps, LLC	11.50% Secured Debt	(5)	—	(83)	675	11,888	1,695	13,583	—
	15% Secured Debt	(5)	—	—	98	—	2,000	—	2,000
	Preferred Member Units	(5)	—	3,200	461	2,270	3,200	—	5,470
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872
Datacom, LLC	8% Secured Debt	(8)	—	(137)	—	1,690	—	136	1,554
	10.50% PIK Secured Debt	(8)	—	278	—	9,786	278	—	10,064
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	(433)	2,335	25,511	76	6,223	19,364
	Preferred Member Units	(5)	—	(1,831)	150	8,466	1,035	1,831	7,670
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	358	5,099	15	603	4,511
	Member Units	(8)	—	(90)	28	2,590	—	90	2,500
Gulf Manufacturing, LLC	Member Units	(8)	—	(1,940)	671	11,690	—	1,940	9,750
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	16	—	320	—	320
	12.5% Secured Debt	(8)	—	—	1,212	12,594	21	130	12,485
	Member Units	(8)	—	(270)	—	4,120	—	270	3,850
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	191	—	1,133	1,386	500	2,019
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	100	247	8,070	100	—	8,170
KBK Industries, LLC	Member Units	(5)	—	4,710	1,344	8,610	4,710	—	13,320
NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	1,590	2,657	13,990	1,590	—	15,580
NexRev LLC	11% Secured Debt	(8)	—	—	1,462	17,288	26	436	16,878
	Preferred Member Units	(8)	—	(1,010)	175	7,890	—	1,010	6,880
NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	10	—	200	200	—
	14% Secured Debt	(9)	—	(27)	733	6,685	27	202	6,510
	Warrants	(9)	—	390	—	660	390	—	1,050
	Member Units	(9)	—	1,740	32	2,478	1,740	—	4,218
NRP Jones, LLC	12% Secured Debt	(5)	—	—	580	6,376	—	—	6,376
	Member Units	(5)	—	(440)	173	5,960	—	440	5,520
NuStep, LLC	12% Secured Debt	(5)	—	—	1,908	20,458	30	—	20,488
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200
OMi Holdings, Inc.	Common Stock	(8)	—	930	1,440	16,020	930	—	16,950
Pegasus Research Group, LLC	Member Units	(8)	—	(490)	—	7,680	—	490	7,190
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	1	721
	Member Units	(8)	—	—	—	4,610	—	—	4,610
	Member Units	(8)	—	110	—	2,930	110	—	3,040
Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	51	480	720	1,040	160
	12%, Secured Debt	(9)	—	—	1,511	16,246	19	—	16,265
	Preferred Member Units	(9)	—	—	—	7,476	660	—	8,136
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	260	(133)	5,809	—	—	—
Total Control investments			$4,926	$6,286	$70,480	$1,004,993	$155,211	$129,829	$1,024,566
Affiliate Investments
AFG Capital Group, LLC	Warrants	(8)	$781	$(691)	$—	$950	$—	$950	$—
	10% Secured Debt	(8)	—	—	43	—	1,040	116	924
	Preferred Member Units	(8)	—	1,060	(40)	3,980	1,060	—	5,040
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	199	1,990	20,312	8,728	1,852	27,188
	Member Units	(5)	—	2,600	—	5,780	2,600	—	8,380
BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	507	3,833	848	—	4,681
	Preferred Member Units	(8)	—	—	14	113	14	—	127
	Member Units	(8)	—	(110)	—	230	—	110	120
Boccella Precast Products LLC	LIBOR Plus 12% (Floor 1.00%)	(6)	—	(63)	1,696	15,724	463	2,943	13,244
	Member Units	(6)	—	724	215	5,080	820	—	5,900
Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,930)	611	6,176	—	6,176	—
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(187)	1,711	19,038	32	287	18,783
	Preferred Member Units	(7)	—	—	200	4,431	200	—	4,631
CAI Software LLC	12% Secured Debt	(6)	—	(30)	969	10,880	30	1,750	9,160
	Member Units	(6)	—	2,223	20	2,717	2,223	—	4,940
Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(6)	444	4,546	29	6	4,569
	Class A Units	(8)	—	10	16	2,120	10	—	2,130
Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—
Condit Exhibits, LLC	Member Units	(9)	1,850	(1,850)	132	1,950	—	1,950	—
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	81	949	17,468	81	931	16,618

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	14	11	4,170	14	1,911	2,273
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(217)	—	7,153	—	217	6,936
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(69)	—	2,271	—	69	2,202
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(80)	12	560	—	80	480
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	8	—	84	505	253	57	701
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	506	—	5,399	506	—	5,905
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(85)	809	10,980	799	1,484	10,295
Fuse, LLC	12% Secured Debt	(9)	—	—	59	—	1,939	—	1,939
	Common Stock	(9)	—	—	—	—	256	—	256
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	741	—	2,474
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	13	—	600	—	600
	10.0% Secured Debt	(9)	—	(27)	1,076	14,300	27	927	13,400
	Preferred Member Units	(9)	—	640	262	7,260	640	—	7,900
	Preferred Member Units	(9)	—	40	—	380	40	—	420
Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	540	182	3,720	540	—	4,260
	Member Units	(8)	—	2,010	400	8,330	2,010	—	10,340
I-45 SLF LLC	Member Units	(8)	—	(953)	2,515	15,627	800	953	15,474
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	8	—	78	—	78
	Member Units	(8)	—	(10)	—	2,060	—	10	2,050
OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	537	5,743	539	—	6,282
	10% PIK Secured Debt	(8)	—	—	4	53	4	—	57
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	1,140	11,908	98	650	11,356
	Preferred Stock	(9)	—	1,210	—	340	1,210	—	1,550
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12% Secured Debt	(8)	—	—	—	250	—	—	250
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(310)	—	1,040	—	310	730
SI East, LLC	10.25% Current, Secured Debt	(7)	—	293	2,800	34,885	365	2,287	32,963
	Preferred Member Units	(7)	—	1,340	273	6,000	1,340	—	7,340
Slick Innovations, LLC	14% Current, Secured Debt	(6)	—	—	760	6,959	66	1,280	5,745
	Warrants	(6)	—	109	—	181	109	—	290
	Member Units	(6)	—	380	—	700	380	—	1,080
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	22	194	2,969	22	23	2,968
	Preferred Stock	(6)	—	(3,550)	512	7,413	511	3,550	4,374
	Preferred Stock	(6)	—	398	247	1,637	645	—	2,282
	Preferred Stock	(6)	—	1,118	14	—	1,889	—	1,889
	Preferred Stock	(6)	—	—	459	3,038	459	—	3,497
	Common Stock	(6)	—	(1,420)	—	1,420	—	1,420	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(60)	195	950	195	60	1,085
	Member Units	(8)	—	(1,340)	—	2,330	—	1,340	990
Volusion, LLC	11.5% Secured Debt	(8)	—	(418)	2,330	18,407	1,546	418	19,535
	8% Unsecured Convertible Debt	(8)	—	(118)	23	297	112	118	291
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(1,320)	—	1,890	—	1,320	570
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(415)	1,030	19,439	—	—	—
Total Affiliate investments			$(602)	$3,131	$25,426	$359,890	$41,784	$43,488	$338,747

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $243,750. This represented 15.9% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $51,768. This represented 3.4% of net assets as of September 30, 2019.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $23,280. This represented 1.5% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $55,369. This represented 3.6% of net assets as of September 30, 2019.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $29,955. This represented 2.0% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $64,197. This represented 4.2% of net assets as of September 30, 2019.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $413,244. This represented 27.0% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $123,369. This represented 8.1% of net assets as of September 30, 2019.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2019 for control investments located in this region was $314,337. This represented 20.5% of net assets as of September 30, 2019. The fair value as of September 30, 2019 for affiliate investments located in this region was $44,044. This represented 2.9% of net assets as of September 30, 2019.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of September 30, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies’ business and operations, liquidity and access to capital; and such other factors referenced in Item 1A entitled “Risk Factors” below in Part 2 of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part 2 of each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020 and August 7, 2020, respectively, and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM portfolio. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

MSCC was formed in March 2007 to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”), Main Street Capital II, LP (“MSC II”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF and MSC II, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the SEC to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.

MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

MSCC has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended September 30, 2020, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, has been negatively impacted by the economic effects of COVID-19 through the first nine months of 2020. In addition, our net asset value as of September 30, 2020 decreased as compared to our net asset value as of December 31, 2019, primarily due to the unrealized depreciation of our Investment Portfolio caused by the immediate adverse economic effects of the COVID-19 pandemic and uncertainty regarding the extent and duration of its impact, as well as the negative impact of the pandemic on our net investment income and net realized losses in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and remaining SBIC debenture capacity, and from December 31, 2019 to September 30, 2020, our total liquidity improved from $495.5 million to $559.3 million. As of September 30, 2020, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of September 30, 2020.

Neither our management nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the rapidly evolving situation and guidance from U.S. and international authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $20 million. Our private loan (“Private Loan”) portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

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

Our Private Loan portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Our other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income Fund, Inc. (“HMS Income”). Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities.

The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2020
	LMM(a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	68
Fair value	$1,228.1	$441.3	$743.7
Cost	$1,063.6	$515.5	$823.0
% of portfolio at cost - debt	66.2%	94.4%	93.8%
% of portfolio at cost - equity	33.8%	5.6%	6.2%
% of debt investments at cost secured by first priority lien	97.1%	92.3%	95.8%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.6%
Average EBITDA (c)	$5.0	$110.5	$54.2

(a)	At September 30, 2020, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 41%.

(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
% of portfolio at cost - debt	65.9%	94.8%	94.6%
% of portfolio at cost - equity	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield (b)	11.8%	8.6%	9.5%
Average EBITDA (c)	$5.1	$85.0	$57.8

(a)	At December 31, 2019, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

As of September 30, 2020, we had Other Portfolio investments in twelve companies, collectively totaling approximately $100.5 million in fair value and approximately $126.2 million in cost basis and which comprised approximately 3.9% of our Investment Portfolio (as defined in “Critical Accounting Policies—Basis of Presentation” below) at fair value. As of December 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio at fair value.

As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2020, there was no cost basis in this investment and the investment had a fair value of approximately $71.1 million, which comprised approximately 2.8% of our Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of our Investment Portfolio at fair value.

Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as they are wholly owned subsidiaries of MSCC.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended September 30, 2020 and 2019, and 1.4% for the year ended December 31, 2019.

During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which is the investment advisor to HMS Income, a non-listed BDC, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager is entitled to 50% of the base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with HMS Income. During the three months ended September 30, 2020 and 2019, the External Investment Manager earned $2.3 million and $2.7 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended September 30, 2020, compared to $0.2 million earned in the three months ended September 30, 2019. During the nine months ended September 30, 2020, the External Investment Manager earned $7.2 million in base management fee income and no incentive fees compared to $8.4 million of base management fees and $1.6 million in incentive fees for the comparable period in 2019 under the sub-advisory agreement with HMS Adviser.

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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). For each of the periods presented herein, our consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and the investment in the External Investment Manager. Our results of operations for the three and nine months ended September 30, 2020 and 2019, cash flows for the nine months ended September 30, 2020 and 2019, and financial position as of September 30, 2020 and December 31, 2019, are presented on a consolidated basis. The effects of all intercompany transactions between us and our consolidated subsidiaries have been eliminated in consolidation.

Our accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). Under ASC 946, we are precluded from consolidating other entities in which we have equity investments, including those in which we have a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if we hold a controlling interest in an operating company that provides all or substantially all of its services directly to us or to any of our portfolio companies. Accordingly, as noted above, our consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. We have determined that none of our portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, our Investment Portfolio is carried on the consolidated balance sheet at fair value with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2020 and December 31, 2019, our Investment Portfolio valued at fair value represented approximately 97% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of September 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2020 and 2019, (i) approximately 3.7% and 1.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2020 and 2019, (i) approximately 2.4% and 1.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.9% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

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

We have also adopted Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, we have elected to account for forfeitures as they occur.

Income Taxes

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio investments for us. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with us for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in our consolidated financial statements.

The External Investment Manager is an indirect wholly owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.

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

Our Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with HMS Income. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $1.9 million and $1.7 million, respectively. Our total expenses for the nine months ended September 30, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $5.3 and $5.0 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2020 and 2019, the total contribution to our net investment income was $2.2 million and $2.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the total contribution to our net investment income was $6.7 million and $8.9 million, respectively.

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2020	December 31, 2019
First lien debt	77.9%	78.2%
Equity	17.8%	17.2%
Second lien debt	3.0%	3.5%
Equity warrants	0.5%	0.6%
Other	0.8%	0.5%
	100.0%	100.0%

Fair Value:	September 30, 2020	December 31, 2019
First lien debt	71.0%	70.1%
Equity	25.1%	26.0%
Second lien debt	2.8%	3.0%
Equity warrants	0.3%	0.4%
Other	0.8%	0.5%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors—Risks Related to Our Investments” contained in our Form 10-K for the fiscal year ended December 31, 2019 and “Risk Factors” below in this Quarterly Report on Form 10-Q and in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of September 30, 2020, our total Investment Portfolio had twelve investments on non-accrual status, which comprised approximately 2.6% of its fair value and 7.1% of its cost. As of December 31, 2019, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and September 30, 2019

	Three Months Ended
	September 30,		Net Change
	2020	2019	Amount	%

	(dollars in thousands)
Total investment income	$51,954	$60,068	$(8,114)	(14)%
Total expenses	(21,492)	(21,056)	(436)	2%
Net investment income	30,462	39,012	(8,550)	(22)%
Net realized loss from investments	(13,874)	(5,876)	(7,998)	136%
Net unrealized appreciation (depreciation) from:
Portfolio investments	63,114	(2,927)	66,041	NM
SBIC debentures	—	(319)	319	NM
Total net unrealized appreciation	63,114	(3,246)	66,360	NM
Income tax benefit (provision)	(1,507)	4,012	(5,519)	NM
Net increase in net assets resulting from operations	$78,195	$33,902	$44,293	131%

	Three Months Ended
	September 30,		Net Change
	2020	2019	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$30,462	$39,012	$(8,550)	(22)%
Share‑based compensation expense	2,561	2,572	(11)	NM
Distributable net investment income(a)	$33,023	$41,584	$(8,561)	(21)%
Net investment income per share—Basic and diluted	$0.46	$0.62	$(0.16)	(26)%
Distributable net investment income per share—Basic and diluted(a)	$0.50	$0.66	$(0.16)	(24)%

NM	Not Meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the three months ended September 30, 2020 was $52.0 million, a 14% decrease from the $60.1 million of total investment income for the corresponding period of 2019. This comparable period decrease was principally attributable to (i) a $4.4 million decrease in dividend income from Investment Portfolio equity investments, primarily resulting from the negative impacts of the COVID-19 pandemic and, specifically, on certain of our portfolio companies’ operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic’s effects and (ii) a $4.1 million decrease in interest income, which was primarily due to lower floating interest rates on investment portfolio debt investments based upon the decline in the London Interbank Offered Rate (“LIBOR”). These decreases were partially offset by a $0.3 million increase in fee income. The $8.1 million decrease in total investment income in the three months ended September 30, 2020 includes the impact of a $1.3 million decrease from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring.

Expenses

Total expenses for the three months ended September 30, 2020 increased to $21.5 million from $21.1 million for the corresponding period of 2019. This increase in operating expenses was principally attributable to (i) a $0.7 million increase in compensation expense and (ii) a $0.4 million increase in general and administrative expense, partially offset by (i) a $0.4 million decrease in interest expense and (ii) a $0.2 million increase in expenses allocated to the External Investment Manager. The increase in compensation expense is primarily related to a $0.4 million increase in expense as a result of the change in the fair value of our deferred compensation plan assets.

Net Investment Income

Net investment income for the three months ended September 30, 2020 decreased 22% to $30.5 million, or $0.46 per share, compared to net investment income of $39.0 million, or $0.62 per share, for the corresponding period of 2019. The decrease in net investment income was principally attributable to the decrease in total investment income, as discussed above. The decline in net investment income per share is primarily attributable to the decrease in total investment income, as well as, the 4.5% increase in weighted average shares outstanding to 66.1 million for the three months ended September 30, 2020, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The decline in net investment income per share includes the impacts of (i) a decrease of $0.02 per share due to the decrease in investment income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, and (ii) a decrease of $0.01 per share due to the increase in compensation expense as a result of the increase in the fair value of the deferred compensation plan assets during the third quarter of 2020.

Distributable Net Investment Income

Distributable net investment income for the three months ended September 30, 2020 decreased 21% to $33.0 million, or $0.50 per share, compared with $41.6 million, or $0.66 per share, in the corresponding period of 2019. The decline in distributable net investment income was primarily due to the decreased level of total investment income, as discussed above. The decline in distributable net investment income per share is primarily attributable to the decrease in total investment income, as well as, a greater number of average shares outstanding compared to the corresponding period in 2019, also as described above. The decline in distributable net investment income per share includes the impacts of (i) the decrease in investment income from accelerated prepayment, repricing and other income activity considered non-recurring and (ii) the increase in compensation expense as a result of the increase in the fair value of the deferred compensation plan assets during the third quarter of 2020, as discussed above.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended September 30, 2020 was $78.2 million, or $1.18 per share, compared with $33.9 million, or $0.54 per share, during the three months ended September 30, 2019. This $44.3 million increase from the prior year’s comparable period was primarily the result of a $66.0 million improvement in net unrealized appreciation (depreciation) from portfolio investments, including the impact of accounting reversals relating to realized gains/income (losses), with these increases partially offset by (i) an $8.6 million decrease in net investment income, as discussed above, (ii) an $8.0 million increase in net realized loss from investments and (iii) a $5.5 million increase in income tax provision. The $13.9 million net realized loss on investments for the three months ended September 30, 2020 was primarily the result of (i) a $12.6 million realized loss resulting from the full exit of three Middle Market investments and (ii) a $4.7 million realized loss resulting from the restructure of one Middle Market investment, partially offset by a $4.0 million realized gain  from the partial exit of one LMM investment.

The following table provides a summary of the total net unrealized appreciation of $63.1 million for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(5.1)	$18.8	$0.7	$0.0		$14.4
Net unrealized appreciation relating to portfolio investments	13.9	13.0	16.9	4.9	(b)	48.7
Total net unrealized appreciation relating to portfolio investments	$8.8	$31.8	$17.6	$4.9		$63.1

(a)	LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
(b)	MM includes unrealized appreciation on 31 MM portfolio investments and unrealized depreciation on 8 MM portfolio investments.
(c)	PL includes unrealized appreciation on 42 PL portfolio investments and unrealized depreciation on 14 PL portfolio investments.
(d)	Other includes (i) $2.5 million of net unrealized appreciation relating to the Other Portfolio, (ii) $2.0 million of unrealized appreciation relating to the External Investment Manager, and (iii) $0.4 million of unrealized appreciation relating to deferred compensation plan assets.

The income tax provision for the three months ended September 30, 2020 of $1.5 million principally consisted of a current tax provision of $1.2 million, related to a $0.8 million provision for current U.S. federal and state income taxes, as well as a $0.4 million provision for excise tax on our estimated undistributed taxable income and a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

	Nine months ended
	September 30,		Net Change
	2020	2019	Amount	%

	(dollars in thousands)
Total investment income	$160,109	$182,724	$(22,615)	(12)%
Total expenses	(61,809)	(64,605)	2,796	(4)%
Net investment income	98,300	118,119	(19,819)	(17)%
Net realized loss from investments	(44,323)	(14,163)	(30,160)	NM
Net realized loss on extinguishment of debt	(534)	(5,689)	5,155	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	(118,030)	13,154	(131,184)	NM
SBIC debentures	460	4,625	(4,165)	NM
Total net unrealized appreciation	(117,570)	17,779	(135,349)	NM
Income tax benefit (provision)	14,253	(2,491)	16,744	NM
Net increase in net assets resulting from operations	$(49,874)	$113,555	$(163,429)	NM

	Nine months ended
	September 30,		Net Change
	2020	2019	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$98,300	$118,119	$(19,819)	(17)%
Share‑based compensation expense	8,215	7,279	936	13%
Distributable net investment income(a)	$106,515	$125,398	$(18,883)	(15)%
Net investment income per share—Basic and diluted	$1.50	$1.88	$(0.38)	(20)%
Distributable net investment income per share—Basic and diluted(a)	$1.63	$2.00	$(0.37)	(19)%

NM	Not Meaningful
(b)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the nine months ended September 30, 2020 was $160.1 million, a 12% decrease from the $182.7 million of total investment income for the corresponding period of 2019. This comparable period decrease was principally attributable to (i) a $13.8 million decrease in dividend income from Investment Portfolio equity investments, partially attributable to the current negative impacts of the COVID-19 pandemic on certain of our portfolio companies’ operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic’s effects and (ii) a $12.1 million decrease in interest income, primarily due to a decline in floating interest rates on investment portfolio debt investments due to a decline in LIBOR. These decreases were partially offset by a $3.3 million increase in fee income. The $22.6 million decrease in total investment income in the nine months ended September 30, 2020 includes the positive impact of a $1.3 million increase from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring.

Expenses

Total expenses for the nine months ended September 30, 2020 decreased to $61.8 million from $64.6 million in the corresponding period of 2019. This decrease in operating expenses was principally attributable to a $3.6 million decrease in compensation expense, partially offset by a $0.9 million increase in share-based compensation expense. The decrease in compensation expense is primarily related to a $4.1 million decrease in cash incentive compensation accruals.

Net Investment Income

Net investment income for the nine months ended September 30, 2020 decreased 17% to $98.3 million, or $1.50 per share, compared to net investment income of $118.1 million, or $1.88 per share, for the corresponding period of 2019. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above. The decrease in net investment income per share reflects these changes, as well as the 4.2% increase in weighted average shares outstanding to 65.3 million for the nine months ended September 30, 2020, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The decline in net investment income on a per share basis includes the impacts of (i) an increase of $0.02 per share due to the increase in investment income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, and (ii) an increase of $0.01 per share due to the decrease in compensation expense as a result of the decrease in the fair value of the deferred compensation plan assets.

Distributable Net Investment Income

Distributable net investment income for the nine months ended September 30, 2020 decreased 15% to $106.5 million, or $1.63 per share, compared with $125.4 million, or $2.00 per share, in the corresponding period of 2019. The decline in distributable net investment income was primarily due to the decreased level of total investment income, partially offset by lower operating expenses, both as discussed above. The decline in distributable net investment income on a per share basis for the nine months ended September 30, 2020 also reflects a greater number of average shares outstanding compared to the corresponding period in 2019, as described above. The decline in distributable net investment income on a per share basis includes the impacts of (i) the increase in investment income from accelerated prepayment, repricing and other income activity considered non-recurring and (ii) the decrease in compensation expense as a result of the decrease in the fair value of the deferred compensation plan assets, as discussed above.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2020 was $(49.9) million, or $(0.76) per share, compared with $113.6 million, or $1.81 per share, during the nine months ended September 30, 2019. This $163.4 million decrease from the prior year’s comparable period was primarily the result of (i) a $131.2 million decrease in net unrealized appreciation (depreciation) from portfolio investments, primarily caused by the adverse economic effects of the COVID-19 pandemic, (ii) a $30.2 million increase in net realized loss from investments and (iii) a $19.8 million decrease in net investment income, as discussed above. These decreases were partially offset by (i) a $16.7 million benefit from the change in income tax benefit (provision) and (ii) a $1.0 million improvement in the net impact from the extinguishment of debt. The $44.3 million net realized loss on investments for the nine months ended September 30, 2020 was primarily the result of (i) the $15.8 million net realized loss from the full exit of three and partial exit of three LMM investments, (ii) the $22.5 million realized loss from the exit of six Middle Market investment, and (iii) the $4.7 million realized loss from the restructure of one Middle Market investment.

The following table provides a summary of the total net unrealized depreciation of $117.6 million for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods	$7.9	$27.0	$3.3	$0.0		$38.2
due to net realized (gains / income) losses recognized during the current period	(48.0)	(51.1)	(39.8)	(17.4)	(d)	(156.3)
Net unrealized depreciation relating to portfolio investments	$(40.1)	$(24.1)	$(36.5)	$(17.4)		$(118.1)

Unrealized appreciation relating to SBIC debentures (e)						0.5
Total net unrealized depreciation						$(117.6)

(a)	LMM includes unrealized appreciation on 27 LMM portfolio investments and unrealized depreciation on 37 LMM portfolio investments.
(b)	MM includes unrealized appreciation on 9 MM portfolio investments and unrealized depreciation on 38 MM portfolio investments.

(c)	PL includes unrealized appreciation on 9 PL portfolio investments and unrealized depreciation on 52 PL portfolio investments.
(d)	Other includes (i) $14.1 million of net unrealized depreciation relating to the Other Portfolio and (ii) $3.4 million of unrealized depreciation relating to the External Investment Manager.
(e)	Relates to unrealized depreciation on the SBIC debentures previously issued by MSC II which were accounted for on a fair value basis.

The income tax benefit for the nine months ended September 30, 2020 of $14.3 million principally consisted of a deferred tax benefit of $15.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $1.4 million related to a $1.1 million provision for excise tax on our estimated undistributed taxable income and a $0.3 million provision for current U.S. federal and state income taxes.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the nine months ended September 30, 2020, we experienced a net decrease in cash and cash equivalents in the amount of $28.1 million, which is the net result of $28.3 million of cash used in our operating activities and $0.2 million of cash provided by our financing activities.

The $28.3 million of cash used in our operating activities resulted primarily from cash uses totaling $414.6 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2019, partially offset by (i) cash proceeds totaling $276.3 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $95.1 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $14.9 million related to changes in other assets and liabilities.

The $0.2 million of cash provided by our financing activities principally consisted of (i) $125.0 million in proceeds from the follow-on issuance of the 5.20% Notes in July 2020, (ii) $37.6 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (iii) $35.0 million in cash proceeds from the issuance of SBIC debentures and (iv) $1.0 million for debt issuance premiums, net of payments of deferred debt issuance costs, SBIC debenture fees and other costs, partially offset by (i) $107.7 million in cash dividends paid to stockholders, (ii) $47.0 million in net repayments from the Credit Facility, (iii) $42.0 million in repayment of SBIC debentures, and (iv) $1.8 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

Capital Resources

As of September 30, 2020, we had $27.1 million in cash and cash equivalents and $487.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of September 30, 2020, our net asset value totaled $1,423.2 million, or $21.52 per share.

The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $740.0 million from a diversified group of 18 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of September 30, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of September 30, 2020) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of September 30, 2020, we had $253.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.2% as of the most recent reset date of September 1, 2020 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $304.8 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2020 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 3.4%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2020, and the weighted-average remaining duration is approximately 5.5 years as of September 30, 2020. During the nine months ended September 30, 2020, Main Street issued $35.0 million of SBIC debentures and opportunistically prepaid $42.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2014, we issued $175.0 million in aggregate principal amount of 4.50% unsecured notes due 2019 (the “4.50% Notes due 2019”) at an issue price of 99.53%. The 4.50% Notes due 2019 bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. On December 2, 2019, we repaid the entire principal amount of the issued and outstanding 4.50% Notes due 2019, effective December 1, 2019 (the “Maturity Date”), at par value plus the accrued and unpaid interest thereon from June 1, 2019 through the Maturity Date.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes due 2022”) at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2020, the outstanding balance of the 4.50% Notes due 2022 was $185.0 million.

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. Also in July 2020, we issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%, for total net proceeds to us, resulting from the issue price and after underwriting discounts and estimated offering expenses payable by us, of approximately $127.3 million. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2020, the outstanding balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2020, we sold 1,154,937 shares of our common stock at a weighted-average price of $32.67 per share and raised $37.7 million of gross proceeds under the ATM Program. Net proceeds were $37.2 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2020, sales transactions representing 2,603 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of September 30, 2020, 7,204,213 shares remained available for sale under the ATM Program.

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

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. We have agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. We adopted this amendment in March 2020 and plan to apply the amendments in this update to account for contract modifications due to changes in reference rates. We continue to evaluate the impact that the amendments in this update will have on our consolidated financial statements and disclosures when applied.

In May 2020, the SEC published Release No. 33-10786 (the “Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. We adopted the rules adopted pursuant to the Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on our consolidated financial statements was not material.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2020, we had a total of $125.0 million in outstanding commitments comprised of (i) forty-three investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of September 30, 2020, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
SBIC debentures	$-	$40,000	$-	$16,000	$63,800	$185,000	$304,800
Interest due on SBIC debentures	-	9,726	8,719	8,464	7,016	20,303	54,228
4.50% Notes due 2022	-	-	185,000	-	-	-	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	8,325	-	-	-	20,813
5.20% Notes due 2024	-	-	-	-	450,000	-	450,000
Interest due on 5.20% Notes due 2024	11,700	23,400	23,400	23,400	11,700	-	93,600
Operating Lease Obligation (1)	191	776	790	804	818	2,610	5,989
Total	$16,054	$82,227	$226,234	$48,668	$533,334	$207,913	$1,114,430

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of September 30, 2020, we had $253.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms in “—Liquidity and Capital Resources—Capital Resources.”

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2020, we had a receivable of approximately $2.4 million due from the External Investment Manager, which included approximately $2.0 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion above in “—Critical Accounting Policies—Income Taxes”) and approximately $0.3 million of dividends declared but not paid by the External Investment Manager.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2020, $10.0 million of compensation and directors’ fees had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $5.0 million was deferred into phantom Main Street stock units, representing 152,633 shares of our common stock. Including phantom stock units issued through dividend reinvestment and net of any shares distributed, the phantom stock units outstanding as of September 30, 2020 represented 157,201 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

After successfully receiving the required approval of HMS Income’s stockholders, effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto (the “Closing”) whereby the External Investment Manager became the sole investment adviser and administrator to HMS Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and HMS Income (the “Advisory Agreement”) and HMS Income changed its name to MSC Income Fund, Inc.  The Advisory Agreement includes a 1.75% management fee, reduced from 2.00%, and the same incentive fee as under HMS Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously).

During November 2020, we declared regular monthly dividends of $0.205 per share for each month of January, February and March of 2021. These regular monthly dividends equal a total of $0.615 per share for the first quarter of 2021, unchanged from the regular monthly dividends paid in the first quarter of 2020. Including the regular monthly dividends declared for the fourth quarter of 2020 and first quarter of 2021, we will have paid $30.215 per share in cumulative dividends since our October 2007 initial public offering.

Also, during November 2020, we expanded the total commitments under the Credit Facility from $740.0 million to $780.0 million. The $40.0 million net increase in total commitments was the result of the addition of a new lender relationship, which further diversifies our lending group under the Credit Facility to a total of 19 participants. The recent increase in total commitments was executed under the accordion feature of the Credit Facility, which allows for an increase up to $800.0 million in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Relating to Our Business and Structure -The interest rates of our floating-rate loans to our portfolio companies and for any of our borrowings that extend beyond 2021 might be subject to change based on recent regulatory changes” included in our Form 10-K for the fiscal year ended December 31, 2019 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2020, approximately 72% of our debt investment portfolio (at cost) bore interest at floating rates, 84% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2020, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2020.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(974)	$392	$(582)	$(0.01)
(125)	(883)	392	(491)	(0.01)
(100)	(783)	392	(391)	(0.01)
(75)	(683)	392	(291)	—
(50)	(583)	392	(191)	—
(25)	(483)	392	(91)	—
25	626	(633)	(7)	—
50	1,280	(1,265)	15	—
75	1,965	(1,898)	67	—
100	4,581	(2,530)	2,051	0.03
125	7,712	(3,163)	4,549	0.07
150	11,029	(3,795)	7,234	0.11

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on February 28, 2020 and in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 that we filed with the SEC on May 8, 2020 and August 7, 2020, respectively, which could materially affect our business, financial condition or operating results.

There are no material changes to the risk factors as previously disclosed in these reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we issued 132,583 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2020 under the dividend reinvestment plan was approximately $4.1 million.

Upon vesting of restricted stock awarded pursuant to our employee equity compensation plan, shares may be withheld to meet applicable tax withholding requirements. Any withheld shares are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting (see “Purchase of vested stock for employee payroll tax withholding” in the consolidated statements of changes in net assets for share amounts withheld).

Item 5. Other Information

On November 4, 2020, Main Street Capital Corporation (“Main Street”) entered into that certain Supplement Agreement (the “Supplement”) to the Third Amended and Restated Credit Agreement, dated June 5, 2018, (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among Main Street, as borrower, Main Street Capital Partners, LLC, Main Street Equity Interests, Inc., Main Street CA Lending, LLC and MS International Holdings, Inc., as guarantors, Truist Bank (“Truist”) (f/k/a Branch Banking and Trust Company), Frost Bank, Royal Bank of Canada, Hancock Whitney Bank, ZB, N.A. dba Amegy Bank, Texas Capital Bank, N.A., Cadence Bank, N.A., Trustmark National Bank, BancorpSouth Bank, Comerica Bank, Raymond James Bank, N.A., BOKF, NA dba Bank of Texas, Woodforest National Bank, City National Bank, Veritex Community Bank, First National Bank of Pennsylvania, Mutual of Omaha Bank and First Financial Bank, N.A., collectively as lenders, and Truist, as administrative agent, to add Sumitomo Mitsui Banking Corporation as a lender and increase the total commitments under the Credit Agreement from $740.0 million to $780.0 million.

Truist, Royal Bank of Canada, Comerica Bank, Raymond James Bank, N.A. and the other lenders under the Credit Agreement, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for Main Street.

The above summary is not complete and is qualified in its entirety to the full text of the Credit Agreement as amended by the Supplement and related documents.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1

Investment Advisory and Administrative Services Agreement dated October 30, 2020 by and between MSC Income Fund, Inc. and MSC Adviser I, LLC (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 3, 2020 (File No. 41-33723)).

10.2	Supplement Agreement dated November 4, 2020.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: November 6, 2020	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ BRENT D. SMITH
Date: November 6, 2020	Brent D. Smith
Chief Financial Officer and Treasurer
(principal financial officer)
/s/ LANCE A. PARKER
Date: November 6, 2020	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)