Form 10-K
period 2020-12-31
Main Street Capital CORP
filed 2021-02-26
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ⌧   No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻   No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $1,948.5 million based upon the last sale price for the registrant’s common stock on that date.

The number of shares outstanding of the issuer’s common stock as of February 26, 2021 was 67,963,233.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants’ definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Comission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

MSCC was formed as a Maryland corporation in March 2007 to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the SEC to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.

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

CORPORATE INFORMATION

Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a Web site on the Internet at www.mainstcapital.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s Web site at www.sec.gov.

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

We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first or second lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

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

Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc., an externally managed, non-listed BDC formerly known as HMS Income Fund, Inc. (“MSC Income”) and its other investment advisory clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities.

Our portfolio investments are generally made through MSCC and the Funds. MSCC and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see “Regulation”). An investor’s return in MSCC will depend, in part, on the Funds’ investment returns as they are wholly owned subsidiaries of MSCC.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio (as defined below). For the years ended December 31, 2020 and 2019, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4%, respectively.

During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which was the investment advisor to MSC Income at the time to provide certain investment advisory services to HMS Adviser in exchange for 50% of the 2.0% annual base management fee and 20% incentive fee earned by HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. On October 30, 2020, after successfully receiving the required approval of the stockholders of MSC Income, we completed a transaction whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement (the "Advisory Agreement"). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee and a 20% incentive fee in exchange for providing investment advisory services to MSC Income.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with MS Private Loan Fund I, LP, a private investment fund with a strategy to invest in Private Loan portfolio investments (the “Private Loan Fund”), pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees.

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2020, 2019 and 2018, the total contribution of the External Investment Manager to our net investment income was $9.9 million, $11.7 million and $10.6 million, respectively. The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the year ended December 31, 2020, the External Investment Manager earned $10.7 million in base management fees and no incentive fees compared to $11.1 million of base management fees and $2.0 million in incentive fees in 2019 and $11.6 million of base management fees in 2018 for the investment advisory services provided related to MSC Income.

We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2020, 2019 and 2018 are net of expenses allocated to the External Investment Manager of $7.4 million, $6.7 million and $6.8 million, respectively.

In April 2014, we received an exemptive order from the SEC permitting co-investments by us and MSC Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. During December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, MSC Income and other funds advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with MSC Income and in the future intend to make co-investments with MSC Income, the Private Loan Fund and other funds advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, including MSC Income, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds advised by the External Investment Manager, including MSC Income and the Private Loan Fund, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors.

RECENT DEVELOPMENTS

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the offering of the 3.00% Notes, resulting from the public issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million.

During February 2021, we declared monthly dividends of $0.205 per share for each month of April, May and June of 2021. These monthly dividends equal a total of $0.615 per share for the second quarter of 2021, unchanged from the monthly dividends paid in the second quarter of 2020. Including the monthly dividends declared for the second quarter of 2021, we will have paid $30.830 per share in cumulative dividends since our October 2007 initial public offering.

BUSINESS STRATEGIES

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

●	Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution.
●	Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.
●	Leverage the Skills and Experience of Our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include seven certified public accountants and two Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
●	Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.

●	Capitalize on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.
●	Grow our Asset Management Business. Our asset management business provides us with a recurring source of income, additional income diversification from sources of income directly tied to invested capital and the opportunity for greater shareholder returns through the utilization of our existing investment expertise, strong historical track record and favorable reputation. We seek to grow our asset management business within our internally managed BDC structure in order to increase the value of this unique benefit to our stakeholders. We expect such growth to come organically through the expansion of the investment capital that we manage for third parties and the potential extension of our asset management business to new investment strategies, and potentially through mergers and acquisition activities.
●	Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor’s Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2017, 2019, 2020 and 2021.

INVESTMENT CRITERIA

Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:

●	Proven Management Team with Meaningful Equity Stake. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each LMM portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.
●	Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.
●	Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.
●	Exit Alternatives. We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

INVESTMENT PORTFOLIO

The “Investment Portfolio”, as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments, Other Portfolio investments, and our investment in the External Investment Manager. Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as “club deals.” Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”) plus a margin, and are typically subject to LIBOR floors.

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

INVESTMENT PROCESS

Our management team’s investment committee is responsible for all aspects of our investment processes. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, our Executive Chairman.

The investment processes for LMM and Middle Market portfolio investments are outlined below. The investment processes for Private Loan portfolio investments, from origination to close and to eventual exit, follow the processes for our LMM portfolio investments or our Middle Market portfolio investments as outlined below, or a combination thereof. Our investment strategy involves a “team” approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as-needed basis depending on transaction volume. We generally categorize our investment process into seven distinct stages:

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

Screening

During the screening process, if a transaction initially meets our investment criteria, we will perform preliminary due diligence, taking into consideration some or all of the following information:

●	a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;
●	a brief industry and market analysis;
●	direct industry expertise imported from other portfolio companies or investors;
●	preliminary qualitative analysis of the management team’s competencies and backgrounds;
●	potential investment structures and pricing terms; and
●	regulatory compliance.

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

Due Diligence

Due diligence on a proposed LMM investment is performed by a minimum of three of our investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance. Our LMM due diligence review includes some or all of the following:

●	site visits with management and key personnel;

●	detailed review of historical and projected financial statements;
●	operational reviews and analysis;
●	interviews with customers and suppliers;
●	detailed evaluation of company management, including background checks;
●	review of material contracts;
●	in-depth industry, market and strategy analysis;
●	regulatory compliance analysis; and
●	review by legal, environmental or other consultants, if applicable.

Due diligence on a proposed Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of two of our investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our Middle Market due diligence review includes some or all of the following:

●	detailed review of historical and projected financial statements;
●	in-depth industry, market, operational and strategy analysis;
●	regulatory compliance analysis; and
●	detailed review of the company’s management team and their capabilities.

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

Document and Close

Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:

●	company history and overview;
●	transaction overview, history and rationale, including an analysis of transaction strengths and risks;
●	analysis of key customers and suppliers and key contracts;
●	a working capital analysis;
●	an analysis of the company’s business strategy;
●	a management and key equity investor background check and assessment;

●	third-party accounting, legal, environmental or other due diligence findings;
●	investment structure and expected returns;
●	anticipated sources of repayment and potential exit strategies;
●	pro forma capitalization and ownership;
●	an analysis of historical financial results and key financial ratios;
●	sensitivities to management’s financial projections;
●	regulatory compliance analysis findings; and
●	detailed reconciliations of historical to pro forma results.

Upon completion of a satisfactory due diligence review of a proposed Middle Market portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:

●	company history and overview;
●	transaction overview, history and rationale, including an analysis of transaction strengths and risks;
●	analysis of key customers and suppliers;
●	an analysis of the company’s business strategy;
●	investment structure and expected returns;
●	anticipated sources of repayment and potential exit strategies;
●	pro forma capitalization and ownership;
●	regulatory compliance analysis findings; and
●	an analysis of historical financial results and key financial ratios.

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

We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

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

We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See “Note B.1. — Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

●	Our quarterly valuation process begins with each LMM and Private Loan portfolio company investment being initially valued by the investment team responsible for monitoring the portfolio investment;
●	The fair value determination for our Middle Market and Other Portfolio debt and equity investments and our investment in the External Investment Manager consists of unobservable and observable inputs which are initially reviewed by the investment professionals responsible for monitoring the portfolio investment;
●	Preliminary valuation conclusions are then reviewed by and discussed with senior management, and the investment team considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by senior management;
●	A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for our LMM and Private Loan portfolio companies;
●	The Audit Committee of our Board of Directors reviews management’s valuations, and the investment team and senior management consider and assess, as appropriate, any changes that may be required to management’s valuations to address any comments provided by the Audit Committee; and
●	The Board of Directors assesses the valuations and ultimately approves the fair value of each investment in our portfolio in good faith.

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

We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We face increasing competition for investment opportunities.”

HUMAN CAPITAL

Our employees are vital to our success as a principal investment firm. As a human-capital intensive business, the long-term success of our company depends on our people. We strive to attract, develop and retain our employees by offering unique employment opportunities, superior advancement and promotion opportunities, attractive compensation and benefit structures and a close-knit culture. The departure of our key investment and other personnel could cause our operating results to suffer.

Our LMM business segment depends heavily on the business owners and management teams of our portfolio companies and their respective employees, contractors and service providers. In our investment process for LMM portfolio investments, the analysis of these individuals is a critical part of our overall investment underwriting process and as a result we carefully review the qualifications and experience of the portfolio company’s business owners and management team and their employment practices. We strive to partner with business owners and management teams whose business practices reflect our core values.

We strive to recruit talented and driven individuals who share our values. We have competitive programs dedicated to attracting and retaining new talent and enhancing the skills of our employees. Our recruiting efforts utilize strong relationships with a variety of sources from which we recruit. Among other opportunities, we offer selected students investment analyst internships, which are expected to lead to permanent roles for high performing and high potential interns. Through our internship program, individuals who want to become investment analysts have the opportunity to see the full investment process from origination to closing, as well as post-closing portfolio management activities. We routinely recruit from within, promoting current employees who have shown the technical ability, attitude, interest and the initiative to take on greater responsibility.

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. We also offer formal and informal training and mentorship programs that provide employees with access to senior level executives. Through our annual goal setting and performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We also maintain a Women’s Initiative that provides employees with opportunities to network internally at MSCC and externally with other women in the financial services industry. Our employees have access to several programs designed to enable our employees to balance work, family and family-related situations including flexible working arrangements and parental leave for birth and adoption placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, our company and our communities.

We seek to maintain a close-knit culture, which we believe is an important factor in employee retention, which is reinforced by our Community Building Committee. Our Community Building Committee, which is composed of a substantial cross section of employees across our organization, develops programs and initiatives that promote an open and inclusive atmosphere and encourage employee outreach with our community, in each case based upon feedback received from our employees. Recent initiatives generated by our Community Building Committee include a volunteer time-off program, a matching donation policy and partnerships with local charitable organizations. We encourage you to visit our website for more information about charitable organizations receiving our ongoing support. Nothing on our website, however, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

We monitor and evaluate various turnover and attrition metrics throughout our management team. Our annualized voluntary turnover is relatively low, a record which we attribute to our strong corporate culture, commitment to career development and attractive compensation and benefit programs.

In addition to our normal prioritization of the health and safety of our employees, during 2020, to address the specific safety and health matters of our workforce in response to the COVID-19 pandemic, we implemented the following, among other steps:

●	Temporarily closing our offices and establishing new safety protocols and procedures;
●	Maintaining regular communication regarding the impacts of the pandemic on our team members and operations;

●	Developing and distributing return-to-office guidelines to ensure the safe return of employees to our office;
●	Providing daily temperature checks and symptom screening and requiring those who are infected or exposed to the virus to quarantine in accordance with public health guidelines;
●	Enhanced cleaning protocols;
●	Establishing physical distancing procedures, modifying workspaces, and providing personal protective equipment and cleaning supplies for employees working onsite; and
●	Creating and refining protocols to address actual and suspected COVID-19 cases and potential exposure of our employees and our business partners.

As of December 31, 2020, we had approximately 76 employees, 48 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All of our employees are located in our Houston, Texas office.

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

Managerial Assistance to Portfolio Companies

As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled “— Qualifying Assets.” In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.

Senior Securities

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Debt Financing,” including, without limitation, “— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

We have previously received an exemptive order from the SEC to exclude debt securities issued by MSMF and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to Main Street. The exemptive order provides for the exclusion of all debt securities issued by the Funds, including the $309.8 million of outstanding debt as of December 31, 2020, issued pursuant to the SBIC program. This exemptive order provides us with expanded capacity and flexibility in obtaining future sources of capital for our investment and operational objectives.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2020 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s Web site at http://www.sec.gov.

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

The Funds are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBA. The SBA, as a creditor, will have a superior claim to the Funds’ assets over our securities holders in the event the Funds are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the Funds upon an event of default.

We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. See “Risk Factors — Risks Relating to Our Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million or have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in certain prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital, as defined by the SBA, in any one portfolio company and its affiliates.

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

The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2020, we, through the Funds, had $309.8 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 3.4%.

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

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange (“NYSE”) has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

Investment Adviser Regulations

The External Investment Manager, which is wholly owned by us, is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The External Investment Manager may be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a Regulated Investment Company

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the

“Annual Distribution Requirement”). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

We are subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax on the excess of 98% of our annual investment company taxable income and 98.2% of our capital gain net income over our distributions for the year.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with Main Street for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes and is an indirect wholly owned subsidiary of MSCC, owned through a Taxable Subsidiary. The External Investment Manager is owned by a Taxable Subsidiary in order to comply with the 90% Income Test, since the External Investment Manager’s income would likely not consist of income derived from securities, such as dividends and interest, and as result, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. As a result of its ownership by a Taxable Subsidiary, the External Investment Manager is a disregarded entity for tax purposes. The External Investment Manager has also entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury (“Treasury”) regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

Risks Relating to Economic Conditions

●	Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

Risks Relating to our Business and Structure

●	Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
●	Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.
●	We face increasing competition for investment opportunities.
●	We are dependent upon our key investment personnel for our future success.

●	Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

Risks Relating to our Investment Management Activities

●	Our executive officers and employees, through the External Investment Manager, may manage other investment funds, including MSC Income, that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.
●	We, through the External Investment Manager, derive revenues from managing third party funds pursuant to management agreements that may be terminated pursuant to the terms of such agreements or requirements under the 1940 Act.

Risks Related to BDCs and SBICs

●	Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
●	Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
●	The Funds are licensed by the SBA, and therefore subject to SBIC regulations.

Risks Related to our Investments

●	Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
●	The lack of liquidity in our investments may adversely affect our business.
●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
●	Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
●	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
●	Changes in interest rates may affect our cost of capital, net investment income and value of our investments.

Risks Related to Our Debt Financing

●	Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	All of our assets are subject to security interests under our secured Credit Facility or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the Credit Facility or with respect to our SBA guaranteed debentures or under the Notes, we may suffer adverse consequences, including foreclosure on our assets.

Risks Relating to our Securities

●	Investing in our securities may involve a high degree of risk.
●	Shares of closed end investment companies, including BDCs, may trade at a discount to their net asset value.
●	The market price of our securities may be volatile and fluctuate significantly.
●	Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
●	Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
●	The Notes are unsecured and therefore effectively subordinated to any current or future secured indebtedness, including indebtedness under the Credit Facility.
●	The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
●	The indentures under which the Notes were issued contain limited protection for holders of the Notes.
●	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Federal Income Tax Risks

●	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

●	We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.
●	Because we intend to distribute substantially all of our taxable income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

RISKS RELATING TO ECONOMIC CONDITIONS

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

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

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our financial results, including investment income received from our investments and the underlying value of those investments. We may need to restructure our investments in certain portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal or the life of our investment or reduce the amount or extend the time of payment of interest or dividends, among other things. In addition, if an investment included in the borrowing base for our multi-year revolving, secured credit facility (the “Credit Facility”) is deemed to have a material impairment or loss, or if we modify the terms of an investment included in the borrowing base for the Credit Facility, it may reduce the value of the borrowing base, which may have a material adverse effect on our available liquidity, results of operations and financial condition. In addition, any decreases in our net investment income would impact the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility, any unsecured notes or other debt we have outstanding and funding the dividends paid to our stockholders. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies' operations and our operating results, any future dividends to our stockholders may be for amounts less than our historical dividends, may be paid less frequently than historical practices and may also include return of capital.

The 1940 Act generally prohibits us, as a BDC, from incurring indebtedness unless immediately after such borrowing we have an asset coverage, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met). In addition, the Credit Facility and the indentures governing our outstanding unsecured notes contain similar limitations or covenants requiring our compliance with the 1940 Act asset coverage requirements, and the Credit Facility also contains other affirmative and negative covenants. A continued significant decrease in the value of our Investment Portfolio, resulting in significant reductions of our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of us not meeting the required asset coverage requirement under the 1940 Act or breaching covenants under the Credit Facility or under the indentures governing our outstanding unsecured notes. Any such result could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay dividends to our stockholders and attributes thereof.

We are currently operating in a period of capital markets disruption and economic uncertainty. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Additionally, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness, as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.

These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and the Audit Committee of our Board of Directors with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, which are reviewed by the Audit Committee with the oversight, review and approval of our Board of Directors. See “Note B.1. — Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

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

We face increasing competition for investment opportunities.

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

We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Vincent D. Foster, Jesse E. Morris, K. Colton Braud, III, Damian T. Burke, Nicholas T. Meserve and Samuel A. Cashiola, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

We anticipate that, depending on market conditions and the amount of the capital, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we may invest the capital primarily in marketable securities and idle funds investments, which generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments and may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. Most of the debt investments that meet our investment criteria are, or would be if rated, below investment grade quality. Indebtedness of below investment grade quality, which is often referred to as “junk,” is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. As a result, any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering or from exiting an investment or other capital are invested in new securities meeting our investment objective, the market price for our securities may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants, each of the Funds’ compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

RISKS RELATED TO OUR INVESTMENT MANAGEMENT ACTIVITIES

Our executive officers and employees, through the External Investment Manager, may manage other investment funds, including MSC Income, that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.

Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees, including the Private Loan Fund. Accordingly, they may have obligations to, or pecuniary interests in, such other entities, and the fulfillment of such obligations may not be in the best interests of us or our stockholders and may create conflicts of interest. During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, to provide certain investment advisory services to HMS Adviser in connection with its role as investment adviser to MSC Income (then HMS Income Fund, Inc.) in exchange for 50% of the 2.0% base management fee and 20% incentive fee earned by HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. On October 30, 2020, after successfully receiving the required approval of the stockholders of MSC Income, we completed a transaction whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to the Advisory Agreement. Under the Advisory Agreement, the External Investment Manager earns a 1.75% base management fee and a 20% incentive fee in exchange for providing investment advisory services to MSC Income.

The investment advisory relationship requires us to commit resources to achieving MSC Income’s investment objective, while such resources would otherwise be solely devoted to achieving our investment objective. Our investment objective and investment strategies are very similar to those of MSC Income and it is likely that an investment appropriate for us or MSC Income would be appropriate for the other entity. As a result, we and MSC Income requested an exemptive order from the SEC permitting co-investments by us and MSC Income in certain negotiated transactions where our co-investing would otherwise be prohibited under the 1940 Act. The SEC granted the exemptive order in April 2014, and in December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, MSC Income and other funds advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with MSC Income and in the future intend to make co-investments with MSC Income, the Private Loan Fund and other funds advised by the External Investment Manager in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, including MSC Income, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the exemptive order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and other funds and accounts managed by the External Investment Manager, including MSC Income and the Private Loan Fund. Because the External Investment Manager may receive performance-based fee compensation from MSC Income and any other funds and accounts it manages, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to MSC Income and any other funds and accounts the External Invesment Manager manages, including the Priate Loan Fund, instead of us. We and the External Investment Manager have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated pursuant to the terms of such agreements or requirements under the 1940 Act.

The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed, including MSC Income and the Private Loan Fund. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the management agreement in certain circumstances. With respect to funds that are not exempt from regulation under the 1940 Act, the fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of any such management agreements would reduce the fees we earn from the relevant funds through the External Investment Manager, which could have a material adverse effect on our results of operations. Currently, MSC Income, an investment company that has elected to be regulated as a BDC under the 1940 Act, is subject to these provisions of the 1940 Act.

RISKS RELATED TO BDCs and SBICs

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

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles managed by the External Investment Manager. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

●	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our asset coverage test under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
●	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.
●	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
●	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
●	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
●	Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including the SBA-guaranteed debentures issued by the Funds.

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2020 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See “Risk Factors – Risks Relating to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Previously enacted legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of the members of our Board of Directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. See “Risk Factors — Risks Relating to Our Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us” for a discussion of the risks associated with leverage.

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

Further, the SBIC regulations require, among other things, that a licensed SBIC be periodically examined by the SBA and audited by an independent auditor, in each case to determine the SBIC’s compliance with the relevant SBIC regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the Funds fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.

Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:

●	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
●	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
●	generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
●	for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

●	original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
●	original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

The lack of liquidity in our investments may adversely affect our business.

We generally invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.”

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

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

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

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

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Although, on November 30, 2020, Intercontinental Exchange, Inc.

(“ICE”) announced that it will consider extending the LIBOR transition deadline to June 30, 2023, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. As such, the potential effect of a LIBOR phase out on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

Changes in interest rates may affect our cost of capital, net investment income and value of our investments.

Some of our debt investments will bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of the investment. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

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

RISKS RELATING TO OUR DEBT FINANCING

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders. We may also borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources” for a discussion regarding our outstanding indebtedness. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

As of December 31, 2020, we, through the Funds, had $309.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted-average annualized interest cost of approximately 3.4%. The debentures guaranteed by the SBA have a maturity of ten years, with a current weighted-average remaining maturity of 5.4 years as of December 31, 2020, and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

In addition, as of December 31, 2020, we had $269.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of the most recent reset date for the period ended December 31, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of December 31, 2020) plus 0.875%), as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. If we are unable to meet the financial obligations under the Credit Facility, the Credit Facility lending group will have a superior claim to the assets of MSCC and its subsidiaries (excluding the assets of the Funds) over our stockholders in the event we liquidate or the lending group exercises its remedies under the Credit Facility as the result of a default by us.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due 2022 (the “4.50% Notes”) at an issue price of 99.16%. As of December 31, 2020, the outstanding balance of the 4.50% Notes was $185.0 million. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes mature on December 1, 2022, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due 2024 (the “5.20% Notes”) at an issue price of 99.125%. In December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. In July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. As of December 31, 2020, the outstanding balance of the 5.20% Notes was $450.0 million. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes mature on May 1, 2024, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due 2026 (the “3.00% Notes” and, together with the 4.50% Notes and the 5.20% Notes, the “Notes”) at an issue price of 99.004%. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes mature on July 14, 2026, and may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions if redeemed prior to June 14, 2026.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(21.5)%	(12.4)%	(3.2)%	5.9%	15.1%

(1)

Assumes, as of December 31, 2020, $2,769.4 million in total assets, $1,213.8 million in debt outstanding, $1,514.8 million in net assets, and a weighted-average interest rate of 4.0%. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total assets of at least 1.8%.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by issuing debentures guaranteed by the SBA through the Funds, by borrowing from banks or insurance companies or by issuing other debt securities and there can be no assurance that such additional leverage can in fact be achieved.

All of our assets are subject to security interests under our secured Credit Facility or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the Credit Facility or with respect to our SBA-guaranteed debentures, or under the Notes, we may suffer adverse consequences, including foreclosure on our assets.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including with respect to the Credit Facility and the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or the required holders of the Notes or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Credit Facility, the Notes and our other debt. If we breach our covenants under the Credit Facility or under the indentures governing the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under the Credit Facility, the Notes or other debt, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, and the indentures governing the Notes have customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

RISKS RELATING TO OUR SECURITIES

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See “Risk Factors — Risks Relating to Our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion related to us issuing shares of our common stock below net asset value.

The market price of our securities may be volatile and fluctuate significantly.

Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, BDCs or SBICs;
●	the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;
●	inability to obtain any exemptive relief that may be required by us in the future from the SEC;
●	loss of our BDC or RIC status or any of the Funds’ status as an SBIC;
●	changes in our earnings or variations in our operating results;
●	changes in the value of our portfolio of investments;
●	any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
●	loss of a major funding source;
●	fluctuations in interest rates;
●	the operating performance of companies comparable to us;
●	departure of our key personnel;
●	proposed, or completed, offerings of our securities, including classes other than our common stock;
●	global or national credit market changes; and
●	general economic trends and other external factors.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2020 annual meeting of stockholders because our common stock price per share had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2020, we had $269.0 million outstanding under the Credit Facility out of $780.0 million in commitments. The indebtedness under the Credit Facility is senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Main Street Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. In addition, several of our subsidiaries, specifically the Funds, maintain significant indebtedness and as a result the Notes are structurally subordinated to the indebtedness of these subsidiaries. For example, as of December 31, 2020, the Funds had collectively issued $309.8 million of the current regulatory maximum of $350.0 million of SBA-guaranteed debentures, which are included in our consolidated financial statements. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more detail on the SBA-guaranteed debentures.

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

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings. The Notes are currently rated by Standard & Poor’s Ratings Services (“S&P”). There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. In this regard, in March 2020, in connection with the onset of the COVID-19 pandemic, S&P downgraded our long-term issuer rating to "BBB–" with an

"Outlook Stable." Further downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

The indentures under which the Notes were issued contain limited protection for holders of the Notes.

The indentures under which the Notes were issued offer limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect, in each case, to any exemptive relief granted to us by the SEC (currently, this provision generally prohibits us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowings);
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

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

We may not be able to repurchase the Notes upon certain change in control events described in the indentures under which the Notes were issued (each, a “Change of Control Repurchase Event”) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indentures governing the Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

As of December 31, 2020, we had approximately $1,213.8 million of principal indebtedness, including $269.0 million outstanding under the Credit Facility, $309.8 million outstanding from SBA-guaranteed debentures, $185.0 million of the 4.50% Notes and $450.0 million of the 5.20% Notes outstanding. Any default under the agreements governing our indebtedness, including a default under the Credit Facility, under the Notes or under other indebtedness to which we may be a party that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

FEDERAL INCOME TAX RISKS

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

●	The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Business — Regulation — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
●	The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”

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

We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or

PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2020, (i) approximately 2.8% of our total investment income was attributable to PIK income not paid currently in cash, (ii) approximately 0.3% of our total investment income was attributable to amortization of original issue discount, (iii) approximately 0.8% of our total investment income was attributable to cumulative dividend income not paid currently in cash, and (iv) approximately 2.3% of our total investment income was attributable to amortization of market discount on loans purchased in the secondary market at a discount.

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

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Each of the Funds, as an SBIC, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including taxable income from certain of our subsidiaries, which includes the income from the Funds. We will be partially dependent on the Funds for cash distributions to enable us to meet the RIC distribution requirements. The Funds may be limited by SBIC regulations from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for the Funds to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if the Funds are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

GENERAL RISK FACTORS

Deterioration in the economy and financial markets could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

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

Although we have been able to secure access to additional liquidity, including through our Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2020 annual meeting of stockholders because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, tornadoes and hurricanes;
●	disease pandemics;
●	events arising from local or larger scale political or social matters, including terrorist acts; and
●	cyber attacks, including software viruses, ransomware, malware and phishing and vishing schemes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MAIN.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock as reported on the NYSE, and the sales price as a percentage of the net asset value per share of our common stock.

					Premium
				Premium of	(Discount) of
				High Sales	Low Sales
		Price Range		Price to	Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2021
First Quarter (through February 25, 2021)	*	$36.92	$31.35	*	*
Year ending December 31, 2020
Fourth Quarter	$22.35	$32.59	$27.39	46%	23%
Third Quarter	21.52	33.01	28.66	53%	33%
Second Quarter	20.85	35.82	17.34	72%	(17)%
First Quarter	20.73	45.00	15.74	117%	(24)%
Year ending December 31, 2019
Fourth Quarter	$23.91	$43.68	$41.27	83%	73%
Third Quarter	24.20	44.34	40.90	83%	69%
Second Quarter	24.17	41.80	37.49	73%	55%
First Quarter	24.41	39.21	33.99	61%	39%

(1)	Net asset value per share, or NAV, is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period. Net asset value has not yet been determined for the first quarter of 2021.
(2)	Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.

On February 25, 2021, the last sale price of our common stock on the NYSE was $35.70 per share, and there were approximately 428 holders of record of the common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The net asset value per share of our common stock on December 31, 2020 was $22.35, and the premium of the February 25, 2021 closing price of our common stock was 60% to this net asset value per share.

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

DIVIDEND/DISTRIBUTION POLICY

We currently intend to distribute dividends or make distributions to our stockholders out of assets legally available for distribution. Our dividends and other distributions, if any, will be determined by our Board of Directors from time to time. Our ability to declare dividends depends on our earnings, our overall financial condition (including our liquidity position), maintenance of our RIC status and such other factors as our Board of Directors may deem relevant from time to time. When we make distributions, we are required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital (a distribution of the stockholders' invested capital), investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.

We have adopted a dividend reinvestment and direct stock purchase plan (the “Plan”). The dividend reinvestment feature of the Plan (the “DRIP”) provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Our DRIP is administered by our transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar dividend reinvestment plan for their clients.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2020, we issued a total of 517,796 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2020 was approximately $16.2 million.

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

STOCK PERFORMANCE GRAPH

The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2020 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)

Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW

Regional Bank Index, and the Main Street Peer Group(2)

(For the Period October 5, 2007 to December 31, 2020)

TOTAL RETURN PERFORMANCE SINCE IPO

$880
$840
$800
$760
$720
$680
$640
$600
$560
$520
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
$0
10/2007
01/2008
04/2008
07/2008
10/2008
01/2009
04/2009
07/2009
10/2009
01/2010
04/2010
07/2010
10/2010
01/2011
04/2011
07/2011
10/2011
01/2012
04/2012
07/2012
10/2012
01/2013
04/2013
07/2013
10/2013
01/2014
04/2014
07/2014
10/2014
01/2015
04/2015
07/2015
10/2015
01/2016
04/2016
07/2016
10/2016
01/2017
04/2017
07/2017
10/2017
01/2018
04/2018
07/2018
10/2018
01/2019
04/2019
07/2019
10/2019
01/2020
04/2020
07/2020
10/2020
MAIN (565.80%)
Main Street Peer Group (424.79%)
S&P 500 (221.77%)
Russell 2000 (186.31%)
KBW Regional Bank Index (2.42%)

(1)	Total return includes reinvestment of dividends through December 31, 2020.
(2)	The Main Street Peer Group is composed of Apollo Investment Corp., Ares Capital Corporation, Barings BDC, Inc., Blackrock Capital Investment Corp., Crescent Capital BDC Inc, TCG BDC, Inc, Capital Southwest Corporation, Fidus Investment Corporation, FS KKR Capital Corp., Gladstone Investment Corporation, Golub Capital BDC, Inc., Goldman Sachs BDC, Inc., Hercules Capital Inc., Monroe Capital Corporation, Newtek Business Services Corp., New Mountain Finance Corporation, Oaktree Strategic Income Corp., Oaktree Specialty Lending Corp., OFS Capital Corporation, PennantPark Floating Rate Capital Ltd., PennantPark Investment Corp., Prospect Capital Corporation, Saratoga Investment Corp., Stellus Capital Investment Corp., Solar Capital Ltd., Solar Senior Capital Ltd, BlackRock TCP Capital Corp., Triplepoint Venture Growth BDC Corp., Sixth Street Specialty Lending, Inc., and WhiteHorse Finance, Inc.

Item 6. Selected Financial Data

The selected financial and other data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our consolidated financial statements. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share amounts)
Statement of operations data:
Investment income:
Total interest, fee and dividend income	$222,614	$243,373	$233,355	$205,741	$178,165
Interest from idle funds and other	—	—	—	—	174
Total investment income	222,614	243,373	233,355	205,741	178,339
Expenses:
Interest	(49,587)	(50,258)	(43,493)	(36,479)	(33,630)
Compensation	(18,981)	(19,792)	(18,966)	(18,560)	(16,408)
General and administrative	(12,702)	(12,546)	(11,868)	(11,674)	(9,284)
Share‑based compensation	(10,828)	(10,083)	(9,151)	(10,027)	(8,304)
Expenses allocated to the External Investment Manager	7,429	6,672	6,768	6,370	5,089
Total expenses	(84,669)	(86,007)	(76,710)	(70,370)	(62,537)
Net investment income	137,945	157,366	156,645	135,371	115,802
Total net realized gain (loss) from investments	(115,947)	(15,112)	1,341	16,182	29,389
Realized loss on extinguishment of debt	(534)	(5,689)	(2,896)	(5,217)	—
Total net unrealized appreciation (depreciation) from investments	(6,082)	(10,204)	17,981	42,545	(6,576)
Total net unrealized appreciation (depreciation) from SBIC debentures	460	4,450	1,294	6,212	(943)
Income tax benefit (provision)	13,541	(1,242)	(6,152)	(24,471)	1,227
Net increase in net assets resulting from operations attributable to common stock	$29,383	$129,569	$168,213	$170,622	$138,899
Net investment income per share — basic and diluted	$2.10	$2.50	$2.60	$2.39	$2.23
Net increase in net assets resulting from operations attributable to common stock per share — basic and diluted	$0.45	$2.06	$2.80	$3.01	$2.67
Weighted‑average shares outstanding — basic and diluted	65,705,963	62,960,591	60,176,843	56,691,913	52,025,002

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$2,684,866	$2,602,324	$2,453,909	$2,171,305	$1,996,906
Cash and cash equivalents	31,919	55,246	54,181	51,528	24,480
Interest receivable and other assets	49,761	50,458	40,875	38,725	37,123
Deferred financing costs, net of accumulated amortization	2,818	3,521	4,461	3,837	12,645
Deferred tax asset, net	—	—	—	—	9,125
Total assets	$2,769,364	$2,711,549	$2,553,426	$2,265,395	$2,080,279
Liabilities and net assets:
Credit facility	$269,000	$300,000	$301,000	$64,000	$343,000
SBIC debentures at fair value(1)	303,972	306,188	338,186	288,483	239,603
5.20% Notes due 2024	451,817	324,595	—	—	—
4.50% Notes due 2022	183,836	183,229	182,622	182,015	—
4.50% Notes due 2019	—	—	174,338	173,616	175,000
6.125% Notes	—	—	—	89,057	90,655
Accounts payable and other liabilities	20,833	24,532	17,962	20,168	14,205
Payable for securities purchased	—	—	28,254	40,716	2,184
Interest payable	8,658	7,292	6,041	5,273	4,103
Dividend payable	13,889	13,174	11,948	11,146	10,048
Deferred tax liability, net	2,592	16,149	17,026	10,553	—
Total liabilities	1,254,597	1,175,159	1,077,377	885,027	878,798
Total net assets	1,514,767	1,536,390	1,476,049	1,380,368	1,201,481
Total liabilities and net assets	$2,769,364	$2,711,549	$2,553,426	$2,265,395	$2,080,279
Other data:
Weighted‑average effective yield on LMM debt investments(2),(3)	11.6%	11.8%	12.3%	12.0%	12.5%
Number of LMM portfolio companies	70	69	69	70	73
Weighted‑average effective yield on Middle Market debt investments(2),(3)	7.9%	8.6%	9.6%	9.0%	8.5%
Number of Middle Market portfolio companies	42	51	56	62	78
Weighted‑average effective yield on Private Loan debt investments(2),(3)	8.7%	9.5%	10.4%	9.2%	9.6%
Number of Private Loan portfolio companies	63	65	59	54	46
Expense ratios (as percentage of average net assets):
Total expenses, including income tax expense	5.0%	5.7%	5.7%	7.4%	5.5%
Operating expenses	5.9%	5.7%	5.3%	5.5%	5.6%
Operating expenses, excluding interest expense	2.4%	2.4%	2.3%	2.6%	2.6%
Total investment return(4)	(19.1)%	36.9%	(8.3)%	16.0%	37.4%
Total return based on change in NAV(5)	1.9%	8.8%	12.2%	14.2%	13.0%

(1)	SBIC debentures for December 31, 2020, 2019, 2018, 2017 and 2016 are $309,800, $311,800, $345,800, $298,800 and $240,000 at par, respectively.

(2)	Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes amortization of deferred debt origination fees and accretion of original issue discount, but excludes liquidation fees payable upon repayment and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect any debt investments on non-accrual status, our expenses or any sales load paid by an investor. For information on our investments on non-accrual status, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Asset Quality”.
(3)	Including investments on non-accrual status, the weighted-average effective yield for LMM, Middle Market, and Private Loan debt investments was 10.4%, 7.9%, and 8.4%, respectively, as of December 31, 2020.
(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return is based on change in net asset value and was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

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

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended December 31, 2020, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of COVID-19 in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and remaining SBIC debenture capacity, and from December 31, 2019 to December 31, 2020, our total liquidity improved from $495.5 million to $583.1 million. As of December 31, 2020, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of December 31, 2020.

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

INVESTMENT PORTFOLIO ACTIVITY

The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	63
Fair value	$1,285.5	$445.6	$740.4
Cost	$1,104.6	$488.9	$769.0
Debt investments as a % of portfolio (at cost)	65.8%	93.0%	93.8%
Equity investments as a % of portfolio (at cost)	34.2%	7.0%	6.2%
% of debt investments at cost secured by first priority lien	98.1%	92.4%	95.4%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.7%
Average EBITDA (c)	$5.3	$76.5	$58.1

(a)	At December 31, 2020, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
Debt investments as a % of portfolio (at cost)	65.9%	94.8%	94.6%
Equity investments as a % of portfolio (at cost)	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield (b)	11.8%	8.6%	9.5%
Average EBITDA (c)	$5.1	$85.0	$57.8

(a)	At December 31, 2019, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

As of December 31, 2020, we had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% of our Investment Portfolio at fair value. As of December 31, 2019, we had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of our Investment Portfolio at fair value.

As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2020, there was $29.5 million in cost basis in this investment and the investment had a fair value of approximately $116.8 million, which comprised approximately 4.3% of our Investment

Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of our Investment Portfolio at fair value.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B to the consolidated financial statements included in “Item 8.– Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2020 and 2019, our Investment Portfolio valued at fair value represented approximately 97% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2020 and 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.9.—Income Taxes” in the notes to consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2020, 2019, and 2018, (i) approximately 2.8%, 2.0% and 1.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8%, 1.0% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2020	December 31, 2019
First lien debt	77.0%	78.2%
Equity	19.0%	17.2%
Second lien debt	2.7%	3.5%
Equity warrants	0.5%	0.6%
Other	0.8%	0.5%
	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
First lien debt	70.0%	70.1%
Equity	26.4%	26.0%
Second lien debt	2.4%	3.0%
Equity warrants	0.4%	0.4%
Other	0.8%	0.5%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors — Risks Related to Our Investments” for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of December 31, 2020, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost. As of December 31, 2019, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2020 and 2019. The comparison of, and changes between, the fiscal years ended December 31, 2019 and 2018 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.

Comparison of the years ended December 31, 2020 and 2019

	Year Ended
	December 31,		Net Change
	2020	2019	Amount	%

	(dollars in thousands)
Total investment income	$222,614	$243,373	$(20,759)	(9)%
Total expenses	(84,669)	(86,007)	1,338	(2)%
Net investment income	137,945	157,366	(19,421)	(12)%
Net realized loss from investments	(115,947)	(15,112)	(100,835)	NM
Net realized loss on extinguishment of debt	(534)	(5,689)	5,155	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	(6,082)	(10,204)	4,122	NM
SBIC debentures	460	4,450	(3,990)	NM
Total net unrealized appreciation (depreciation)	(5,622)	(5,754)	132	NM
Income tax benefit (provision)	13,541	(1,242)	14,783	NM
Net increase (decrease) in net assets resulting from operations	$29,383	$129,569	$(100,186)	NM

	Year Ended
	December 31,		Net Change
	2020	2019	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$137,945	$157,366	$(19,421)	(12)%
Share‑based compensation expense	10,828	10,083	745	7%
Distributable net investment income(a)	$148,773	$167,449	$(18,676)	(11)%
Net investment income per share—Basic and diluted	$2.10	$2.50	$(0.40)	(16)%
Distributable net investment income per share—Basic and diluted(a)	$2.26	$2.66	$(0.40)	(15)%

NM	Not Meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the year ended December 31, 2020 was $222.6 million, a 9% decrease from the $243.4 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest Income	$173,676	$187,381	$(13,705)	(7)%	(a)
Dividend Income	36,373	49,782	(13,409)	(27)%	(b)
Fee Income	12,565	6,210	6,355	102%	(c)
Total Investment Income	$222,614	$243,373	$(20,759)	(9)%	(d)

(a)	The decrease in interest income was primarily due to lower floating interest rates on investment portfolio debt investments based upon the decline in the London Interbank Offered Rate (“LIBOR”) and an increase in the level non-accrual investments, partially offset by a $2.5 million increase resulting from increased prepayment, repricing and other activities considered less consistent or non-recurring involving existing Investment Portfolio debt investments.
(b)	The decrease in dividend income was primarily the result of the negative impacts of the COVID-19 pandemic on certain of our portfolio companies’ operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic’s effects.
(c)	The increase in fee income was primarily due to (i) a $4.6 million increase in fees from origination of debt investments resulting from higher new investment activity and (ii) a $1.7 million increase in fees from repayment and refinancing activity on existing portfolio investments.
(d)	The decrease in total investment income includes the impact of a $4.2 million increase from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring, which incorporates the $2.5 million increase in interest income from prepayment, repricing and other activities and the $1.7 million increase in fee income from repayment and repricing activity, both as described above.

Expenses

Total expenses for the year ended December 31, 2020 decreased to $84.7 million from $86.0 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2020	2019	Amount	%

	(dollars in thousands)
Employee Compensation Expenses	$18,197	$18,896	$(700)	(4)%	(a)
Deferred Compensation Plan Expense	784	896	(112)	(12)%
Total Compensation Expense	18,981	19,792	(811)	(4)%
G&A Expense	12,702	12,546	156	1%
Interest Expense	49,587	50,258	(671)	(1)%
Share Based Compensation Expense	10,828	10,083	745	7%
Gross Expenses	92,098	92,679	(581)	(1)%
Allocation of Expenses to the External Investment Manager	(7,429)	(6,672)	(757)	11%	(b)
Total Expenses	$84,669	$86,007	$(1,338)	(2)%

(a)	The decrease in employee compensation expenses was primarily due to a decline in incentive compensation, partially offset by an increase in base compensation expense.
(b)	The increase in expenses allocated to the External Investment Manager was generally attributable to expenses incurred in connection with the transaction by with the External Investment Manager became the sole investment manager to MSC Income.

Net Investment Income

Net investment income for the year ended December 31, 2020 decreased 12% to $137.9 million, or $2.10 per share, compared to net investment income of $157.4 million, or $2.50 per share, for the prior year. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above. The decrease in net investment income per share reflects these changes, as well as the 4.4% increase in weighted average shares outstanding to 65.7 million for the year ended December 31, 2020, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The decline in net investment income on a per share basis includes the impacts of an increase of $0.06 per share due to the increase in investment income from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring, as discussed above.

Distributable Net Investment Income

Distributable net investment income for the year ended December 31, 2020 decreased 11% to $148.8 million, or $2.26 per share, compared with $167.4 million, or $2.66 per share, in the prior year. The decline in distributable net investment income was primarily due to the decreased level of total investment income, partially offset by lower operating expenses, both as discussed above. The decline in distributable net investment income on a per share basis for the year ended December 31, 2020 also reflects a greater number of average shares outstanding compared to the prior year and the impacts of the increase in investment income from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $115.9 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$(5,937)	5	$(12,880)	5	$-	-	$(18,817)	10
Middle Market Portfolio	(22,503)	6	-	-	(30,594)	4	(53,097)	10
Private Loan Portfolio	(29,075)	2	-	-	(14,914)	2	(43,989)	4

Total Net Realized Gain/(Loss)	$(57,514)	13	$(12,880)	5	$(45,509)	6	$(115,903)	24

The following table provides a summary of the primary components of the total net realized loss on investments of $15.1 million for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments

	(dollars in thousands)
LMM Portfolio	$13,788	4	$-	-	$-	-	$13,788	4
Middle Market Portfolio	(12,216)	2	(7,012)	1	(9,880)	2	(29,107)	5
Private Loan Portfolio	616	4	-	-	-	-	616	4

Total Net Realized Gain/(Loss)	$2,189	10	$(7,012)	1	$(9,880)	2	$(14,703)	13

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized depreciation of $5.6 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$11.0	$50.0	$48.4	$0.0		$109.4
Net unrealized depreciation relating to portfolio investments	(34.7)	(43.1)	(34.6)	(3.0)	(d)	(115.5)
Total net unrealized depreciation relating to portfolio investments	$(23.7)	$6.9	$13.7	$(3.0)		$(6.1)

Unrealized appreciation relating to SBIC debentures (e)						0.5
Total net unrealized depreciation						$(5.6)

(a)	Includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 34 LMM portfolio investments.
(b)	Includes unrealized appreciation on 16 Middle Market portfolio investments and unrealized depreciation on 33 Middle Market portfolio investments.
(c)	Includes unrealized appreciation on 20 Private Loan portfolio investments and unrealized depreciation on 41 Private Loan portfolio investments.
(d)	Includes $16.5 million of net unrealized depreciation relating to the Other Portfolio, partially offset primarily by $12.7 million of unrealized appreciation relating to the External Investment Manager.
(e)	Relates to unrealized depreciation on the SBIC debentures previously issued by MSC II, which were accounted for on a fair value basis.

The following table provides a summary of the total net unrealized depreciation of $5.8 million for the year ended December 31, 2019:

	Year Ended December 31, 2019
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(14.0)	$23.6	$(2.3)	$0.1		$7.4
Net unrealized appreciation (depreciation) relating to portfolio investments	14.5	(42.0)	4.3	5.6	(d)	(17.6)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$0.5	$(18.4)	$2.0	$5.7		$(10.2)

Unrealized appreciation relating to SBIC debentures(e)						4.4
Total net unrealized depreciation						$(5.8)

(a)	Includes unrealized appreciation on 33 LMM portfolio investments and unrealized depreciation on 27 LMM portfolio investments.
(b)	Includes unrealized appreciation on 22 Middle Market portfolio investments and unrealized depreciation on 37 Middle Market portfolio investments.
(c)	Includes unrealized appreciation on 42 Private Loan portfolio investments and unrealized depreciation on 21 Private Loan portfolio investments.
(d)

Includes (i) $8.8 million of unrealized appreciation relating to the External Investment Manager and (ii) $0.9 million of unrealized appreciation relating to the investment assets in the Main Street Capital Corporation Deferred Compensation Plan (see “Related Party Transactions” below), partially offset by $4.0 million of net unrealized depreciation relating to the Other Portfolio.

(e)

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

Income Tax Benefit (Provision)

The income tax benefit for the year ended December 31, 2020 of $13.5 million principally consisted of a deferred tax benefit of $14.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.5 million related to a $1.6 million provision for excise tax on our estimated undistributed taxable income and a $1.1 million benefit for current U.S. federal and state income taxes.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the year ended December 31, 2020 was $29.4 million, or $0.45 per share, compared with $129.6 million, or $2.06 per share, during the year ended December 31, 2019. The tables above provide a summary of the reasons for the change in Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the year ended December 31, 2020, we experienced a net decrease in cash and cash equivalents in the amount of $23.3 million, which is the net result of $54.1 million of cash used in our operating activities and $30.8 million of cash provided by our financing activities.

The $54.1 million of cash used in our operating activities resulted primarily from cash uses totaling $669.0 million for the funding of new and follow-on portfolio company investments, including the transaction pursuant to which the External Investment Manager became the sole investment adviser to MSC Income, and settlement of accruals for portfolio investments existing as of December 31, 2019, partially offset by (i) cash proceeds totaling $478.0 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $131.5 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $5.4 million related to changes in other assets and liabilities.

The $30.8 million of cash provided by our financing activities principally consisted of (i) $125.0 million in proceeds from the follow-on issuance of the 5.20% Notes in July 2020, (ii) $84.4 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (iii) $40.0 million in cash proceeds from the issuance of SBIC debentures and (iv) $0.7 million for debt issuance premiums, net of payments of deferred debt issuance costs, SBIC debenture fees and other costs, partially offset by (i) $144.5 million in cash dividends paid to stockholders, (ii) $31.0 million in net repayments from the Credit Facility, (iii) $42.0 million in repayment of SBIC debentures, and (iv) $1.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

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

Capital Resources

As of December 31, 2020, we had $31.9 million in cash and cash equivalents and $511.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of December 31, 2020, our net asset value totaled $1,514.8 million, or $22.35 per share.

The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $780.0 million from a diversified group of 19 lenders. The Credit Facility matures in September 2023 and contains an accordion feature, which allows us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility bear interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of the most recent reset date for the period ended December 31, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of December 31, 2020) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of December 31, 2020, we had $269.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $309.8 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2020 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 3.4%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2021, and the weighted-average remaining duration is approximately 5.4 years as of December 31, 2020. During the year ended December 31, 2020, Main Street issued $40.0 million of SBIC debentures and prepaid $42.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of the 4.50% Notes at an issue price of 99.16%. The 4.50% Notes are scheduled to mature on December 1, 2022 and are unsecured obligations and rank pari passu with our current and future unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2020, the outstanding balance of the 4.50% Notes was $185.0 million.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture.

In April 2019, we issued $250.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674% of par, resulting in net proceeds to us of approximately $127.3 million after underwriting discounts and estimated offering expenses payable by us. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019, all of which are scheduled to mature on May 1, 2024. The aggregate net proceeds from the

5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2020, the outstanding balance of the 5.20% Notes was $450.0 million.

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

During the year ended December 31, 2020, we sold 2,645,778 shares of our common stock at a weighted-average price of $32.10 per share and raised $84.9 million of gross proceeds under the ATM Program. Net proceeds were $83.8 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2020, sales transactions representing 87,179 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of December 31, 2020, 5,713,372 shares remained available for sale under the ATM Program.

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

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13 to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2020, we had a total of $137.1 million in outstanding commitments comprised of (i) forty-three investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of December 31, 2020, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 5.20% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
SBIC debentures	$40,000	$-	$16,000	$63,800	$-	$190,000	$309,800
Interest due on SBIC debentures	9,766	8,784	8,530	7,082	5,859	14,869	54,890
4.50% Notes due 2022	-	185,000	-	-	-	-	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	-	-	-	-	16,650
5.20% Notes due 2024	-	-	-	450,000	-	-	450,000
Interest due on 5.20% Notes due 2024	23,400	23,400	23,400	11,700	-	-	81,900
Operating Lease Obligation (1)	776	790	804	818	832	1,779	5,799
Total	$82,267	$226,299	$48,734	$533,400	$6,691	$206,648	$1,104,039

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of December 31, 2020, we had $269.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is currently scheduled to mature in September 2023. The Credit Facility contains two, one-year extension options which could extend the maturity to September 2025, subject to lender approval. See further discussion of the Credit Facility terms above in “—Liquidity and Capital Resources—Capital Resources.”

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2020, we had a receivable of approximately $3.5 million due from the External Investment Manager, which included approximately $2.4 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K) and approximately $1.1 million of dividends declared but not paid by the External Investment Manager. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients. See Note A.1 and Note D to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information regarding the External Investment Manager.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2020, $11.9 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan).  Of this amount, $5.2 million had been deferred into phantom Main Street stock units, representing 160,352 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which we generally refer to as “Private Loan” investments. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of our officers and employees (and certain of their immediate family members) made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interest in the Private Loan Fund.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023. Additionally, we have provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing.

Recent Developments

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million.

During February 2021, we declared monthly dividends of $0.205 per share for each month of April, May and June 2021. These monthly dividends equal a total of $0.615 per share for the second quarter of 2021, unchanged from the monthly dividends paid in the second quarter of 2020. Including the monthly dividends declared for the second quarter of 2021, we will have paid $30.830 per share in cumulative dividends since our October 2007 initial public offering.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.” and “Risk Factors — Risks Relating to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments.” for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2020, approximately 71% of our debt investment portfolio (at cost) bore interest at floating rates, 87% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, and the outstanding Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2020, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2020.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(397)	$416	$19	$—
(125)	(397)	416	19	—
(100)	(388)	416	28	—
(75)	(380)	416	36	—
(50)	(371)	416	45	—
(25)	(363)	416	53	—
25	477	(673)	(196)	—
50	985	(1,345)	(360)	(0.01)
75	1,647	(2,018)	(371)	(0.01)
100	4,009	(2,690)	1,319	0.02
125	6,845	(3,363)	3,482	0.05
150	10,024	(4,035)	5,989	0.09

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and the financial highlights for each of the five years in the period ended December 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2020 and 2019, by correspondence with custodians, portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Investments

As described further in Note C to the financial statements, the Company’s investments at fair value were $2,684,866 thousand at December 31, 2020 and were measured using significant unobservable inputs and assumptions, categorized as Level 3 investments within the fair value hierarchy. Investment values are generally based on prices or valuation techniques, such as the income and market approach, that require inputs that are significant to the overall fair value measurement, and are observable in non-active markets or unobservable. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of investments as a critical audit matter.

The principal considerations for our determination that fair value of Level 3 investments are a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of auditor judgement and subjectivity, in addition to the use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over management’s process to determine investment fair value. Specifically, we identified and tested key attributes of management’s fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.
●	With the assistance of internal valuation specialists to evaluate and test management’s process to develop the valuation estimates or develop an independent expectation, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company’s reporting date were reasonable. Certain key inputs/assumptions tested by us for a sample of investments, included the following:
●	enterprise values,
●	weighted average cost of capital (“WACC”),
●	discount rates,
●	forecasted cash flows and long-term growth rates,
●	discount for lack of marketability,
●	market multiples,
●	weighting between valuation techniques,
●	risk adjusted discount factor,
●	percentage of expected principal recovery,
●	third party quotes, in conjunction with other inputs, and

●	third-party appraisals.
●	In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 26, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 26, 2021

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Investments at fair value:
Control investments (cost: $831,490 and $778,367 as of December 31, 2020 and December 31, 2019, respectively)	$1,113,725	$1,032,721
Affiliate investments (cost: $416,479 and $351,764 as of December 31, 2020 and December 31, 2019, respectively)	366,301	330,287
Non‑Control/Non‑Affiliate investments (cost: $1,268,740 and $1,297,587 as of December 31, 2020 and December 31, 2019, respectively)	1,204,840	1,239,316
Total investments (cost: $2,516,709 and $2,427,718 as of December 31, 2020 and December 31, 2019, respectively)	2,684,866	2,602,324
Cash and cash equivalents	31,919	55,246
Interest receivable and other assets	49,761	50,458
Deferred financing costs (net of accumulated amortization of $8,477 and $7,501 as of December 31, 2020 and December 31, 2019, respectively)	2,818	3,521
Total assets	$2,769,364	$2,711,549
LIABILITIES
Credit facility	$269,000	$300,000
SBIC debentures (par: $309,800 ($40,000 due within one year) and $311,800 as of December 31, 2020 and December 31, 2019, respectively)	303,972	306,188
5.20% Notes due 2024 (par: $450,000 and $325,000 as of December 31, 2020 and December 31, 2019, respectively)	451,817	324,595
4.50% Notes due 2022 (par: $185,000 as of both December 31, 2020 and December 31, 2019)	183,836	183,229
Accounts payable and other liabilities	20,833	24,532
Interest payable	8,658	7,292
Dividend payable	13,889	13,174
Deferred tax liability, net	2,592	16,149
Total liabilities	1,254,597	1,175,159
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 67,674,853 and 64,241,341 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	677	643
Additional paid‑in capital	1,615,940	1,512,435
Total undistributed (overdistributed) earnings	(101,850)	23,312
Total net assets	1,514,767	1,536,390
Total liabilities and net assets	$2,769,364	$2,711,549
NET ASSET VALUE PER SHARE	$22.35	$23.91

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2020	2019	2018
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$81,155	$92,414	$85,853
Affiliate investments	32,435	34,732	36,800
Non‑Control/Non‑Affiliate investments	109,024	116,227	110,702
Total investment income	222,614	243,373	233,355
EXPENSES:
Interest	(49,587)	(50,258)	(43,493)
Compensation	(18,981)	(19,792)	(18,966)
General and administrative	(12,702)	(12,546)	(11,868)
Share‑based compensation	(10,828)	(10,083)	(9,151)
Expenses allocated to the External Investment Manager	7,429	6,672	6,768
Total expenses	(84,669)	(86,007)	(76,710)
NET INVESTMENT INCOME	137,945	157,366	156,645
NET REALIZED GAIN (LOSS):
Control investments	(59,594)	4,797	4,681
Affiliate investments	2,203	(565)	20
Non‑Control/Non‑Affiliate investments	(58,556)	(19,344)	(3,360)
Realized loss on extinguishment of debt	(534)	(5,689)	(2,896)
Total net realized loss	(116,481)	(20,801)	(1,555)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	37,924	(980)	37,826
Affiliate investments	(29,038)	990	12,062
Non‑Control/Non‑Affiliate investments	(14,968)	(10,214)	(31,907)
SBIC debentures	460	4,450	1,294
Total net unrealized appreciation (depreciation)	(5,622)	(5,754)	19,275
INCOME TAXES:
Federal and state income, excise and other taxes	(590)	(3,546)	(319)
Deferred taxes	14,131	2,304	(5,833)
Income tax benefit (provision)	13,541	(1,242)	(6,152)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$29,383	$129,569	$168,213
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$2.10	$2.50	$2.60
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.45	$2.06	$2.80
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	65,705,963	62,960,591	60,176,843

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	Paid‑In	Undistributed	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2017	58,660,680	$586	$1,310,780	$69,002	$1,380,368
Public offering of common stock, net of offering costs	2,069,103	21	78,373	—	78,394
Share‑based compensation	—	—	9,151	—	9,151
Purchase of vested stock for employee payroll tax withholding	(109,693)	(1)	(4,076)	—	(4,077)
Dividend reinvestment	394,403	4	14,870	—	14,874
Amortization of directors’ deferred compensation	—	—	850	—	850
Issuance of restricted stock, net of forfeited shares	250,368	3	(3)	—	—
Dividends to stockholders	—	—	—	(171,724)	(171,724)
Net increase resulting from operations	—	—	—	168,213	168,213
Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	2,259,729	23	89,246	—	89,269
Share‑based compensation	—	—	10,083	—	10,083
Purchase of vested stock for employee payroll tax withholding	(103,730)	(1)	(3,941)	—	(3,942)
Dividend reinvestment	441,927	4	18,081	—	18,085
Amortization of directors’ deferred compensation	—	—	866	—	866
Issuance of restricted stock, net of forfeited shares	390,150	4	(4)	—	—
Dividends to stockholders	—	—	401	(183,990)	(183,589)
Reclassification for certain permanent book-to-tax differences			(12,242)	12,242	—
Net increase resulting from operations	—	—	—	129,569	129,569
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	2,662,777	27	84,354	—	84,381
Share‑based compensation	—	—	10,828	—	10,828
Purchase of vested stock for employee payroll tax withholding	(89,447)	(1)	(1,890)	—	(1,891)
Dividend reinvestment	517,796	4	16,230	—	16,234
Amortization of directors’ deferred compensation	—	—	853	—	853
Issuance of restricted stock, net of forfeited shares	417,969	4	(4)	—	—
Dividends to stockholders	—	—	385	(161,796)	(161,411)
Reclassification for certain permanent book-to-tax differences	—	—	(7,251)	7,251	—
Net increase resulting from operations	—	—	—	29,383	29,383
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended
	December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$29,383	$129,569	$168,213
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(669,007)	(664,062)	(962,456)
Proceeds from sales and repayments of debt investments in portfolio companies	443,573	439,363	626,059
Proceeds from sales and return of capital of equity investments in portfolio companies	34,439	38,536	77,103
Net unrealized (appreciation) depreciation	5,622	5,754	(19,275)
Net realized loss	116,481	20,801	1,555
Accretion of unearned income	(11,756)	(12,070)	(14,724)
Payment-in-kind interest	(6,225)	(5,018)	(2,304)
Cumulative dividends	(1,791)	(2,382)	(2,301)
Share-based compensation expense	10,828	10,083	9,151
Amortization of deferred financing costs	2,513	3,717	3,299
Deferred tax (benefit) provision	(14,131)	(2,304)	5,833
Changes in other assets and liabilities:
Interest receivable and other assets	4,599	(6,680)	(2,276)
Interest payable	1,366	1,251	768
Accounts payable and other liabilities	(2,846)	7,436	(1,356)
Deferred fees and other	2,868	2,172	3,645
Net cash used in operating activities	(54,084)	(33,834)	(109,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	84,381	89,269	78,394
Proceeds from public offering of 5.20% Notes due 2024	125,000	325,000	-
Dividends paid	(144,462)	(164,278)	(156,048)
Proceeds from issuance of SBIC debentures	40,000	-	54,000
Repayments of SBIC debentures	(42,000)	(34,000)	(4,000)
Redemption of 6.125% Notes	-	-	(90,655)
Redemption of 4.50% Notes due 2019	-	(175,000)	-
Proceeds from credit facility	399,000	639,000	632,000
Repayments on credit facility	(430,000)	(640,000)	(395,000)
Debt issuance premiums (costs), net	729	(1,150)	(2,895)
Purchases of vested stock for employee payroll tax withholding	(1,891)	(3,942)	(4,077)
Net cash provided by financing activities	30,757	34,899	111,719

Net increase (decrease) in cash and cash equivalents	(23,327)	1,065	2,653
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,246	54,181	51,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,919	$55,246	$54,181

Supplemental cash flow disclosures:
Interest paid	$45,582	$45,167	$39,300
Taxes paid	$3,136	$2,300	$5,112
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$5,240	$-
Non-cash financing activities:
Shares issued pursuant to the DRIP	$16,234	$18,085	$14,874

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt		13.00%	7/31/2022	$1,750	$1,715	$1,715
				Member Units	1,500				1,500	1,120
									3,215	2,835

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	5,155	4,874	4,874	(9)
				Preferred Member Units	3,200				3,200	3,200
				Warrants	420		8/16/2029		316	10	(27)
									8,390	8,084

ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt		5.00%	11/16/2021	4,982	4,824	3,347	(14)
				Preferred Member Units	3,725,862				3,726	-
									8,550	3,347

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt		7.00%	10/31/2024	343	343	343
				Member Units	37				1,584	1,584
									1,927	1,927

Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,225	27,225	(9)
				Class A Preferred Member Units		14.00%			10,194	10,194	(30)
				Class B Preferred Member Units	140,000				14,000	14,000	(30)
									51,419	51,419

Bond-Coat, Inc.		December 28, 2012	Casing and Tubing Coating Services
				Common Stock	57,508				6,350	2,040

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,556	8,513	8,513	(9)
				Preferred Member Units	2,950				4,280	5,850	(8)
									12,793	14,363

Bridge Capital Solutions Corporation		April 18, 2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt		13.00%	12/11/2024	8,813	8,403	8,403
				Warrants	82		7/25/2026		2,132	3,220	(27)
				Secured Debt		13.00%	12/11/2024	1,000	998	998	(30)
				Preferred Member Units	17,742				1,000	1,000	(8) (30)
									12,533	13,621

Café Brazil, LLC		April 20, 2004	Casual Restaurant Group
				Member Units	1,233				1,742	2,030	(8)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt		9.00% (L+8.00%, Floor 1.00%)	3/30/2023	8,100	8,014	8,043	(9)
			Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,854	27,789	(9)
			Preferred Member Units	6,725				8,255	8,255	(8)
			Preferred Member Units	6,157				10,775	6,241	(8)
								54,898	50,328

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	416				1,300	46,080	(8)

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	11,628	11,549	11,549	(9)
			Preferred Member Units	12,696				5,840	6,160
								17,389	17,709

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	15,212	15,136	15,212	(9)
			Member Units	4,347				11,440	28,070	(8)
			Member Units	1,047,146				1,322	1,270	(8) (30)
								27,898	44,552

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt		10.00% (8.67% Cash, 1.33% PIK)	1/31/2024	9,388	7,641	8,475	(19)
			Secured Debt		15.00%	6/5/2022	669	669	669
			Preferred Member Units	1,600				400	10,520	(8)
								8,710	19,664

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	10,880	10,853	10,853	(9)
			Member Units	717				7,280	8,610	(8)
			Secured Debt		10.00%	12/20/2036	1,111	1,100	1,100	(30)
			Member Units	800				210	530	(30)
								19,443	21,093

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units	100				2,179	1,624	(30)

Cody Pools, Inc.	March 6, 2020	Designer of Residential and Commercial Pools
			Secured Debt		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	14,216	14,092	14,216	(9)
			Preferred Member Units	587				8,317	14,940
								22,409	29,156

CompareNetworks Topco, LLC	January 29, 2019	Internet Publishing and Web Search Portals
			Secured Debt		12.00% (L+11.00%, Floor 1.00%)	1/29/2024	7,954	7,910	7,953	(9)
			Preferred Member Units	1,975				1,975	6,780	(8)
								9,885	14,733

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	38.8%				747	747	(31)

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		8.00%	5/31/2021	1,800	1,800	1,615	(14)
				Secured Debt		10.50% PIK	5/31/2021	12,507	12,475	10,531	(14) (19)
				Class A Preferred Member Units	-				1,294	-
				Class B Preferred Member Units	6,453				6,030	-
									21,599	12,146

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	18,173	18,077	18,077	(9)
				Preferred Member Units	3,857				9,501	9,835	(8)
									27,578	27,912

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	15,090	15,007	15,007	(9)
				Preferred Stock	8,400				8,400	19,380
									23,407	34,387

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	19,838	19,807	19,838	(9)
				Member Units	8,619				14,844	52,490	(8)
									34,651	72,328

Garreco, LLC		July 15, 2013	Manufacturer and Supplier of Dental Products
				Secured Debt		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	1/31/2021	4,519	4,519	4,519	(9)
				Member Units	1,200				1,200	1,410
									5,719	5,929

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		7.15% (L+7.00%)	12/31/2023	16,775	16,775	16,775
				Member Units	5,879				13,065	44,900	(8)
									29,840	61,675

Gulf Manufacturing, LLC		August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	438				2,980	4,510	(8)

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	250	250	250	(9) (17) (19)
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,147	13,135	12,044	(19)
				Member Units	3,681				3,681	-
									17,066	12,294

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	49.3%				2,599	2,702	(31)
				LP Interests (2717 HPP-MS, L.P.)	49.3%				250	250	(31)
									2,849	2,952

Harrison Hydra-Gen, Ltd.		June 4, 2010	Manufacturer of Hydraulic Generators
				Common Stock	107,456				718	5,450	(8)

Jensen Jewelers of Idaho, LLC		November 14, 2006	Retail Jewelry Store
				Secured Debt		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	3,400	3,374	3,400	(9)
				Member Units	627				811	7,620	(8)
									4,185	11,020

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	12,800	12,697	12,800
				Preferred Stock	2,814				7,085	12,680
									19,782	25,480

KBK Industries, LLC		January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	325				783	13,200	(8)

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	22,415	22,269	22,269
				Member Units	581				12,240	12,240
				Secured Debt		9.00%	10/31/2048	3,948	3,909	3,909
				Member Units	800				992	1,160	(8) (30)
									39,410	39,578

Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	1,600	1,600	1,600	(9)
				Secured Debt		12.00% PIK	7/28/2023	26,079	25,952	13,562	(14) (19)
				Member Units	743,921				16,642	-
									44,194	15,162

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	8,570	8,527	8,280	(19)
				Preferred Member Units	66,000				4,400	2,370
				Preferred Member Units	4,000				6,000	-
									18,927	10,650

MSC Adviser I, LLC	(16)	November 22, 2013	Third Party Investment Advisory Services
				Member Units					29,500	116,760	(8) (31)

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt		12.00%	1/17/2022	6,733	6,723	6,723
				Common Stock	5,873				2,720	8,990	(8)
									9,443	15,713

NAPCO Precast, LLC		January 31, 2008	Precast Concrete Manufacturing
				Member Units	2,955				2,975	16,100	(8)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Nebraska Vet AcquireCo, LLC (NVS)	December 31, 2020	Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12.00%	12/31/2025	10,500	10,395	10,395
			Preferred Member Units	6,500				6,500	6,500
								16,895	16,895

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			Secured Debt		11.00%	2/28/2023	17,097	17,016	16,726
			Preferred Member Units	86,400,000				6,880	1,470	(8)
								23,896	18,196

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			Secured Debt		9.00%	6/8/2022	5,620	5,572	5,620
			Warrants	251,723		6/8/2027		252	1,490	(27)
			Member Units	1,454,167				765	5,600	(8)
								6,589	12,710

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	65,962				3,717	2,821	(8)
								5,797	4,901

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt		12.00%	1/31/2022	17,240	17,193	17,193
			Preferred Member Units	406				10,200	10,780
								27,393	27,973

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock	1,500				1,080	20,380	(8)

Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			Secured Debt		12.00%	4/27/2025	37,513	37,202	37,202
			Member Units	13,800				13,000	15,940	(8)
								50,202	53,142

Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units	460				1,290	8,830	(8)

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			Secured Debt		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,855	11,781	11,806	(9)
			Common Stock	2,000				2,150	11,500	(8)
								13,931	23,306

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	February 1, 2011	Noise Abatement Service Provider
			Secured Debt		13.00%	4/30/2023	6,397	6,335	6,397
			Preferred Member Units	19,631				4,600	10,500	(8)
			Warrants	1,018		1/31/2021		1,200	870	(27)
								12,135	17,767

Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units	1,000				11,063	4,460

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

River Aggregates, LLC		March 30, 2011	Processor of Construction Aggregates
				Member Units	1,500				369	3,240	(30)

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt		12.00%	8/31/2023	16,400	16,301	16,301
				Preferred Member Units	479				8,136	8,136
									24,437	24,437

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	8,720	8,644	8,644
				Common Stock	615				4,655	6,030	(8)
									13,299	14,674

UnionRock Energy Fund II, LP	(12) (13)	June 15, 2020	Oil & Gas Exploration & Production
				LP Interests	49.6%				2,894	2,894	(31)

Vision Interests, Inc.		June 5, 2007	Manufacturer / Installer of Commercial Signage
				Secured Debt		13.00%	9/30/2019	2,028	2,028	2,028	(17)
				Series A Preferred Stock	3,000,000				3,000	3,160
									5,028	5,188

Ziegler's NYPD, LLC		October 1, 2008	Casual Restaurant Group
				Secured Debt		6.50%	10/1/2022	1,000	1,000	979
				Secured Debt		12.00%	10/1/2022	625	625	625
				Secured Debt		14.00%	10/1/2022	2,750	2,750	2,750
				Warrants	587		10/1/2025		600	-	(27)
				Preferred Member Units	10,072				2,834	1,780
									7,809	6,134

Subtotal Control Investments (73.5% of net assets at fair value)									$831,490	$1,113,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	9,406	9,187	9,187	(19)
				Common Stock	593,928				3,148	3,148
				Warrants	554,353		12/11/2025		-	2,938	(27)
									12,335	15,273

AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	491	491	491
				Preferred Member Units	186				1,200	5,810
									1,691	6,301

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	73,493				8,596	16,010	(30)

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,773	4,722	(9)
				Preferred Stock (non-voting)		15.00% PIK			151	151	(8) (19)
				Member Units	800,000				800	280
									5,724	5,153

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	2,160,000				2,256	6,040	(8)

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,004	19,004	14,256	(9) (17)
				Preferred Member Units	6	6.00% PIK			4,770	-	(8) (19)
									23,774	14,256

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		12.50%	12/7/2023	47,474	47,133	47,474
				Member Units	77,960				2,095	7,190	(8)
									49,228	54,664

Chandler Signs Holdings, LLC	(10)	January 4, 2016	Sign Manufacturer
				Class A Units	1,500,000				1,500	1,460

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	19,041				3,141	-

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt		12.00%	3/12/2025	24,800	24,583	24,800
				Preferred Member Units	154				5,760	9,510	(8)
									30,343	34,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Congruent Credit Opportunities Funds	(12) (13)	January 24, 2012	Investment Partnership
				LP Interests (Congruent Credit Opportunities Fund II, LP)	19.8%				4,449	94	(31)
				LP Interests (Congruent Credit Opportunities Fund III, LP)	17.4%				11,741	11,540	(8) (31)
									16,190	11,634

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	12.4%				2,161	1,782	(8) (31)

Dos Rios Partners	(12) (13)	April 25, 2013	Investment Partnership
				LP Interests (Dos Rios Partners, LP)	20.2%				6,605	5,417	(31)
				LP Interests (Dos Rios Partners - A, LP)	6.4%				2,097	1,720	(31)
									8,702	7,137

East Teak Fine Hardwoods, Inc.		April 13, 2006	Distributor of Hardwood Products
				Common Stock	6,250				480	300

EIG Fund Investments	(12) (13)	November 6, 2015	Investment Partnership
				LP Interests (EIG Global Private Debt Fund-A, L.P.)	11.1%				739	526	(8) (31)

Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport Financial SBIC Fund LP)	9.3%				5,974	5,264	(31)
				LP Interests (Freeport First Lien Loan Fund III LP)	6.0%				10,785	10,321	(8) (31)
									16,759	15,585

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	8.2%				3,071	3,258	(31)

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		11.00%	12/2/2023	18,400	18,366	18,400
				Preferred Member Units	226				2,850	8,030	(8)
				Preferred Member Units	226				150	420	(30)
									21,366	26,850

Houston Plating and Coatings, LLC		January 8, 2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt		8.00%	5/1/2022	3,000	3,000	2,900
				Member Units	322,297				2,352	5,080	(8)
									5,352	7,980

I-45 SLF LLC	(12) (13)	October 20, 2015	Investment Partnership
				Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	20.00% Fully Diluted, 24.40% Profits Interest				20,200	15,789	(8) (31)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

L.F. Manufacturing Holdings, LLC	(10)	December 23, 2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)		14.00% PIK			93	93	(8) (19)
				Member Units	2,179,001				2,019	2,050
									2,112	2,143

OnAsset Intelligence, Inc.		April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt		12.00% PIK	6/30/2021	7,301	7,301	7,301	(19)
				Unsecured Debt		10.00% PIK	6/30/2021	64	64	64	(19)
				Preferred Stock	912				1,981	-
				Warrants	5,333		4/18/2021		1,919	-	(27)
									11,265	7,365

PCI Holding Company, Inc.		December 18, 2012	Manufacturer of Industrial Gas Generating Systems
				Preferred Stock	1,500,000				3,927	4,130

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt		12.00%	1/8/2018	30,369	29,865	-	(14) (32)
				Preferred Member Units	250				2,500	-
									32,365	-

Salado Stone Holdings, LLC	(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	2,000,000				2,000	1,250	(30)

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt		13.00%	9/13/2023	5,720	5,605	5,719
				Common Stock	70,000				700	1,330
				Warrants	18,084		9/13/2028		181	360	(27)
									6,486	7,409

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	32,963	32,760	32,962
				Preferred Member Units	157				6,000	9,780	(8)
									38,760	42,742

Superior Rigging & Erecting Co.		August 31, 2020	Provider of Steel Erecting, Crane Rental & Rigging Services
				Secured Debt		12.00%	8/31/2025	21,500	21,298	21,298
				Preferred Member Units	1,473				4,500	4,500
									25,798	25,798

UniTek Global Services, Inc.	(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
				Secured Debt		7.50% (L+6.50% Floor 1.00%)	8/20/2024	2,708	2,687	2,426	(9)
				Preferred Stock	1,133,102	20.00% PIK			1,441	2,832	(8) (19)
				Preferred Stock	1,521,122	20.00% PIK			2,188	375	(8) (19)
				Preferred Stock	2,281,682	19.00% PIK			3,667	-	(19)
				Preferred Stock	4,336,866	13.50% PIK			7,924	-	(19)
				Common Stock	945,507				-	-
									17,907	5,633

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Universal Wellhead Services Holdings, LLC	(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	716,949	14.00% PIK			1,032	-	(19) (30)
				Member Units	4,000,000				4,000	-	(30)
									5,032	-

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	20,234	20,234	19,242	(17)
				Unsecured Convertible Debt		8.00%	11/16/2023	409	409	291
				Preferred Member Units	4,876,670				14,000	5,990
				Warrants	1,831,355		1/26/2025		2,576	-	(27)
									37,219	25,523

Subtotal Affiliate Investments (24.2% of net assets at fair value)									$416,479	$366,301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida, Inc.	(10)	November 2, 2020	Interior Subcontractor Providing Acoustical Walls and Ceilings
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	10/31/2025	13,000	12,858	12,858	(9)

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,745	5,813	(9)

ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	19,633	19,529	19,633	(9)

Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	9,750	9,659	9,544	(9)

Affordable Care Holding Corp.	(10)	May 9, 2019	Dental Support Organization
				Secured Debt		5.75% (L+4.75%, Floor 1.00%)	10/22/2022	14,246	14,066	14,044	(9)

ALKU, LLC.	(11)	October 18, 2019	Specialty National Staffing Operator
				Secured Debt		5.75% (L+5.50%)	7/29/2026	9,466	9,385	9,478

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,130	11,954	12,111	(9)

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	17,358	16,634	8,071	(9)

APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt		7.75%	6/15/2025	12,452	11,063	9,734

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	11,009	11,009	11,009	(9)

Arrow International, Inc	(10)	December 21, 2020	Manufacturer and Distributor of Charitable Gaming Supplies
				Secured Debt		9.23% (L+7.98%, Floor 1.25%)	12/21/2025	10,000	9,901	9,901	(9) (23)

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,148	5,149	(9)
				Secured Debt		13.25% PIK	12/1/2023	2,116	2,091	2,116	(19)
									7,239	7,265

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,402	13,342	12,263	(9) (19)

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,624	4,595	4,624	(19)
				Preferred Member Units	122,416	16.00% PIK			145	145	(8) (19) (30)
				Preferred Member Units	1,548,387	8.00% PIK			1,671	904	(19) (30)
									6,411	5,673

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,044	2,037	2,011	(9)

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,798	12,958	(9)
				Member Units	1,050,000				1,050	670
									13,848	13,628

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,879	5,879	5,879	(9)
				Common Stock	653				-	-
				Warrants	70		8/28/2030		-	-	(27)
									5,879	5,879

Brainworks Software, LLC	(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	5,332	(9) (14) (17)

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	1.6%				10,800	8,459	(8) (31)
				LP Interests (Brightwood Capital Fund IV, LP)	0.6%				5,000	4,745	(8) (31)
									15,800	13,204

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	27,703	27,484	26,359	(9) (19)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

California Pizza Kitchen, Inc.	(11)	August 29, 2016	Casual Restaurant Group
				Secured Debt		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,288	7,315	(9)
				Secured Debt		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,657	2,590	2,524	(9) (19)
				Secured Debt		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash + L+12.50% PIK, Floor 1.50%)	5/23/2025	2,291	2,291	1,833	(9) (19)
				Common Stock	169,088				949	1,860
									13,118	13,532

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,891	6,891	5,823	(9)
				Common Stock	329,084				1,481	1,645
									8,372	7,468

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	5,250	5,129	4,909	(9)
				Common Stock	177,130				5,309	2,613
									10,438	7,522

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,498	3,274	(9)

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,832	2,832	31	(14) (17) (19)

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,750	7,850	(9)

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units					5,637	8,617

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)	375				-	67

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.23% (L+5.00%)	7/2/2026	19,403	18,580	19,124

Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,959	5,959	5,959	(19)
				Warrants	915,734		12/23/2023		474	-	(29)
									6,433	5,959

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	13,628	13,422	13,560	(9)

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,213	9,004	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			951	951	(8) (19)
				Class A Preferred Member Units	776,316				776	880
									10,940	10,835

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,320	5,256	4,921	(9) (19)

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	11,857	11,523	11,523	(9)

Echo US Holdings, LLC.	(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	22,190	22,090	22,190	(9)

Electronic Transaction Consultants, LLC	(10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,829	9,829	(9)

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	0.1%				3,813	959	(31)
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	0.4%				2,097	465	(31)
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	0.1%				4,366	1,291	(8) (31)
				LP Interests (EnCap Energy Capital Fund X, L.P.)	0.1%				8,720	6,426	(8) (31)
				LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	0.8%				6,706	2,546	(8) (31)
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	0.2%				6,982	5,793	(8) (31)
									32,684	17,480

Encino Acquisition Partners Holdings, Inc.	(11)	November 16, 2018	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,932	8,297	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,854	5,799	(9)

Fortna, Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt		5.15% (L+5.00%)	4/8/2025	7,673	7,553	7,486

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt		12.00%	6/28/2024	1,810	1,810	1,472
				Common Stock	10,429				256	-
									2,066	1,472

GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt		5.40% (L+5.25%)	12/19/2025	11,224	11,137	11,196

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	17,113	16,988	16,976	(9)

Grupo Hima San Pablo, Inc.	(11)	March 7, 2013	Tertiary Care Hospitals
				Secured Debt		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	3,375	(9) (17)
				Secured Debt		13.75%	10/15/2018	2,055	2,040	49	(17)
									6,544	3,424

GS HVAM Intermediate, LLC	(10)	October 18, 2019	Specialized Food Distributor
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	11,053	10,952	11,007	(9)

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	29,180	28,692	28,953	(9)

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,474	3,429	3,351	(9)

Heartland Dental, LLC	(10)	September 9, 2020	Dental Support Organization
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,925	14,501	14,501	(9)

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	35,246	34,820	35,246	(9)

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		12.00%	3/29/2023	9,801	9,698	8,994

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	22,275	21,894	20,813	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Ian, Evan & Alexander Corporation (EverWatch)	(10)	July 31, 2020	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	7/31/2025	16,529	16,158	16,158	(9)

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,890	18,566	17,172	(9)

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		6.31% PIK (L+6.00% PIK)	12/22/2022	6,111	6,111	6,111	(19)
				Secured Debt		6.00% PIK	11/20/2023	16,670	15,086	15,086	(19)
				Preferred Stock (non-voting)					3,235	3,235
				Preferred Stock (non-voting)					-	-
				Member Units	1,558,333				1,558	-
									25,990	24,432

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	5,624	5,579	5,624	(19)
				Preferred Member Units	144	10.00% PIK			112	112	(8) (19) (30)
				Preferred Member Units	80	20.00% PIK			71	71	(8) (19) (30)
				Member Units	900				900	530	(30)
									6,662	6,337

Inn of the Mountain Gods Resort and Casino	(11)	October 30, 2013	Hotel & Casino Owner & Operator
				Secured Debt		9.25%	11/30/2023	6,677	6,677	6,677

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,245	7,145	7,245	(9) (19)

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,839	20,755	20,823	(9)

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,793	8,876	(9)

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,541	3,130	(9)

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	3,954	3,953	3,157	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,955	4,016	(9)
				Common Stock	472,579				4,429	2,795
									8,384	6,811

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	17,387	17,088	17,387	(9)
				Common Stock	1,000,000				1,550	1,550
									18,638	18,937

Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	35,000	34,098	34,098	(9)

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		5.75% (L+5.50%)	12/20/2024	19,090	19,003	18,828

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	2,185	2,185	983	(9) (19)
				Member Units	2,828				353	113	(30)
									2,538	1,096

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units	1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		5.15% (L+5.00%)	5/9/2026	14,813	14,623	14,368

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	2.3%				1,746	3,524	(31)

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	16,504	16,337	16,504	(9)

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	26,131	24,550	24,171	(9)

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units	3				125	25

LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	9,206	9,206	9,177	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	11,152	10,983	9,535	(9) (19)

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,369	13,521	(9)
				Member Units	4,872				687	780
									14,056	14,301

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	17,251	17,149	17,251	(9)
				Preferred Stock		13.75% (4.50% Cash, 9.25% PIK)		1,870	1,870	1,841	(8) (19)
									19,019	19,092

MHVC Acquisition Corp.	(11)	May 8, 2017	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
				Secured Debt		6.25% (L+5.25%, Floor 1.00%)	4/29/2024	19,797	19,716	19,846	(9)

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,860	13,595	13,609	(9)

NBG Acquisition Inc	(11)	April 28, 2017	Wholesaler of Home Décor Products
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,070	4,034	3,399	(9)

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,543	16,849	(9)

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	23,683	23,572	21,025	(19)

Project Eagle Holdings, LLC	(10)	July 6, 2020	Provider of Secure Business Collaboration Software
				Secured Debt		9.25% (L+8.25%, Floor 1.00%)	7/6/2026	14,963	14,583	14,583	(9)

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	22,912	22,629	22,864	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,694	4,694	4,224	(9) (19)

Ospemifene Royalty Sub LLC (QuatRx)	(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt		11.50%	11/15/2026	4,765	4,765	121	(14)

PaySimple, Inc.	(10)	September 9, 2019	Leading Technology Services Commerce Platform
				Secured Debt		5.65% (L+5.50%)	8/23/2025	24,448	24,225	23,959

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt		8.15% (L+8.00%)	5/1/2026	9,000	8,969	9,000

PT Network, LLC	(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt		8.73% (6.73% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,601	8,601	8,601	(9) (19)

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	17,930	17,497	17,715	(9)

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	187,161		10/20/2025		425	-	(26)
				Member Units	2,779				46	26
									471	26

RTIC Subsidiary Holdings, LLC	(10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
				Secured Debt		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	17,260	17,026	17,026	(9)

SAFETY Investment Holdings, LLC		April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
				Member Units	2,000,000				2,000	2,350

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,443	4,542	(9)

Staples Canada ULC	(10) (13) (21)	September 14, 2017	Office Supplies Retailer
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	13,032	12,896	12,382	(9) (22)

TEAM Public Choices, LLC	(10)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	12,500	12,126	12,406	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Tectonic Financial, Inc.		May 15, 2017	Financial Services Organization
				Common Stock	200,000				2,000	2,800

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,500	5,448	5,307	(9)

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	10,162	9,585	9,323	(9)

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	24,948	24,561	24,591	(9)

U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	17,088	16,913	15,486	(9)

Veregy Consolidated, Inc.	(11)	November 9, 2020	Energy Service Company
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	15,000	14,587	14,888	(9)

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		6.15% (L+6.00%)	10/1/2026	17,853	17,626	17,272

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,636	4,513	4,636	(9) (19)
				Preferred Stock	70,207				767	910
				Warrants	69,675		4/3/2029		-	920	(25)
									5,280	6,466

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,997	13,902	12,911	(9)

Zilliant Incorporated		June 15, 2012	Price Optimization and Margin Management Solutions
				Preferred Stock	186,777				154	260
				Warrants	952,500		6/15/2022		1,071	1,190	(28)
									1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (79.5% of net assets at fair value)									1,268,740	1,204,840

Total Portfolio Investments, December 31, 2020 (177.2% of net assets at fair value)									$2,516,709	$2,684,866

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2020. As noted in this schedule, 61% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.11%.

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

(14)	Non-accrual and non-income producing investment.
(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)	External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $15.8 million Canadian Dollars and receive $12.0 million U.S. Dollars with a settlement date of September 14, 2021. The unrealized appreciation on the forward foreign currency contract is $0.4 million as of December 31, 2020.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

(23)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)	Investment date represents the date of initial investment in the portfolio company.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(29)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(30)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)

Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments(5)

Access Media Holdings, LLC	(10)	7/22/2015	Private Cable Operator
				Secured Debt		10.00% PIK	7/22/2020	23,828	23,828	6,387	(14) (19)
				Preferred Member Units	9,481,500				9,375	(284)	(27)
				Member Units	45				1	-
									33,204	6,103

ASC Interests, LLC		8/1/2013	Recreational and Educational Shooting Facility
				Secured Debt		11.00%	7/31/2020	1,650	1,639	1,639
				Member Units	1,500				1,500	1,290
									3,139	2,929

Analytical Systems Keco, LLC		8/16/2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.13% (L+10.00%, Floor 2.00%)	8/16/2024	5,565	5,210	5,210	(9)
				Preferred Member Units	3,200				3,200	3,200
				Warrants	420		8/16/2029		316	316	(29)
									8,726	8,726

ATS Workholding, LLC	(10)	3/10/2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt		5.00%	11/16/2021	4,919	4,666	4,521
				Preferred Member Units	3,725,862				3,726	939
									8,392	5,460

Bond-Coat, Inc.		12/28/2012	Casing and Tubing Coating Services
				Secured Debt		15.00%	12/28/2020	11,596	11,473	11,473
				Common Stock	57,508				6,350	8,300
									17,823	19,773

Brewer Crane Holdings, LLC		1/9/2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.71% (L+10.00%, Floor 1.00%)	1/9/2023	9,052	8,989	8,989	(9)
				Preferred Member Units	2,950				4,280	4,280	(8)
									13,269	13,269

Bridge Capital Solutions Corporation		4/18/2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt		13.00%	12/11/2024	8,813	7,797	7,797
				Warrants	82		7/25/2026		2,132	3,500	(29)
				Secured Debt		13.00%	12/11/2024	1,000	996	996	(34)
				Preferred Member Units	17,742				1,000	1,000	(8) (34)
									11,925	13,293

Café Brazil, LLC		4/20/2004	Casual Restaurant Group
				Member Units	1,233				1,742	2,440	(8)

California Splendor Holdings LLC		3/30/2018	Processor of Frozen Fruits
				Secured Debt		10.13% (L+8.00%, Floor 1.00%)	3/30/2023	7,229	7,104	7,104	(9)
				Secured Debt		12.13% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,801	27,801	(9)
				Preferred Member Units	6,725				7,163	7,163	(8)
				Preferred Member Units	6,157				10,775	7,382	(8)
									52,843	49,450

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CBT Nuggets, LLC ("CBT")		6/1/2006	Produces and Sells IT Training Certification Videos
				Member Units	416				1,300	50,850	(8)

Centre Technologies Holdings, LLC		1/4/2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt		10.75% (L+9.00%, Floor 2.00%)	1/4/2024	12,240	12,136	12,136	(9)
				Preferred Member Units	12,696				5,840	5,840
									17,976	17,976

Chamberlin Holding LLC		2/26/2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt		12.00% (L+10.00%, Floor 1.00%)	2/26/2023	17,773	17,649	17,773	(9)
				Member Units	4,347				11,440	24,040	(8)
				Member Units	1,047,146				1,047	1,450	(8) (34)
									30,136	43,263

Charps, LLC		2/3/2017	Pipeline Maintenance and Construction
				Secured Debt		15.00%	6/5/2022	2,000	2,000	2,000
				Preferred Member Units	1,600				400	6,920	(8)
									2,400	8,920

Clad-Rex Steel, LLC		12/20/2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.71% (L+9.00%, Floor 1.00%)	12/20/2021	10,880	10,830	10,781	(9)
				Member Units	717				7,280	9,630	(8)
				Secured Debt		10.00%	12/20/2036	1,137	1,126	1,137	(34)
				Member Units	800				210	460	(34)
									19,446	22,008

CMS Minerals Investments		1/30/2015	Oil & Gas Exploration & Production
				Member Units	100				2,386	1,900	(8) (34)

CompareNetworks Topco, LLC		1/29/2019	Internet Publishing and Web Search Portals
				Secured Debt		12.75% (L+11.00%, Floor 1.00%)	1/29/2024	8,364	8,288	8,288	(9)
				Preferred Member Units	1,975				1,975	3,010
									10,263	11,298

Copper Trail Fund Investments	(12) (13)	7/17/2017	Investment Partnership
				LP Interests	38.8%				872	872	(35) (36)

Datacom, LLC		5/30/2014	Technology and Telecommunications Provider
				Secured Debt		8.00%	5/31/2021	1,800	1,800	1,615	(14)
				Secured Debt		10.50% PIK	5/31/2021	12,507	12,475	10,142	(14) (19)
				Class A Preferred Member Units					1,294	-
				Class B Preferred Member Units	6,453				6,030	-
									21,599	11,757

Digital Products Holdings LLC		4/1/2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.75% (L+10.00%, Floor 1.00%)	4/1/2023	19,620	19,478	18,452	(9)
				Preferred Member Units	3,857				9,501	5,174	(8)
									28,979	23,626

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Direct Marketing Solutions, Inc.		2/13/2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.75% (L+11.00%, Floor 1.00%)	2/13/2023	15,717	15,597	15,707	(9)
				Preferred Stock	8,400				8,400	20,200
									23,997	35,907

Gamber-Johnson Holdings, LLC ("GJH")		6/24/2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		8.50% (L+6.50%, Floor 2.00%)	6/24/2021	19,022	18,949	19,022	(9)
				Member Units	8,619				14,844	53,410	(8)
									33,793	72,432

Garreco, LLC		7/15/2013	Manufacturer and Supplier of Dental Products
				Secured Debt		9.50% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	3/31/2020	4,519	4,515	4,515	(9)
				Member Units	1,200				1,200	2,560
									5,715	7,075

GRT Rubber Technologies LLC ("GRT")		12/19/2014	Manufacturer of Engineered Rubber Products
				Secured Debt		8.71% (L+7.00%)	12/31/2023	15,016	15,016	15,016
				Member Units	5,879				13,065	47,450
									28,081	62,466

Guerdon Modular Holdings, Inc.		8/13/2014	Multi-Family and Commercial Modular Construction Company
				Secured Debt		10.60% (L+8.50%, Floor 1.00%)	10/1/2019	1,010	1,010	-	(9) (14) (17)
				Secured Debt		16.00%	10/1/2019	12,588	12,588	-	(14) (17)
				Preferred Stock	404,998				1,140	-
				Common Stock	212,033				2,983	-
				Warrants	6,208,877		4/25/2028		-	-	(30)
									17,721	-

Gulf Manufacturing, LLC		8/31/2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	438				2,980	7,430	(8)

Gulf Publishing Holdings, LLC		4/29/2016	Energy Industry Focused Media and Publishing
				Secured Debt		11.21% (L+9.50%, Floor 1.00%)	9/30/2020	280	280	280	(9)
				Secured Debt		12.50%	4/29/2021	12,535	12,493	12,493
				Member Units	3,681				3,681	2,420
									16,454	15,193

Harborside Holdings, LLC		3/20/2017	Real Estate Holding Company
				Member units	100				6,506	9,560

Harris Preston Fund Investments	(12) (13)	10/1/2017	Investment Partnership
				LP Interests	49.3%				2,735	3,157	(35) (36)

Harrison Hydra-Gen, Ltd.		6/4/2010	Manufacturer of Hydraulic Generators
				Common Stock	107,456				718	7,970	(8)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

IDX Broker, LLC		11/15/2013	Provider of Marketing and CRM Tools for the Real Estate Industry
				Secured Debt		11.50%	11/15/2020	13,400	13,358	13,400
				Preferred Member Units	5,607				5,952	15,040	(8)
									19,310	28,440

Jensen Jewelers of Idaho, LLC		11/14/2006	Retail Jewelry Store
				Secured Debt		11.50% (Prime+6.75%, Floor 2.00%)	11/14/2023	4,000	3,960	4,000	(9)
				Member Units	627				811	8,270	(8)
									4,771	12,270

J&J Services, Inc.		10/31/2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	17,600	17,430	17,430
				Preferred Stock	2,814				7,160	7,160
									24,590	24,590

KBK Industries, LLC		1/23/2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	325				783	15,470	(8)

Kickhaefer Manufacturing Company, LLC		10/31/2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	25,200	24,982	24,982
				Member Units	581				12,240	12,240
				Secured Debt		9.00%	10/31/2048	3,978	3,939	3,939
				Member Units	800				992	1,160	(8) (34)
									42,153	42,321

Market Force Information, LLC		7/28/2017	Provider of Customer Experience Management Services
				Secured Debt		8.00%	7/28/2022	2,786	2,786	2,695
				Secured Debt		12.00% (6.00% Current, 6.00% PIK)	7/28/2022	23,292	23,157	22,621	(19)
				Member Units	743,921				16,642	5,280
									42,585	30,596

MH Corbin Holding LLC		8/31/2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		10.00% (5.00% Current, 5.00% PIK)	3/31/2022	8,890	8,815	8,890	(19)
				Preferred Member Units	66,000				4,400	4,770
				Preferred Member Units	4,000				6,000	20
									19,215	13,680

Mid-Columbia Lumber Products, LLC		12/18/2006	Manufacturer of Finger-Jointed Lumber Products
				Secured Debt		10.00%	1/15/2020	1,750	1,750	1,602
				Secured Debt		12.00%	1/15/2020	3,900	3,898	3,644
				Member Units	7,874				3,239	-
				Secured Debt		9.50%	5/13/2025	701	701	701	(34)
				Member Units	500				790	1,640	(8) (34)
									10,378	7,587

MSC Adviser I, LLC	(16)	11/22/2013	Third Party Investment Advisory Services
				Member Units	1				-	74,520	(8) (35)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Mystic Logistics Holdings, LLC	8/18/2014	Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt (Maturity -		12.00%	8/15/2019	6,253	6,253	6,253	(17)
			Common Stock	5,873				2,720	8,410	(8)
								8,973	14,663

NAPCO Precast, LLC	1/31/2008	Precast Concrete Manufacturing
			Member Units	2,955				2,975	14,760	(8)

NexRev LLC	2/28/2018	Provider of Energy Efficiency Products & Services
			Secured Debt		11.00%	2/28/2023	17,586	17,469	17,469
			Preferred Member Units	86,400,000				6,880	6,310	(8)
								24,349	23,779

NRI Clinical Research, LLC	9/8/2011	Clinical Research Service Provider
			Secured Debt		14.00%	6/8/2022	5,981	5,885	5,981
			Warrants	251,723		6/8/2027		252	1,230	(29)
			Member Units	1,454,167				765	4,988	(8)
								6,902	12,199

NRP Jones, LLC	12/22/2011	Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12.00%	3/20/2023	6,376	6,376	6,376
			Member Units	65,962				3,717	4,710	(8)
								10,093	11,086

NuStep, LLC	1/31/2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt		12.00%	1/31/2022	19,800	19,703	19,703
			Preferred Member Units	406				10,200	10,200
								29,903	29,903

OMi Holdings, Inc.	4/1/2008	Manufacturer of Overhead Cranes
			Common Stock	1,500				1,080	16,950	(8)

Pegasus Research Group, LLC	1/6/2011	Provider of Telemarketing and Data Services
			Member Units	460				1,290	8,170

PPL RVs, Inc.	6/10/2010	Recreational Vehicle Dealer
			Secured Debt		10.85% (L+8.75%, Floor 0.50%)	11/15/2022	12,245	12,118	12,118	(9)
			Common Stock	1,962				2,150	9,930
								14,268	22,048

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	2/1/2011	Noise Abatement Service Provider
			Secured Debt		13.00%	4/30/2020	6,397	6,379	6,397
			Preferred Member Units	19,631				4,600	13,390	(8)
			Warrants	1,018		1/31/2021		1,200	1,090	(29)
								12,179	20,877

Quality Lease Service, LLC	6/8/2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units	1,000				11,013	9,289

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

River Aggregates, LLC	3/30/2011	Processor of Construction Aggregates
			Zero Coupon Secured Debt			6/30/2018	750	750	722	(17)
			Member Units	1,150				1,150	4,990
			Member Units	1,500				369	3,169	(34)
								2,269	8,881

Tedder Industries, LLC	8/31/2018	Manufacturer of Firearm Holsters and Accessories
			Secured Debt		12.00%	8/31/2020	640	640	640
			Secured Debt		12.00%	8/31/2023	16,400	16,272	16,272
			Preferred Member Units	479				8,136	8,136
								25,048	25,048

The MPI Group, LLC	10/2/2007	Manufacturer of Custom Hollow Metal Doors, Frames and Accessories
			Secured Debt		9.00%	12/31/2019	2,924	2,924	2,924	(17)
			Series A Preferred Units	2,500				2,500	-
			Warrants	1,424		7/1/2024		1,096	-	(29)
			Member Units	100				2,300	1,640	(8) (34)
								8,820	4,564

Trantech Radiator Topco, LLC	5/31/2019	Transformer Cooling Products and Services
			Secured Debt		12.00%	5/31/2024	9,200	9,102	9,102
			Common Stock	615				4,655	4,655	(8)
								13,757	13,757

Vision Interests, Inc.	6/5/2007	Manufacturer / Installer of Commercial Signage
			Secured Debt		13.00%	9/30/2019	2,028	2,028	2,028	(17)
			Series A Preferred Stock	3,000,000				3,000	4,089
			Common Stock	1,126,242				3,706	409
								8,734	6,526

Ziegler's NYPD, LLC	10/1/2008	Casual Restaurant Group
			Secured Debt		6.50%	10/1/2020	1,000	1,000	1,000
			Secured Debt		12.00%	10/1/2020	625	625	625
			Secured Debt		14.00%	10/1/2020	2,750	2,750	2,750
			Warrants	587		10/1/2020		600	-	(29)
			Preferred Member Units	10,072				2,834	1,269
								7,809	5,644

Subtotal Control Investments (67.2% of net assets at fair value)								$778,367	$1,032,721

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AFG Capital Group, LLC		11/7/2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	838	838	838
				Preferred Member Units	186				1,200	5,180
									2,038	6,018

American Trailer Rental Group LLC		6/7/2017	Provider of Short-term Trailer and Container Rental
				Secured Debt		9.34% (L+7.25%, Floor 1.00%)	6/7/2022	27,087	26,905	27,087	(9)
				Member Units	48,555				4,855	8,540	(34)
									31,760	35,627

BBB Tank Services, LLC		4/8/2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Secured Debt		12.71% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,698	4,698	(9)
				Preferred Stock (non-voting)					131	131	(8)
				Member Units	800,000				800	290
									5,629	5,119

Boccella Precast Products LLC		6/30/2017	Manufacturer of Precast Hollow Core Concrete
				Secured Debt		14.10% (L+12.00%, Floor 1.00%)	6/30/2022	13,244	13,106	13,244	(9)
				Member Units	2,160,000				2,256	6,270	(8)
									15,362	19,514

Buca C, LLC		6/30/2015	Casual Restaurant Group
				Secured Debt		10.94% (L+9.25%, Floor 1.00%)	6/30/2020	19,004	18,981	18,794	(9)
				Preferred Member Units	6	6.00% PIK			4,701	4,701	(8) (19)
									23,682	23,495

CAI Software LLC		10/10/2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		11.00%	12/7/2023	9,160	9,077	9,160
				Member Units	66,968				751	5,210	(8)
									9,828	14,370

Chandler Signs Holdings, LLC	(10)	1/4/2016	Sign Manufacturer
				Class A Units	1,500,000				1,500	2,740	(8)

Charlotte Russe, Inc	(11)	5/28/2013	Fast-Fashion Retailer to Young Women
				Common Stock	19,041				3,141	-

Congruent Credit Opportunities Funds	(12) (13)	1/24/2012	Investment Partnership
				LP Interests	19.8%				5,210	855	(35) (36)
				LP Interests	17.4%				13,601	13,915	(8) (35) (36)
									18,811	14,770

Copper Trail Fund Investments	(12) (13)	7/17/2017	Investment Partnership
				LP Interests	12.4%				1,997	2,362	(8) (35) (36)

Dos Rios Partners	(12) (13)	4/25/2013	Investment Partnership
				LP Interests	20.2%				5,846	7,033	(35) (36)
				LP Interests	6.4%				1,856	2,233	(35) (36)
									7,702	9,266

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

East Teak Fine Hardwoods, Inc.		4/13/2006	Distributor of Hardwood Products
				Common Stock	6,250				480	400	(8)

EIG Fund Investments	(12) (13)	11/6/2015	Investment Partnership
				LP Interests	11.1%				768	720	(8) (35) (36)

Freeport Financial Funds	(12) (13)	6/13/2013	Investment Partnership
				LP Interests	9.3%				5,974	5,778	(35) (36)
				LP Interests	6.0%				9,956	9,696	(8) (35) (36)
									15,930	15,474

Fuse, LLC	(11)	6/30/2019	Cable Networks Operator
				Secured Debt		12.00%	6/28/2024	1,939	1,939	1,939
				Common Stock	10,429				256	256
									2,195	2,195

Harris Preston Fund Investments	(12) (13)	8/9/2017	Investment Partnership
				LP Interests	8.2%				2,474	2,474	(35) (36)

Hawk Ridge Systems, LLC (13)		12/2/2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		7.71% (L+6.00%, Floor 1.00%)	12/2/2021	600	600	600	(9)
				Secured Debt		11.00%	12/2/2021	13,400	13,335	13,400
				Preferred Member Units	226				2,850	7,900	(8)
				Preferred Member Units	226				150	420	(34)
									16,935	22,320

Houston Plating and Coatings, LLC		1/8/2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt		8.00%	5/1/2022	3,000	3,000	4,260
				Member Units	322,297				2,352	10,330	(8)
									5,352	14,590

I-45 SLF LLC	(12) (13)	10/20/2015	Investment Partnership
				Member Units	20.0% (24.4% profits interest)				17,000	14,407	(8)

L.F. Manufacturing Holdings, LLC	(10)	12/23/2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)		14.00% PIK			81	81	(8) (19)
				Member Units	2,179,001				2,019	2,050
									2,100	2,131

OnAsset Intelligence, Inc.		4/18/2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt		12.00% PIK	6/30/2021	6,474	6,474	6,474	(19)
				Unsecured Debt		10.00% PIK	6/30/2021	58	58	58	(19)
				Preferred Stock	912				1,981	-
				Warrants	5,333		4/18/2021		1,919	-	(29)
									10,432	6,532

PCI Holding Company, Inc.		12/18/2012	Manufacturer of Industrial Gas Generating Systems
				Secured Debt		12.00%	3/31/2020	11,356	11,356	11,356
				Preferred Stock (non-voting)	1,740,000				1,740	4,350
				Preferred Stock	1,500,000				3,927	2,680
									17,023	18,386

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		1/8/2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt		12.00%	1/8/2018	30,369	29,865	-	(14) (15)
				Preferred Member Units	250				2,500	-
									32,365	-

Salado Stone Holdings, LLC	(10)	6/27/2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	2,000,000				2,000	570	(34)

SI East, LLC		8/31/2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	32,963	32,687	32,963
				Preferred Member Units	157				6,000	8,200	(8)
									38,687	41,163

Slick Innovations, Inc.		9/13/2018	Text Message Marketing Platform
				Secured Debt		14.00%	9/13/2023	6,360	6,197	6,197
				Common Stock	70,000				700	1,080	(8)
				Warrants	18,084		9/13/2028		181	290	(29)
									7,078	7,567

UniTek Global Services, Inc.	(11)	4/15/2011	Provider of Outsourced Infrastructure Services
				Secured Debt		8.41% (L+6.50%, Floor 1.00%)	8/20/2024	2,963	2,940	2,962	(9)
				Preferred Stock	755,401	20.00% PIK			809	1,889	(8) (19)
				Preferred Stock	1,521,122	19.00% PIK			1,976	2,282	(8) (19)
				Preferred Stock	2,281,682	19.00% PIK			3,667	3,667	(8) (19)
				Preferred Stock	4,336,866	13.50% PIK			7,924	2,684	(8) (19)
				Common Stock	945,507				-	-
									17,316	13,484

Universal Wellhead Services Holdings, LLC	(10)	10/30/2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	716,949	14.00% PIK			1,032	800	(8) (19) (34)
				Member Units	4,000,000				4,000	-	(34)
									5,032	800

Volusion, LLC		1/26/2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	20,234	20,162	19,352
				Unsecured Convertible Debt		8.00%	11/16/2023	409	409	291
				Preferred Member Units	4,876,670				14,000	14,000
				Warrants	1,831,355		1/26/2025		2,576	150	(29)
									37,147	33,793

Subtotal Affiliate Investments (21.5% of net assets at fair value)									$351,764	$330,287

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	6/30/2017	Substance Abuse Treatment Service Provider
				Secured Debt		13.03% (L+11.00%, Floor 1.00%)	4/15/2020	2,227	2,068	2,172	(9) (14)
				Secured Debt		16.50% (L+12.75%, Floor 1.00%)	6/30/2023	14,396	14,030	9,358	(9) (14)
									16,098	11,530

Adams Publishing Group, LLC	(10)	11/19/2015	Local Newspaper Operator
				Secured Debt		8.75% (Prime+5.00%, Floor 1.50%)	7/3/2023	5,000	4,930	5,000	(9)
				Secured Debt		9.44% (L+7.50%, Floor 1.50%)	7/3/2023	6,158	6,058	6,158	(9)
				Secured Debt		9.50% (L+7.50%, Floor 1.50%)	7/3/2023	197	197	197	(9)
									11,185	11,355

ADS Tactical, Inc.	(10)	3/7/2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		8.03% (L+6.25%, Floor 0.75%)	7/26/2023	19,843	19,703	19,843	(9)

Aethon United BR LP	(10)	9/8/2017	Oil & Gas Exploration & Production
				Secured Debt		8.46% (L+6.75%, Floor 1.00%)	9/8/2023	9,750	9,630	9,531	(9)

Affordable Care Holding Corp.	(10)	5/9/2019	Dental Service Organization
				Secured Debt		6.59% (L+4.75%, Floor 1.00%)	10/22/2022	14,396	14,126	14,036	(9)

ALKU, LLC.	(11)	10/18/2019	Specialty National Staffing Operator
				Secured Debt		7.44% (L+5.50%, Floor 1.00%)	7/29/2026	10,000	9,902	9,883	(9)

Allen Media, LLC.	(11)	9/18/2018	Operator of Cable Television Networks
				Secured Debt		8.48% (L+6.50%, Floor 1.00%)	8/30/2023	16,270	15,894	15,863	(9)

Allen Media Broadcasting LLC	(10)	7/3/2019	Operator of Television Broadcasting Networks
				Secured Debt		8.21% (L+6.25%, Floor 1.00%)	7/3/2024	14,906	14,565	14,565	(9)

American Nuts, LLC	(10)	4/10/2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		11.60% (L+9.50%, Floor 1.00%)	4/10/2023	12,243	12,002	12,233	(9)

American Teleconferencing Services, Ltd.	(11)	5/19/2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		8.36% (L+6.50%, Floor 1.00%)	6/8/2023	17,389	16,421	10,460	(9)

APTIM Corp.	(11)	8/17/2018	Engineering, Construction & Procurement
				Secured Debt		7.75%	6/15/2025	12,452	10,836	7,471

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Arcus Hunting LLC	(10)	1/6/2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		12.10% (L+10.00%, Floor 1.00%)	1/13/2020	13,857	13,856	13,856	(9)

ASC Ortho Management Company, LLC	(10)	8/31/2018	Provider of Orthopedic Services
				Secured Debt		9.60% (L+7.50%, Floor 1.00%)	8/31/2023	4,543	4,465	4,490	(9)
				Secured Debt		13.25% PIK	12/1/2023	1,854	1,821	1,854	(19)
									6,286	6,344

ATI Investment Sub, Inc.	(11)	7/11/2016	Manufacturer of Solar Tracking Systems
				Secured Debt		9.01% (L+7.25%, Floor 1.00%)	6/22/2021	2,885	2,859	2,853	(9)

ATX Networks Corp.	(11) (13) (21)	6/30/2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.94% (7.94% Current, 1.00% PIK) (L+6.00%, Floor 1.00%)	6/11/2021	13,593	13,414	12,743	(9) (19)

Barfly Ventures, LLC	(10)	8/31/2015	Casual Restaurant Group
				Secured Debt		12.00%	8/31/2020	10,185	10,073	7,736
				Options	3				607	-
				Warrants	2		8/31/2025		473	-	(37)
									11,153	7,736

Berry Aviation, Inc.	(10)	7/6/2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Current, 1.50% PIK)	1/6/2024	4,554	4,518	4,554	(19)
				Preferred Member Units	122,416	16.00% PIK			125	125	(8) (19) (34)
				Preferred Member Units	1,548,387	8.00% PIK			1,671	776	(8) (19) (34)
									6,314	5,455

BigName Commerce, LLC	(10)	5/11/2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		9.35% (L+7.25%, Floor 1.00%)	5/11/2022	2,233	2,218	2,233	(9)

Binswanger Enterprises, LLC	(10)	3/10/2017	Glass Repair and Installation Service Provider
				Secured Debt		10.41% (L+8.50%, Floor 1.00%)	3/9/2022	13,731	13,443	13,731	(9)
				Member Units	1,050,000				1,050	950
									14,493	14,681

Bluestem Brands, Inc.	(11)	12/19/2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		9.31% (L+7.50%, Floor 1.00%)	11/6/2020	10,622	10,571	7,973	(9)

Bojangles', Inc.	(11)	2/5/2019	Quick Service Restaurant Group
				Secured Debt		6.50% (L+4.75%)	1/28/2026	7,782	7,642	7,827
				Secured Debt		10.25% (L+8.50%)	1/28/2027	5,000	4,907	5,012
									12,549	12,839

Brainworks Software, LLC	(10)	8/12/2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt		4.00%	7/22/2019	6,733	6,733	5,955	(9) (17)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Brightwood Capital Fund Investments	(12) (13)	7/21/2014	Investment Partnership
				LP Interests	1.6%				11,160	9,005	(8) (35) (36)
				LP Interests	0.6%				4,500	4,504	(8) (35) (36)
									15,660	13,509

Cadence Aerospace LLC	(10)	11/14/2017	Aerostructure Manufacturing
				Secured Debt		8.40% (L+6.50%, Floor 1.00%)	11/14/2023	25,287	25,089	25,287	(9)

California Pizza Kitchen, Inc.	(11)	8/29/2016	Casual Restaurant Group
				Secured Debt		7.91% (L+6.00%, Floor 1.00%)	8/23/2022	14,599	14,501	12,739	(9)

Central Security Group, Inc.	(11)	12/4/2017	Security Alarm Monitoring Service Provider
				Secured Debt		7.38% (L+5.63%, Floor 1.00%)	10/6/2021	13,776	13,734	11,985	(9)

Cenveo Corporation	(11)	9/4/2015	Provider of Digital Marketing Agency Services
				Secured Debt		11.45% (L+9.50%, Floor 1.00%)	6/7/2023	5,674	5,498	5,674	(9)
				Common Stock	177,130				5,309	2,923
									10,807	8,597

Chisholm Energy Holdings, LLC	(10)	5/15/2019	Oil & Gas Exploration & Production
				Secured Debt		8.16% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,488	3,488	(9)

Clarius BIGS, LLC	(10)	9/23/2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,846	2,846	40	(14) (17)

Clickbooth.com, LLC	(10)	12/5/2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		10.59% (L+8.50%, Floor 1.00%)	12/5/2022	2,663	2,625	2,663	(9)

Construction Supply Investments, LLC	(10)	12/29/2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	46,152				4,866	7,667

Corel Corporation	(11) (13) (21)	7/24/2019	Publisher of Desktop and Cloud-based Software
				Secured Debt		6.91% (L+5.00%, Floor 1.00%)	7/2/2026	15,000	14,293	14,531	(9)

CTVSH, PLLC	(10)	8/3/2017	Emergency Care and Specialty Service Animal Hospital
				Secured Debt		9.91% (L+8.00%, Floor 1.00%)	8/3/2022	10,099	10,039	10,099	(9)

Darr Equipment LP	(10)	4/15/2014	Heavy Equipment Dealer
				Secured Debt		12.50% (11.50% Current, 1.00% PIK)	6/22/2023	5,899	5,899	5,899	(19)
				Warrants	915,734		12/23/2023		474	300	(31)
									6,373	6,199

Digital River, Inc.	(11)	2/24/2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		7.90% (L+6.00%, Floor 1.00%)	2/12/2021	15,876	15,771	15,837	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

DTE Enterprises, LLC	(10)	4/13/2018	Industrial Powertrain Repair and Services
				Secured Debt		9.24% (L+7.50%, Floor 1.50%)	4/13/2023	10,992	10,827	10,982	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			860	860	(8) (19)
				Class A Preferred Member Units	776,316				776	1,490
									12,463	13,332

Dynamic Communities, LLC	(10)	7/17/2018	Developer of Business Events and Online Community Groups
				Secured Debt		9.75% (L+8.00%, Floor 1.00%)	7/17/2023	5,460	5,375	5,458	(9)

Echo US Holdings, LLC.	(10)	11/12/2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt		7.96% (L+6.25%, Floor 1.63%)	10/25/2024	22,414	22,292	22,292	(9)

EnCap Energy Fund Investments	(12) (13)	12/28/2010	Investment Partnership
				LP Interests	0.1%				3,617	1,354	(8) (35) (36)
				LP Interests	0.4%				2,097	703	(35) (36)
				LP Interests	0.1%				4,360	2,780	(8) (35) (36)
				LP Interests	0.1%				8,427	8,822	(8) (35) (36)
				LP Interests	0.8%				7,337	5,669	(8) (35) (36)
				LP Interests	0.2%				6,674	6,677	(8) (35) (36)
									32,512	26,005

Encino Acquisition Partners Holdings, Inc.	(11)	11/16/2018	Oil & Gas Exploration & Production
				Secured Debt		8.50% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,921	6,795	(9)

EPIC Y-Grade Services, LP	(11)	6/22/2018	NGL Transportation & Storage
				Secured Debt		8.04% (L+6.00%)	6/13/2024	10,275	10,116	10,050

Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)	(11) (13)	5/5/2014	Technology-based Performance Support Solutions
				Secured Debt		10.45% (L+8.25%, Floor 1.00%)	4/28/2022	6,999	6,928	1,965	(9)

Felix Investments Holdings II	(10)	8/9/2017	Oil & Gas Exploration & Production
				Secured Debt		8.40% (L+6.50%, Floor 1.00%)	8/9/2022	5,000	4,944	5,000	(9)

Flavors Holdings Inc.	(11)	10/15/2014	Global Provider of Flavoring and Sweetening Products
				Secured Debt		7.77% (L+5.75%, Floor 1.00%)	4/3/2020	11,297	11,247	10,619	(9)

Fortna, Inc.	(10)	7/23/2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt		6.75% (L+5.00%)	4/8/2025	7,751	7,577	7,577

GeoStabilization International (GSI)	(11)	12/31/2018	Geohazard Engineering Services & Maintenance
				Secured Debt		7.05% (L+5.25%)	12/19/2025	16,376	16,230	16,335

GoWireless Holdings, Inc.	(11)	12/31/2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		8.25% (L+6.50%, Floor 1.00%)	12/22/2024	18,120	17,964	17,471	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Grupo Hima San Pablo, Inc.	(11)	3/7/2013	Tertiary Care Hospitals
				Secured Debt		8.91% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	3,343	(9) (17)
				Secured Debt		13.75%	10/15/2018	2,055	2,040	167	(17)
									6,544	3,510

GS HVAM Intermediate, LLC	(10)	10/18/2019	Specialized Food Distributor
				Secured Debt		7.51% (L+5.75%, Floor 1.00%)	10/2/2024	11,364	11,233	11,233	(9)

HDC/HW Intermediate Holdings	(10)	12/21/2018	Managed Services and Hosting Provider
				Secured Debt		9.53% (L+7.50%, Floor 1.00%)	12/21/2023	3,498	3,440	3,493	(9)

Hoover Group, Inc.	(10) (13)	10/21/2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
				Secured Debt		9.26% (L+7.25%, Floor 1.00%)	1/28/2021	20,764	20,119	19,206	(9)

Hunter Defense Technologies, Inc.	(10)	3/29/2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		9.02% (L+7.00%, Floor 1.00%)	3/29/2023	29,097	28,659	29,097	(9)

HW Temps LLC		7/2/2015	Temporary Staffing Solutions
				Secured Debt		8.00%	3/29/2023	10,181	10,025	8,913

Hydrofarm Holdings LLC	(10)	5/18/2017	Wholesaler of Horticultural Products
				Secured Debt		11.80% (3.54% Current, 8.26% PIK) (L+10.00%)	5/12/2022	7,660	7,547	6,414	(19)

Hyperion Materials & Technologies, Inc.	(11) (13)	9/12/2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
				Secured Debt		7.25% (L+5.50%, Floor 1.00%)	8/28/2026	22,500	22,066	22,275	(9)

iEnergizer Limited	(10) (13) (21)	4/17/2019	Provider of Business Outsourcing Solutions
				Secured Debt		7.79% (L+6.00%, Floor 1.00%)	4/17/2024	12,963	12,848	12,962	(9)

Implus Footcare, LLC	(10)	6/1/2017	Provider of Footwear and Related Accessories
				Secured Debt		8.27% (L+6.25%, Floor 1.00%)	4/30/2024	18,577	18,178	18,217	(9)

Independent Pet Partners Intermediate Holdings, LLC	(10)	11/20/2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		11.28% (L+9.00%, Floor 1.00%)	11/19/2023	18,799	18,487	18,799	(9)
				Member Units	1,558,333				1,558	1,260
									20,045	20,059

Industrial Services Acquisition, LLC	(10)	6/17/2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Current, 7.00% PIK)	12/17/2022	5,242	5,174	5,242	(19)
				Preferred Member Units	144	10.00% PIK			103	103	(8) (19) (34)
				Preferred Member Units	80	20.00% PIK			60	60	(8) (19) (34)
				Member Units	900				900	510	(34)
									6,237	5,915

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Inn of the Mountain Gods Resort and Casino	(11)	10/30/2013	Hotel & Casino Owner & Operator
				Secured Debt		9.25%	11/30/2020	7,762	7,584	7,684

Interface Security Systems, L.L.C	(10)	8/7/2019	Commercial Security & Alarm Services
				Secured Debt		8.77% (L+7.00%, Floor 1.75%)	8/7/2023	7,500	7,363	7,363	(9)

Intermedia Holdings, Inc.	(11)	8/3/2018	Unified Communications as a Service
				Secured Debt		7.75% (L+6.00%, Floor 1.00%)	7/19/2025	20,130	20,033	20,180	(9)

Invincible Boat Company, LLC.	(10)	8/28/2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.53% (L+6.50%, Floor 1.00%)	8/28/2025	9,872	9,773	9,773	(9)

Isagenix International, LLC	(11)	6/21/2018	Direct Marketer of Health & Wellness Products
				Secured Debt		7.77% (L+5.75%, Floor 1.00%)	6/14/2025	5,943	5,893	4,273	(9)

JAB Wireless, Inc.	(10)	5/2/2018	Fixed Wireless Broadband Provider
				Secured Debt		9.74% (L+8.00%, Floor 1.00%)	5/2/2023	14,775	14,669	14,775	(9)

Jackmont Hospitality, Inc.	(10)	5/26/2015	Franchisee of Casual Dining Restaurants
				Secured Debt		8.45% (L+6.75%, Floor 1.00%)	5/26/2021	4,059	4,055	4,059	(9)

Joerns Healthcare, LLC	(11)	4/3/2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.91% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,942	3,942	(9)
				Common Stock	472,579				4,429	4,429
									8,371	8,371

Kemp Technologies Inc.	(10)	6/27/2019	Provider of Application Delivery Controllers
				Secured Debt		8.00% (L+6.25%, Floor 1.00%)	3/29/2024	7,462	7,326	7,463	(9)

Kore Wireless Group Inc.	(11)	12/31/2018	Mission Critical Software Platform
				Secured Debt		7.52% (L+5.50%)	12/20/2024	19,285	19,189	19,164

Larchmont Resources, LLC	(11)	8/13/2013	Oil & Gas Exploration & Production
				Secured Debt		8.89% (L+7.00%, (Floor 1.00%)	8/7/2020	2,145	2,145	1,990	(9)
				Member Units	2,828				353	707	(34)
									2,498	2,697

Laredo Energy VI, LP	(10)	1/15/2019	Oil & Gas Exploration & Production
				Secured Debt		11.64% (5.38% Current, 6.26% PIK) (L+9.63%, Floor 2.00%)	11/19/2021	11,312	11,166	10,638	(9) (19)

Lightbox Holdings, L.P.	(11)	5/23/2019	Provider of Commercial Real Estate Software
				Secured Debt		6.74% (L+5.00%)	5/9/2026	14,925	14,713	14,738

LKCM Headwater Investments I, L.P.	(12) (13)	1/25/2013	Investment Partnership
				LP Interests	2.3%				1,746	3,682	(8) (35) (36)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LL Management, Inc.	(10)	5/2/2019	Medical Transportation Service Provider
				Secured Debt		8.56% (L+6.50%, Floor 1.00%)	9/25/2023	13,754	13,625	13,751	(9)

Logix Acquisition Company, LLC	(10)	6/24/2016	Competitive Local Exchange Carrier
				Secured Debt		7.50% (L+5.75%, Floor 1.00%)	12/22/2024	18,381	18,199	18,197	(9)

Looking Glass Investments, LLC	(12) (13)	7/1/2015	Specialty Consumer Finance
				Member Units	3				125	25
				Member Units	190,712				49	16	(34)
									174	41

LSF9 Atlantis Holdings, LLC	(11)	5/17/2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.74% (L+6.00%, Floor 1.00%)	5/1/2023	9,458	9,458	8,761	(9)

Lulu's Fashion Lounge, LLC	(10)	8/31/2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.75% (L+9.00%, Floor 1.00%)	8/28/2022	11,335	11,070	11,109	(9)

Lynx FBO Operating LLC	(10)	9/30/2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.86% (L+5.75%, Floor 1.00%)	9/30/2024	13,750	13,451	13,451	(9)
				Member Units	3,704				500	500
									13,951	13,951

Mac Lean-Fogg Company	(10)	4/22/2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		6.75% (L+5.00%)	12/22/2025	16,648	16,528	16,643
				Preferred Stock	1,516	13.75% (4.50% Cash, 9.25% PIK)		1,775	1,775	1,775	(8) (19)
									18,303	18,418

MHVC Acquisition Corp.	(11)	5/8/2017	Provider of differentiated information solutions, systems engineering, and analytics
				Secured Debt		7.01% (L+5.25%, Floor 1.00%)	4/29/2024	19,950	19,855	19,950	(9)

Mills Fleet Farm Group, LLC	(10)	10/24/2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		9.04% (8.29% Current, 0.75% PIK) (L+6.25%, Floor 1.00%)	10/24/2024	14,879	14,556	14,187	(9) (19)

NBG Acquisition Inc	(11)	4/28/2017	Wholesaler of Home Décor Products
				Secured Debt		7.52% (L+5.50%, Floor 1.00%)	4/26/2024	4,181	4,134	3,247	(9)

NinjaTrader, LLC	(10)	12/18/2019	Operator of Futures Trading Platform
				Secured Debt		7.90% (L+6.00%, Floor 1.50%)	12/18/2024	9,675	9,490	9,490	(9)

NNE Partners, LLC	(10)	3/2/2017	Oil & Gas Exploration & Production
				Secured Debt		9.91% (L+8.00%)	3/2/2022	23,417	23,268	23,147

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

North American Lifting Holdings, Inc.	(11)	2/26/2015	Crane Service Provider
				Secured Debt		6.52% (L+4.50%, Floor 1.00%)	11/27/2020	7,584	7,300	6,417	(9)

Novetta Solutions, LLC	(11)	6/21/2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.76% (L+5.00%, Floor 1.00%)	10/17/2022	21,060	20,673	20,749	(9)

NTM Acquisition Corp.	(11)	7/12/2016	Provider of B2B Travel Information Content
				Secured Debt		8.00% (L+6.25% ,Floor 1.00%)	6/7/2022	4,879	4,874	4,879	(9)

Ospemifene Royalty Sub LLC (QuatRx)	(10)	7/8/2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt		11.50%	11/15/2026	4,868	4,868	463	(14)

PaySimple, Inc.	(10)	9/9/2019	Leading technology services commerce platform
				Secured Debt		7.28% (L+5.50%, Floor 1.00%)	8/23/2025	15,845	15,586	15,766	(9)

Permian Holdco 2, Inc.	(11)	2/12/2013	Storage Tank Manufacturer
				Unsecured Debt		14.00% PIK	10/15/2021	456	456	341	(19)
				Unsecured Debt		18.00% PIK	6/30/2022	319	319	319	(19)
				Preferred Stock	154,558				799	100	(34)
									1,574	760

Point.360	(10)	7/8/2015	Fully Integrated Provider of Digital Media Services
				Warrants	65,463		7/7/2020		69	-	(38)
				Common Stock	163,658				273	-
									342	-

PricewaterhouseCoopers Public Sector LLP	(11)	5/24/2018	Provider of Consulting Services to Governments
				Secured Debt		9.75% (L+8.00%)	5/1/2026	9,000	8,965	8,865

PT Network, LLC	(10)	11/1/2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt		9.44% (7.44% Current, 2.00% PIK) (L+5.50%, Floor 1.00%)	11/30/2023	8,491	8,491	8,414	(9) (19)

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	12/31/2017	Provider of Outsourced Online Surveying
				Secured Debt		7.41% (L+5.50%, Floor 1.00%)	12/20/2024	18,115	17,590	18,140	(9)

RM Bidder, LLC	(10)	11/12/2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	327,532		10/20/2025		425	-	(32)
				Member Units	2,779				46	18
									471	18

SAFETY Investment Holdings, LLC		4/29/2016	Provider of Intelligent Driver Record Monitoring Software and Services
				Member Units	2,000,000				2,000	2,380

Salient Partners L.P.	(11)	6/25/2015	Provider of Asset Management Services
				Secured Debt		7.69% (L+6.00%, Floor 1.00%)	6/9/2021	6,675	6,657	6,675	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

SMART Modular Technologies, Inc.	(10) (13)	8/18/2017	Provider of Specialty Memory Solutions
				Secured Debt		8.16% (L+6.25%, Floor 1.00%)	8/9/2022	18,484	18,332	18,669	(9)

Staples Canada ULC	(10) (13) (21)	9/14/2017	Office Supplies Retailer
				Secured Debt		8.98% (L+7.00%, Floor 1.00%)	9/12/2024	14,546	14,348	13,530	(9) (22)

TE Holdings, LLC	(11)	12/5/2013	Oil & Gas Exploration & Production
				Member Units	97,048				970	-

TEAM Public Choices, LLC	(10)	10/28/2019	Home-Based Care Employment Service Provider
				Secured Debt		7.75% (L+6.00%, Floor 1.00%)	9/20/2024	16,844	16,680	16,680	(9)

Tectonic Financial, Inc.		5/15/2017	Financial Services Organization
				Common Stock	400,000				2,000	2,620	(8)

TGP Holdings III LLC	(11)	9/30/2017	Outdoor Cooking & Accessories
				Secured Debt		10.25% (L+8.50%, Floor 1.00%)	9/25/2025	5,500	5,440	5,143	(9)

The Pasha Group	(11)	2/2/2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.31% (L+7.50%, Floor 1.00%)	1/26/2023	8,984	8,793	9,074	(9)

TMC Merger Sub Corp.	(11)	12/22/2016	Refractory & Maintenance Services Provider
				Secured Debt		8.53% (L+6.75%, Floor 1.00%)	10/31/2022	15,527	15,394	15,392	(9) (24)

TOMS Shoes, LLC	(11)	11/13/2014	Global Designer, Distributor, and Retailer of Casual Footwear
				Secured Debt		7.46% (L+5.50%, Floor 1.00%)	9/30/2025	571	571	571	(9)
				Secured Debt		6.96% (L+5.00%, Floor 1.00%)	12/31/2025	1,637	1,637	1,637	(9)
				Member Units	16,321				245	245
									2,453	2,453

USA DeBusk LLC	(10)	10/22/2019	Provider of Industrial Cleaning Services
				Secured Debt		7.54% (L+5.75%, Floor 1.00%)	10/22/2024	30,000	29,423	29,423	(9)

U.S. TelePacific Corp.	(11)	9/14/2016	Provider of Communications and Managed Services
				Secured Debt		7.02% (L+5.00%, Floor 1.00%)	5/2/2023	17,088	16,887	16,447	(9)

Vida Capital, Inc	(11)	10/10/2019	Alternative Asset Manager
				Secured Debt		7.93% (L+6.00%)	10/1/2026	18,500	18,232	18,315

VIP Cinema Holdings, Inc.	(11)	3/9/2017	Supplier of Luxury Seating to the Cinema Industry
				Secured Debt		9.91% (L+8.00%, Floor 1.00%)	3/1/2023	10,063	10,030	5,301	(9) (14)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2019

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vistar Media, Inc.	(10)	2/17/2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		10.00% (L+8.00%, Floor 1.00%)	4/3/2023	4,963	4,784	4,939	(9)
				Preferred Stock	70,207				767	1,610
				Warrants	69,675		4/3/2029		-	1,630	(33)
									5,551	8,179

Wireless Vision Holdings, LLC	(10)	9/29/2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		12.57% (11.57% Current, 1.00% PIK) (L+9.65%, Floor 1.00%)	9/29/2022	7,136	7,022	7,129	(9) (19) (23)
				Secured Debt		11.67% (10.67% Current, 1.00% PIK) (L+8.91%, Floor 1.00%)	9/29/2022	6,201	6,132	6,200	(9) (19) (23)
									13,154	13,329

YS Garments, LLC	(11)	8/22/2018	Designer and Provider of Branded Activewear
				Secured Debt		7.60% (L+6.00%, Floor 1.00%)	8/9/2024	14,531	14,412	14,404	(9)

Zilliant Incorporated		6/15/2012	Price Optimization and Margin Management Solutions
				Preferred Stock	186,777				154	260
				Warrants	952,500		6/15/2022		1,071	1,190	(30)
									1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (80.7% of net assets at fair value)									$1,297,587	$1,239,316

Total Portfolio Investments, December 31, 2019 (169.4% of net assets at fair value)									$2,427,718	$2,602,324

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

(25)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(26)	Investment date represents the date of initial investment in the portfolio company.
(27)	Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(28)	Investment date represents the date of initial investment in the portfolio company.
(29)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(30)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(31)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(32)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(33)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(34)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(35)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(36)	Investment is in an underlying Limited Partnership that is managed by the respective Portfolio Company.
(37)	Warrants are presented in equivalent units with a strike price of $1.00 per unit.
(38)	Warrants are presented in equivalent shares with a strike price of $0.75 per share.

MAIN STREET CAPITAL CORPORATION

Notes to Consolidated Financial Statements

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

MSCC was formed in March 2007 to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan (as defined in Note C) portfolio investments, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations for the years ended December 31, 2020, 2019 and 2018, cash flows for the years ended December 31, 2020, 2019 and 2018 and financial position as of December 31, 2020 and 2019, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

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

Portfolio Investment Classification

Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, Main Street has excluded consideration of any voting securities or board appointment rights held by funds advised by the External Investment Manager.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 58 LMM portfolio companies for the year ended December 31, 2020, representing approximately 91% of the total LMM portfolio at fair value as of December 31, 2020, and on a total of 57 LMM portfolio companies for the year ended December 31, 2019, representing approximately 94% of the total LMM portfolio at fair value as of December 31, 2019. Excluding its investments in LMM portfolio companies that, as of December 31, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2020 and 2019 was 99% of the total LMM portfolio at fair value as of both December 31, 2020 and 2019.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 90% and 91% of the Middle Market portfolio investments as of December 31, 2020 and 2019, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 36 Private Loan portfolio companies for the year ended December 31, 2020, representing approximately 66% of the total Private Loan portfolio at fair value as of December, 2020, and on a total of 37 Private Loan portfolio companies for the year ended December 31, 2019, representing approximately 62% of the total Private Loan portfolio at fair value as of December 31, 2019. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2020 and 2019 was 92% and 94% of the total Private Loan portfolio at fair value as of December 31, 2020 and 2019, respectively.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.6% and 4.1% of Main Street’s Investment Portfolio at fair value as of December 31, 2020 and 2019, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of December 31, 2020 and 2019 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

At December 31, 2020, cash balances totaling $29.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of December 31, 2020, Main Street’s total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost. As of December 31, 2019, Main Street’s total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 1.4% of its fair value and 4.8% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the years ended December 31, 2020, 2019, and 2018, (i) approximately 2.8%, 2.0%, and 1.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.8%, 1.0%, and 1.0%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,

	2020	2019	2018

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$173,676	$187,381	$177,103
Dividend income	36,373	49,782	46,471
Fee income	12,565	6,210	9,781
Total interest, fee and dividend income	$222,614	$243,373	$233,355

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2020, 2019 and 2018, approximately 2.7%, 2.7% and 3.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

The Taxable Subsidiaries and the External Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our stockholder’s equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

13.         Recently Issued or Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016 02, Leases, which amended the FASB Accounting Standards Codification and created ASC 842, Leases (“ASC 842”), to require lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months, utilizing a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance in ASC 842 also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Main Street adopted ASC 842 effective January 1, 2019. Under ASC 842, Main Street evaluates leases to determine if the leases are considered financing or operating leases. Main Street currently has one operating lease for office space for which it has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease asset is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

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

In May 2020, the SEC published Release No. 33-10786 (the “May 2020 Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the May 2020 Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. Main Street adopted the rules pursuant to the May 2020 Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on Main Street’s consolidated financial statements was not material.

In December 2020, the SEC published Release No. IC-34084 (the “December 2020 Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of rules amending Rule 18f-4 and Rule 6c-11 to provide an updated, comprehensive approach to the regulation of registered investment companies’, including BDCs’, use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the December 2020 Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers and that the fund’s board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. Main Street will adopt the rules pursuant to the December 2020 Release during the quarter ended March 31, 2021. As Main Street is a limited user of derivatives, the impact of the adoption of these rules on the consolidated financial statements is not expected to be material.

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

As of December 31, 2020 and 2019, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

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

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2020 and 2019:

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$877,732	Discounted cash flow	WACC	9.4% - 21.0%	14.3%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,339,079	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.3%(2)	10.6%	10.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$468,055	Market approach	Third‑party quote	45 - 100.3	94.7	96.5
Total Level 3 investments	$2,684,866

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.4% - 29.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2019		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$819,749	Discounted cash flow	WACC	9.6% - 20.3%	13.6%	14.2%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.9x - 8.5x(2)	7.2x	6.4x
Debt investments	$1,212,741	Discounted cash flow	Risk adjusted discount factor	5.9% - 16.5%(2)	10.4%	10.0%
			Expected principal recovery percentage	1.4% - 100.0%	99.3%	100.0%
Debt investments	$569,834	Market approach	Third‑party quote	28.1 - 101.0	94.7	98.0
Total Level 3 investments	$2,602,324

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.5x - 15.0x and the range for risk adjusted discount factor is 4.6% - 38.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2020 and 2019 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(544,545)	$560,536	$110,099	$(78,866)	$(22,665)	$1,807,134
Equity	809,538	—	(51,251)	114,733	8,938	(38,404)	22,665	866,219
Equity Warrant	10,211	—	(2,245)	—	2,245	1,302	—	11,513
	$2,602,324	$—	$(598,041)	$675,269	$121,282	$(115,968)	$—	$2,684,866

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2018	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2019
Debt	$1,686,753	$—	$(471,923)	$595,285	$35,204	$(43,969)	$(18,775)	$1,782,575
Equity	755,710	—	(24,322)	46,046	(15,287)	26,809	20,582	809,538
Equity Warrant	11,446	—	1,217	316	(1,090)	129	(1,807)	10,211
	$2,453,909	$—	$(495,028)	$641,647	$18,827	$(17,031)	$—	$2,602,324

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

As of December 31, 2019, the fair value determination for the SBIC debentures recorded at fair value primarily consisted of unobservable inputs. As a result, the SBIC debentures which were recorded at fair value were categorized as Level 3. Main Street determined the fair value of these instruments primarily using a Yield-to-Maturity approach that analyzed the discounted cash flows of interest and principal for each SBIC debenture recorded at fair value based on estimated market interest rates for debt instruments of similar structure, terms, and maturity. Main Street’s estimate of the expected repayment date of principal for each SBIC debenture recorded at fair value was the legal maturity date of the instrument. The significant unobservable inputs used in the fair value measurement of Main Street’s SBIC debentures recorded at fair value were the estimated market interest rates used to fair value each debenture using the yield valuation technique described above. As of December 31, 2020, all of the SBIC debentures previously accounted for on a fair value basis have been repaid.

The following tables provide a summary of changes for the Level 3 SBIC debentures recorded at fair value for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Fair Value				Net	Fair Value
	as of				Unrealized	as of
Type of	December 31,		Net Realized	New SBIC	(Appreciation)	December 31,
Investment	2019	Repayments	Loss	Debentures	Depreciation	2020
SBIC debentures at fair value	$21,927	$(22,000)	$533	$—	$(460)	$—

	Fair Value				Net	Fair Value
	as of				Unrealized	as of
Type of	December 31,		Net Realized	New SBIC	(Appreciation)	December 31,
Investment	2018	Repayments	Loss	Debentures	Depreciation	2019
SBIC debentures at fair value	$44,688	$(24,000)	$5,689	$—	$(4,450)	$21,927

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

At December 31, 2020 and 2019, Main Street’s investments and SBIC debentures at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,285,524	$—	$—	$1,285,524
Middle Market portfolio investments	445,609	—	—	445,609
Private Loan portfolio investments	740,370	—	—	740,370
Other Portfolio investments	96,603	—	—	96,603
External Investment Manager	116,760	—	—	116,760
Total investments	$2,684,866	$—	$—	$2,684,866

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,206,865	$—	$—	$1,206,865
Middle Market portfolio investments	522,083	—	—	522,083
Private Loan portfolio investments	692,117	—	—	692,117
Other Portfolio investments	106,739	—	—	106,739
External Investment Manager	74,520	—	—	74,520
Total investments	$2,602,324	$—	$—	$2,602,324
SBIC debentures at fair value	$21,927	$—	$—	$21,927

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

Main Street’s private loan (“Private Loan”) portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Main Street’s other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the year ended December 31, 2020, 2019, and 2018, are net of expenses allocated to the External Investment Manager of $7.4 million, $6.7 million, and $6.8 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2020 and 2019, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	63
Fair value	$1,285.5	$445.6	$740.4
Cost	$1,104.6	$488.9	$769.0
Debt investments as a % of portfolio (at cost)	65.8%	93.0%	93.8%
Equity investments as a % of portfolio (at cost)	34.2%	7.0%	6.2%
% of debt investments at cost secured by first priority lien	98.1%	92.4%	95.4%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.7%
Average EBITDA (c)	$5.3	$76.5	$58.1

(a)	At December 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	69	51	65
Fair value	$1,206.9	$522.1	$692.1
Cost	$1,002.2	$572.3	$734.8
Debt investments as a % of portfolio (at cost)	65.9%	94.8%	94.6%
Equity investments as a % of portfolio (at cost)	34.1%	5.2%	5.4%
% of debt investments at cost secured by first priority lien	98.1%	91.3%	95.4%
Weighted-average annual effective yield (b)	11.8%	8.6%	9.5%
Average EBITDA (c)	$5.1	$85.0	$57.8

(a)	At December 31, 2019, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 42%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

As of December 31, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% of Main Street’s Investment Portfolio at fair value. As of December 31, 2019, Main Street had Other Portfolio investments in eleven companies, collectively totaling approximately $106.7 million in fair value and approximately $118.4 million in cost basis and which comprised approximately 4.1% of Main Street’s Investment Portfolio at fair value.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2020, there was a $29.5 million cost basis in this investment and the investment had a fair value of approximately $116.8 million, which comprised approximately 4.3% of Main Street’s Investment Portfolio at fair value. As of December 31, 2019, there was no cost basis in this investment and the investment had a fair value of approximately $74.5 million, which comprised approximately 2.9% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2020	December 31, 2019
First lien debt	77.0%	78.2%
Equity	19.0%	17.2%
Second lien debt	2.7%	3.5%
Equity warrants	0.5%	0.6%
Other	0.8%	0.5%
	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
First lien debt	70.0%	70.1%
Equity	26.4%	26.0%
Second lien debt	2.4%	3.0%
Equity warrants	0.4%	0.4%
Other	0.8%	0.5%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2020	December 31, 2019
Southwest	24.3%	25.0%
Northeast	22.6%	14.8%
West	21.0%	24.6%
Midwest	18.2%	20.6%
Southeast	12.8%	13.2%
Canada	1.1%	1.2%
Other Non-United States	0.0%	0.6%
	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
Southwest	24.7%	26.7%
Northeast	21.7%	14.4%
West	21.4%	25.1%
Midwest	19.7%	20.6%
Southeast	11.5%	11.6%
Canada	1.0%	1.1%
Other Non-United States	0.0%	0.5%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2020	December 31, 2019
Machinery	6.4%	7.7%
Construction & Engineering	6.0%	5.4%
Aerospace & Defense	5.9%	4.9%
Internet Software & Services	5.2%	4.1%
Health Care Providers & Services	5.1%	4.5%
Professional Services	5.1%	2.9%
Commercial Services & Supplies	4.7%	6.1%
Energy Equipment & Services	4.5%	5.4%
Software	4.4%	2.4%
Leisure Equipment & Products	4.2%	3.8%
IT Services	4.0%	4.6%
Communications Equipment	3.3%	3.1%
Oil, Gas & Consumable Fuels	3.2%	3.6%
Specialty Retail	3.1%	3.1%
Hotels, Restaurants & Leisure	2.6%	3.7%
Diversified Telecommunication Services	2.6%	3.9%
Food Products	2.6%	3.0%
Tobacco	2.2%	—%
Media	2.1%	5.3%
Distributors	2.1%	1.1%
Diversified Financial Services	2.1%	1.9%
Electronic Equipment, Instruments & Components	1.9%	3.5%
Containers & Packaging	1.6%	1.7%
Computers & Peripherals	1.5%	2.3%
Building Products	1.4%	1.3%
Life Sciences Tools & Services	1.4%	—%
Household Durables	1.3%	0.2%
Trading Companies & Distributors	1.2%	—%
Diversified Consumer Services	1.0%	0.4%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	1.0%	1.0%
Chemicals	0.9%	1.0%
Construction Materials	0.5%	1.0%
Road & Rail	0.4%	1.4%
Other (1)	3.5%	4.7%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	December 31, 2020	December 31, 2019
Machinery	8.1%	9.9%
Construction & Engineering	6.1%	5.6%
Aerospace & Defense	5.7%	4.7%
Health Care Providers & Services	5.2%	4.3%
Software	4.6%	2.7%
Commercial Services & Supplies	4.5%	5.5%
Internet Software & Services	4.5%	3.8%
Leisure Equipment & Products	4.0%	3.5%
Professional Services	4.0%	2.2%
IT Services	3.8%	4.8%
Specialty Retail	3.4%	3.4%
Energy Equipment & Services	3.0%	4.9%
Diversified Consumer Services	3.0%	2.2%
Computers & Peripherals	2.9%	3.8%
Communications Equipment	2.7%	2.7%
Oil, Gas & Consumable Fuels	2.7%	3.2%
Media	2.5%	4.7%
Diversified Financial Services	2.3%	2.1%
Food Products	2.2%	2.7%
Distributors	2.1%	1.0%
Tobacco	2.1%	—%
Diversified Telecommunication Services	2.0%	3.3%
Hotels, Restaurants & Leisure	2.0%	3.3%
Containers & Packaging	1.7%	1.7%
Building Products	1.4%	1.2%
Life Sciences Tools & Services	1.4%	—%
Construction Materials	1.4%	1.5%
Electronic Equipment, Instruments & Components	1.3%	2.7%
Household Durables	1.3%	0.1%
Trading Companies & Distributors	1.2%	—%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	0.9%	1.0%
Road & Rail	0.6%	1.5%
Other (1)	4.4%	5.0%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At December 31, 2020 and 2019, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. The amendments become effective on January 1, 2021, but the SEC allowed for early application. Main Street elected to apply these revisions effective June 30, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with the revised rules, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X, as interpreted by the SEC, require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of December 31, 2020, 2019 and 2018, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1., the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which was the investment advisor to MSC Income at the time, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager was entitled to 50% of the annual base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with MSC Income. Effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). The Advisory Agreement includes a 1.75% annual management fee, reduced from 2.00%, and the same incentive fee as under MSC Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously).

The External Investment Manager agreed to waive the historical incentive fees otherwise earned through December 31, 2018. During the year ended December 31, 2020, the External Investment Manager earned $10.7 million in base management fee income and no incentive fees compared to $11.1 million of base management fees and $2.0 million in incentive fees in 2019 and $11.6 million of base management fees in 2018 for the investment advisory services provided to MSC Income.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2020, 2019 and 2018, Main Street allocated $7.4 million, $6.7 million and $6.8 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2020, 2019 and 2018, the total contribution to Main Street’s net investment income was $9.9 million, $11.7 million and $10.6 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is as follows:

	As of	As of
	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—MSC Income Fund	3,520	2,708
Total assets	$3,520	$2,708
Accounts payable to MSCC and its subsidiaries	$2,423	$1,592
Dividend payable to MSCC and its subsidiaries	1,097	1,116
Equity	—	—
Total liabilities and equity	$3,520	$2,708

	Twelve Months Ended
	December 31,
	2020	2019	2018

	(dollars in thousands)
Management fee income	$10,665	$11,116	$11,592
Incentive fees	—	1,972	—
Total revenues	10,665	13,088	11,592
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(4,984)	(4,388)	(4,324)
Other G&A expenses	(2,445)	(2,284)	(2,444)
Total allocated expenses	(7,429)	(6,672)	(6,768)
Pre‑tax income	3,236	6,416	4,824
Tax expense	(745)	(1,427)	(1,002)
Net income	$2,491	$4,989	$3,822

NOTE E—DEBT

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$309,800	$(5,828)	$303,972	$309,907
Credit Facility	269,000	-	269,000	269,000
4.50% Notes due 2022	185,000	(1,164)	183,836	194,938
5.20% Notes due 2024	450,000	1,817	451,817	488,102
Total Debt	$1,213,800	$(5,175)	$1,208,625	$1,261,947

Summary of debt as of December 31, 2019 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs/Premiums and Fair Value Adjustments	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$311,800	$(5,612)	$306,188	$310,210
Credit Facility	300,000	-	300,000	300,000
4.50% Notes due 2022	185,000	(1,771)	183,229	194,812
5.20% Notes due 2024	325,000	(405)	324,595	350,929
Total Debt	$1,121,800	$(7,788)	$1,114,012	$1,155,951

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825.

Summarized interest expense for the twelve months ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
SBIC Debentures	$11,867	$12,739	$12,754
Credit Facility	9,232	10,974	11,723
6.125% Notes	-	-	1,464
4.50% Notes Due 2019	-	7,881	8,597
4.50% Notes Due 2022	8,932	8,932	8,955
5.20% Notes Due 2024	19,556	9,732	-
Total Interest Expense	$49,587	$50,258	$43,493

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $309.8 million and $311.8 million at December 31, 2020 and 2019, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the year ended December 31, 2020, Main Street issued $40.0 million of SBIC debentures and prepaid the remaining $42.0 million of existing MSC II SBIC debentures. As a result of this prepayment, Main Street recognized a realized loss of $0.5 million, due primarily to the write-off of the related unamortized deferred financing costs. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.4% and 3.6% as of December 31, 2020 and 2019, respectively. The first principal maturity due under the existing SBIC debentures is in 2021, and the weighted-average remaining duration as of December 31, 2020 was approximately 5.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of December 31, 2020, the recorded value of the SBIC debentures was $304.0 million, which consisted of (i)  $134.8 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $133.3 million that was net of unamortized debt issuance costs of $1.5 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $170.7 million that was net of unamortized debt issuance costs of $4.3 million.

The maturity dates and fixed interest rates for Main Street’s SBIC Debentures as of December 31, 2020 and 2019 are summarized in the following table:

		Fixed
		Interest	December 31,	December 31,
Maturity Date		Rate	2020	2019
9/1/2020		3.50%	$-	$35,000,000
9/1/2020		3.93%	-	2,000,000
3/1/2021		4.37%	10,000,000	10,000,000
3/1/2021		4.60%	20,000,000	20,000,000
9/1/2021		3.39%	10,000,000	10,000,000
9/1/2022		2.53%	-	5,000,000
3/1/2023		3.16%	16,000,000	16,000,000
3/1/2024		3.95%	39,000,000	39,000,000
3/1/2024		3.55%	24,800,000	24,800,000
3/1/2027		3.52%	40,400,000	40,400,000
9/1/2027		3.19%	34,600,000	34,600,000
3/1/2028		3.41%	43,000,000	43,000,000
9/1/2028		3.55%	32,000,000	32,000,000
3/1/2030		2.35%	15,000,000	-
9/1/2030		1.13%	10,000,000	-
9/1/2030		1.31%	10,000,000	-
3/1/2031	(1)	0.81%	5,000,000	-
Ending Balance			$309,800,000	$311,800,000

(1)	The interest rate for this tranche of SBIC debentures represents an initial rate that has not been fixed by the SBA as of December 31, 2020. In March 2021, the rate for this tranche of SBIC debentures will be determined and, thereafter, the rate will be fixed for the ensuing 10 years.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $780.0 million from a diversified group of 19 lenders. The Credit Facility matures in September 2023 and contains an accordion feature which allows Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of the most recent reset date for the period ended December 31, 2020) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of December 31, 2020) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility is provided on a revolving basis through its final maturity date in September 2023, and contains two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval.

As of December 31, 2020, the interest rate on the Credit Facility was 2.0%. The average interest rate for borrowings under the Credit Facility was 2.5% and 4.1% for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, Main Street was in compliance with all financial covenants of the Credit Facility.

6.125% Notes

In April 2013, Main Street issued $92.0 million, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 6.125% Notes due 2023 (the “6.125% Notes”). The 6.125% Notes bore interest at a rate of 6.125% per year payable quarterly on January 1, April 1, July 1 and October 1 of each year. On April 2, 2018, Main Street redeemed the entire principal amount of the issued and outstanding 6.125% Notes, effective April 1, 2018 (the “Redemption Date”), at par value plus the accrued and unpaid interest thereon from January 1, 2018 through, but excluding, the Redemption Date. As part of the redemption, Main Street recognized a realized loss on extinguishment of debt of $1.5 million in the second quarter of 2018 related to the write-off of the related unamortized deferred financing costs.

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

4.50% Notes due 2022

In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $182.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of December 31, 2020, Main Street was in compliance with these covenants.

5.20% Notes

In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. In December 2019, Main Street issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0% and, in July 2020, Main Street issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $451.4 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the Trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of December 31, 2020, Main Street was in compliance with these covenants.

Contractual Payment Obligations

A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2020 is as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
SBIC debentures	$40,000	$—	$16,000	$63,800	$—	$190,000	$309,800
4.50% Notes due 2022	—	185,000	—	—	—	—	185,000
5.20% Notes due 2024	—	—	—	450,000	—	—	450,000
Credit Facility	—	—	269,000	—	—	—	269,000
Total	$40,000	$185,000	$285,000	$513,800	$—	$190,000	$1,213,800

Senior Securities

Information about Main Street’s senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

	Total Amount
	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage	Preference	Market Value
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
	(dollars in
	thousands)
SBIC Debentures
2011	$220,000	2,202	—	N/A
2012	225,000	2,763	—	N/A
2013	200,200	2,476	—	N/A
2014	225,000	2,323	—	N/A
2015	225,000	2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
Credit Facility
2011	$107,000	2,202	—	N/A
2012	132,000	2,763	—	N/A
2013	237,000	2,476	—	N/A
2014	218,000	2,323	—	N/A
2015	291,000	2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
6.125% Notes
2014	$90,823	2,323	—	$24.78
2015	90,738	2,368	—	25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
4.50% Notes Due 2019
2015	$175,000	2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
4.50% Notes Due 2022
2017	$185,000	2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
2020	185,000	2,244	—	N/A
5.20% Notes Due 2024
2019	$325,000	2,363	—	N/A
2020	450,000	2,244	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)

Asset coverage per unit is the ratio of the carrying value of Main Street’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)

The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Average market value per unit for the 6.125% Notes represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for the SBIC debentures, Credit Facility, 4.50% Notes due 2019, 4.50% Notes and 5.20% Notes are not applicable because these are not registered for public trading.

NOTE F—FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2020	2019	2018	2017	2016
NAV at the beginning of the period	$23.91	$24.09	$23.53	$22.10	$21.24
Net investment income(1)	2.10	2.50	2.60	2.39	2.23
Net realized loss(1)(2)	(1.77)	(0.33)	(0.03)	0.19	0.56
Net unrealized appreciation (depreciation)(1)(2)	(0.09)	(0.09)	0.32	0.86	(0.14)
Income tax benefit (provision)(1)(2)	0.21	(0.02)	(0.09)	(0.43)	0.02
Net increase (decrease) in net assets resulting from operations(1)	0.45	2.06	2.80	3.01	2.67
Dividends paid	(2.46)	(2.91)	(2.85)	(2.79)	(2.73)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.41	0.55	0.47	1.07	0.76
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.12	0.09	0.06	0.08
Other(3)	(0.04)	0.01	0.06	0.09	0.09
NAV at the end of the period	$22.35	$23.91	$24.09	$23.53	$22.10
Market value at the end of the period	$32.26	$43.11	$33.81	$39.73	$36.77
Shares outstanding at the end of the period	67,762,032	64,252,937	61,264,861	58,660,680	54,354,857

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Twelve Months Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
NAV at end of period	$1,514,767	$1,536,390	$1,476,049	$1,380,368	$1,201,481
Average NAV	$1,436,291	$1,517,615	$1,441,163	$1,287,639	$1,118,567
Average outstanding debt	$1,152,108	$1,055,800	$947,694	$843,993	$801,048
Ratio of total expenses, including income tax expense, to average NAV (1)	4.95%	5.75%	5.75%	7.37%	5.48%
Ratio of operating expenses to average NAV (2)	5.89%	5.67%	5.32%	5.47%	5.59%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.44%	2.36%	2.30%	2.63%	2.58%
Ratio of net investment income to average NAV	9.60%	10.37%	10.87%	10.51%	10.35%
Portfolio turnover ratio	18.00%	18.86%	29.13%	38.18%	24.63%
Total investment return (3)	(19.11)%	36.86%	(8.25)%	16.02%	37.36%
Total return based on change in NAV (4)	1.91%	8.78%	12.19%	14.20%	12.97%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager.
(3)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(4)	Total return is based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays monthly dividends to its stockholders. Its monthly dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2020, Main Street paid monthly dividends of $0.205 per share for each month of January through December 2020. The 2020 monthly dividends, which total $161.1 million, or $2.460 per share, represent a 1.9% increase from the monthly dividends paid per share for the year ended 2019. During 2019, Main Street also paid supplemental dividends of $0.250 per share in June 2019 and $0.240 per share in December 2019.

For tax purposes, the 2020 dividends, which included the effects of dividends on an accrual basis, total $2.255 per share and were comprised of (i) ordinary income totaling approximately $2.061 per share, and (ii) qualified dividend income totaling approximately $0.194 per share. As of December 31, 2020, Main Street estimates that it has generated undistributed taxable income of approximately $38.2 million, or $0.56 per share, that will be carried forward toward distributions to be paid in 2021.

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

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital. The tax character of distributions paid for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Twelve Months Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Ordinary income(1)	$135,128	$166,280	$136,934
Qualified dividends	12,398	15,451	12,277
Distributions of long term capital gains	—	1,858	22,513
Distributions on tax basis	$147,526	$183,589	$171,724

(1)	The years ended December 31, 2020, 2019 and 2018 include $1.5 million, $1.6 million and $1.4 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
	2020	2019	2018

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$29,383	$129,569	$168,213
Book‑tax difference from share‑based compensation expense	5,139	(354)	(1,430)
Net unrealized (appreciation) depreciation	5,622	5,754	(19,275)
Income tax provision (benefit)	(13,541)	1,242	6,152
Pre-tax book (income) loss not consolidated for tax purposes	37,420	(30,690)	(454)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	93,025	65,686	17,649
Estimated taxable income(1)	157,048	171,207	170,855
Taxable income earned in prior year and carried forward for distribution in current year	29,107	41,489	42,357
Taxable income earned prior to period end and carried forward for distribution next period	(38,248)	(42,281)	(53,436)
Dividend payable as of period end and paid in the following period	13,889	13,174	11,948
Total distributions accrued or paid to common stockholders	$161,796	$183,589	$171,724

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Twelve Months Ended
	December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$497	$1,019	$(2,398)
State	(1,554)	1,408	1,688
Excise	1,647	1,119	1,029
Total current tax expense (benefit)	590	3,546	319
Deferred tax expense (benefit):
Federal	(13,082)	(1,267)	3,763
State	(1,049)	(1,037)	2,070
Total deferred tax expense (benefit)	(14,131)	(2,304)	5,833

Total income tax provision (benefit)	$(13,541)	$1,242	$6,152

MSCC operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSCC will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between Main Street’s reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

As of December 31, 2020, the cost of investments for U.S. federal income tax purposes was $2,352.9 million, with such investments having a gross unrealized appreciation of $544.8 million and gross unrealized depreciation of $212.8 million.

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2020 and 2019. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2020 and 2019 (amounts in thousands):

	Years Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$41,691	$32,778
Interest Expense Carryforwards	9,779	10,079
Capital loss carryforwards	929	—
Other	2,315	2,041
Total deferred tax assets	54,714	44,898
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(28,351)	(31,851)
Net basis differences in portfolio investments	(28,955)	(29,196)
Total deferred tax liabilities	(57,306)	(61,047)
Total deferred tax asset (liabilities), net	$(2,592)	$(16,149)

The net deferred tax liability at December, 31, 2020 was $2.6 million compared to $16.1 million at December 31, 2019, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At December 31, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Any net operating losses generated in 2019 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2019 may be limited in the future under the provisions of the Code. At December 31, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net capital loss carryforward totaling approximately $4.2 million which, if unused, will expire in five years. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward. In addition, for the year ended December 31, 2020, for U.S. federal income tax purposes at the RIC level, MSCC had net capital loss carryforwards totaling approximately $103.0 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSCC maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).

During the year ended December 31, 2020, Main Street sold 2,645,778 shares of its common stock at a weighted-average price of $32.10 per share and raised $84.9 million of gross proceeds under the ATM Program. Net proceeds were $83.8 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2020, sales transactions representing 87,179 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of December 31, 2020, 5,713,372 shares remained available for sale under the ATM Program.

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

NOTE I—DIVIDEND REINVESTMENT PLAN

The dividend reinvestment feature of Main Street’s dividend reinvestment and direct stock purchase plan (the “DRIP”) provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of MSCC common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSCC’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan for their clients.

Summarized DRIP information for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended
	December 31,
	2020	2019	2018

	($ in millions)
Total dividends paid	$161.1	$182.8	$170.9
DRIP participation	$16.2	$18.1	$14.9
Shares issued for DRIP	517,796	441,927	394,403

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2020.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Restricted stock available for issuance as of December 31, 2020	1,516,674

As of December 31, 2020, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Restricted stock available for issuance as of December 31, 2020	256,651

For the years ended December 31, 2020, 2019 and 2018, Main Street recognized total share-based compensation expense of $10.8 million, $10.1 million and $9.2 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of December 31, 2020, there was $12.2 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.8 years as of December 31, 2020.

NOTE K—COMMITMENTS AND CONTINGENCIES

At December 31, 2020, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Funds
Congruent Credit Opportunities Fund II, LP	$8,488
Congruent Credit Opportunities Fund III, LP	8,117
$16,605

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$251
EnCap Energy Capital Fund X, L.P.	1,325
EnCap Flatrock Midstream Fund II, L.P.	4,592
EnCap Flatrock Midstream Fund III, L.P.	402
$6,570

EIG Fund Investments	$3,735

Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000

Freeport Fund Investments
Freeport Financial SBIC Fund LP	1,375
Freeport First Lien Loan Fund III LP	1,715
$3,090

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund Investments
UnionRock Energy Fund II, LP	$2,248

Harris Preston Fund Investments

Amount
HPEP 3, L.P.	$1,929

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

MS Private Loan Fund I, LP	$214

Total equity commitments	$40,991

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Eastern Wholesale Fence LLC	$8,143
SI East, LLC	7,500
Adams Publishing Group, LLC	5,000
Bolder Panther Group, LLC	5,000
Classic H&G Holdco, LLC	4,000
Electronic Transaction Consultants, LLC	3,704
GS HVAM Intermediate, LLC	3,636
Market Force Information, LLC	3,400
Ian, Evan & Alexander Corporation (EverWatch)	3,333
Hunter Defense Technologies, Inc.	3,230
NinjaTrader, LLC	3,078
Arcus Hunting LLC	2,892
RTIC Subsidiary Holdings, LLC	2,740
Echo US Holdings, LLC.	2,586
Superior Rigging & Erecting Co.	2,500
Klein Hersh, LLC	2,500
Nebraska Vet AcquireCo, LLC	2,500
Pearl Meyer Topco LLC	2,488
Fortna, Inc.	2,027
PPL RVs, Inc.	2,000
Hawk Ridge Systems, LLC	2,000
Lynx FBO Operating LLC	1,875
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
GRT Rubber Technologies LLC	1,340
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
Tedder Industries, LLC	1,200
Project BarFly, LLC	1,127
CompareNetworks Topco, LLC	1,000
NRI Clinical Research, LLC	1,000
Invincible Boat Company, LLC.	864
Mystic Logistics Holdings, LLC	800
DTE Enterprises RLOC	750
PT Network, LLC	658
ASC Interests, LLC	600
Jensen Jewelers of Idaho, LLC	500
Coastal Television Broadcasting Holdings LLC	500
Clickbooth.com, LLC	457
American Nuts, LLC	281
Dynamic Communities, LLC	250

Total loan commitments	$96,309

Total commitments	$137,300

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of December 31, 2020.

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

Total operating lease cost incurred by Main Street for each of the years ended December 31, 2020 and 2019 and 2018 was $0.7 million. As of December 31, 2020, the asset related to the operating lease was $4.3 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $5.0 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of December 31, 2020, the remaining lease term was 7.1 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of December 31, 2020 (in thousands):

For the Years Ended December 31,	Amount
2021	$776
2022	790
2023	804
2024	818
2025	832
Thereafter	1,779
Total	$5,799

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

NOTE L – SELECTED QUARTERLY DATA (UNAUDITED)

	2020
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$56,150	$52,007	$51,954	$62,503
Net investment income	$36,545	$31,294	$30,462	$39,644
Net increase in net assets resulting from operations	$(171,438)	$43,369	$78,195	$79,257
Net investment income per share — basic and diluted	$0.57	$0.48	$0.46	$0.59
Net increase in net assets resulting from operations per share — basic and diluted	$(2.66)	$0.66	$1.18	$1.19

	2019
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$61,365	$61,293	$60,068	$60,649
Net investment income	$39,491	$39,617	$39,012	$39,247
Net increase in net assets resulting from operations	$41,401	$38,254	$33,902	$16,014
Net investment income per share — basic and diluted	$0.64	$0.63	$0.62	$0.62
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.61	$0.54	$0.25

	2018
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$55,942	$59,869	$58,263	$59,280
Net investment income	$36,975	$39,512	$38,075	$42,083
Net increase in net assets resulting from operations	$34,517	$55,451	$68,740	$9,505
Net investment income per share — basic and diluted	$0.63	$0.66	$0.63	$0.69
Net increase in net assets resulting from operations per share — basic and diluted	$0.59	$0.93	$1.13	$0.16

NOTE M—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At December 31, 2020, Main Street had a receivable of approximately $3.5 million due from the External Investment Manager, which included (i) approximately $2.4 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.1 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2020, $11.9 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan).  Of this amount, $5.2 million had been deferred into phantom Main Street stock units, representing 160,352 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with MS Private Loan Fund I, LP, a private investment fund with a strategy to invest in Private Loan portfolio investments (the “Private Loan Fund”), pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which Main Street generally refers to as “Private Loan” investments. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have a direct pecuniary interests in the Private Loan Fund.

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt capital on terms approved by our Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023. Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing.

NOTE N—SUBSEQUENT EVENTS

In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million.

During February 2021, Main Street declared monthly dividends of $0.205 per share for each month of April, May and June of 2021. These monthly dividends equal a total of $0.615 per share for the second quarter of 2021, unchanged from the monthly dividends paid in the second quarter of 2020. Including the monthly dividends declared for the second quarter of 2021, Main Street will have paid $30.830 per share in cumulative dividends since its October 2007 initial public offering.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on financial statement schedule

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the consolidated financial statements of Main Street Capital Corporation and subsidiaries (the “Company”) referred to in our report dated February 26, 2021, which is included in the annual report on Form 10-K. Our audits of the consolidated financial statements also included the audit of the financial statement schedule (listed in the index appearing under Item 15(2)). In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

Basis for opinion

This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ GRANT THORNTON LLP

Houston, Texas

February 26, 2021

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2020

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(410)	$38	$2,440	$—	$410	$2,030
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	29	1,154	7,104	18,239	17,300	8,043
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	3,291	27,801	53	65	27,789
	Preferred Member Units	(9)	—	—	1,092	7,163	1,092	—	8,255
	Preferred Member Units	(9)	—	(1,141)	250	7,382	—	1,141	6,241
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	49	1,195	10,781	72	—	10,853
	Member Units	(5)	—	(1,020)	587	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	(11)	113	1,137	—	37	1,100
	Member Units	(5)	—	70	—	460	70	—	530
CMS Minerals Investments	Member Units	(9)	—	(69)	—	1,900	—	276	1,624
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	125	1,798	—	16,000	1,784	14,216
	Preferred Member Units	(8)	—	6,623	87	—	14,940	—	14,940
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	43	1,123	8,288	2,075	2,410	7,953
	Preferred Member Units	(9)	—	3,770	632	3,010	3,770	—	6,780
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	(110)	1,934	15,707	37	737	15,007
	Preferred Stock	(9)	—	(820)	—	20,200	—	820	19,380
Gamber-Johnson Holdings, LLC	LIBOR Plus 7.00% (Floor 2.00%)	(5)	—	(41)	1,776	19,022	1,640	824	19,838
	Member Units	(5)	—	(920)	3,537	53,410	—	920	52,490
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	1,294	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,550)	3,542	47,450	—	2,550	44,900
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	—	—	12,776	12,776	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	993	993	—
	Preferred Stock	(9)	(1,140)	1,140	—	—	1,140	1,140	—
	Common Stock	(9)	(2,849)	2,983	—	—	2,849	2,849	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	(2,406)	(3,054)	—	9,560	100	9,660	—
IDX Broker, LLC	11.00% Secured Debt	(9)	—	(42)	711	13,400	42	13,442	—
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	—	15,040	—
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(14)	423	4,000	14	614	3,400
	Member Units	(9)	—	(650)	683	8,270	—	650	7,620
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	—	—	2,947	24,982	1,433	4,146	22,269
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.00% Secured Debt	(5)	—	—	357	3,939	—	30	3,909
	Member Units	(5)	—	—	84	1,160	—	—	1,160
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	—	(11,762)	242	22,621	2,794	11,853	13,562
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	116	2,695	1,791	2,886	1,600
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—
MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(322)	1,181	8,890	32	642	8,280
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(2,400)	—	4,770	—	2,400	2,370
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	148	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	256	119	3,644	256	3,900	—
	Member Units	(9)	(4,240)	3,239	1	—	101	101	—
	9.50% Secured Debt	(9)	—	—	30	701	19	720	—
	Member Units	(9)	—	(850)	20	1,640	709	2,349	—
MSC Adviser I, LLC	Member Units	(8)	—	12,740	2,491	74,520	42,240	—	116,760
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	—	—	814	6,253	990	520	6,723
	Common Stock	(6)	—	580	203	8,410	580	—	8,990
OMi Holdings, Inc.	Common Stock	(8)	—	3,430	2,343	16,950	3,430	—	20,380
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	—	—	3,356	—	37,202	—	37,202
	Member Units	(6)	—	2,940	538	—	16,740	800	15,940

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	25	1,204	12,118	188	500	11,806
	Common Stock	(8)	—	1,570	690	9,930	1,570	—	11,500
Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	13.00% Secured Debt	(8)	—	44	877	6,397	—	—	6,397
	Preferred Member Units	(8)	—	(2,890)	—	13,390	—	2,890	10,500
	Warrants	(8)	—	(220)	—	1,090	—	220	870
Quality Lease Service, LLC	Member Units	(7)	—	(4,880)	—	9,289	301	5,130	4,460
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	—	—	1,105	9,102	22	480	8,644
	Common Stock	(7)	—	1,375	116	4,655	1,375	—	6,030
Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	268	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(929)	—	4,089	—	929	3,160
	Common Stock	(9)	(3,586)	3,296	—	409	3,296	3,705	—
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	—	(21)	66	1,000	—	21	979
	12.00% Secured Debt	(8)	—	—	76	625	—	—	625
	14.00% Secured Debt	(8)	—	—	391	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	511	—	1,269	511	—	1,780
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	(19,698)	17,442	50	6,387	17,442	23,829	—
	Preferred Member Units	(5)	(9,376)	9,660	—	(284)	9,660	9,376	—
	Member Units	(5)	(1)	—	—	—	1	1	—
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	724	5,210	74	410	4,874
	Preferred Member Units	(8)	—	—	—	3,200	—	—	3,200
	Warrants	(8)	—	(306)	—	316	—	306	10
ASC Interests, LLC	13.00% Secured Debt	(8)	—	—	237	1,639	100	24	1,715
	Member Units	(8)	—	(170)	—	1,290	—	170	1,120
ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(1,332)	282	4,521	179	1,353	3,347
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—
Bolder Panther Group, LLC	LIBOR Plus 9.00% (Floor 1.50%)	(9)	—	—	579	—	27,225	—	27,225
	Preferred Member Units	(9)	—	—	—	—	10,194	—	10,194
	Preferred Member Units	(9)	—	—	—	—	14,000	—	14,000
Bond-Coat, Inc.	15.00% Secured Debt	(8)	(3)	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(6,260)	—	8,300	—	6,260	2,040
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,012	8,989	20	496	8,513
	Preferred Member Units	(9)	—	1,570	120	4,280	1,570	—	5,850
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	1,771	7,797	606	—	8,403
	Warrants	(6)	—	(280)	—	3,500	—	280	3,220
	13.00% Secured Debt	(6)	—	—	135	996	2	—	998
	Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(4,770)	954	50,850	—	4,770	46,080
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	1,480	12,136	25	612	11,549
	Preferred Member Units	(8)	—	320	120	5,840	320	—	6,160
Chamberlin Holding LLC	LIBOR Plus 8.00% (Floor 1.00%)	(8)	—	(47)	1,942	17,773	47	2,608	15,212
	Member Units	(8)	—	4,030	4,134	24,040	4,030	—	28,070
	Member Units	(8)	—	(455)	68	1,450	275	455	1,270
Charps, LLC	15.00% Secured Debt	(5)	—	—	258	2,000	—	1,331	669
	8.67% Current / 1.33% PIK	(5)	—	1,716	1,499	—	8,903	428	8,475
	Preferred Member Units	(5)	—	2,718	559	6,920	3,600	—	10,520
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	125	747
Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	389	—	10,142	389	—	10,531
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	1,026	2,177	18,452	1,072	1,447	18,077
	Preferred Member Units	(5)	—	4,661	200	5,174	4,661	—	9,835
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	428	4,515	4	—	4,519
	Member Units	(8)	—	(1,150)	—	2,560	—	1,150	1,410
Gulf Manufacturing, LLC	Member Units	(8)	—	(2,920)	135	7,430	—	2,920	4,510
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	—	—	27	280	17	47	250
	6.25% Current / 6.25% PIK	(8)	—	(1,091)	1,650	12,493	1,055	1,504	12,044
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	693	(319)	—	3,157	52	507	2,702
	LP Interests (2717 HPP-MH, L.P.)	(8)	—	—	—	—	250	—	250
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(2,520)	104	7,970	—	2,520	5,450

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
J&J Services, Inc.	11.50% Secured Debt	(7)	—	103	1,943	17,430	170	4,800	12,800
	Preferred Stock	(7)	—	5,595	—	7,160	5,595	75	12,680
KBK Industries, LLC	Member Units	(5)	—	(2,270)	454	15,470	—	2,270	13,200
NAPCO Precast, LLC	Member Units	(8)	—	1,340	642	14,760	1,340	—	16,100
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	—	—	223	—	10,395	—	10,395
	Preferred Member Units	(5)	—	—	—	—	6,500	—	6,500
NexRev LLC	11.00% PIK Secured Debt	(8)	—	(289)	1,973	17,469	201	944	16,726
	Preferred Member Units	(8)	—	(4,840)	(35)	6,310	—	4,840	1,470
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	—	(47)	752	5,981	1,566	1,927	5,620
	Warrants	(9)	—	260	—	1,230	260	—	1,490
	Member Units	(9)	—	612	548	4,988	1,160	548	5,600
NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	764	6,376	—	4,296	2,080
	Member Units	(5)	1,279	(1,889)	384	4,710	—	1,889	2,821
NuStep, LLC	12.00% Secured Debt	(5)	—	—	2,444	19,703	196	2,706	17,193
	Preferred Member Units	(5)	—	580	—	10,200	580	—	10,780
Pegasus Research Group, LLC	Member Units	(8)	—	660	491	8,170	660	—	8,830
Project BarFly, LLC	Member Units	(5)	—	—	—	—	1,584	—	1,584
	7.00% Secured Debt	(5)	(8,591)	8,961	—	7,736	2,438	10,174	—
	7.00% Secured Debt	(5)	(110)	—	—	—	110	110	—
	Warrants	(5)	(607)	607	—	—	607	607	—
	7.00% Secured Debt	(5)	—	—	3	—	343	—	343
	Warrants	(5)	(473)	473	—	—	473	473	—
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	28	—	722	28	750	—
	Member Units	(8)	4,015	(3,840)	187	4,990	—	4,990	—
	Member Units	(8)	—	71	—	3,169	71	—	3,240
Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	2,097	16,912	29	640	16,301
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136
UnionRock Energy Fund II, LP	LP Interests	(9)	—	—	—	—	2,894	—	2,894
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(8,069)	4,251	9	(3,172)	—	—	—
Total Control investments			(59,594)	37,924	81,155	1,032,721	336,485	258,653	1,113,725
Affiliate Investments
AAC Holdings, Inc.	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	(11,210)	4,568	119	11,530	21,359	23,702	9,187
	Common Stock	(7)	—	—	—	—	3,148	—	3,148
	Warrants	(7)	—	2,938	—	—	2,938	—	2,938
AFG Capital Group, LLC	10.00% Secured Debt	(8)	—	—	66	838	—	347	491
	Preferred Member Units	(8)	—	630	—	5,180	630	—	5,810
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	3,729	—	8,540	7,470	—	16,010
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	668	4,698	75	51	4,722
	Preferred Member Units	(8)	—	—	20	131	20	—	151
	Member Units	(8)	—	(10)	—	290	—	10	280
Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	—	(138)	982	13,244	138	13,382	—
	Member Units	(6)	—	(230)	619	6,270	—	230	6,040
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(4,562)	2,032	18,794	24	4,562	14,256
	Preferred Member Units	(7)	—	(4,770)	69	4,701	69	4,770	—
CAI Software LLC	12.50% Secured Debt	(6)	—	257	3,001	9,160	40,830	2,516	47,474
	Member Units	(6)	—	636	10	5,210	1,980	—	7,190
Chandler Signs Holdings, LLC	Class A Units	(8)	—	(1,280)	(91)	2,740	—	1,280	1,460
Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—
Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	—	217	3,112	—	26,000	1,200	24,800
	Preferred Member Units	(6)	—	3,750	469	—	9,510	—	9,510
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	761	94
	LP Interests (Fund III)	(8)	—	(515)	823	13,915	—	2,375	11,540
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(744)	698	2,362	—	580	1,782
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(2,375)	—	7,033	759	2,375	5,417
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(754)	—	2,233	241	754	1,720
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	—	400	—	100	300
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(165)	141	720	110	304	526
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(514)	—	5,778	—	514	5,264
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(204)	930	9,696	989	364	10,321
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	187	—	2,474	784	—	3,258

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	70	600	1,384	1,984	—
	11.00% Secured Debt	(9)	—	(31)	1,758	13,400	5,031	31	18,400
	Preferred Member Units	(9)	—	130	378	7,900	130	—	8,030
	Preferred Member Units	(9)	—	—	—	420	—	—	420
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(1,360)	244	4,260	—	1,360	2,900
	Member Units	(8)	—	(5,250)	261	10,330	—	5,250	5,080
I-45 SLF LLC	Member Units	(8)	—	(1,818)	2,346	14,407	3,200	1,818	15,789
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	12	81	12	—	93
	Member Units	(8)	—	—	—	2,050	—	—	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	827	6,474	827	—	7,301
	10.00% PIK Secured Debt	(8)	—	—	6	58	9	3	64
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	—	—	1,851	11,356	—	11,356	—
	Preferred Stock	(9)	—	1,450	—	2,680	1,450	—	4,130
	Preferred Stock	(9)	2,610	(2,610)	—	4,350	—	4,350	—
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(413)	—	—	—	413	413	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	680	—	570	680	—	1,250
SI East, LLC	9.50% Current, Secured Debt	(7)	—	(74)	3,285	32,963	73	74	32,962
	Preferred Member Units	(7)	—	1,580	1,292	8,200	1,580	—	9,780
Slick Innovations, LLC	13.00% Current, Secured Debt	(6)	—	115	919	6,197	163	641	5,719
	Warrants	(6)	—	70	—	290	70	—	360
	Common Stock	(6)	—	250	—	1,080	250	—	1,330
Superior Rigging & Erecting Co.	12.00% Current, Secured Debt	(7)	—	—	1,110	—	21,298	—	21,298
	Preferred Member Units	(7)	—	—	—	—	4,500	—	4,500
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	233	2,962	17	553	2,426
	Preferred Stock	(6)	—	(2,684)	—	2,684	—	2,684	—
	Preferred Stock	(6)	—	(2,119)	212	2,282	212	2,119	375
	Preferred Stock	(6)	—	312	255	1,889	945	2	2,832
	Preferred Stock	(6)	—	(3,667)	—	3,667	—	3,667	—
	Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(800)	—	800	—	800	—
	Member Units	(8)	—	—	—	—	—	—	—
Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	2,438	19,352	71	181	19,242
	8.00% Unsecured Convertible Debt	(8)	—	—	33	291	—	—	291
	Preferred Member Units	(8)	—	(8,010)	—	14,000	—	8,010	5,990
	Warrants	(8)	—	(150)	—	150	—	150	—
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			11,210	(4,906)	118	(9,335)	—	—	—
Total Affiliate investments			2,203	(29,038)	32,435	330,287	159,571	132,892	366,301

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
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
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $256,121. This represented 16.9% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $31,595. This represented 2.1% of net assets as of December 31, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $82,476. This represented 5.4% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $108,056. This represented 7.1% of net assets as of December 31, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $44,614. This represented 2.9% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $98,369. This represented 6.5% of net assets as of December 31, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $442,075. This represented 29.2% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $95,519. This represented 6.3% of net assets as of December 31, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $288,439. This represented 19.0% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $32,762. This represented 2.2% of net assets as of December 31, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of December 31, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2019

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(2,340)	$233	$4,780	$—	$2,340	$2,440
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	—	1,175	10,928	17,176	21,000	7,104
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	3,595	27,755	46	—	27,801
	Preferred Member Units	(9)	—	—	438	—	7,438	275	7,163
	Preferred Member Units	(9)	—	(2,363)	250	9,745	—	2,363	7,382
Clad-Rex Steel, LLC	LIBOR Plus 9.00% (Floor 1.00%)	(5)	—	(128)	1,367	12,080	29	1,328	10,781
	Member Units	(5)	—	(980)	269	10,610	—	980	9,630
	10% Secured Debt	(5)	—	—	115	1,161	—	24	1,137
	Member Units	(5)	—	110	—	350	110	—	460
CMS Minerals Investments	Member Units	(9)	—	(359)	41	2,580	—	680	1,900
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	1,270	—	8,924	636	8,288
	Preferred Member Units	(9)	—	1,035	2	—	3,010	—	3,010
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	110	2,391	17,848	159	2,300	15,707
	Preferred Stock	(9)	—	5,300	—	14,900	5,300	—	20,200
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(57)	1,980	21,486	57	2,521	19,022
	Member Units	(5)	—	7,950	3,721	45,460	7,950	—	53,410
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	(23)	1,226	9,740	5,299	23	15,016
	Member Units	(8)	—	8,390	11,152	39,060	8,390	—	47,450
Guerdon Modular Holdings, Inc.	16% Secured Debt	(9)	—	(12,018)	424	12,002	16	12,018	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	—	(1,010)	9	—	1,010	1,010	—
	Preferred Stock	(9)	—	—	—	—	—	—	—
	Common Stock	(9)	(134)	—	—	—	134	134	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	—	(140)	—	9,500	200	140	9,560
IDX Broker, LLC	11.5% Secured Debt	(9)	—	(46)	1,669	14,350	46	996	13,400
	Preferred Member Units	(9)	—	1,520	345	13,520	1,520	—	15,040
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	22	406	3,355	4,001	3,356	4,000
	Member Units	(9)	—	3,180	953	5,090	3,180	—	8,270
Kickhaefer Manufacturing Company, LLC	11.5% Secured Debt	(5)	—	—	3,265	28,775	71	3,864	24,982
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.0% Secured Debt	(5)	—	—	357	3,970	—	31	3,939
	Member Units	(5)	—	168	108	992	168	—	1,160
Lamb Ventures, LLC	LIBOR Plus 5.75%	(8)	—	(2)	10	—	402	402	—
	11% Secured Debt	(8)	—	(32)	608	8,339	3,532	11,871	—
	Preferred Equity	(8)	—	—	—	400	—	400	—
	Member Units	(8)	6,006	(2,167)	394	7,440	—	7,440	—
	9.5% Secured Debt	(8)	—	(4)	24	432	4	436	—
	Member Units	(8)	(139)	(5)	74	630	—	630	—
Market Force Information, LLC	8% Secured Debt	(9)	—	(92)	132	200	2,787	292	2,695
	6% Current / 6% PIK Secured Debt	(9)	—	(536)	3,103	22,624	533	536	22,621
	Member Units	(9)	—	(9,762)	—	13,100	1,942	9,762	5,280
MH Corbin Holding LLC	5% Current / 5% PIK Secured Debt	(5)	—	462	1,446	11,733	1,557	4,400	8,890
	Preferred Member Units	(5)	—	(980)	—	1,000	—	980	20
	Preferred Member Units	(5)	—	370	—	—	4,770	—	4,770
Mid-Columbia Lumber Products, LLC	10% Secured Debt	(9)	—	(148)	181	1,746	4	148	1,602
	12% Secured Debt	(9)	—	(255)	493	3,880	19	255	3,644
	Member Units	(9)	—	(4,098)	6	3,860	238	4,098	—
	9.5% Secured Debt	(9)	—	—	69	746	—	45	701
	Member Units	(9)	—	170	73	1,470	170	—	1,640
MSC Adviser I, LLC	Member Units	(8)	—	8,772	4,988	65,748	8,772	—	74,520
Mystic Logistics Holdings, LLC	12% Secured Debt	(6)	—	—	875	7,506	29	1,282	6,253
	Common Stock	(6)	—	8,200	219	210	8,200	—	8,410
PPL RVs, Inc.	LIBOR Plus 8.75% (Floor 0.50%)	(8)	—	(94)	1,463	15,100	41	3,023	12,118
	Common Stock	(8)	—	(450)	—	10,380	—	450	9,930

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Principle Environmental, LLC (d/b.a TruHorizon Environmental Solutions)	13% Secured Debt	(8)	—	(61)	935	7,477	61	1,141	6,397
	Preferred Member Units	(8)	—	300	2,317	13,090	300	—	13,390
	Warrants	(8)	—	310	—	780	310	—	1,090
Quality Lease Service, LLC	Zero Coupon Secured Debt	(7)	(741)	891	—	6,450	891	7,341	—
	Member Units	(7)	—	(1,490)	—	3,809	6,970	1,490	9,289
The MPI Group, LLC	9% Secured Debt	(7)	—	342	267	2,582	342	—	2,924
	Series A Preferred Units	(7)	(8)	(440)	—	440	8	448	—
	Warrants	(7)	—	—	—	—	—	—	—
	Member Units	(7)	—	(839)	137	2,479	—	839	1,640
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	—	—	981	—	10,302	1,200	9,102
	Common Stock	(7)	—	—	68	—	4,655	—	4,655
Vision Interests, Inc.	13% Secured Debt	(9)	—	—	271	2,153	—	125	2,028
	Series A Preferred Stock	(9)	—	349	—	3,740	349	—	4,089
	Common Stock	(9)	—	129	—	280	129	—	409
Ziegler’s NYPD, LLC	6.5% Secured Debt	(8)	—	(2)	72	1,000	2	2	1,000
	12% Secured Debt	(8)	—	—	67	425	200	—	625
	14% Secured Debt	(8)	—	—	402	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	20	—	1,249	20	—	1,269
Other controlled investments
Access Media Holdings, LLC	10% PIK Secured Debt	(5)	—	(2,171)	50	8,558	—	2,171	6,387
	Preferred Member Units (12)	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	448	—	5,245	35	5,210
	Preferred Member Units	(8)	—	—	—	—	3,200	—	3,200
	Warrants	(8)	—	—	—	—	316	—	316
ASC Interests, LLC	11% Secured Debt	(8)	—	—	201	1,622	17	—	1,639
	Member Units	(8)	—	(80)	—	1,370	—	80	1,290
ATS Workholding, LLC	5% Secured Debt	(9)	—	(28)	364	4,390	225	94	4,521
	Preferred Member Units	(9)	—	(2,787)	—	3,726	—	2,787	939
Bond-Coat, Inc.	15% Secured Debt	(8)	—	(229)	1,853	11,596	106	229	11,473
	Common Stock	(8)	—	(1,070)	—	9,370	—	1,070	8,300
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,167	9,467	18	496	8,989
	Preferred Member Units	(9)	—	—	120	4,280	—	—	4,280
Bridge Capital Solutions Corporation	13% Secured Debt	(6)	—	—	1,480	6,221	1,576	—	7,797
	Warrants	(6)	—	(520)	—	4,020	—	520	3,500
	13% Secured Debt	(6)	—	(6)	101	1,000	2	6	996
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(10,760)	300	61,610	—	10,760	50,850
Centre Technologies Holdings, LLC	LIBOR Plus 9.00% (Floor 2.00%)	(8)	—	—	1,572	—	12,136	—	12,136
	Preferred Member Units	(8)	—	—	120	—	5,840	—	5,840
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	125	2,474	20,028	174	2,429	17,773
	Member Units	(8)	—	5,100	1,659	18,940	5,100	—	24,040
	Member Units	(8)	—	403	45	732	718	—	1,450
Charps, LLC	11.50% Secured Debt	(5)	—	(83)	675	11,888	1,695	13,583	—
	15% Secured Debt	(5)	—	—	175	—	2,000	—	2,000
	Preferred Member Units	(5)	—	4,650	579	2,270	4,650	—	6,920
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	5	872	—	—	872
Datacom, LLC	8.00% Secured Debt	(8)	—	(75)	—	1,690	—	75	1,615
	10.50% PIK Secured Debt	(8)	—	361	—	9,786	361	5	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	(1,025)	2,944	25,511	87	7,146	18,452
	Preferred Member Units	(5)	—	(4,327)	200	8,466	1,035	4,327	5,174
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	472	5,099	18	602	4,515
	Member Units	(8)	—	(30)	—	2,590	—	30	2,560
Gulf Manufacturing, LLC	Member Units	(8)	—	(4,260)	671	11,690	—	4,260	7,430
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	—	—	25	—	320	40	280
	12.5% Secured Debt	(8)	—	—	1,619	12,594	28	129	12,493
	Member Units	(8)	—	(1,700)	—	4,120	—	1,700	2,420
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	329	—	1,133	2,524	500	3,157
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(100)	247	8,070	—	100	7,970
KBK Industries, LLC	Member Units	(5)	—	6,860	1,923	8,610	6,860	—	15,470
J&J Services, Inc.	11.50% Secured Debt	(7)	—	—	531	—	17,430	—	17,430
	Preferred Stock	(7)	—	—	—	—	7,160	—	7,160
NAPCO Precast, LLC	LIBOR Plus 8.50%	(8)	—	(11)	123	11,475	11	11,486	—
	Member Units	(8)	—	770	3,063	13,990	770	—	14,760

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
NexRev LLC	11% Secured Debt	(8)	—	—	1,956	17,288	835	654	17,469
	Preferred Member Units	(8)	—	(1,580)	195	7,890	—	1,580	6,310
NRI Clinical Research, LLC	LIBOR Plus 6.50% (Floor 1.50%)	(9)	—	—	11	—	200	200	—
	14% Secured Debt	(9)	—	(44)	971	6,685	44	748	5,981
	Warrants	(9)	—	570	—	660	570	—	1,230
	Member Units	(9)	—	2,510	32	2,478	2,510	—	4,988
NRP Jones, LLC	12% Secured Debt	(5)	—	—	776	6,376	—	—	6,376
	Member Units	(5)	—	(1,250)	323	5,960	—	1,250	4,710
NuStep, LLC	12% Secured Debt	(5)	—	—	2,556	20,458	44	799	19,703
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200
OMi Holdings, Inc.	Common Stock	(8)	—	930	1,920	16,020	930	—	16,950
Pegasus Research Group, LLC	Member Units	(8)	—	490	—	7,680	490	—	8,170
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	—	—	722	—	—	722
	Member Units	(8)	—	380	—	4,610	380	—	4,990
	Member Units	(8)	—	239	—	2,930	239	—	3,169
Tedder Industries, LLC	12%, Secured Debt	(9)	—	—	69	480	1,200	1,040	640
	12%, Secured Debt	(9)	—	—	2,021	16,246	26	—	16,272
	Preferred Member Units	(9)	—	—	—	7,476	660	—	8,136
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(187)	260	(133)	5,809	—	—	—
Total Control investments			4,797	(980)	92,414	1,004,993	219,523	185,986	1,032,721
Affiliate Investments
AFG Capital Group, LLC	Warrants	(8)	781	(691)	—	950	—	950	—
	10% Secured Debt	(8)	—	—	66	—	1,040	202	838
	Preferred Member Units	(8)	—	1,200	(40)	3,980	1,200	—	5,180
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	182	2,655	20,312	8,729	1,954	27,087
	Member Units	(5)	—	2,760	—	5,780	2,760	—	8,540
BBB Tank Services, LLC	LIBOR Plus 11% (Floor 1.00%)	(8)	—	—	680	3,833	865	—	4,698
	Preferred Member Units	(8)	—	—	18	113	18	—	131
	Member Units	(8)	—	60	—	230	60	—	290
Boccella Precast Products LLC	LIBOR Plus 12% (Floor 1.00%)	(6)	—	(75)	2,187	15,724	475	2,955	13,244
	Member Units	(6)	—	1,094	236	5,080	1,190	—	6,270
Boss Industries, LLC	Preferred Member Units	(5)	3,771	(3,930)	611	6,176	—	6,176	—
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(187)	2,260	19,038	43	287	18,794
	Preferred Member Units	(7)	—	—	270	4,431	270	—	4,701
CAI Software LLC	11% Secured Debt	(6)	—	(34)	1,239	10,880	34	1,754	9,160
	Member Units	(6)	—	2,493	31	2,717	2,493	—	5,210
Chandler Signs Holdings, LLC	12% Secured Debt	(8)	—	(24)	581	4,546	47	4,593	—
	Class A Units	(8)	—	620	39	2,120	620	—	2,740
Charlotte Russe, Inc	8.50% Secured Debt	(9)	(7,012)	4,003	—	3,930	4,003	7,933	—
	Common Stock	(9)	—	—	—	—	—	—	—
Condit Exhibits, LLC	Member Units	(9)	1,850	(1,850)	132	1,950	—	1,950	—
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	(195)	1,447	17,468	—	3,553	13,915
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	37	(310)	583	4,170	—	1,808	2,362
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(122)	—	7,153	—	120	7,033
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(38)	—	2,271	—	38	2,233
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(160)	16	560	—	160	400
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	8	—	137	505	283	68	720
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	379	—	5,399	379	—	5,778
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(84)	1,059	10,980	799	2,083	9,696
Fuse, LLC	12% Secured Debt	(9)	—	—	119	—	1,939	—	1,939
	Common Stock	(9)	—	—	—	—	256	—	256
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	1,733	741	—	2,474
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	26	—	600	—	600
	11.0% Secured Debt	(9)	—	(34)	1,460	14,300	34	934	13,400
	Preferred Member Units	(9)	—	640	375	7,260	640	—	7,900
	Preferred Member Units	(9)	—	40	—	380	40	—	420
Houston Plating and Coatings, LLC	8% Unsecured Convertible Debt	(8)	—	540	243	3,720	540	—	4,260
	Member Units	(8)	—	1,884	544	8,330	2,000	—	10,330
I-45 SLF LLC	Member Units	(8)	—	(2,020)	3,204	15,627	800	2,020	14,407

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2018	Gross	Gross	2019
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	11	—	81	—	81
	Member Units	(8)	—	(10)	—	2,060	—	10	2,050
OnAsset Intelligence, Inc.	12% PIK Secured Debt	(8)	—	—	731	5,743	731	—	6,474
	10% PIK Secured Debt	(8)	—	—	5	53	5	—	58
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12% Current Secured Debt	(9)	—	—	1,488	11,908	98	650	11,356
	Preferred Stock	(9)	—	2,340	—	340	2,340	—	2,680
	Preferred Stock	(9)	—	870	—	3,480	870	—	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12% Secured Debt	(8)	—	165	—	250	165	415	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	(470)	—	1,040	—	470	570
SI East, LLC	9.50% Current, Secured Debt	(7)	—	275	3,648	34,885	365	2,287	32,963
	Preferred Member Units	(7)	—	2,200	460	6,000	2,200	—	8,200
Slick Innovations, LLC	14% Current, Secured Debt	(6)	—	—	983	6,959	679	1,441	6,197
	Warrants	(6)	—	109	—	181	109	—	290
	Common Stock	(6)	—	380	1,048	700	380	—	1,080
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	22	260	2,969	23	30	2,962
	Preferred Stock	(6)	—	(5,240)	511	7,413	511	5,240	2,684
	Preferred Stock	(6)	—	306	339	1,637	645	—	2,282
	Preferred Stock	(6)	—	1,080	53	—	1,889	—	1,889
	Preferred Stock	(6)	—	—	629	3,038	629	—	3,667
	Common Stock	(6)	—	(1,420)	—	1,420	—	1,420	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(345)	195	950	195	345	800
	Member Units	(8)	—	(2,330)	—	2,330	—	2,330	—
Volusion, LLC	11.50% Secured Debt	(8)	—	(810)	3,132	18,407	1,755	810	19,352
	8% Unsecured Convertible Debt	(8)	—	(118)	31	297	112	118	291
	Preferred Member Units	(8)	—	—	—	14,000	—	—	14,000
	Warrants	(8)	—	(1,740)	—	1,890	—	1,740	150
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(415)	1,030	19,439	—	—	—
Total Affiliate investments			(565)	990	34,732	359,890	46,680	56,844	330,287

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $245,549. This represented 16.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $51,101. This represented 3.3% of net assets as of December 31, 2019.

(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $27,956. This represented 1.8% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $54,935. This represented 3.6% of net assets as of December 31, 2019.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $52,200. This represented 3.4% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $65,058. This represented 4.2% of net assets as of December 31, 2019.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $415,344. This represented 27.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $113,930. This represented 7.4% of net assets as of December 31, 2019.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2019 for control investments located in this region was $291,672. This represented 19.0% of net assets as of December 31, 2019. The fair value as of December 31, 2019 for affiliate investments located in this region was $45,263. This represented 2.9% of net assets as of December 31, 2019.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of December 31, 2019 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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

(b) Management’s Report on Internal Control Over Financial Reporting. The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in its report which is included herein.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8. “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director Departure and Reduction in Size of Board

On February 22, 2021, Ms. Valerie Banner informed our Board of Directors that after four years of excellent service to our Board, she has decided not stand for re-election to the Board of Directors at the end of her current term on the date of our 2021 annual meeting of stockholders. Ms. Banner’s decision not to stand for re-election was not the result of any disagreement with management or the Board of Directors. In connection with Ms. Banner’s departure, the Board of Directors passed a resolution reducing the number of directors that constitutes the full Board of Directors from ten to nine directors, effective as of the date of our 2021 annual meeting of stockholders.

Fees and Expenses

The following table is being provided to update, as of December 31, 2020, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-231146) filed with the SEC on April 30, 2019 as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment and direct stock purchase plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	2.81	%(5)
Interest payments on borrowed funds	3.43	%(6)
Income tax expense	—	%(7)
Acquired fund fees and expenses	0.30	%(8)
Total annual expenses	6.54%

(1)

The maximum agent commission with respect to the shares of our common stock sold by us in the ATM Program is 1.00%. Purchasers of shares of common stock through the direct stock purchase feature of the Plan will not pay any sales load. In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.

(2)

Estimated offering expenses payable by us for the estimated duration of the ATM Program are approximately $0.6 million. In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.

(3)

The expenses of administering the Plan are included in operating expenses. Additional costs may be charged to participants in the direct stock purchase feature of the plan for certain types of transactions.

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

(7)

Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2020.

(8)	Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above and that you would pay either no sales load or a sales load of up to 1.00% (the commission to be paid by us with respect to common stock sold by us in the ATM Program).

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$65	$192	$315	$606
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$75	$202	$325	$616

The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the market price per share of our common stock at the close of trading on a valuation date determined by our Board of Directors for each dividend in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below net asset value. See the description in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock and Holders” for additional information regarding our dividend reinvestment plan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the definitive proxy statement relating to our 2021 annual meeting of stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Executive Officers” to be filed with the Securities and Exchange Commission on or prior to April 30, 2021, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our Web site at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding our equity compensation plans as of December 31, 2020:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted‑Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$1,773,325
Equity compensation plans not approved by security holders(2)	160,352	—	—
Total	$160,352	$—	$1,773,325

(1)	Consists of our Main Street Capital Corporation 2015 Equity and Incentive Plan and our Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. As of December 31, 2020, we had issued 1,572,612 shares of restricted stock pursuant to these plans, of which 836,131 had vested and 45,631 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see “Note J — Share-Based Compensation” in the notes to the consolidated financial statements.
(2)	Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see “Note M — Related Party Transactions” in the notes to the consolidated financial statements.

The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2021,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	168
Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2020 and 2019	169

3.Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*

Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

3.2*

Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))

4.1*

Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

4.2*

Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 10, 2019 (File No. 1-33723))

4.3*

Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))

4.4*

Main Street Capital II, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

4.5*

Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

Exhibit Number	Description
4.6*

Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

4.7*

Form of Third Supplemental Indenture relating to the 4.50% Notes due 2022, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(12) to Main Street Capital Corporation’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2 filed on November 17, 2017 (Reg. No. 333-203147))

4.8*	Form of 4.50% Notes due 2022 (incorporated by reference to Exhibit 4.7)
4.9*

Form of Fourth Supplemental Indenture relating to the 5.20% Notes due 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(11) to Main Street Capital Corporation’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on April 18, 2019 (Reg. No. 333-223483))

4.10*	Form of 5.20% Notes due 2024 (incorporated by reference to Exhibit 4.9)
4.11*

Fifth Supplemental Indenture relating to the 3.00% Notes due 2026, between Main Street Capital Corporation anfd The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 1-33723))

4.12*	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.11)
4.13*

Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 1-33723))

10.1*

Third Amended and Restated Credit Agreement dated June 5, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.2*

Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.3*

Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.4*

Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

10.5*

Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))

10.6*	Supplement Agreement dated July 19, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on July 20, 2018 (File No. 1-33723))
10.7*	Supplement Agreement dated November 15, 2018 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 15, 2018 (File No. 1-33723))
10.8*	Supplement Agreement dated March 23, 2020 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 24, 2020 (File No. 1-33723))
10.9*

First Amendment to Third Amended and Restated Credit Agreement dated May 28, 2020 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q filed on August 7, 2020 (File No. 1-33723))

10.10*	Supplement Agreement dated November 4, 2020 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q filed on November 6, 2020 (File No. 1-33723))

Exhibit Number	Description
10.11*†

Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.12*†

Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.13*†

Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.14*†

Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.15*

Custodian Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.16*†

Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.17*†

Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.18*

Investment Advisory and Administrative Services Agreement dated October 30, 2020 by and among MSC Adviser I, LLC and MSC Income Fund, Inc. (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 3, 2020 (File No. 1-33723))

10.19*†

Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))

10.20*	Form of Equity Distribution Agreement dated May 16, 2019 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 16, 2019 (File No. 1-33723))
14.1**	Joint Code of Business Conduct and Ethics
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer
32.2**	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET CAPITAL CORPORATION

	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer and Director

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 26, 2021
Dwayne L. Hyzak	(principal executive officer)

/s/ VINCENT D. FOSTER	Executive Chairman of the Board of Directors	February 26, 2021
Vincent D. Foster

/s/ BRENT D. SMITH	Chief Financial Officer and Treasurer	February 26, 2021
Brent D. Smith	(principal financial officer)

/s/ LANCE A. PARKER	Vice President, Chief Accounting Officer	February 26, 2021
Lance A. Parker	(principal accounting officer)

/s/ VALERIE L. BANNER	Director	February 26, 2021
Valerie L. Banner

/s/ ARTHUR L. FRENCH	Director	February 26, 2021
Arthur L. French

/s/ J. KEVIN GRIFFIN	Director	February 26, 2021
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 26, 2021
John E. Jackson

/s/ BRIAN E. LANE	Director	February 26, 2021
Brian E. Lane

/s/ KAY MATTHEWS	Director	February 26, 2021
Kay Matthews

Signature	Title	Date

/s/ DUNIA A. SHIVE	Director	February 26, 2021
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 26, 2021
Stephen B. Solcher