Form 10-Q
period 2021-03-31
Main Street Capital CORP
filed 2021-05-07
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of May 7, 2021 was 68,226,733.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $896,464 and $831,490 as of March 31, 2021 and December 31, 2020, respectively)	$1,192,964	$1,113,725
Affiliate investments (cost: $419,487 and $416,479 as of March 31, 2021 and December 31, 2020, respectively)	375,723	366,301
Non‑Control/Non‑Affiliate investments (cost: $1,281,784 and $1,268,740 as of March 31, 2021 and December 31, 2020, respectively)	1,231,444	1,204,840
Total investments (cost: $2,597,735 and $2,516,709 as of March 31, 2021 and December 31, 2020, respectively)	2,800,131	2,684,866
Cash and cash equivalents	65,001	31,919
Interest receivable and other assets	45,012	49,761
Deferred financing costs (net of accumulated amortization of $8,734 and $8,477 as of March 31, 2021 and December 31, 2020, respectively)	2,561	2,818
Total assets	$2,912,705	$2,769,364
LIABILITIES
Credit facility	$87,000	$269,000
SBIC debentures (par: $290,000 and $309,800 as of March 31, 2021 and December 31, 2020, respectively)	283,948	303,972
5.20% Notes due 2024 (par: $450,000 as of both March 31, 2021 and December 31, 2020)	451,681	451,817
4.50% Notes due 2022 (par: $185,000 as of both March 31, 2021 and December 31, 2020)	183,988	183,836
3.00% Notes due 2026 (par: $300,000 as of March 31, 2021)	294,948	—
Accounts payable and other liabilities	20,134	20,833
Payable for securities purchased	18,992	—
Interest payable	15,268	8,658
Dividend payable	13,942	13,889
Deferred tax liability, net	2,640	2,592
Total liabilities	1,372,541	1,254,597
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 68,000,898 and 67,674,853 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	680	677
Additional paid‑in capital	1,625,881	1,615,940
Total undistributed (overdistributed) earnings	(86,397)	(101,850)
Total net assets	1,540,164	1,514,767
Total liabilities and net assets	$2,912,705	$2,769,364
NET ASSET VALUE PER SHARE	$22.65	$22.35

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$24,025	$19,474
Affiliate investments	11,505	8,164
Non‑Control/Non‑Affiliate investments	27,277	28,512
Total investment income	62,807	56,150
EXPENSES:
Interest	(13,804)	(12,441)
Compensation	(6,318)	(2,498)
General and administrative	(2,975)	(3,473)
Share‑based compensation	(2,333)	(2,837)
Expenses allocated to the External Investment Manager	2,380	1,644
Total expenses	(23,050)	(19,605)
NET INVESTMENT INCOME	39,757	36,545
NET REALIZED GAIN (LOSS):
Control investments	(10,925)	(21,472)
Affiliate investments	(4,803)	(235)
Non‑Control/Non‑Affiliate investments	(2)	(158)
Realized loss on extinguishment of debt	—	(534)
Total net realized loss	(15,730)	(22,399)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	14,261	(35,410)
Affiliate investments	6,417	(21,166)
Non‑Control/Non‑Affiliate investments	13,323	(137,732)
SBIC debentures	—	460
Total net unrealized appreciation (depreciation)	34,001	(193,848)
INCOME TAXES:
Federal and state income, excise and other taxes	(634)	294
Deferred taxes	(48)	7,970
Income tax benefit (provision)	(682)	8,264
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$57,346	$(171,438)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.58	$0.57
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.84	$(2.66)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	68,126,576	64,536,471

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share‑based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors’ deferred compensation	—	—	238	—	238
Issuance of restricted stock	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)
Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170

Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase resulting from operations	—	—	-	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$57,346	$(171,438)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(208,186)	(138,608)
Proceeds from sales and repayments of debt investments in portfolio companies	121,027	157,027
Proceeds from sales and return of capital of equity investments in portfolio companies	13,920	3,180
Net unrealized (appreciation) depreciation	(34,001)	193,848
Net realized loss	15,730	22,399
Accretion of unearned income	(2,468)	(3,583)
Payment-in-kind interest	(2,389)	(591)
Cumulative dividends	(425)	(542)
Share-based compensation expense	2,333	2,837
Amortization of deferred financing costs	740	663
Deferred tax (benefit) provision	48	(7,970)
Changes in other assets and liabilities:
Interest receivable and other assets	4,096	5,914
Interest payable	6,610	4,019
Accounts payable and other liabilities	(504)	(6,990)
Deferred fees and other	1,172	1,198
Net cash provided by (used in) operating activities	(24,951)	61,363

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	3,628	3,855
Proceeds from public offering of 3.00% Notes due 2026	300,000	-
Dividends paid	(38,045)	(35,639)
Proceeds from issuance of SBIC debentures	20,200	15,000
Repayments of SBIC debentures	(40,000)	(22,000)
Proceeds from credit facility	125,000	94,000
Repayments on credit facility	(307,000)	(117,000)
Debt issuance costs, net	(5,743)	(608)
Purchases of vested stock for employee payroll tax withholding	(7)	(29)
Net cash provided by (used in) financing activities	58,033	(62,421)

Net increase (decrease) in cash and cash equivalents	33,082	(1,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,919	55,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,001	$54,188

Supplemental cash flow disclosures:
Interest paid	$6,424	$7,729
Taxes paid	$(487)	$1,466
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$5,240
Non-cash financing activities:
Shares issued pursuant to the DRIP	$3,699	$3,930

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt		13.00%	7/31/2022	1,750	1,720	1,720
				Member Units	1,500				1,500	1,170
									3,220	2,890

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	5,155	4,889	4,889	(9)
				Preferred Member Units	3,200				3,200	2,730
				Warrants	420		8/16/2029		316	-	(27)
									8,405	7,619

ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt		5.00%	11/16/2021	4,942	4,784	3,184	(14)
				Preferred Member Units	3,725,862				3,726	-
									8,510	3,184

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt		7.00%	10/31/2024	711	711	711
				Member Units	37				1,584	1,584
									2,295	2,295

Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt		9.50% (L+8.00%, Floor 1.50%)	12/31/2025	500	500	500	(9)
				Secured Debt		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,239	27,239	(9)
				Class A Preferred Member Units		14.00%			10,194	10,194	(8) (30)
				Class B Preferred Member Units	140,000	8.00%			14,000	14,000	(8) (30)
									51,933	51,933

Bond-Coat, Inc.			Casing and Tubing Coating Services
				Common Stock	57,508				6,350	2,480

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,432	8,394	8,394	(9)
				Preferred Member Units	2,950				4,280	5,490	(8)
									12,674	13,884

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bridge Capital Solutions Corporation	April 18, 2012	Financial Services and Cash Flow Solutions Provider
			Secured Debt		13.00%	12/11/2024	8,813	8,573	8,573
			Warrants	82		7/25/2026		2,132	3,340	(27)
			Secured Debt		13.00%	12/11/2024	1,000	999	999	(30)
			Preferred Member Units	17,742				1,000	1,000	(8) (30)
								12,704	13,912

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units	1,233				1,742	2,260

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt		9.00% (L+8.00%, Floor 1.00%)	3/30/2023	2,500	2,423	2,423	(9)
			Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,869	27,869	(9)
			Preferred Member Units	6,725				8,565	8,565	(8)
			Preferred Member Units	6,157				10,775	6,872	(8)
								49,632	45,729

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	416				1,300	46,080	(8)

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	9,875	9,813	9,813	(9)
			Preferred Member Units	12,696				5,840	6,160
								15,653	15,973

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	15,212	15,144	15,212	(9)
			Member Units	4,347				11,440	28,280	(8)
			Member Units	1,047,146				1,322	1,330	(8) (30)
								27,906	44,822

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt		10.00% (8.67% Cash, 1.33% PIK)	1/31/2024	8,978	7,364	7,718	(19)
			Preferred Member Units	1,600				400	11,320	(8)
								7,764	19,038

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	10,880	10,773	10,773	(9)
				Member Units	717				7,280	8,610	(8)
				Secured Debt		10.00%	12/20/2036	1,103	1,093	1,093	(30)
				Member Units	800				210	530	(30)
									19,356	21,006

CMS Minerals Investments		January 30, 2015	Oil & Gas Exploration & Production								(8)
				Member Units	100				2,142	1,767	(30)

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	14,016	13,899	14,016	(9)
				Preferred Member Units	587				8,317	18,870
									22,216	32,886

Colonial Electric Company LLC		March 31, 2021	Provider of Electrical Contracting Services
				Secured Debt		12.00%	3/31/2026	25,200	24,948	24,948
				Preferred Member Units	17,280				7,680	7,680
									32,628	32,628

CompareNetworks Topco, LLC		January 29, 2019	Internet Publishing and Web Search Portals
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/29/2024	7,954	7,913	7,954	(9)
				Preferred Member Units	1,975				1,975	8,310	(8)
									9,888	16,264

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	39%				710	710	(31)

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		5.00%	12/31/2025	8,973	8,037	8,037
				Preferred Member Units	9,000				2,610	2,610
									10,647	10,647

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	17,843	17,758	17,758	(9)
				Preferred Member Units	3,857				9,501	9,835	(8)
									27,259	27,593

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	15,090	15,015	15,015	(9)
				Preferred Stock	8,400				8,400	17,820
									23,415	32,835

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	20,638	20,623	20,638	(9)
				Member Units	9,042				17,692	55,250	(8)
									38,315	75,888

Garreco, LLC		July 15, 2013	Manufacturer and Supplier of Dental Products
				Secured Debt		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2022	4,519	4,519	4,519	(9)
				Member Units	1,200				1,200	1,670
									5,719	6,189

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		7.12% (L+7.00%)	12/31/2023	16,775	16,775	16,775
				Member Units	5,879				13,065	44,900	(8)
									29,840	61,675

Gulf Manufacturing, LLC		August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	438				2,980	4,650	(8)

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	253	253	253	(9) (17) (19)
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,353	13,350	12,259	(19)
				Member Units	3,681				3,681	-
									17,284	12,512

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	49%				2,646	2,684	(31)
				LP Interests (2717 HPP-MS, L.P.)	49%				250	250	(31)
									2,896	2,934

Harrison Hydra-Gen, Ltd.		June 4, 2010	Manufacturer of Hydraulic Generators
				Common Stock	107,456				718	5,320

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Jensen Jewelers of Idaho, LLC		November 14, 2006	Retail Jewelry Store
				Secured Debt		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	3,250	3,227	3,250	(9)
				Member Units	627				811	8,320	(8)
									4,038	11,570

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	12,800	12,702	12,800
				Preferred Stock	2,814				7,085	12,680
									19,787	25,480

KBK Industries, LLC		January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	325				783	13,200	(8)

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	22,415	22,280	22,280
				Member Units	581				12,240	12,240
				Secured Debt		9.00%	10/31/2048	3,940	3,901	3,901
				Member Units	800				992	1,160	(8) (30)
									39,413	39,581

Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,150	3,150	3,150	(9)
				Secured Debt		12.00% PIK	7/28/2023	26,079	25,952	13,268	(14) (19)
				Member Units	743,921				16,642	-
									45,744	16,418

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	8,490	8,456	8,208	(19)
				Preferred Member Units	66,000				4,400	1,200
				Preferred Member Units	4,000				6,000	-
									18,856	9,408

MSC Adviser I, LLC	(16)	November 22, 2013	Third Party Investment Advisory Services
				Member Units	100%				29,500	117,220	(8) (31)

MS Private Loan Fund I, LP	(12)	January 26, 2021	Investment Partnership
				Unsecured Debt		5.00%	6/30/2022	8,422	8,422	8,422
				LP Interests	11.6%				142	142
									8,564	8,564

MSC Income Fund Inc.	(12) (13)	January 28, 2021	Non-listed Business Development Company
				Unsecured Debt		5.00%	1/28/2026	40,000	39,612	39,822

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		12.00%	1/17/2022	6,733	6,725	6,725
			Common Stock	5,873				2,720	7,280	(8)
								9,445	14,005

NAPCO Precast, LLC	January 31, 2008	Precast Concrete Manufacturing
			Member Units	2,955				2,975	15,570	(8)

Nebraska Vet AcquireCo, LLC (NVS)	December 31, 2020	Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12.00%	12/31/2025	10,500	10,400	10,400
			Preferred Member Units	6,500				6,500	6,500
								16,900	16,900

NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			Secured Debt		11.00%	2/28/2023	16,879	16,807	16,696
			Preferred Member Units	86,400,000				6,880	3,280	(8)
								23,687	19,976

NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			Secured Debt		9.00%	6/8/2022	5,620	5,580	5,620
			Warrants	251,723		6/8/2027		252	1,530	(27)
			Member Units	1,454,167				765	5,750	(8)
								6,597	12,900

NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	65,962				3,717	3,240	(8)
								5,797	5,320

NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt		12.00%	1/31/2022	17,240	17,203	17,203
			Preferred Member Units	406				10,200	11,390
								27,403	28,593

OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock	1,500				1,080	18,830	(8)

Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			Secured Debt		12.00%	4/27/2025	36,013	35,715	35,715
			Member Units	13,800				13,000	15,940	(8)
								48,715	51,655

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Pegasus Research Group, LLC		January 6, 2011	Provider of Telemarketing and Data Services
				Member Units	460				1,290	8,270	(8)

PPL RVs, Inc.		June 10, 2010	Recreational Vehicle Dealer
				Secured Debt		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,655	11,594	11,612	(9)
				Common Stock	2,000				2,150	12,330	(8)
									13,744	23,942

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)		February 1, 2011	Noise Abatement Service Provider
				Secured Debt		13.00%	4/30/2023	6,397	6,340	6,340
				Preferred Member Units	19,631				4,600	10,380	(8)
				Common Stock	1,037				1,200	840
									12,140	17,560

Quality Lease Service, LLC		June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Member Units	1,000				10,663	3,882

River Aggregates, LLC		March 30, 2011	Processor of Construction Aggregates
				Member Units	1,500				369	3,240	(30)

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt		12.00%	8/31/2023	14,800	14,718	14,718
				Preferred Member Units	479				8,136	8,136
									22,854	22,854

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	8,720	8,649	8,649
				Common Stock	615				4,655	5,690	(8)
									13,304	14,339

UnionRock Energy Fund II, LP	(12) (13)	June 15, 2020	Oil & Gas Exploration & Production
				LP Interests	49.6%				4,267	4,788	(31)

Vision Interests, Inc.		June 5, 2007	Manufacturer / Installer of Commercial Signage
				Secured Debt		13.00%	9/30/2019	2,028	2,028	2,028	(17)
				Series A Preferred Stock	3,000,000				3,000	3,000
									5,028	5,028

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			Secured Debt		6.50%	10/1/2022	1,000	1,000	1,000
			Secured Debt		12.00%	10/1/2022	625	625	625
			Secured Debt		14.00%	10/1/2022	2,750	2,750	2,750
			Warrants	587		10/1/2025		600	-	(27)
			Preferred Member Units	10,072				2,833	2,071
								7,808	6,446

Subtotal Control Investments (77.4% of net assets at fair value)								$896,464	$1,192,964

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	9,596	9,386	9,548	(19)
				Common Stock	593,928				3,148	1,930
				Warrants	554,353		12/11/2025		-	1,802	(27)
									12,534	13,280

AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	404	404	404
				Preferred Member Units	186				1,200	6,320
									1,604	6,724

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	73,493				8,596	17,880	(30)

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,793	4,742	(9)
				Preferred Stock (non-voting)		15.00% PIK			157	157	(8) (19)
				Member Units	800,000				800	280
									5,750	5,179

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	2,160,000				2,256	5,750	(8)

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.25% (2.56% Cash, 7.69% PIK) (L+9.25%, Floor 1.00%)	6/30/2020	19,004	19,004	13,883	(9) (17) (19)
				Preferred Member Units	6	6.00% PIK			4,770	-	(19)
									23,774	13,883

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		12.50%	12/7/2023	44,121	43,827	44,121
				Member Units	77,960				2,095	7,600
									45,922	51,721

Chandler Signs Holdings, LLC	(10)	January 4, 2016	Sign Manufacturer
				Class A Units	1,500,000				1,500	1,040

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	19,041				3,141	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt		12.00%	3/12/2025	24,800	24,593	24,800
				Preferred Member Units	154				5,760	11,180	(8)
									30,353	35,980

Congruent Credit Opportunities Funds	(12) (13)	January 24, 2012	Investment Partnership
				LP Interests (Congruent Credit Opportunities Fund III, LP)	17.4%				11,741	11,540	(8) (31)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	12.4%				2,161	1,843	(8) (31)

Dos Rios Partners	(12) (13)	April 25, 2013	Investment Partnership
				LP Interests (Dos Rios Partners, LP)	20.2%				6,605	5,101	(31)
				LP Interests (Dos Rios Partners - A, LP)	6.4%				2,097	1,620	(31)
									8,702	6,721

East Teak Fine Hardwoods, Inc.		April 13, 2006	Distributor of Hardwood Products
				Common Stock	6,250				480	300

EIG Fund Investments	(12) (13)	November 6, 2015	Investment Partnership
				LP Interests (EIG Global Private Debt Fund-A, L.P.)	11.1%				659	446	(8) (31)

Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport Financial SBIC Fund LP)	9.3%				5,974	5,264	(31)
				LP Interests (Freeport First Lien Loan Fund III LP)	6.0%				9,387	8,923	(8) (31)
									15,361	14,187

GFG Group, LLC.		March 31, 2021	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt		12.00%	3/31/2026	15,745	15,588	15,588
				Preferred Member Units	226				4,900	4,900
									20,488	20,488

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	8.2%				3,445	3,632	(31)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		10.00%	12/2/2023	18,400	18,374	18,400
				Preferred Member Units	226				2,850	9,320	(8)
				Preferred Member Units	226				150	490	(30)
									21,374	28,210

Houston Plating and Coatings, LLC		January 8, 2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt		8.00%	5/1/2022	3,000	3,000	2,900
				Member Units	322,297				2,352	4,250	(8)
									5,352	7,150

I-45 SLF LLC	(12) (13)	October 20, 2015	Investment Partnership
				Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	20.00% Fully Diluted, 24.40% Profits Interest				18,200	14,428	(8) (31)

L.F. Manufacturing Holdings, LLC	(10)	December 23, 2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)		14.00% PIK			96	96	(8) (19)
				Member Units	2,179,001				2,019	2,050
									2,115	2,146

OnAsset Intelligence, Inc.		April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt		12.00% PIK	6/30/2021	7,520	7,520	7,520	(19)
				Unsecured Debt		10.00% PIK	6/30/2021	66	66	66	(19)
				Preferred Stock	912				1,981	-
				Warrants	5,333		4/18/2021		1,919	-	(27)
									11,486	7,586

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt		12.00%	1/8/2018	30,369	29,865	-	(14) (32)
				Preferred Member Units	250				2,500	-
									32,365	-

Salado Stone Holdings, LLC	(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	2,000,000				2,000	1,020	(30)

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt		12.00%	9/13/2023	5,560	5,457	5,560
				Common Stock	70,000				700	1,510
				Warrants	18,084		9/13/2028		181	400	(27)
									6,338	7,470

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	29,213	29,050	29,213
				Preferred Member Units	157				6,000	10,160	(8)
									35,050	39,373

Superior Rigging & Erecting Co.		August 31, 2020	Provider of Steel Erecting, Crane Rental & Rigging Services
				Secured Debt		12.00%	8/31/2025	21,500	21,306	21,306
				Preferred Member Units	1,571				4,500	4,500
									25,806	25,806

UniTek Global Services, Inc.	(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
				Secured Debt		7.50% (L+6.50% Floor 1.00%)	8/20/2024	2,315	2,298	2,098	(9)
				Secured Debt		15.00% PIK	2/20/2025	1,092	1,092	1,091	(19)
				Preferred Stock	1,133,102	20.00% PIK			1,513	2,833	(8) (19)
				Preferred Stock	1,521,122	20.00% PIK			2,188	395	(8) (19)
				Preferred Stock	2,281,682	19.00% PIK			3,667	-	(19)
				Preferred Stock	4,336,866	13.50% PIK			7,924	-	(19)
				Common Stock	945,507				-	-
									18,682	6,417

Universal Wellhead Services Holdings, LLC	(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	716,949	14.00% PIK			1,032	-	(19) (30)
				Member Units	4,000,000				4,000	-	(30)
									5,032	-

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	20,234	20,234	19,243	(17)
				Unsecured Convertible Debt		8.00%	11/16/2023	409	410	291
				Preferred Member Units	4,876,670				14,000	5,989
				Warrants	1,831,355		1/26/2025		2,576	-	(27)
									37,220	25,523

Subtotal Affiliate Investments (24.4% of net assets at fair value)									$419,487	$375,723

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida, Inc.	(10)	November 2, 2020	Interior Subcontractor Providing Acoustical Walls and Ceilings
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	10/31/2025	11,743	11,620	11,620	(9)

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,644	5,538	5,599	(9)

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	6,538	6,408	6,506

Affordable Care Holding Corp.	(10)	May 9, 2019	Dental Support Organization
				Secured Debt		5.75% (L+4.75%, Floor 1.00%)	10/22/2022	14,209	14,052	13,995	(9)

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,102	11,943	12,102	(9)

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	17,358	16,695	9,221	(9)

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	11,009	10,879	11,009	(9)

Arrow International, Inc	(10)	December 21, 2020	Manufacturer and Distributor of Charitable Gaming Supplies
				Secured Debt		9.23% (L+7.98%, Floor 1.25%)	12/21/2025	9,000	8,914	8,914	(9) (23)

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,453	13,422	12,309	(9) (19)

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,177	5,123	5,125	(9)
				Secured Debt		13.25% PIK	12/1/2023	2,186	2,164	2,186	(19)
									7,287	7,311

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,641	4,614	4,641	(19)
				Preferred Member Units	122,416	16.00% PIK			151	151	(8) (19) (30)
				Preferred Member Units	1,548,387	8.00% PIK			1,671	1,438	(19) (30)
									6,436	6,230

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,879	5,879	5,408	(9)
				Common Stock	653,184				-	297
				Warrants	70,000		8/28/2030		-	32	(27)
									5,879	5,737

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,993	1,986	1,993	(9)

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,831	12,958	(9)
				Member Units	1,050,000				1,050	730
									13,881	13,688

Brainworks Software, LLC	(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	5,542	(9) (14) (17)

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	1.6%				9,000	6,200	(8) (31)
				LP Interests (Brightwood Capital Fund IV, LP)	0.6%				4,500	4,500	(8) (31)
									13,500	10,700

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	28,061	27,858	25,761	(9) (19)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
California Pizza Kitchen, Inc.	(11)	August 29, 2016	Casual Restaurant Group
				Secured Debt		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,314	7,690	(9)
				Secured Debt		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,770	2,708	2,756	(9) (19)
				Secured Debt		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash, L+12.50% PIK, Floor 1.50%)	5/23/2025	2,371	2,371	2,318	(9) (19)
				Common Stock	169,088				949	3,847
									13,342	16,611

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,874	6,874	6,370	(9)
				Common Stock	329,084				1,481	1,399
									8,355	7,769

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	5,250	5,141	5,200	(9)
				Common Stock	177,130				5,309	2,362
									10,450	7,562

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,797	2,573	(9)

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,832	2,832	31	(14) (17) (19)

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,800	7,712	7,800	(9)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)	375				-	67

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.19% (L+5.00%)	7/2/2026	23,191	22,364	23,121

Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,974	5,974	5,974	(19)
				Warrants	915,734		12/23/2023		474	-	(29)
									6,448	5,974

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	13,628	13,308	13,560	(9)

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,224	8,928	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			974	974	(8) (19)
				Class A Preferred Member Units	776,316				776	800
									10,974	10,702

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,530	5,472	5,221	(9) (19)

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	12,911	12,628	12,628	(9)

Echo US Holdings, LLC.	(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	22,190	22,096	22,190	(9)

Electronic Transaction Consultants, LLC	(10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,837	9,992	(9)

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	0.1%				3,813	1,107	(31)
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	0.4%				2,097	528	(31)
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	0.1%				4,336	1,624	(8) (31)
				LP Interests (EnCap Energy	0.1%				8,773	6,778	(8) (31)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Capital Fund X, L.P.)
				LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	0.8%				6,712	2,552	(8) (31)
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	0.2%				6,949	6,019	(8) (31)
									32,680	18,608

Encino Acquisition Partners Holdings, Inc.	(11)	November 16, 2018	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,935	8,411	(9)

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,858	6,042	(9)

Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt		9.17% (L+8.09%, Floor 1.00%)	1/5/2026	5,400	5,287	5,287	(33)

Fortna, Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt		5.11% (L+5.00%)	4/8/2025	7,654	7,547	7,564

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt		0.12	6/28/2024	1,810	1,810	1,472
				Common Stock	10,429				256	-
									2,066	1,472

GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt		5.36% (L+5.25%)	12/19/2025	11,195	11,112	11,167

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	29,106	28,649	28,910	(9)

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	16,862	16,744	16,841	(9)

Grupo Hima San Pablo, Inc.	(11)	March 7, 2013	Tertiary Care Hospitals
				Secured Debt		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	2,730	(9) (17)
				Secured Debt		0.1375	10/15/2018	2,055	2,040	49	(17)
									6,544	2,779

GS HVAM Intermediate, LLC	(10)	October 18, 2019	Specialized Food Distributor
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	11,889	11,794	11,849	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,466	3,424	3,355	(9)

Heartland Dental, LLC	(10)	September 9, 2020	Dental Support Organization
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,925	14,523	15,037	(9)

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	3/29/2023	34,739	34,362	34,739	(9)

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		8.00%	3/29/2023	9,681	9,590	8,886

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	22,219	21,852	22,163	(9)

Ian, Evan & Alexander Corporation (EverWatch)	(10)	July 31, 2020	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	7/31/2025	16,113	15,765	16,055	(9)

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,843	18,545	17,283	(9)

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		6.20% PIK (L+6.00% PIK)	12/22/2022	6,306	6,306	6,306	(19)
				Secured Debt		6.00% PIK	11/20/2023	17,099	15,651	15,651	(19)
				Preferred Stock (non-voting)					3,235	3,235
				Preferred Stock (non-voting)					-	-
				Member Units	1,558,333				1,558	-
									26,750	25,192

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	5,722	5,683	5,722	(19)
				Preferred Member Units	144	10.00% PIK			114	147	(8) (19) (30)
				Preferred Member Units	80	20.00% PIK			73	85	(8) (19) (30)
				Member Units	900				900	690	(30)
									6,770	6,644

Inn of the Mountain Gods Resort and Casino	(11)	October 30, 2013	Hotel & Casino Owner & Operator
				Secured Debt		0.0925	11/30/2023	6,677	6,677	6,577

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,276	7,184	7,276	(9) (19)

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,839	20,759	20,885	(9)

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,661	8,581	8,661	(9)

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,469	5,440	4,127	(9)

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	3,954	3,953	3,158	(9)

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,959	3,884	(9)
				Common Stock	472,579				4,429	2,240
									8,388	6,124

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	16,347	16,084	16,347	(9)
				Common Stock	903,225				1,395	1,395
									17,479	17,742

Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	32,094	31,299	31,299	(9)

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		5.70% (L+5.50%)	12/20/2024	19,041	18,959	19,018

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	2,231	2,231	1,015	(9)
				Member Units	2,828				353	113	(30)
									2,584	1,128

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units	1,155,952				11,560	10,118

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		5.20% (L+5.00%)	5/9/2026	14,738	14,554	14,590

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	2.3%				1,746	3,214	(31)

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,525	17,349	17,525	(9)

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	26,061	24,559	25,149	(9)

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units	3				125	25

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	11,023	10,879	9,425	(9) (19)

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,589	13,360	13,589	(9)
				Member Units	4,872				687	780
									14,047	14,369

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	17,167	17,070	17,167	(9)
				Preferred Stock		13.75% (4.50% Cash, 9.25% PIK)		1,863	1,863	1,863	(8) (19)
									18,933	19,030

Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt		8.00% (L+7.25%, Floor 0.75%)	3/15/2026	16,977	16,596	16,596

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	8,322	8,167	8,167

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	15,079	14,826	14,839	(9)

NBG Acquisition Inc	(11)	April 28, 2017	Wholesaler of Home Décor Products
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,070	4,036	3,670	(9)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,560	16,849	(9)

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.44% (4.94% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	23,946	23,844	21,769	(19)

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	22,851	22,605	22,809	(9)
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	10/16/2023	1,069	1,069	1,070
									23,674	23,879

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,706	4,706	4,588	(9) (19)

Ospemifene Royalty Sub LLC (QuatRx)	(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt		0.115	11/15/2026	4,736	4,736	91	(14)

Project Eagle Holdings, LLC	(10)	July 6, 2020	Provider of Secure Business Collaboration Software
				Secured Debt		9.25% (L+8.25%, Floor 1.00%)	7/6/2026	14,925	14,559	14,898	(9)

PaySimple, Inc.	(10)	September 9, 2019	Leading Technology Services Commerce Platform
				Secured Debt		5.64% (L+5.50%)	8/23/2025	27,857	27,627	27,787

PT Network, LLC	(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt		8.50% (6.50% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,623	8,623	8,623	(9) (19)

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,283	19,873	20,175	(9)

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	187,161		10/20/2025		425	-	(26)
				Member Units	2,779				46	35
									471	35

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
RTIC Subsidiary Holdings, LLC	(10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
				Secured Debt		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	18,659	18,428	18,629	(9)

SAFETY Investment Holdings, LLC		April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
				Member Units	2,000,000				2,000	2,730

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,251	6,246	3,374	(9)

Staples Canada ULC	(10) (13) (21)	September 14, 2017	Office Supplies Retailer
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	18,058	17,938	17,651	(9) (22)

Team Public Choices, LLC	(11)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	12,500	12,137	12,469

Tectonic Financial, Inc.		May 15, 2017	Financial Services Organization
				Common Stock	200,000				2,000	3,070

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,500	5,451	5,462	(9)

Time Manufacturing Acquisition LLC	(11)	February 24, 2021	Manufacturer and Distributor of Utility Equipment
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	2/3/2023	1,500	1,497	1,506

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	10,638	10,147	10,558	(9)

U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	17,088	16,930	15,868	(9)

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	24,885	24,523	24,625	(9)

Veregy Consolidated, Inc.	(11)	November 9, 2020	Energy Service Company
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	14,963	14,561	15,056	(9)

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		6.11% (L+6.00%)	10/1/2026	17,598	17,382	16,982

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		13.00% (9.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 2.00%)	4/3/2023	4,697	4,584	4,697	(9) (19)
				Preferred Stock	70,207				767	910
				Warrants	69,675		4/3/2029		-	920	(25)
									5,350	6,527

White Cap Parent, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors								(8)
				Member Units					3,334	6,050

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,997	13,907	12,947	(9)

Zilliant Incorporated		June 15, 2012	Price Optimization and Margin Management Solutions
				Preferred Stock	186,777				153	259
				Warrants	952,500		6/15/2022		1,071	1,190	(28)
									1,224	1,449

Short-term portfolio investments	(34) (35)							52,904	52,848	52,763

Subtotal Non-Control/Non-Affiliate Investments (79.9% of net assets at fair value)									$1,281,784	$1,231,444

Total Portfolio Investments, March 31, 2021 (181.7% of net assets at fair value)									$2,597,735	$2,800,131

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
(5)

Control investments are defined by the 1940 Act, as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2021. As noted in this schedule, 58% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.11%.

(10)	Private Loan portfolio investment. See Note C for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C for a description of Other Portfolio investments.
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
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $24.4 million Canadian Dollars and receive $17.0 million U.S. Dollars with a settlement date of September 14, 2021. The unrealized depreciation on the forward foreign currency contract is $0.6 million as of December 31, 2020.

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

(33)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(Unaudited)

thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(34)	Short-term portfolio investments. See Note C for a description of short-term portfolio investments.
(35)

Short-term portfolio investments bear interest at index based floating interest rates which range from LIBOR plus 2.75% to LIBOR plus 4.75%, with LIBOR floors which range from 0% to 0.75% (with a weighted average LIBOR floor of approximately 0.14%), and with resulting interest rates which range from of 2.86% to 4.85% as of March 31, 2021.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt		13.00%	7/31/2022	$1,750	$1,715	$1,715
				Member Units	1,500				1,500	1,120
									3,215	2,835

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	5,155	4,874	4,874	(9)
				Preferred Member Units	3,200				3,200	3,200
				Warrants	420		8/16/2029		316	10	(27)
									8,390	8,084

ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt		5.00%	11/16/2021	4,982	4,824	3,347	(14)
				Preferred Member Units	3,725,862				3,726	-
									8,550	3,347

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt		7.00%	10/31/2024	343	343	343
				Member Units	37				1,584	1,584
									1,927	1,927

Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,225	27,225	(9)
				Class A Preferred Member Units		14.00%			10,194	10,194	(30)
				Class B Preferred Member Units	140,000	8.00%			14,000	14,000	(30)
									51,419	51,419

Bond-Coat, Inc.		December 28, 2012	Casing and Tubing Coating Services
				Common Stock	57,508				6,350	2,040

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,556	8,513	8,513	(9)
				Preferred Member Units	2,950				4,280	5,850	(8)
									12,793	14,363

Bridge Capital Solutions Corporation		April 18, 2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt		13.00%	12/11/2024	8,813	8,403	8,403
				Warrants	82		7/25/2026		2,132	3,220	(27)
				Secured Debt		13.00%	12/11/2024	1,000	998	998	(30)
				Preferred Member Units	17,742				1,000	1,000	(8) (30)
									12,533	13,621

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
California Pizza Kitchen, Inc.	(11)	August 29, 2016	Casual Restaurant Group
				Secured Debt		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,288	7,315	(9)
				Secured Debt		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,657	2,590	2,524	(9) (19)
				Secured Debt		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash, L+12.50% PIK, Floor 1.50%)	5/23/2025	2,291	2,291	1,833	(9) (19)
				Common Stock	169,088				949	1,860
									13,118	13,532

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,891	6,891	5,823	(9)
				Common Stock	329,084				1,481	1,645
									8,372	7,468

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	5,250	5,129	4,909	(9)
				Common Stock	177,130				5,309	2,613
									10,438	7,522

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,498	3,274	(9)

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,832	2,832	31	(14) (17) (19)

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,750	7,850	(9)

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units					5,637	8,617

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)	375				-	67

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.23% (L+5.00%)	7/2/2026	19,403	18,580	19,124

Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,959	5,959	5,959	(19)
				Warrants	915,734		12/23/2023		474	-	(29)
									6,433	5,959

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	13,628	13,422	13,560	(9)

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,213	9,004	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			951	951	(8) (19)
				Class A Preferred Member Units	776,316				776	880
									10,940	10,835

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,320	5,256	4,921	(9) (19)

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	11,857	11,523	11,523	(9)

Echo US Holdings, LLC.	(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	22,190	22,090	22,190	(9)

Electronic Transaction Consultants, LLC	(10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,829	9,829	(9)

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	0.1%				3,813	959	(31)
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	0.4%				2,097	465	(31)
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	0.1%				4,366	1,291	(8) (31)
				LP Interests (EnCap Energy Capital Fund X, L.P.)	0.1%				8,720	6,426	(8) (31)
				LP Interests (EnCap Flatrock	0.8%				6,706	2,546	(8) (31)

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Midstream Fund II, L.P.)
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

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

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
(5)

Control investments are defined by the 1940 Act, as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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

(10)	Private Loan portfolio investment. See Note C for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C for a description of Other Portfolio investments.
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

MSCC was formed in March 2007 to operate as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, together with MSMF, the “Funds”), and each of their general partners. The Funds are each licensed as a Small Business Investment Company (“SBIC”) by the United States Small Business Administration (“SBA”). Because MSCC is internally managed, all of the executive officers and other employees are employed by MSCC. Therefore, MSCC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan (as defined in Note C) investments, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations and cash flows for the three months ended March 31, 2021 and 2020, and financial position as of March 31, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Portfolio Investment Classification

Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, Main Street has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the External Investment Manager.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market and short-term portfolio investments generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street’s Investment Portfolio.

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market and short-term portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more

LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 16 LMM portfolio companies for the three months ended March 31, 2021, representing approximately 26% of the total LMM portfolio at fair value as of March 31, 2021, and on a total of 15 LMM portfolio companies for the three months ended March 31, 2020, representing approximately 26% of the total LMM portfolio at fair value as of March 31, 2020. Excluding its investments in LMM portfolio companies that, as of March 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the three months ended March 31, 2021 and 2020 was 29% of the total LMM portfolio at fair value as of both March 31, 2021 and 2020.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 93% and 90% of the Middle Market portfolio investments as of March 31, 2021 and December 31, 2020, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 11 Private Loan portfolio companies for the three months ended March 31, 2021, representing approximately 22% of the total Private Loan portfolio at fair value as of March 31, 2021, and on a total of 10 Private Loan portfolio companies for the three months ended March 31, 2020, representing approximately 17% of the total Private Loan portfolio at fair value as of March 31, 2020. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the three months ended March 31, 2021 and 2020 was 29% and 25% of the total Private Loan portfolio at fair value as of March 31, 2021 and 2020, respectively.

For valuation purposes, all of Main Street’s short-term portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. Because all of the short-term portfolio investments are typically valued using third-party quotes or other independent pricing services, Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its short-term portfolio investments.

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 5.1% and 3.6% of Main Street’s Investment Portfolio at fair value as of March 31, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

The Board of Directors of Main Street has the final responsibility for overseeing, reviewing and approving, in good faith, Main Street’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. Main Street believes its Investment Portfolio as of March 31, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which Main Street operates and other conditions in existence on those reporting dates.

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

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of Main Street’s Investment Portfolio has been experiencing increased volatility since the beginning of the COVID-19 pandemic.

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At March 31, 2021, cash balances totaling $62.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of March 31, 2021, Main Street’s total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.8% of its fair value and 2.9% of its cost. As of December 31, 2020, Main Street’s total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the three months ended March 31, 2021 and 2020, (i) approximately 3.8% and 1.1%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 1.0%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$43,471	$44,877
Dividend income	17,697	8,041
Fee income	1,639	3,232
Total interest, fee and dividend income	$62,807	$56,150

5.           Deferred Financing Costs

Deferred financing costs include commitment fees and other costs related to Main Street’s multi-year revolving credit facility (the “Credit Facility”) and its unsecured notes, as well as the commitment fees and leverage fees (approximately 3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E. Deferred financing costs in connection with the Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability.

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2021 and 2020, approximately 2.4% and 2.6%, respectively, of Main

Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in Note E – Debt, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.

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

In May 2020, the SEC published Release No. 33-10786 (the “May 2020 Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) under Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the May 2020 Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. Main Street adopted the rules pursuant to the May 2020 Release during the quarter ended June 30, 2020. The impact of the adoption of these rules on Main Street’s consolidated financial statements was not material.

In December 2020, the SEC published Release No. IC-34084 (the “December 2020 Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of Rule 18f-4 and amendment of Rule 6c-11 under the 1940 Act to provide an updated, comprehensive approach to the regulation of registered investment companies’, including BDCs’, use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the December 2020 Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers and that the fund’s board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. Main Street adopted the rules pursuant to the December 2020 Release during the quarter ended March 31, 2021. As Main Street is a limited user of derivatives, the impact of the adoption of these rules on the consolidated financial statements was not material.

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

As of March 31, 2021 and December 31, 2020, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, Main Street’s private loan (“Private Loan”) portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, Main Street held several short-term portfolio investments consisting primarily of investments in secured debt investments and independently rated debt investments. The fair value determination for these investments consisted of available observable inputs in non-active markets sufficient to determine the fair value of these investments. As a result, all of Main Street’s short-term portfolio investments were categorized as Level 2 as of March 31, 2021. Main Street did not hold any short-term portfolio investments as of December 31, 2020.

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

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2021 and December 31, 2020:

	Fair Value as of
	March 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$895,977	Discounted cash flow	WACC	9.3% - 20.9%	14.2%	14.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,381,994	Discounted cash flow	Risk adjusted discount factor	6.5% - 15.0%(2)	10.5%	10.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$469,397	Market approach	Third‑party quote	45.5 - 100.8	96.7	99.3
Total Level 3 investments	$2,747,368

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.0% - 33.4%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$877,732	Discounted cash flow	WACC	9.4% - 21.0%	14.3%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,339,079	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.3%(2)	10.6%	10.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$468,055	Market approach	Third‑party quote	45 - 100.3	94.7	96.5
Total Level 3 investments	$2,684,866

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.4% - 29.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three-month periods ended March 31, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(125,448)	$157,787	$5,529	$8,999	$(2,610)	$1,851,391
Equity	866,734	—	(24,913)	18,290	11,146	11,696	3,810	886,763
Equity Warrant	10,998	—	—	—	330	(914)	(1,200)	9,214
	$2,684,866	$—	$(150,361)	$176,077	$17,005	$19,781	$—	$2,747,368

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(176,860)	$121,481	$16,539	$(141,100)	$—	$1,602,635
Equity	809,538	—	(6,469)	22,492	3,177	(68,972)	—	759,766
Equity Warrant	10,211	—	(1,096)	—	1,096	134	—	10,345
	$2,602,324	$—	$(184,425)	$143,973	$20,812	$(209,938)	$—	$2,372,746

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

At March 31, 2021 and December 31, 2020, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At March 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,328,605	$—	$—	$1,328,605
Middle Market portfolio investments	418,119	—	—	418,119
Private Loan portfolio investments	741,196	—	—	741,196
Other Portfolio investments	142,228	—	—	142,228
External Investment Manager	117,220	—	—	117,220
Short-term portfolio investments	52,763	—	52,763	—
Total investments	$2,800,131	$—	$52,763	$2,747,368

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,285,524	$—	$—	$1,285,524
Middle Market portfolio investments	445,609	—	—	445,609
Private Loan portfolio investments	740,370	—	—	740,370
Other Portfolio investments	96,603	—	—	96,603
External Investment Manager	116,760	—	—	116,760
Total investments	$2,684,866	$—	$—	$2,684,866

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

As needed, Main Street’s Investment Portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be liquidated in one year or less. These short-term investments are not expected to be a significant portion of the overall Investment Portfolio.

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended March 31, 2021 and 2020 are net of expenses allocated to the External Investment Manager of $2.4 million and $1.6 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2021 and 2020, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, all of which are discussed further below):

	As of March 31, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	71	40	63
Fair value	$1,328.6	$418.1	$741.2
Cost	$1,129.1	$454.8	$767.1
Debt investments as a % of portfolio (at cost)	66.0%	92.4%	94.1%
Equity investments as a % of portfolio (at cost)	34.0%	7.6%	5.9%
% of debt investments at cost secured by first priority lien	98.2%	93.4%	96.8%
Weighted-average annual effective yield (b)	11.5%	7.9%	8.7%
Average EBITDA (c)	$5.5	$72.1	$50.8

(a)	At March 31, 2021, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	63
Fair value	$1,285.5	$445.6	$740.4
Cost	$1,104.6	$488.9	$769.0
Debt investments as a % of portfolio (at cost)	65.8%	93.0%	93.8%
Equity investments as a % of portfolio (at cost)	34.2%	7.0%	6.2%
% of debt investments at cost secured by first priority lien	98.1%	92.4%	95.4%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.7%
Average EBITDA (c)	$5.3	$76.5	$58.1

(a)	At December 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
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

As of March 31, 2021, Main Street had Other Portfolio investments in fourteen companies, collectively totaling approximately $142.2 million in fair value and approximately $164.4 million in cost basis and which comprised approximately 5.1% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% of Main Street’s Investment Portfolio at fair value.

As of March 31, 2021, Main Street had short-term portfolio investments in ten companies, collectively totaling approximately $52.8 million in fair value and approximately $52.8 million in cost basis and which comprised approximately 1.9% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, Main Street held no short-term investments.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2021, there was $29.5 million cost basis in this investment and the investment had a fair value of approximately $117.2 million, which comprised approximately 4.2% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, there was $29.5 million cost basis in this investment and the investment had a fair value of approximately $116.8 million, which comprised approximately 4.3% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2021	December 31, 2020
First lien debt	77.5%	77.0%
Equity	19.4%	19.0%
Second lien debt	1.9%	2.7%
Equity warrants	0.4%	0.5%
Other	0.8%	0.8%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
First lien debt	70.0%	70.0%
Equity	27.2%	26.4%
Second lien debt	1.7%	2.4%
Equity warrants	0.4%	0.4%
Other	0.7%	0.8%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2021	December 31, 2020
Southwest	23.3%	24.3%
Northeast	20.9%	22.6%
West	21.5%	21.0%
Midwest	19.0%	18.2%
Southeast	13.0%	12.8%
Canada	2.3%	1.1%
Other Non-United States	0.0%	0.0%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
Southwest	24.3%	24.7%
West	21.8%	21.4%
Northeast	20.0%	21.7%
Midwest	20.4%	19.7%
Southeast	11.4%	11.5%
Canada	2.1%	1.0%
Other Non-United States	0.0%	0.0%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2021	December 31, 2020
Construction & Engineering	7.4%	6.0%
Machinery	6.3%	6.4%
Health Care Providers & Services	5.5%	5.1%
Internet Software & Services	5.3%	5.2%
Professional Services	4.7%	5.1%
Aerospace & Defense	4.6%	5.9%
Energy Equipment & Services	4.5%	4.5%
Software	4.5%	4.4%
Specialty Retail	4.3%	3.1%
Commercial Services & Supplies	4.2%	4.7%
Leisure Equipment & Products	4.1%	4.2%
IT Services	3.6%	4.0%
Communications Equipment	3.3%	3.3%
Oil, Gas & Consumable Fuels	2.7%	3.2%
Hotels, Restaurants & Leisure	2.7%	2.6%
Food Products	2.3%	2.6%
Tobacco	2.2%	2.2%
Media	2.1%	2.1%
Distributors	2.1%	2.1%
Diversified Financial Services	2.1%	2.1%
Building Products	2.1%	1.4%
Electronic Equipment, Instruments & Components	1.9%	1.9%
Diversified Telecommunication Services	1.7%	2.6%
Computers & Peripherals	1.6%	1.5%
Containers & Packaging	1.5%	1.6%
Life Sciences Tools & Services	1.3%	1.4%
Household Durables	1.3%	1.3%
Trading Companies & Distributors	1.2%	1.2%
Diversified Consumer Services	1.0%	1.0%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	1.0%	1.0%
Electrical Equipment	1.0%	0.8%
Other (1)	4.9%	4.5%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2021	December 31, 2020
Machinery	8.0%	8.1%
Construction & Engineering	7.4%	6.1%
Health Care Providers & Services	5.4%	5.2%
Software	4.7%	4.6%
Internet Software & Services	4.6%	4.5%
Specialty Retail	4.6%	3.4%
Aerospace & Defense	4.3%	5.7%
Commercial Services & Supplies	4.1%	4.5%
Leisure Equipment & Products	4.0%	4.0%
Professional Services	3.6%	4.0%
IT Services	3.4%	3.8%
Diversified Consumer Services	3.2%	3.0%
Computers & Peripherals	3.1%	2.9%
Energy Equipment & Services	3.0%	3.0%
Communications Equipment	2.8%	2.7%
Media	2.5%	2.5%
Oil, Gas & Consumable Fuels	2.3%	2.7%
Diversified Financial Services	2.3%	2.3%
Hotels, Restaurants & Leisure	2.2%	2.0%
Distributors	2.1%	2.1%
Tobacco	2.1%	2.1%
Building Products	2.1%	1.4%
Food Products	2.0%	2.2%
Diversified Telecommunication Services	1.6%	2.0%
Containers & Packaging	1.6%	1.7%
Life Sciences Tools & Services	1.3%	1.4%
Household Durables	1.3%	1.3%
Construction Materials	1.2%	1.4%
Electronic Equipment, Instruments & Components	1.2%	1.3%
Trading Companies & Distributors	1.2%	1.2%
Transportation Infrastructure	1.0%	1.0%
Food & Staples Retailing	1.0%	0.9%
Electrical Equipment	1.0%	0.8%
Other (1)	3.8%	4.2%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At March 31, 2021 and December 31, 2020, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Regulation S-X requires Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and

(2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of March 31, 2021 and December 31, 2020, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1 and Note C, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

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

As described more fully in Note L – Related Party Transactions, the External Investment Manager launched and closed its first private fund. The External Investment Manager entered into an Investment Management Agreement in December 2020 with MS Private Loan Fund I, LP, a private investment fund with a strategy to invest in Private Loan portfolio investments (the “Private Loan Fund”), pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. As of March 31, 2021, the Private Loan Fund is in the early stages of fund raising.

During the three months ended March 31, 2021 and 2020, the External Investment Manager earned $3.9 million and $2.5 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended March 31, 2021 and 2020.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2021 and 2020, Main Street allocated $2.4 million and $1.6 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2021 and 2020, the total contribution to Main Street’s net investment income was $3.6 million and $2.3 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021and 2020 is as follows:

	As of	As of
	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—MSC Income Fund	3,944	3,520
Total assets	$3,944	$3,520
Accounts payable to MSCC and its subsidiaries	$2,765	$2,423
Dividend payable to MSCC and its subsidiaries	1,179	1,097
Equity	—	—
Total liabilities and equity	$3,944	$3,520

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Management fee income	$3,903	$2,499
Incentive fees	—	—
Total revenues	3,903	2,499
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(2,043)	(1,060)
Other G&A expenses	(337)	(584)
Total allocated expenses	(2,380)	(1,644)
Pre‑tax income	1,523	855
Tax expense	(344)	(195)
Net income	$1,179	$660

NOTE E—DEBT

Summary of debt as of March 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$290,000	$(6,052)	$283,948	$279,959
Credit Facility	87,000	-	87,000	87,000
4.50% Notes due in 2022	185,000	(1,012)	183,988	193,625
5.20% Notes due 2024	450,000	1,681	451,681	484,781
3.00% Notes due 2026	300,000	(5,052)	294,948	297,474
Total Debt	$1,312,000	$(10,435)	$1,301,565	$1,342,839

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$309,800	$(5,828)	$303,972	$309,907
Credit Facility	269,000	-	269,000	269,000
4.50% Notes due 2022	185,000	(1,164)	183,836	194,938
5.20% Notes due 2024	450,000	1,817	451,817	488,102
Total Debt	$1,213,800	$(5,175)	$1,208,625	$1,261,947

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summarized interest expense for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SBIC Debentures	$2,741	$3,018
Credit Facility	967	2,939
4.50% Notes Due 2022	2,233	2,233
5.20% Notes Due 2024	5,714	4,251
3.00% Notes due in 2026	2,149	-
Total Interest Expense	$13,804	$12,441

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $290.0 million and $309.8 million at March 31, 2021 and December 31, 2020, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the three months ended March 31, 2021, Main Street issued $20.2 million of SBIC debentures and opportunistically prepaid the remaining $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.2% and 3.4% as of March 31, 2021 and December 31, 2020, respectively. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of March 31, 2021 was approximately 6.2 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of March 31, 2021, the SBIC debentures consisted of (i) $115.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $113.1 million that was net of unamortized debt issuance costs of $1.9 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $170.9 million that was net of unamortized debt issuance costs of $4.1 million.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of March 31, 2021, the Credit Facility included total commitments of $780.0 million from a diversified group of 19 lenders, was set to mature in September 2023 and contained an accordion feature which allowed Main Street to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. See Note M for discussion of the recent amendment to the Credit Facility, made subsequent to March 31, 2021, that increased commitments under the Credit Facility and extended its revolving period and final maturity date, among other items.

As of March 31, 2021, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of the most recent reset date for the period ended March 31, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of March 31, 2021) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility was secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of March 31, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility was provided on a revolving basis through its then-scheduled maturity date in September 2023, and contained two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. See Note M for discussion of the recent amendment to the Credit Facility, made subsequent to March 31, 2021, that increased commitments under the Credit Facility and extended its revolving period and final maturity date, among other items.

As of March 31, 2021, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% and 3.5% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, Main Street was in compliance with all financial covenants of the Credit Facility.

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

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of March 31, 2021, Main Street was in compliance with these covenants.

5.20% Notes due 2024

In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million aggregate principal amount of the 5.20% Notes at an issue price of 105.0% and, in July 2020, Main Street issued an additional $125.0 million aggregate principal amount at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after net issue price premiums and estimated offering expenses payable, were approximately $451.4 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of March 31, 2021, Main Street was in compliance with these covenants.

3.00% Notes due 2026

In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million. The 3.00% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. Main Street may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of March 31, 2021, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2021	2020
NAV at the beginning of the period	$22.35	$23.91
Net investment income(1)	0.58	0.57
Net realized loss(1)(2)	(0.23)	(0.35)
Net unrealized appreciation (depreciation)(1)(2)	0.50	(3.00)
Income tax benefit (provision)(1)(2)	(0.01)	0.12
Net increase (decrease) in net assets resulting from operations(1)	0.84	(2.66)
Dividends paid	(0.62)	(0.62)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.01	0.03
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.02	0.03
Other(3)	0.05	0.04
NAV at the end of the period	$22.65	$20.73
Market value at the end of the period	$39.15	$20.51
Shares outstanding at the end of the period	68,000,898	64,462,649

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
NAV at end of period	$1,540,164	$1,336,170
Average NAV	$1,527,466	$1,436,280
Average outstanding debt	$1,263,950	$1,100,800
Ratio of total expenses, including income tax expense, to average NAV (1) (2)	1.55%	0.79%
Ratio of operating expenses to average NAV (2) (3)	1.51%	1.36%
Ratio of operating expenses, excluding interest expense, to average NAV (2) (3)	0.61%	0.50%
Ratio of net investment income to average NAV (2)	2.60%	2.54%
Portfolio turnover ratio (2)	4.92%	5.57%
Total investment return (2) (4)	23.52%	(51.61)%
Total return based on change in NAV (2) (5)	3.79%	(11.16)%

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
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager.
(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return is based on change in net asset value as calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays monthly dividends to its stockholders. Future monthly dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.205 per share for each month of January through March 2021, totaling $41.8 million, or $0.615 per share, for the three months ended March 31, 2021, compared to aggregate regular monthly dividends of approximately $39.7 million, or $0.615 per share, for the three months ended March 31, 2020.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$57,346	$(171,438)
Book-tax difference from share-based compensation expense	2,333	2,720
Net unrealized (appreciation) depreciation	(34,001)	193,848
Income tax provision (benefit)	682	(8,264)
Pre-tax book (income) loss not consolidated for tax purposes	5,353	6,785
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	6,121	21,879
Estimated taxable income (1)	37,834	45,530
Taxable income earned in prior year and carried forward for distribution in current year	24,350	29,107
Taxable income earned prior to period end and carried forward for distribution next period	(34,231)	(48,149)
Dividend payable as of period end and paid in the following period	13,940	13,218
Total distributions accrued or paid to common stockholders	$41,893	$39,706

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Current tax expense (benefit):
Federal	$45	$(202)
State	296	(583)
Excise	293	491
Total current tax expense (benefit)	634	(294)
Deferred tax expense (benefit):
Federal	194	(7,418)
State	(146)	(552)
Total deferred tax expense (benefit)	48	(7,970)

Total income tax provision (benefit)	$682	$(8,264)

The net deferred tax liability at March 31, 2021 and December 31, 2020 was $2.6 million, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2021, Main Street sold 112,680 shares of its common stock at a weighted-average price of $31.59 per share and raised $3.6 million of gross proceeds under the ATM Program. Net proceeds were $3.5 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2021, 5,600,692 shares remained available for sale under the ATM Program.

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

Summarized DRIP information for the three months ended March 31, 2021 and 2020 is as follows:

	March 31,
	2021	2020

	($ in millions)
Total dividends paid	$41.8	$39.7
DRIP participation	$3.7	$3.9
Shares issued for DRIP	106,651	108,722

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2021.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Three months ended March 31, 2021	(6,881)
Restricted stock available for issuance as of March 31, 2021	1,509,793

As of March 31, 2021, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Three months ended March 31, 2021	-
Restricted stock available for issuance as of March 31, 2021	256,651

For the three months ended March 31, 2021 and 2020, Main Street recognized total share-based compensation expense of $2.3 million and $2.8, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of March 31, 2021, there was $10.1 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years as of March 31, 2021.

NOTE K—COMMITMENTS AND CONTINGENCIES

At March 31, 2021, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Fund III, LP	$8,117

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$251
EnCap Energy Capital Fund X, L.P.	1,039
EnCap Flatrock Midstream Fund II, L.P.	4,586
EnCap Flatrock Midstream Fund III, L.P.	423
$6,299

EIG Fund Investments	$3,701

Brightwood Capital Fund III, LP	$3,000

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	3,113
$4,488

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$599

HPEP 3, L.P.	$1,555

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Total equity commitments	$31,359

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

MS Private Loan Fund I, LP	$8,170
SI East, LLC	7,500
Eastern Wholesale Fence LLC	5,946
Adams Publishing Group, LLC	5,000
Bolder Panther Group, LLC	4,500
Classic H&G Holdco, LLC	4,000
Pearl Meyer Topco LLC	3,988
Electronic Transaction Consultants, LLC	3,704
Ian, Evan & Alexander Corporation (EverWatch)	3,333
Hunter Defense Technologies, Inc.	3,230
NinjaTrader, LLC	3,078
Arcus Hunting LLC	2,892
Mako Steel, LP	2,779
GS HVAM Intermediate, LLC	2,773
Echo US Holdings, LLC.	2,586
Superior Rigging & Erecting Co.	2,500
Klein Hersh, LLC	2,500
Nebraska Vet AcquireCo, LLC	2,500
MB2 Dental Solutions, LLC	2,281
Fortna, Inc.	2,027
PPL RVs, Inc.	2,000
Hawk Ridge Systems, LLC	2,000
RTIC Subsidiary Holdings, LLC	1,918
Lynx FBO Operating LLC	1,875
Market Force Information, LLC	1,850
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
GRT Rubber Technologies LLC	1,340
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
Tedder Industries, LLC	1,200
Invincible Boat Company, LLC.	1,080
CompareNetworks Topco, LLC	1,000
NRI Clinical Research, LLC	1,000
HW Temps LLC	800
Mystic Logistics Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises RLOC	750
PT Network, LLC	658
ASC Interests, LLC	600
Jensen Jewelers of Idaho, LLC	500
Clickbooth.com, LLC	457
American Nuts, LLC	281
Dynamic Communities, LLC	250
Acousti Engineering Company of Florida	53

Total loan commitments	$105,309

Total commitments	$136,668

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of March 31, 2021.

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

Total operating lease cost incurred by Main Street for each of the three months ended March 31, 2021 and 2020 was $0.2 million. As of March 31, 2021, the asset related to the operating lease was $4.1 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $4.9 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of March 31, 2021, the remaining lease term was 6.8 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of March 31, 2021 (in thousands):

For the Years Ended December 31,	Amount
2021	$583
2022	790
2023	804
2024	818
2025	832
Thereafter	1,779
Total	$5,606

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At March 31, 2021, Main Street had a receivable of approximately $3.9 million due from the External Investment Manager, which included (i) approximately $2.8 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.2 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which Main Street generally refers to as Private Loan investments. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have a direct pecuniary interests in the Private Loan Fund. As of March 31, 2021, Main Street has funded approximately $[ ] million of its limited partner commitment and Main Street’s unfunded commitment was approximately $8.2 million.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing. As of March 31, 2021, there was $8.4 of borrowings outstanding under the Private Loan Fund Loan.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2021, $13.3 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.1 million had been deferred into phantom Main Street stock units, representing 154,959 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

During April 2021, Main Street amended its Credit Facility to, among other changes, (i) increase the revolving commitments by lenders to $855.0 million, and with the right to request an increase in commitments under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.2 billion, subject to certain conditions, (ii) extend the revolving period under the Credit Facility to April 7, 2025 and the final maturity date of the Credit Facility to April 7, 2026 and (iii) make other changes to the Credit Facility, including, but not limited to, changes to financial covenants, LIBOR transition provisions, and technical changes to the general security agreement and equity pledge agreement relating to the Credit Facility.

During May 2021, Main Street declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2021. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2021, unchanged from the regular monthly dividends paid in the third quarter of 2020. Including the regular monthly dividends declared for the second and third quarters of 2021, Main Street will have paid $31.445 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

March 31, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$-	$230	$-	$2,030	$230	$-	$2,260
California Splendor Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	65	784	27,789	79	-	27,869
	(L+8.00%, Floor 1.00%) Secured Debt	(9)	-	(29)	117	8,043	10	5,629	2,423
	Preferred Member Units	(9)	-	-	310	8,255	310	-	8,565
	Preferred Member Units	(9)	-	631	63	6,241	631	-	6,872
Clad-Rex Steel, LLC	(L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	292	10,853	-	81	10,773
	Member Units	(5)	-	-	72	8,610	-	-	8,610
	Member Units	(5)	-	-	-	530	-	-	530
	10.00% Secured Debt	(5)	-	-	28	1,100	-	7	1,093
CMS Minerals Investments	Member Units	(9)	-	180	2	1,624	180	37	1,767
Cody Pools, Inc.	(L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(7)	439	14,216	7	207	14,016
	Preferred Member Units	(8)	-	3,930	29	14,940	3,930	-	18,870
CompareNetworks Topco, LLC	Preferred Member Units	(9)	-	1,530	-	6,780	1,530	-	8,310
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	(3)	229	7,953	3	3	7,954
Datacom, LLC	8.00% Secured Debt	(8)	(1,800)	185	-	1,615	185	1,800	-
	Preferred Member Units	(8)	-	-	-	-	2,610	-	2,610
	10.50% PIK Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,475	-
	Preferred Member Units	(8)	(6,030)	6,030	-	-	6,030	6,030	-
	Preferred Member Units	(8)	(1,294)	1,294	-	-	1,294	1,294	-
	5.00% Secured Debt	(8)	-	-	113	-	8,064	27	8,037
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(1,560)	-	19,380	-	1,560	17,820
	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	463	15,007	9	-	15,015
Gamber-Johnson Holdings, LLC	(L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(15)	472	19,838	815	15	20,638
	Member Units	(5)	-	(88)	3,235	52,490	2,848	88	55,250
GRT Rubber Technologies LLC	(L+7.00%) Secured Debt	(8)	-	-	299	16,775	-	-	16,775
	Member Units	(8)	-	-	944	44,900	-	-	44,900
Jensen Jewelers of Idaho, LLC	(Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(3)	86	3,400	3	153	3,250
	Member Units	(9)	-	700	415	7,620	700	-	8,320
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	-	12,240	-	-	12,240
	11.50% Secured Debt	(5)	-	-	655	22,269	11	-	22,280
	9.00% Secured Debt	(5)	-	-	89	3,909	-	8	3,901
	Member Units	(5)	-	-	24	1,160	-	-	1,160
Market Force Information, LLC	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	76	1,600	1,550	-	3,150
	PIK Secured Debt	(9)	-	(294)	-	13,562	-	294	13,268
MH Corbin Holding LLC	(10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	-	284	8,280	8	80	8,208
	Preferred Member Units	(5)	-	(1,170)	-	2,370	-	1,170	1,200
MSC Adviser I, LLC	Member Units	(8)	-	460	1,179	116,760	460	-	117,220
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	205	6,723	2	-	6,725
	Common Stock	(6)	-	(1,710)	476	8,990	-	1,710	7,280
OMi Holdings, Inc.	Common Stock	(8)	-	(1,550)	450	20,380	-	1,550	18,830
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	-	1,064	34,689	14	-	34,703
	12.00% Secured Debt	(6)	-	-	44	2,513	-	1,500	1,013
	Member Units	(6)	-	-	850	15,940	-	-	15,940
PPL RVs, Inc.	Common Stock	(8)	-	830	38	11,500	830	-	12,330
	(L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(7)	236	11,806	13	207	11,612
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	(62)	214	6,397	6	62	6,340
	Warrants	(8)	-	330	-	870	330	1,200	-
	Common Stock	(8)	-	(360)	-	-	1,200	360	840
	Preferred Member Units	(8)	-	(120)	-	10,500	-	120	10,380
Quality Lease Service, LLC	Member Units	(7)	-	(178)	-	4,460	-	578	3,882
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(340)	29	6,030	-	340	5,690
	12.00% Secured Debt	(7)	-	-	267	8,644	5	-	8,649
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	-	21	16	979	21	-	1,000
	Preferred Member Units	(8)	-	290	-	1,780	290	-	2,070
	14.00% Secured Debt	(8)	-	-	96	2,750	-	-	2,750
	12.00% Secured Debt	(8)	-	-	19	625	-	-	625
Other controlled investments
2717 MH, L.P.	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	250	-	-	250
	LP Interests (2717 MH, L.P.)	(8)	-	(65)	-	2,702	46	65	2,684
ASC Interests, LLC	Member Units	(8)	-	50	-	1,120	50	-	1,170
	13.00% Secured Debt	(8)	-	-	62	1,715	5	-	1,720
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(470)	-	3,200	-	470	2,730
	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	171	4,874	15	-	4,889
	Warrants	(8)	-	(10)	-	10	-	10	-
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(123)	-	3,347	-	163	3,184

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Barfly Ventures, LLC	7.00% Secured Debt	(5)	-	-	20	343	368	-	711
	Member Units	(5)	-	-	-	1,584	-	-	1,584
Bolder Panther Group, LLC	8.00% Class B Preferred Member Units	(9)	-	-	276	14,000	-	-	14,000
	(L+9.00%, Floor 1.50%) Secured Debt	(9)	-	-	744	27,225	14	-	27,239
	14.00% Class A Preferred Member Units	(9)	-	-	352	10,194	-	-	10,194
	(L+8.00%, Floor 1.50%) Secured Debt	(9)	-	-	15	-	500	-	500
Bond-Coat, Inc.	Common Stock	(8)	-	440	-	2,040	440	-	2,480
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(360)	337	5,850	-	360	5,490
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	237	8,513	5	124	8,394
Bridge Capital Solutions Corporation	Preferred Member Units	(6)	-	-	25	1,000	-	-	1,000
	13.00% Secured Debt	(6)	-	-	33	998	1	-	999
	13.00% Secured Debt	(6)	-	-	457	8,403	170	-	8,573
	Warrants	(6)	-	120	-	3,220	120	-	3,340
CBT Nuggets, LLC	Member Units	(9)	-	-	-	46,080	-	-	46,080
Centre Technologies Holdings, LLC	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	363	11,549	16	1,753	9,813
	Preferred Member Units	(8)	-	-	30	6,160	-	-	6,160
Chamberlin Holding LLC	(L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(8)	352	15,212	8	8	15,212
	Member Units	(8)	-	210	576	28,070	210	-	28,280
	Member Units	(8)	-	60	17	1,270	60	-	1,330
Charps, LLC	Preferred Member Units	(5)	-	800	141	10,520	800	-	11,320
	(8.67% Cash, 1.33% PIK) Unsecured Debt	(5)	-	(481)	356	8,475	146	904	7,718
	0.15 Secured Debt	(5)	-	-	4	669	-	669	-
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	378	-	24,948	-	24,948
	Preferred Member Units	(6)	-	-	-	-	7,680	-	7,680
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Digital Products Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	502	18,077	11	330	17,758
	Preferred Member Units	(5)	-	-	50	9,835	-	-	9,835
Garreco, LLC	Member Units	(8)	-	260	-	1,410	260	-	1,670
	(L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	102	4,519	-	-	4,519
Gulf Manufacturing, LLC	Member Units	(8)	-	140	154	4,510	140	-	4,650
Gulf Publishing Holdings, LLC	(5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	7	250	7	3	253
	(6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	-	421	12,044	421	206	12,259
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(130)	-	5,450	-	130	5,320
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(5)	373	12,800	5	5	12,800
	Preferred Stock	(7)	-	-	-	12,680	-	-	12,680
KBK Industries, LLC	Member Units	(5)	-	-	28	13,200	-	-	13,200
MS Private Loan Fund	LP Interests	(8)	-	-	-	-	142	-	142
	5.0% Unsecured Debt	(8)	-	-	111	-	8,422	-	8,422
MSC Income Fund Inc.	5.0% Unecured Debt	(8)	-	210	368	-	39,822	-	39,822
NAPCO Precast, LLC	Member Units	(8)	-	(530)	79	16,100	-	530	15,570
Nebraska Vet AcquireCo, LLC (NVS)	Preferred Member Units	(5)	-	-	-	6,500	-	-	6,500
	12.00% Secured Debt	(5)	-	-	326	10,395	5	-	10,400
NexRev LLC	Preferred Member Units	(8)	-	1,810	20	1,470	1,810	-	3,280
	11.00% Secured Debt	(8)	-	178	474	16,726	188	218	16,696
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(8)	135	5,620	8	8	5,620
	Warrants	(9)	-	40	-	1,490	40	-	1,530
	Member Units	(9)	-	150	136	5,600	150	-	5,750
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	62	2,080	-	-	2,080
	Member Units	(5)	-	419	(45)	2,821	419	-	3,240
NuStep, LLC	Preferred Member Units	(5)	-	610	-	10,780	610	-	11,390
	12.00% Secured Debt	(5)	-	-	529	17,193	10	-	17,203
Pegasus Research Group, LLC	Member Units	(8)	-	(560)	-	8,830	-	560	8,270
River Aggregates, LLC	Member Units	(8)	-	-	-	3,240	-	-	3,240
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	482	16,301	17	1,600	14,718
	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
	12.00% Secured Debt	(9)	-	-	(1)	-	-	-	-
UnionRock Energy Fund II, LP	LP Interests	(9)	-	520	-	2,894	1,895	-	4,788
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	66	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$(10,925)	$14,261	$24,025	$1,113,725	$126,139	$46,901	$1,192,964
Affiliate Investments
AAC Holdings, Inc.	(10.00% Cash, 8.00% PIK) Secured Debt	(7)	$-	$163	$435	$9,187	$362	$-	$9,548
	Warrants	(7)	-	(1,136)	-	2,938	-	1,136	1,802
	Common Stock	(7)	-	(1,218)	-	3,148	-	1,218	1,930
	(L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	(16)	-	-	-	-
AFG Capital Group, LLC	Preferred Member Units	(8)	-	510	-	5,810	510	-	6,320
	10.00% Secured Debt	(8)	-	-	11	491	-	87	404
American Trailer Rental Group LLC	Member Units	(5)	-	1,870	-	16,010	1,870	-	17,880
BBB Tank Services, LLC	Member Units	(8)	-	-	-	280	-	-	280
	(L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	-	164	4,722	20	-	4,742
	PIK Preferred Stock (non-voting)	(8)	-	-	6	151	6	-	157

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Boccella Precast Products LLC	Member Units	(6)	-	(290)	360	6,040	-	290	5,750
Buca C, LLC	(2.56% Cash, 7.69% PIK) (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	362	14,256	-	373	13,883
CAI Software LLC	Member Units	(6)	-	410	(10)	7,190	410	-	7,600
	12.50% Secured Debt	(6)	-	(46)	1,489	47,474	46	3,399	44,121
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(420)	-	1,460	-	420	1,040
Classic H&G Holdings, LLC	Preferred Member Units	(6)	-	1,670	320	9,510	1,670	-	11,180
	12.00% Secured Debt	(6)	-	(10)	758	24,800	10	10	24,800
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	-	215	11,540	-	-	11,540
	LP Interests (Fund II)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	91	1,782	61	-	1,843
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	(316)	-	5,417	-	316	5,101
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	(100)	-	1,720	-	100	1,620
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(230)	-	1,250	-	230	1,020
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	-	-	300	-	-	300
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	3	-	33	526	34	113	446
Freeport Financial SBIC Fund LP	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	245	10,321	-	1,398	8,923
	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	-	-	5,264	-	-	5,264
GFG Group, LLC.	Preferred Member Units	(5)	-	-	-	-	4,900	-	4,900
	12.00% Secured Debt	(5)	-	-	315	-	15,588	-	15,588
Hawk Ridge Systems, LLC	10.00% Secured Debt	(9)	-	-	2	-	-	-	-
	10.00% Secured Debt	(9)	-	(8)	468	18,400	8	8	18,400
	Preferred Member Units	(9)	-	1,290	337	8,030	1,290	-	9,320
	Preferred Member Units	(9)	-	70	-	420	70	-	490
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	-	60	2,900	-	-	2,900
	Member Units	(8)	-	(830)	1	5,080	-	830	4,250
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	3,258	374	-	3,632
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	-	639	456	15,789	639	2,000	14,428
L.F. Manufacturing Holdings, LLC	PIK Preferred Member Units (non-voting)	(8)	-	-	3	93	3	-	96
	Member Units	(8)	-	-	-	2,050	-	-	2,050
OnAsset Intelligence, Inc.	PIK Unsecured Debt	(8)	-	-	2	64	3	2	66
	PIK Secured Debt	(8)	-	-	219	7,301	219	-	7,520
PCI Holding Company, Inc.	Preferred Stock	(9)	-	(203)	2,852	4,130	-	4,130	-
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(357)	-	-	-	-	-	-
SI East, LLC (Stavig)	9.50% Secured Debt	(7)	-	(39)	768	32,963	39	3,789	29,213
	Preferred Member Units	(7)	-	380	0	9,780	380	-	10,160
Slick Innovations, LLC	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
	12.00% Secured Debt	(6)	-	(12)	185	5,720	12	172	5,560
Superior Rigging & Erecting Co.	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
	12.00% Secured Debt	(7)	-	-	653	21,298	8	-	21,306
UniTek Global Services, Inc.	PIK Secured Debt	(6)	-	-	19	-	1,092	-	1,092
	PIK Preferred Stock	(6)	-	(52)	72	3,208	92	72	3,228
	(L+6.50% Floor 1.00%) Secured Debt	(6)	-	62	41	2,426	65	393	2,098
Volusion, LLC	11.50% Secured Debt	(8)	-	-	582	19,243	-	-	19,243
	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
	8.00% Unsecured Convertible Debt	(8)	-	-	8	291	-	-	291
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$(4,803)	$6,417	$11,505	$366,301	$34,356	$24,934	$375,723

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $258,822. This represented 16.8% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $52,555. This represented 3.4% of net assets as of March 31, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $112,201. This represented 7.3% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $107,338. This represented 7.0% of net assets as of March 31, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $43,701. This represented 2.8% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $92,642. This represented 6.0% of net assets as of March 31, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $492,297. This represented 32.0% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $93,135. This represented 6.0% of net assets as of March 31, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $285,943. This represented 18.6% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $30,053. This represented 2.0% of net assets as of March 31, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of March 31, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

March 31, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority-owned investments
Café Brazil, LLC	Member Units	(8)	$-	$(260)	$38	$2,440	$-	$260	$2,180
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	-	103	143	7,104	112	5,800	1,416
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	(65)	862	27,801	13	65	27,749
	Preferred Member Units	(9)	-	-	271	7,163	271	-	7,434
	Preferred Member Units	(9)	-	(1,601)	63	7,382	-	1,601	5,781
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	92	304	10,781	99	-	10,880
	Member Units	(5)	-	(1,020)	72	9,630	-	1,020	8,610
	10% Secured Debt	(5)	-	-	28	1,137	-	6	1,131
	Member Units	(5)	-	-	-	460	-	-	460
CMS Minerals Investments	Member Units	(9)	-	(392)	-	1,900	-	445	1,455
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	-	323	-	15,842	-	15,842
	Preferred Member Units	(8)	-	-	-	-	8,317	-	8,317
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	-	269	8,288	7	350	7,945
	Preferred Member Units	(9)	-	420	-	3,010	420	-	3,430
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	-	513	15,707	19	244	15,482
	Preferred Stock	(9)	-	(140)	-	20,200	-	140	20,060
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	-	(14)	410	19,022	14	798	18,238
	Member Units	(5)	-	(170)	2,057	53,410	-	170	53,240
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	-	-	363	15,016	1,759	-	16,775
	Member Units	(8)	-	(2,020)	695	47,450	-	2,020	45,430
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,587	-	-	-	-	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	-	-	-	-	-
	Preferred Stock	(9)	-	-	-	-	-	-	-
	Common Stock	(9)	130	-	-	-	-	-	-
	Warrants	(9)	-	-	-	-	-	-	-
Harborside Holdings, LLC	Member Units	(8)	-	-	-	9,560	-	-	9,560
IDX Broker, LLC	11.00% Secured Debt	(9)	-	(13)	380	13,400	13	813	12,600
	Preferred Member Units	(9)	-	2,860	69	15,040	2,860	-	17,900
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	-	(56)	125	4,000	4	156	3,848
	Member Units	(9)	-	(470)	-	8,270	-	470	7,800
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	742	24,982	574	400	25,156
	Member Units	(5)	-	(790)	-	12,240	-	790	11,450
	9.00% Secured Debt	(5)	-	-	90	3,939	-	7	3,932
	Member Units	(5)	-	-	22	1,160	-	-	1,160
Market Force Information, LLC	8% PIK Secured Debt	(9)	-	(373)	37	2,695	-	373	2,322
	12.00% PIK Secured Debt	(9)	-	(5,110)	242	22,621	8	5,110	17,519
	Member Units	(9)	-	(5,280)	-	5,280	-	5,280	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(76)	297	8,890	8	156	8,742
	Preferred Member Units	(5)	-	(20)	-	20	-	20	-
	Preferred Member Units	(5)	-	(400)	-	4,770	-	400	4,370
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	-	148	44	1,602	148	1,750	-
	12.00% Secured Debt	(9)	-	256	119	3,644	256	3,900	-
	Member Units	(9)	-	(1,000)	1	-	1,000	1,000	-
	9.50% Secured Debt	(9)	-	-	16	701	-	12	689
	Member Units	(9)	-	-	20	1,640	-	-	1,640
MSC Adviser I, LLC	Member Units	(8)	-	(12,940)	660	74,520	-	12,940	61,580
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	213	6,253	983	279	6,957
	Common Stock	(6)	-	1,780	-	8,410	1,780	-	10,190
OMi Holdings, Inc.	Common Stock	(8)	-	1,080	543	16,950	1,080	-	18,030
PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	-	-	339	12,118	123	250	11,991
	Common Stock	(8)	-	690	-	9,930	690	-	10,620
Principle Environmental, LLC (d/b.a TruHorizon Environmental Solutions)	13.00% Secured Debt	(8)	-	(13)	224	6,397	13	13	6,397
	Preferred Member Units	(8)	-	350	-	13,390	350	-	13,740
	Warrants	(8)	-	50	-	1,090	50	-	1,140

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Quality Lease Service, LLC	Member Units	(7)	-	(3,340)	-	9,289	300	3,340	6,249
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	-	-	282	9,102	7	320	8,789
	Common Stock	(7)	-	1,964	29	4,655	1,964	-	6,619
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	67	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(630)	-	4,089	-	630	3,459
	Common Stock	(9)	-	(239)	-	409	-	239	170
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	-	(101)	16	1,000	5	101	904
	12.00% Secured Debt	(8)	-	-	19	625	6	-	631
	14.00% Secured Debt	(8)	-	(279)	97	2,750	33	279	2,504
	Warrants	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	(130)	-	1,269	-	130	1,139
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	-	(1,962)	13	6,387	-	1,962	4,425
	Preferred Member Units	(5)	-	-	-	(284)	-	-	(284)
	Member Units	(5)	-	-	-	-	-	-	-
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	186	5,210	18	70	5,158
	Preferred Member Units	(8)	-	860	-	3,200	860	-	4,060
	Warrants	(8)	-	224	-	316	224	-	540
ASC Interests, LLC	12.50% Secured Debt	(8)	-	-	58	1,639	-	37	1,602
	Member Units	(8)	-	(240)	-	1,290	-	240	1,050
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(619)	92	4,521	31	619	3,933
	Preferred Member Units	(9)	-	(939)	-	939	-	939	-
Bond-Coat, Inc.	15% Secured Debt	(8)	-	-	1,399	11,473	123	11,596	-
	Common Stock	(8)	-	(1,280)	-	8,300	-	1,280	7,020
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	268	8,989	5	124	8,870
	Preferred Member Units	(9)	-	-	20	4,280	-	-	4,280
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	431	7,797	141	-	7,938
	Warrants	(6)	-	(180)	-	3,500	-	180	3,320
	13.00% Secured Debt	(6)	-	-	33	996	1	-	997
	Preferred Member Units	(6)	-	-	25	1,000	-	-	1,000
CBT Nuggets, LLC	Member Units	(9)	-	(3,230)	-	50,850	-	3,230	47,620
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	372	12,136	7	153	11,990
	Preferred Member Units	(8)	-	-	30	5,840	-	-	5,840
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	-	(8)	542	17,773	8	8	17,773
	Member Units	(8)	-	110	243	24,040	110	-	24,150
	Member Units	(8)	-	(530)	17	1,450	-	530	920
Charps, LLC	15.00% Secured Debt	(5)	-	-	76	2,000	-	-	2,000
	Preferred Member Units	(5)	-	640	23	6,920	640	-	7,560
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	-	-	-	872	-	80	792
Datacom, LLC	8.00% Secured Debt	(8)	-	-	-	1,615	-	-	1,615
	10.50% PIK Secured Debt	(8)	-	-	-	10,142	-	-	10,142
	Class A Preferred Member Units	(8)	-	-	-	-	-	-	-
	Class B Preferred Member Units	(8)	-	-	-	-	-	-	-
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	(338)	584	18,452	11	668	17,795
	Preferred Member Units	(5)	-	(2,796)	50	5,174	-	2,796	2,378
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	-	-	112	4,515	3	-	4,518
	Member Units	(8)	-	(480)	-	2,560	-	480	2,080
Gulf Manufacturing, LLC	Member Units	(8)	-	(2,180)	119	7,430	-	2,180	5,250
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	-	-	7	280	-	40	240
	12.50% Secured Debt	(8)	-	(139)	404	12,493	7	139	12,361
	Member Units	(8)	-	(2,420)	-	2,420	-	2,420	-
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	-	-	3,157	-	-	3,157
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(1,610)	104	7,970	-	1,610	6,360
J&J Services, Inc.	11.50% Secured Debt	(7)	-	-	518	17,430	7	-	17,437
	Preferred Stock	(7)	-	-	-	7,160	-	-	7,160
KBK Industries, LLC	Member Units	(5)	-	(440)	212	15,470	-	440	15,030
NAPCO Precast, LLC	Member Units	(8)	-	(2,850)	2	14,760	-	2,850	11,910
NexRev LLC	11.00% PIK Secured Debt	(8)	-	(1,701)	397	17,469	174	1,919	15,724
	Preferred Member Units	(8)	-	(6,310)	-	6,310	-	6,310	-
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(8)	201	5,981	1,527	8	7,500
	Warrants	(9)	-	160	-	1,230	160	-	1,390
	Member Units	(9)	-	333	377	4,988	710	377	5,321
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	193	6,376	-	-	6,376
	Member Units	(5)	-	(1,220)	25	4,710	-	1,220	3,490
NuStep, LLC	12.00% Secured Debt	(5)	-	-	610	19,703	11	160	19,554
	Preferred Member Units	(5)	-	-	-	10,200	-	-	10,200
Pegasus Research Group, LLC	Member Units	(8)	-	1,790	-	8,170	1,790	-	9,960
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	-	-	-	722	-	-	722
	Member Units	(8)	-	1,170	93	4,990	1,170	-	6,160
	Member Units	(8)	-	80	-	3,169	80	-	3,249
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	21	640	-	-	640
	12.00% Secured Debt	(9)	-	-	504	16,272	7	-	16,279

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,833)	-	9	4,564	-	-	-
Total Control investments			$(21,472)	$(39,665)	$19,474	$1,032,721	$46,953	$96,742	$978,368
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$20	$838	$-	$87	$751
	Preferred Member Units	(8)	-	(120)	-	5,180	-	120	5,060
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	-	(182)	1,119	27,087	182	27,269	-
	Member Units	(5)	-	669	-	8,540	4,410	-	12,950
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	-	(51)	171	4,698	18	51	4,665
	Preferred Member Units	(8)	-	-	5	131	5	-	136
	Member Units	(8)	-	(80)	-	290	-	80	210
Boccella Precast Products LLC	LIBOR Plus 10% (Floor 1.00%)	(6)	-	(15)	434	13,244	15	379	12,880
	Member Units	(6)	-	(610)	77	6,270	-	610	5,660
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	-	(1,821)	532	18,794	11	1,821	16,984
	Preferred Member Units	(7)	-	(4,005)	69	4,701	69	4,005	765
CAI Software LLC	11.00% Secured Debt	(6)	-	(4)	259	9,160	4	20	9,144
	Member Units	(6)	-	60	10	5,210	60	-	5,270
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(200)	(91)	2,740	-	200	2,540
Charlotte Russe, Inc	Common Stock	(9)	-	-	-	-	-	-	-
Classic H&G Holdings, LLC	12% Secured Debt	(6)	-	-	717	-	25,743	-	25,743
	Preferred Member Units	(6)	-	-	-	-	5,760	-	5,760
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	-	-	-	855	-	-	855
	LP Interests (Fund III)	(8)	-	(1,329)	277	13,915	-	2,341	11,574
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	-	164	2,362	-	-	2,362
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	(185)	-	7,033	-	185	6,848
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	(59)	-	2,233	-	59	2,174
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	(100)	4	400	-	100	300
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(113)	34	720	61	219	562
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	(739)	-	5,778	-	739	5,039
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(1,052)	255	9,696	989	1,052	9,633
Fuse, LLC	12% Secured Debt	(9)	-	-	59	1,939	-	-	1,939
	Common Stock	(9)	-	-	-	256	-	-	256
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	2,474	345	-	2,819
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	-	13	600	-	-	600
	11.00% Secured Debt	(9)	-	(7)	380	13,400	7	7	13,400
	Preferred Member Units	(9)	-	(580)	-	7,900	-	580	7,320
	Preferred Member Units	(9)	-	(30)	-	420	-	30	390
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	(570)	61	4,260	-	570	3,690
	Member Units	(8)	-	(1,490)	65	10,330	-	1,490	8,840
I-45 SLF LLC	Member Units	(8)	-	(4,656)	685	14,407	-	4,656	9,751
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	-	-	3	81	3	-	84
	Member Units	(8)	-	-	-	2,050	-	-	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	-	197	6,474	197	-	6,671
	10.00% PIK Secured Debt	(8)	-	-	2	58	2	-	60
	Preferred Stock	(8)	-	-	-	-	-	-	-
	Warrants	(8)	-	-	-	-	-	-	-
PCI Holding Company, Inc.	12% Current Secured Debt	(9)	-	-	344	11,356	-	-	11,356
	Preferred Stock	(9)	-	1,260	-	2,680	1,260	-	3,940
	Preferred Stock	(9)	-	-	-	4,350	-	-	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	-	-	-	-	241	241	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	-	(140)	-	570	-	140	430
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(18)	816	32,963	18	18	32,963
	Preferred Member Units	(7)	-	450	356	8,200	450	-	8,650
Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	-	-	233	6,197	9	-	6,206
	Warrants	(6)	-	-	-	290	-	-	290
	Common Stock	(6)	-	-	-	1,080	-	-	1,080

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	-	(283)	64	2,962	17	292	2,687
	Preferred Stock	(6)	-	(2,680)	-	2,684	-	2,680	4
	Preferred Stock	(6)	-	(106)	106	2,282	106	106	2,282
	Preferred Stock	(6)	-	511	56	1,889	944	-	2,833
	Preferred Stock	(6)	-	(1,250)	-	3,667	-	1,250	2,417
	Common Stock	(6)	-	-	-	-	-	-	-
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	-	(260)	-	800	-	260	540
	Member Units	(8)	-	-	-	-	-	-	-
Volusion, LLC	11.50% Secured Debt	(8)	-	(181)	660	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	-	-	8	291	-	-	291
	Preferred Member Units	(8)	-	(1,050)	-	14,000	-	1,050	12,950
	Warrants	(8)	-	(150)	-	150	-	150	-
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(241)	-	-	-	-	-	-
Total Affiliate investments			$(235)	$(21,166)	$8,164	$330,287	$40,998	$53,038	$318,247

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $235,893. This represented 17.7% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $27,622. This represented 2.1% of net assets as of March 31, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $30,402. This represented 2.3% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $82,256. This represented 6.2% of net assets as of March 31, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $46,254. This represented 3.5% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $59,662. This represented 4.5% of net assets as of March 31, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $400,331. This represented 30.0% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $102,794. This represented 7.7% of net assets as of March 31, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $265,488. This represented 19.9% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $45,913. This represented 3.4% of net assets as of March 31, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of March 31, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies’ business and operations, liquidity and access to capital; and such other factors referenced in Item 1A entitled “Risk Factors” below in Part 2 of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC”) is a principal investment firm. MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF, the “Funds”) and each of their general partners.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended March 31, 2021, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and remaining SBIC debenture capacity. As of March 31, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of March 31, 2021.

Neither our management nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation and guidance from U.S. authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve this objective by primarily focusing on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. Our LMM companies generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $50 million. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $20 million. Our private loan (“Private Loan”) portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio.

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

Subject to changes in our cash and overall liquidity, our Investment Portfolio may also include short-term portfolio investments that are atypical of our LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of the overall Investment Portfolio.

Our external asset management business is conducted through MSC Adviser I, LLC (the “External Investment Manager”). The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc., and its other investment advisory clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. We allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2021 and 2020 are net of expenses allocated to the External Investment Manager of $2.4 million and $1.6 million, respectively. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2021 and 2020, the total contribution to our net investment income was $3.6 million and $2.3 million, respectively.

See “Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Composition – Investment Portfolio Composition” in the notes to consolidated financial statements for a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2021 and December 31, 2020.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.3%, respectively, for the trailing twelve months ended March 31, 2021 and 2020, and 1.3% for the year ended December 31, 2020.

During May 2012, we entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which was the investment advisor to MSC Income at the time, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source-of-income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager was entitled to 50% of the annual base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with MSC Income. Effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). The Advisory Agreement includes a 1.75% annual management fee, reduced from 2.00%, and the same incentive fee as under MSC Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously). During the three months ended March 31, 2021 and 2020, the External Investment Manager earned $3.9 million and $2.5 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended March 31, 2021 and 2020.

In April 2014, we received an exemptive order from the SEC permitting co-investments by us and MSC Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. During December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, MSC Income and other funds advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with MSC Income and the Private Loan fund, and in the future intend to make co-investments with MSC Income, the Private Loan Fund and other funds advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, including MSC Income, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds advised by the External Investment Manager, including MSC Income and the Private Loan Fund, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B to the consolidated financial statements included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of March 31, 2021 and December 31, 2020 our Investment Portfolio valued at fair value represented approximately 96% and 97% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards to designate the fund’s executive officers or investment adviser as a valuation designee to perform fair value determinations for any or all fund investments, subject to the active oversight of the board. We will comply with the new rule’s valuation requirements on or before the SEC’s required compliance date in 2022.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2021 and 2020, (i) approximately 3.8% and 1.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio and short-term investments and the External Investment Manager).

Cost:	March 31, 2021	December 31, 2020
First lien debt	77.5%	77.0%
Equity	19.4%	19.0%
Second lien debt	1.9%	2.7%
Equity warrants	0.4%	0.5%
Other	0.8%	0.8%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
First lien debt	70.0%	70.0%
Equity	27.2%	26.4%
Second lien debt	1.7%	2.4%
Equity warrants	0.4%	0.4%
Other	0.7%	0.8%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors—Risks Related to Our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of March 31, 2021, our total Investment Portfolio had six investments on non-accrual status, which comprised approximately 0.8% of its fair value and 2.9% of its cost. As of December 31, 2020, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$62,807	$56,150	$6,657	12%
Total expenses	(23,050)	(19,605)	(3,445)	18%
Net investment income	39,757	36,545	3,212	9%
Net realized loss from investments	(15,730)	(21,865)	6,135	(28)%
Net realized loss on extinguishment of debt	—	(534)	534	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	34,001	(194,308)	228,309	NM
SBIC debentures	—	460	(460)	NM
Total net unrealized appreciation (depreciation)	34,001	(193,848)	227,849	NM
Income tax benefit (provision)	(682)	8,264	(8,946)	NM
Net increase in net assets resulting from operations	$57,346	$(171,438)	$228,784	133%

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$39,757	$36,545	$3,212	9%
Share‑based compensation expense	2,333	2,837	(504)	(18)%
Distributable net investment income(a)	$42,090	$39,382	$2,708	7%
Net investment income per share—Basic and diluted	$0.58	$0.57	$0.01	2%
Distributable net investment income per share—Basic and diluted(a)	$0.62	$0.61	$0.01	2%

NM	Not Meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the three months ended March 31, 2021 was $62.8 million, a 12% increase from the $56.2 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$43,471	$44,877	$(1,406)	(3)%
Dividend income	17,697	8,041	9,656	120%	(a)
Fee income	1,639	3,232	(1,593)	(49)%	(b)
Total investment income	$62,807	$56,150	$6,657	12%	(c)

(a)	The increase in dividend income from Investment Portfolio equity investments is primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020, and (ii) a $2.8 million increase in dividend income specifically related to an investment exit transaction that is considered non-recurring.
(b)	The decrease in fee income was primarily due to a $1.5 million decrease in fees from refinancing and prepayment of debt investments.
(c)	The increase in total investment income includes the impact of a $0.7 million increase from accelerated prepayment, repricing and other income activity considered less consistent or non-recurring, including the $2.8 million in dividend income described in footnote (a) above, partially offset by a $2.1 million decrease in accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments.

Expenses

Total expenses for the three months ended March 31, 2021 was $23.1 million, an 18% increase from the $19.6 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$6,072	$3,591	$2,481	69%	(a)
Deferred compensation plan expense	246	(1,093)	1,339	(123)%	(b)

Total compensation expense	6,318	2,498	3,820	153%
G&A expense	2,975	3,473	(498)	(14)%
Interest expense	13,804	12,441	1,363	11%
Share-based compensation expense	2,333	2,837	(504)	(18)%

Gross expenses	25,430	21,249	4,181	20%
Allocation of expenses to the External Investment Manager	(2,380)	(1,644)	(736)	45%	(c)

Total expenses	$23,050	$19,605	$3,445	18%
(a)	The increase in employee compensation expenses was primarily due to incentive compensation accruals generally corresponding with the improved operating results.
(b)	The change in deferred compensation plan expense is due to changes in the fair value of our deferred compensation plan assets correlated with changes in the overall stock market and is not directly attributable to our operating activities or results.
(c)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment manager to MSC Income.

Net Investment Income

Net investment income for the three months ended March 31, 2021 increased 9% to $39.8 million, or $0.58 per share, compared to net investment income of $36.5 million, or $0.57 per share, for the corresponding period of 2020. The increase in net investment income was principally attributable to the 12% increase in total investment income, partially offset by the 18% increase in total expenses, both as discussed above. The increase in net investment income per share is primarily attributable to the increase in total investment income, partially offset by the increase in total expenses and the 5.6% increase in weighted average shares outstanding to 68.1 million for the three months ended March 31, 2021, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income per share includes an increase of $0.01 per share in investment income from accelerated prepayment, repricing and other income activity considered non-recurring, as discussed above, and a decrease of $0.02 per share due to the increase in compensation expense during the first quarter of 2021 primarily attributable to changes in the fair value of the deferred compensation plan assets.

Distributable Net Investment Income

Distributable net investment income for the three months ended March 31, 2021 increased 7% to $42.1 million, or $0.62 per share, compared with $39.4 million, or $0.61 per share, in the corresponding period of 2020. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by the increase in total expenses, excluding share-based compensation expense, and a greater number of average shares outstanding compared to the corresponding period in 2020, all as described above. The increase in distributable net investment income per share includes the impacts of the increase in investment income from accelerated prepayment, repricing and other income activity considered non-recurring, partially offset by the increase in compensation expense attributable to the increase in the fair value of the deferred compensation plan assets during the first quarter of 2021, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $15.7 million for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM portfolio	$-	-	$-	-	$(10,925)	1	$(10,925)	1
Middle Market portfolio	(1,102)	1	-	-	-	-	(1,102)	1
Private Loan portfolio	-	-	-	-	-	-	-	-
Other portfolio	(4,449)	1	777	1	-	-	(3,672)	2

Total net realized gain/(loss)	$(5,551)	2	$777	1	$(10,925)	1	$(15,699)	4

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $34.0 million for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$9.0	$1.1	$—	$4.4		$14.5
Net unrealized appreciation relating to portfolio investments	9.4	5.6	2.5	2.0	(d)	19.5
Total net unrealized appreciation relating to portfolio investments	$18.4	$6.7	$2.5	$6.4		$34.0

(a)	LMM includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.
(b)	Middle Market includes unrealized appreciation on 26 Middle Market portfolio investments and unrealized depreciation on 11 Middle Market portfolio investments.
(c)	Private Loan includes unrealized appreciation on 25 Private Loan portfolio investments and unrealized depreciation on 19 Private Loan portfolio investments.

(d)	Other includes (i) $1.6 million of net unrealized appreciation relating to the Other Portfolio and (ii) $0.5 million of net appreciation relating to the External Investment Manager.

Income Tax Benefit (Provision)

The income tax provision for the three months ended March 31, 2021 of $0.7 million principally consisted of a current tax provision of $0.6 million, related to a $0.3 million provision for current U.S. federal and state income taxes, as well as a $0.3 million provision for excise tax on our estimated undistributed taxable income and a deferred tax provision of $0.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax benefit for the three months ended March 31, 2020 of $8.3 million principally consisted of a deferred tax benefit of $8.0 million, as well as a current tax benefit of $0.3 million related to a $0.8 million benefit for current U.S. federal and state income taxes, partially offset by a $0.5 million provision for excise tax on our estimated undistributed taxable income.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended March 31, 2021 was $57.3 million, or $0.84 per share, compared with a net decrease of $171.4 million, or $2.66 per share, during the three months ended March 31, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended March 31, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the three months ended March 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $33.1 million, which is the net result of $25.0 million of cash used in our operating activities and $58.0 million of cash provided by our financing activities.

The $25.0 million of cash used in our operating activities resulted primarily from cash uses totaling $208.2 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2020, partially offset by (i) cash proceeds totaling $134.9 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $37.5 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $10.8 million related to changes in other assets and liabilities.

The $58.0 million of cash provided by our financing activities principally consisted of (i) $300.0 million in cash proceeds from the issuance of the 3.00% Notes (ii) $20.2 million in cash proceeds from the issuance of SBIC debentures and (iii) $3.6 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, partially offset by (i) $182.0 million in net repayments from the Credit Facility, (ii) $40.0 million in repayment of SBIC debentures, (iii) $38.0 million in cash dividends paid to stockholders and (iv) $5.7 million for debt issuance costs, SBIC debenture fees and other costs.

Capital Resources

As of March 31, 2021, we had $65.0 million in cash and cash equivalents and $693.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of March 31, 2021, our net asset value totaled $1,540.2 million, or $22.65 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of March 31, 2021, the Credit Facility included total commitments of $780.0 million from a diversified group of 19 lenders, was set to mature in September 2023 and contained an accordion feature which allowed us to increase the total commitments under the facility to up to $800.0 million from new and existing lenders on the same terms and conditions as the existing commitments. As of March 31, 2021, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of March 31, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of March 31, 2021) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility was secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of March 31, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum availability of at least 10% of the borrowing base, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0 and (iv) maintaining a minimum tangible net worth. The Credit Facility was provided on a revolving basis through its then-scheduled final maturity date in September 2023, and contained two, one-year extension options which could extend the final maturity by up to two years, subject to certain conditions, including lender approval. As of March 31, 2021, we had $87.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date of March 1, 2020 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility. See “Recent Developments” below for a discussion of the recent amendment to the Credit Facility, made in April 2021, that increased commitments under the Credit Facility and extended its revolving period and final maturity date, among other items.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $290.0 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2021 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 3.2%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is approximately 6.2 years as of March 31, 2021. During the three months ended March 31, 2021, Main Street issued $20.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes due 2022”) at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2021, the outstanding principal balance of the 4.50% Notes due 2022 was $185.0 million.

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of March 31, 2021, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2021, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of March 31, 2021, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2021, the outstanding principal balance of the 3.00% Notes was $300.0 million.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of March 31, 2021, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2021, we sold 112,680 shares of our common stock at a weighted-average price of $31.59 per share and raised $3.6 million of gross proceeds under the ATM Program. Net proceeds were $3.5 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2021, 5,600,692 shares remained available for sale under the ATM Program.

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

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments. We may also invest in short-term portfolio investments that are atypical of our LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Short-term portfolio investments consist primarily of investments in secured debt investments and independently rated debt investments.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2021 annual meeting of stockholders because our common stock price per share has generally traded significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly owned subsidiaries of ours which operate as SBICs from the asset coverage requirements of the 1940 Act as applicable to us, which, in turn, enables us to fund more investments with debt capital.

Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

See “Note B.13 – Recently Issued or Adopted Accounting Standards” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued or adopted accounting standards.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2021, we had a total of $136.7 million in outstanding commitments comprised of (i) forty-six investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2021, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
SBIC debentures	$-	$-	$16,000	$63,800	$-	$210,200	$290,000
Interest due on SBIC debentures	4,634	9,208	8,954	7,507	6,283	17,200	53,786
4.50% Notes due 2022	-	185,000	-	-	-	-	185,000
Interest due on 4.50% Notes due 2022	8,325	8,325	-	-	-	-	16,650
5.20% Notes due 2024	-	-	-	450,000	-	-	450,000
Interest due on 5.20% Notes due 2024	23,400	23,400	23,400	11,700	-	-	81,900
3.00% Notes due 2026	-	-	-	-	-	300,000	300,000
Interest due on 3.00% Notes due 2026	4,550	9,000	9,000	9,000	9,000	9,000	49,550
Operating Lease Obligation (1)	583	790	804	818	832	1,779	5,606
Total	$41,492	$235,723	$58,158	$542,825	$16,115	$538,179	$1,432,492

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of March 31, 2021, we had $87.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility was scheduled to mature in September 2023. See “Recent Developments” below for a discussion of the recent amendment to the Credit Facility, made in April 2021, that increased commitments under the Credit Facility and extended its revolving period and final maturity date, among other items.

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2021, we had a receivable of approximately $3.9 million due from the External Investment Manager, which included approximately $2.8 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note B.9 and Note D in the notes to consolidated financial statements) and approximately $1.2 million of dividends declared but not paid by the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which we generally refer to as Private Loan investments. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of our officers and employees (and certain of their immediate family members) made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interest in the Private Loan Fund. Additionally, we have provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2021, $13.3 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.1 million had been deferred into phantom Main Street stock units, representing 154,959 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

During April 2021, we amended our Credit Facility to, among other changes, (i) increase the revolving commitments by lenders to $855.0 million, with the right to request an increase in commitments under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.2 billion, subject to certain conditions, (ii) extend the revolving period under the Credit Facility to April 7, 2025 and the final maturity date of the Credit Facility to April 7, 2026 and (iii) make other changes to the Credit Facility including but not limited to changes to financial covenants, LIBOR transition provisions, and technical changes to the general security agreement and equity pledge agreement relating to the Credit Facility.

During May 2021, we declared regular monthly dividends of $0.205 per share for each month of July, August and September of 2021. These regular monthly dividends equal a total of $0.615 per share for the third quarter of 2021, unchanged from the regular monthly dividends paid in the third quarter of 2020. Including the regular monthly dividends declared for the second and third quarters of 2021, we will have paid $31.445 per share in cumulative dividends since our October 2007 initial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Relating to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments.” and “Risk Factors — Risks Relating to Our Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us” included in our Form 10-K for the fiscal year ended December 31, 2020 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2021, approximately 69% of our debt investment portfolio (at cost) bore interest at floating rates, 85% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 3.00% Notes, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(383)	$104	$(279)	$—
(100)	(374)	104	(270)	—
(50)	(358)	104	(254)	—
(25)	(350)	104	(246)	—
25	556	(218)	338	0.00
50	1,134	(435)	699	0.01
75	1,874	(653)	1,221	0.02
100	3,995	(870)	3,125	0.05
125	6,869	(1,088)	5,781	0.09
150	10,025	(1,305)	8,720	0.13

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we issued 106,651 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2021 under the dividend reinvestment plan was approximately $3.7 million.

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

Item 5. Other Information

On May 7, 2021, Main Street and Brent D. Smith, Chief Financial Officer and Treasurer, mutually agreed that Mr. Smith’s employment with Main Street, and roles with Main Street’s subsidiaries and affiliated funds, will cease effective August 31, 2021 (the “Separation Date”) pursuant to that certain Retention and Release Agreement entered into by and between Mr. Smith and Main Street (the “Retention Agreement”). Under the terms of the Retention Agreement, Mr. Smith has agreed to help transition his duties and responsibilities through the Separation Date while continuing to serve as Main Street’s Chief Financial Officer and Treasurer (the “Transition Period”). Mr. Smith will be entitled to (i) continue receiving his current base salary and other employee benefits during the Transition Period, (ii) vesting of all unvested shares of restricted Main Street stock previously granted to him under the 2015 Equity and Incentive Plan and a lump sum payment of $350,000 on the Separation Date and (iii) reimburse Mr. Smith’s costs for COBRA benefits through August 31, 2022, subject to the terms and conditions set forth in the Retention Agreement, including a clawback of consideration paid for breach thereof. The Retention Agreement also provides for a customary release of claims, confidentiality and non-disparagement obligations and a one-year non-competition provision. Mr. Smith’s separation from Main Street is not the result of any disagreement with management or the Board of Directors.

Following Mr. Smith’s separation, Jesse E. Morris, currently Executive Vice President and Chief Operating Officer of Main Street, will assume the roles of Chief Financial Officer and Treasurer of Main Street in addition to his current responsibilities. Reference is made to the biographical information with respect to Mr. Morris set forth under the heading “Executive Officers” in the 2021 Main Street proxy statement, which description is incorporated herein by reference. Mr. Morris will receive a base salary consistent with Main Street’s current executive compensation practices and continue to receive benefits materially similar to those disclosed in the 2021 Main Street proxy statement. There are no current or proposed transactions between Main Street and Mr. Morris or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
4.1

Fifth Supplemental Indenture relating to the 3.00% Notes due 2026, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 1-33723)).

4.2	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1).
10.1

Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the other lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 1-33723)).

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

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: May 7, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ BRENT D. SMITH
Date: May 7, 2021	Brent D. Smith
Chief Financial Officer and Treasurer
(principal financial officer)
/s/ LANCE A. PARKER
Date: May 7, 2021	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)