Form 10-Q
period 2021-06-30
Main Street Capital CORP
filed 2021-08-06
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of August 5, 2021 was 68,611,006.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $882,469 and $831,490 as of June 30, 2021 and December 31, 2020, respectively)	$1,209,793	$1,113,725
Affiliate investments (cost: $421,424 and $416,479 as of June 30, 2021 and December 31, 2020, respectively)	387,476	366,301
Non‑Control/Non‑Affiliate investments (cost: $1,421,592 and $1,268,740 as of June 30, 2021 and December 31, 2020, respectively)	1,375,001	1,204,840
Total investments (cost: $2,725,485 and $2,516,709 as of June 30, 2021 and December 31, 2020, respectively)	2,972,270	2,684,866
Cash and cash equivalents	58,796	31,919
Interest receivable and other assets	54,386	49,761
Deferred financing costs (net of accumulated amortization of $8,975 and $8,477 as of June 30, 2021 and December 31, 2020, respectively)	4,703	2,818
Total assets	$3,090,155	$2,769,364
LIABILITIES
Credit facility	$169,000	$269,000
SBIC debentures (par: $322,000 and $309,800 as of June 30, 2021 and December 31, 2020, respectively)	314,828	303,972
5.20% Notes due 2024 (par: $450,000 as of both June 30, 2021 and December 31, 2020)	451,544	451,817
4.50% Notes due 2022 (par: $185,000 as of both June 30, 2021 and December 31, 2020)	184,140	183,836
3.00% Notes due 2026 (par: $300,000 as of June 30, 2021)	295,230	—
Accounts payable and other liabilities	21,709	20,833
Payable for securities purchased	11,226	—
Interest payable	11,878	8,658
Dividend payable	14,049	13,889
Deferred tax liability, net	11,710	2,592
Total liabilities	1,485,314	1,254,597
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 68,518,661 and 67,674,853 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	685	677
Additional paid‑in capital	1,637,583	1,615,940
Total undistributed (overdistributed) earnings	(33,427)	(101,850)
Total net assets	1,604,841	1,514,767
Total liabilities and net assets	$3,090,155	$2,769,364
NET ASSET VALUE PER SHARE	$23.42	$22.35

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$27,027	$19,327	$51,052	$38,800
Affiliate investments	11,005	7,207	22,511	15,371
Non‑Control/Non‑Affiliate investments	29,262	25,473	56,539	53,985
Total investment income	67,294	52,007	130,102	108,156
EXPENSES:
Interest	(14,400)	(11,898)	(28,206)	(24,338)
Compensation	(6,895)	(4,802)	(13,216)	(7,300)
General and administrative	(3,417)	(3,000)	(6,392)	(6,473)
Share‑based compensation	(2,759)	(2,817)	(5,092)	(5,654)
Expenses allocated to the External Investment Manager	2,572	1,804	4,952	3,448
Total expenses	(24,899)	(20,713)	(47,954)	(40,317)
NET INVESTMENT INCOME	42,395	31,294	82,148	67,839
NET REALIZED GAIN (LOSS):
Control investments	(2,320)	1,606	(13,245)	(19,866)
Affiliate investments	13,913	—	9,110	(235)
Non‑Control/Non‑Affiliate investments	6,407	(10,190)	6,405	(10,348)
Realized loss on extinguishment of debt	—	—	—	(534)
Total net realized gain (loss)	18,000	(8,584)	2,270	(30,983)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	30,824	(6,825)	45,084	(42,235)
Affiliate investments	9,816	(8,123)	16,232	(29,289)
Non‑Control/Non‑Affiliate investments	3,801	28,112	17,124	(109,620)
SBIC debentures	—	—	—	460
Total net unrealized appreciation (depreciation)	44,441	13,164	78,440	(180,684)
INCOME TAXES:
Federal and state income, excise and other taxes	(656)	(550)	(1,289)	(255)
Deferred taxes	(9,070)	8,045	(9,118)	16,015
Income tax benefit (provision)	(9,726)	7,495	(10,407)	15,760
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$95,110	$43,369	$152,451	$(128,068)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.62	$0.48	$1.20	$1.04
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.39	$0.66	$2.23	$(1.97)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	68,514,683	65,303,580	68,321,701	64,920,025

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share‑based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors’ deferred compensation	—	—	238	—	238
Issuance of restricted stock	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)
Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170
Public offering of common stock, net of offering costs	824,968	9	26,007	—	26,016
Share‑based compensation	—	—	2,817	—	2,817
Purchase of vested stock for employee payroll tax withholding	(84,094)	(1)	(1,730)	—	(1,731)
Dividend reinvestment	146,229	1	4,158	—	4,159
Amortization of directors’ deferred compensation	—	—	224	—	224
Issuance of restricted stock, net of forfeited shares	414,053	4	(4)	—	—
Dividends to stockholders	—	—	99	(40,179)	(40,080)
Net increase resulting from operations	—	—	—	43,369	43,369
Balances at June 30, 2020	65,763,805	$658	$1,554,928	$(184,642)	$1,370,944

Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase resulting from operations	—	—	-	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164
Public offering of common stock, net of offering costs	231,795	2	9,396	—	9,398
Share‑based compensation	—	—	2,759	—	2,759
Purchase of vested stock for employee payroll tax withholding	(114,357)	(1)	(4,464)	—	(4,465)
Dividend reinvestment	91,632	1	3,755	—	3,756
Amortization of directors’ deferred compensation	—	—	163	—	163
Issuance of restricted stock, net of forfeited shares	321,821	3	(3)	—	—
Dividends to stockholders	—	—	96	(42,140)	(42,044)
Net increase resulting from operations	—	—	—	95,110	95,110
Balances at June 30, 2021	68,531,789	$685	$1,637,583	$(33,427)	$1,604,841

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$152,451	$(128,068)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(520,706)	(264,289)
Proceeds from sales and repayments of debt investments in portfolio companies	279,303	220,339
Proceeds from sales and return of capital of equity investments in portfolio companies	55,915	15,341
Net unrealized (appreciation) depreciation	(78,440)	180,684
Net realized (gain) loss	(2,270)	30,983
Accretion of unearned income	(6,391)	(5,959)
Payment-in-kind interest	(4,672)	(1,883)
Cumulative dividends	(858)	(1,022)
Share-based compensation expense	5,092	5,654
Amortization of deferred financing costs	1,494	1,353
Deferred tax (benefit) provision	9,118	(16,015)
Changes in other assets and liabilities:
Interest receivable and other assets	(5,047)	7,626
Interest payable	3,220	202
Accounts payable and other liabilities	1,234	(7,032)
Deferred fees and other	2,363	1,791
Net cash provided by (used in) operating activities	(108,194)	39,705

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	13,026	29,871
Proceeds from public offering of 3.00% Notes due 2026	300,000	-
Dividends paid	(76,221)	(71,305)
Proceeds from issuance of SBIC debentures	52,200	25,000
Repayments of SBIC debentures	(40,000)	(22,000)
Proceeds from credit facility	446,000	184,000
Repayments on credit facility	(546,000)	(169,000)
Debt issuance costs, net	(9,462)	(1,218)
Purchases of vested stock for employee payroll tax withholding	(4,472)	(1,760)
Net cash provided by (used in) financing activities	135,071	(26,412)

Net increase in cash and cash equivalents	26,877	13,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,919	55,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,796	$68,539

Supplemental cash flow disclosures:
Interest paid	$23,427	$22,722
Taxes paid	$1,609	$1,783
Non-cash financing activities:
Shares issued pursuant to the DRIP	$7,455	$8,089

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	$5,085	$4,838	$4,838
				Preferred Member Units		3,200				3,200	1,370
				Preferred Member Units		654				654.00	1,640
				Warrants	(27)	420		8/16/2029		316	-
										9,008	7,848
ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt			13.00%	7/31/2022	1,850	1,825	1,825
				Member Units		1,500				1,500	1,010
										3,325	2,835
ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt	(14)		5.00%	8/16/2023	4,902	4,743	2,962
				Preferred Member Units		3,725,862				3,726	-
										8,469	2,962
Barfly Ventures, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt			7.00%	10/31/2024	711	711	711
				Member Units		37				1,584	1,698
										2,295	2,409
Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt	(9)		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,250	27,250
				Class A Preferred Member Units	(8)		14.00%			10,194	10,194
				Class B Preferred Member Units	(8)	140,000	8.00%			14,000	17,420
										51,444	54,864
Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,308	8,275	8,275
				Preferred Member Units	(8)	2,950				4,280	5,140
										12,555	13,415
Bridge Capital Solutions Corporation		April 18, 2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt			13.00%	12/11/2024	8,813	8,752	8,752
				Warrants	(27)	82		7/25/2026		200	1,574
								7/25/2026		1,932	2,156
				Secured Debt	(30)		13.00%	12/11/2024	1,000	1,000	1,000
				Preferred Member Units	(8) (30)	17,742				1,000	1,000
										12,884	14,482

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units	(8)	1,233				1,742	2,490

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,817	27,817
			Preferred Member Units	(8)	6,725				8,878	8,878
			Preferred Member Units	(8)	6,157				10,775	9,138
									47,470	45,833
CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	(8)	416				1,300	52,620

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	9,722	9,665	9,665
			Preferred Member Units		12,696				5,840	5,840
									15,505	15,505
Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	13,817	13,762	13,817
			Member Units	(8)	4,347				11,440	26,650
			Member Units	(8) (30)	1,047,146				1,322	1,380
									26,524	41,847
Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt			10.00%	1/31/2024	5,770	4,639	5,091
			Preferred Member Units	(8)	1,600				400	11,580
									5,039	16,671
Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	10,480	10,385	10,385
			Member Units	(8)	717				7,280	9,420
			Secured Debt	(30)		10.00%	12/20/2036	1,096	1,086	1,086
			Member Units	(30)	800				210	530
									18,961	21,421
CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units	(8) (30)	100				2,072	1,970

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	11,847	11,752	11,847
				Preferred Member Units		587				8,317	22,200
										20,069	34,047
Colonial Electric Company LLC		March 31, 2021	Provider of Electrical Contracting Services
				Secured Debt			12.00%	3/31/2026	25,200	24,958	24,958
				Preferred Member Units		17,280				7,680	7,680
										32,638	32,638
CompareNetworks Topco, LLC		January 29, 2019	Internet Publishing and Web Search Portals
				Secured Debt	(9)		10.00% (L+9.00%, Floor 1.00%)	1/29/2024	7,254	7,220	7,254
				Preferred Member Units	(8)	1,975				1,975	10,030
										9,195	17,284
Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(31)	38.8%				710	710

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt			5.00%	12/31/2025	8,946	8,121	8,121
				Preferred Member Units		9,000				2,610	2,610
										10,731	10,731
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	17,513	17,439	17,439
				Preferred Member Units	(8)	3,857				9,501	9,835
										26,940	27,274
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	15,090	15,024	15,024
				Preferred Stock		8,400				8,400	17,820
										23,424	32,844
Gamber-Johnson Holdings, LLC		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9) (17)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	20,638	20,638	20,638
				Member Units	(8)	9,042				17,692	56,250
										38,330	76,888
Garreco, LLC		July 15, 2013	Manufacturer and Supplier of Dental Products
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2022	4,519	4,519	4,519
				Member Units		1,200				1,200	1,760
										5,719	6,279

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
GRT Rubber Technologies LLC		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.09% (L+7.00%)	12/31/2023	16,775	16,775	16,775
				Member Units	(8)	5,879				13,065	44,900
										29,840	61,675
Gulf Manufacturing, LLC		August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	(8)	438				2,980	5,300

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	257	257	257
				Secured Debt	(17) (19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,565	13,565	10,722
				Member Units		3,681				3,681	-
										17,503	10,979
Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(31)	49.3%				2,646	2,749

Harrison Hydra-Gen, Ltd.		June 4, 2010	Manufacturer of Hydraulic Generators
				Common Stock		107,456				718	4,850

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	12,000	11,914	12,000
				Preferred Stock		2,814				7,085	13,050
										18,999	25,050
Jensen Jewelers of Idaho, LLC		November 14, 2006	Retail Jewelry Store
				Secured Debt	(9)		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	3,000	2,980	3,000
				Member Units	(8)	627				811	9,610
										3,791	12,610
KBK Industries, LLC		January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	(8)	325				783	13,530

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	21,215	21,098	21,098
				Member Units		581				12,240	12,240
				Secured Debt			9.00%	10/31/2048	3,932	3,893	3,893
				Member Units	(8) (30)	800				992	1,210
										38,223	38,441

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,400	3,400	3,400
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	26,079	25,952	13,268
				Member Units		743,921				16,642	-
										45,994	16,668
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt	(19)		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	8,410	8,384	7,615
				Preferred Member Units		66,000				4,400	-
				Preferred Member Units		4,000				6,000	-
										18,784	7,615
MS Private Loan Fund I, LP	(12) (13)	January 26, 2021	Investment Partnership
				Unsecured Debt			5.00%	6/30/2022	16,220	16,220	16,220
				LP Interests	(31)	12.1%				285	285
										16,505	16,505
MSC Adviser I, LLC	(16)	November 22, 2013	Third Party Investment Advisory Services
				Member Units	(8)					29,500	121,730

MSC Income Fund Inc.	(12) (13)	January 28, 2021	Business Development Company
				Unsecured Debt			5.00%	1/28/2026	40,000	39,630	39,840

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	6,709	6,703	6,703
				Common Stock	(8)	5,873				2,720	5,920
										9,423	12,623
NAPCO Precast, LLC		January 31, 2008	Precast Concrete Manufacturing
				Member Units	(8)	2,955				2,975	15,570

Nebraska Vet AcquireCo, LLC		December 31, 2020	Mixed-Animal Veterinary and Animal Health Product Provider
				Secured Debt			12.00%	12/31/2025	10,500	10,404	10,404
				Preferred Member Units		6,500				6,500	6,500
										16,904	16,904
NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	16,661	16,597	16,488
				Preferred Member Units	(8)	86,400,000				6,880	3,280
										23,477	19,768

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NRI Clinical Research, LLC	September 8, 2011	Clinical Research Service Provider
			Secured Debt			9.00%	6/8/2022	4,775	4,747	4,775
			Member Units	(8)	1,454,167				500	7,170
									265	864
			Warrants	(27)	251,723		6/8/2027		252	2,030
									5,764	14,839
NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt			12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	(8)	65,962				114	114
									3,603	3,125
									5,797	5,319
NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt			11.00%	1/31/2022	17,240	17,214	17,240
			Preferred Member Units		406				10,200	12,350
									27,414	29,590
OMi Holdings, Inc.	April 1, 2008	Manufacturer of Overhead Cranes
			Common Stock	(8)	1,500				1,080	18,830

Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			Secured Debt			12.00%	4/27/2025	33,674	33,400	33,674
			Member Units	(8)	13,800				13,000	18,490
									46,400	52,164
Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units		460				1,290	8,270

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			Secured Debt	(9)		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,655	11,608	11,619
			Common Stock	(8)	2,000				2,150	13,130
									13,758	24,749
Principle Environmental, LLC	February 1, 2011	Noise Abatement Service Provider
			Secured Debt			13.00%	4/30/2023	6,397	6,346	6,346
			Preferred Member Units		19,631				4,600	10,140
			Common Stock		1,036				1,200	760
									12,146	17,246
Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units		1,000				9,813	2,899

River Aggregates, LLC	March 30, 2011	Processor of Construction Aggregates
			Member Units	(30)	1,500				369	3,290

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt			12.00%	8/31/2023	15,360	15,286	15,286
				Preferred Member Units		479				8,136	8,136
										23,422	23,422
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	8,720	8,652	8,652
				Common Stock	(8)	615				4,655	5,990
										13,307	14,642
UnionRock Energy Fund II, LP	(12) (13)	June 15, 2020	Investment Partnership
				LP Interests	(31)	49.6%				4,048	4,786

Vision Interests, Inc.		June 5, 2007	Manufacturer / Installer of Commercial Signage
				Secured Debt			13.00%	9/30/2022	2,028	2,028	2,028
				Series A Preferred Stock		3,000,000				3,000	3,000
										5,028	5,028
Ziegler’s NYPD, LLC		October 1, 2008	Casual Restaurant Group
				Secured Debt			12.00%	10/1/2022	625	625	625
				Secured Debt			6.50%	10/1/2022	1,000	1,000	1,000
				Secured Debt			14.00%	10/1/2022	2,750	2,750	2,750
				Preferred Member Units		10,072				2,834	2,070
				Warrants	(27)	587		10/1/2025		600	-
										7,809	6,445
Subtotal Control Investments (75.4% of net assets at fair value)										$882,469	$1,209,793

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$9,793	$9,588	$9,499
				Common Stock		593,928				3,148	2,079
				Warrants	(27)	554,353		12/11/2025		-	1,940
										12,736	13,518
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	318	318	318
				Preferred Member Units		186				1,200	6,960
										1,518	7,278
BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9) (17)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	4,749
				Preferred Stock (non-voting)	(8) (19)		15.00% PIK			162	-
				Member Units		800,000				800	-
										5,762	4,749
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	(8)	2,160,000				2,256	4,950

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,491	19,491	14,370
				Preferred Member Units	(19)	6	6.00% PIK			4,770	-
										24,261	14,370
CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	67,721	67,343	67,721
				Member Units	(8)	77,960				174	12,010
										67,517	79,731
Chandler Signs Holdings, LLC	(10)	January 4, 2016	Sign Manufacturer
				Class A Units		1,500,000				1,500	650

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt			10.00%	3/12/2025	19,274	19,121	19,274
				Preferred Member Units	(8)	154				5,760	11,760
										24,881	31,034
Congruent Credit Opportunities Funds	(12) (13)	January 24, 2012	Investment Partnership
				LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	17.4%				11,741	11,362

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	(8) (31)	12.4%				2,161	1,843

Dos Rios Partners	(12) (13)	April 25, 2013	Investment Partnership
				LP Interests (Dos Rios Partners, LP)	(31)	20.2%				6,605	7,024
				LP Interests (Dos Rios Partners - A, LP)	(31)	6.4%				2,097	2,230
										8,702	9,254
Dos Rios Stone Products LLC	(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	(30)	2,000,000				2,000	1,019

East Teak Fine Hardwoods, Inc.		April 13, 2006	Distributor of Hardwood Products
				Common Stock		6,250				480	430

EIG Fund Investments	(12) (13)	November 6, 2015	Investment Partnership
				LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11.1%				606	485

Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport Financial SBIC Fund LP)	(31)	9.3%				5,974	5,650
				LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	6.0%				8,468	8,004
										14,442	13,654
GFG Group, LLC.		March 31, 2021	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt			12.00%	3/31/2026	12,545	12,426	12,426
				Preferred Member Units	(8)	226				4,900	4,900
										17,326	17,326
Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(31)	8.2%				3,445	4,163

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt			9.50%	12/2/2023	18,400	18,382	18,400
				Preferred Member Units	(8)	226				2,850	10,630
				Preferred Member Units	(30)	226				150	560
										21,382	29,590

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Houston Plating and Coatings, LLC		January 8, 2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt			8.00%	5/1/2022	3,000	3,000	2,900
				Member Units	(8)	322,297				2,352	3,520
										5,352	6,420
I-45 SLF LLC	(12) (13)	October 20, 2015	Investment Partnership
				Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8) (31)	20.00% Fully Diluted, 24.40% Profits Interest				19,000	15,466

L.F. Manufacturing Holdings, LLC	(10)	December 23, 2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)	(8) (19)		14.00% PIK			100	100
				Member Units		2,179,001				2,019	1,910
										2,119	2,010
OnAsset Intelligence, Inc.		April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt	(19)		12.00% PIK	12/31/2022	7,748	7,748	7,748
				Unsecured Debt	(19)		10.00% PIK	12/31/2022	67	67	67
				Preferred Stock		912				1,981	-
				Common Stock		635				830	-
				Warrants	(27)	4,699		5/10/2023		1,089	-
										11,715	7,815
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt	(14) (32)		12.00%	1/8/2018	30,369	29,865	-
				Preferred Member Units		250				2,500	-
										32,365	-
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			8.75%	8/31/2023	29,175	29,030	29,173
				Preferred Member Units	(8)	157				6,000	15,030
										35,030	44,203
Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			12.00%	9/13/2023	5,400	5,309	5,400
				Common Stock		70,000				700	1,510
				Warrants	(27)	18,084		9/13/2028		181	400
										6,190	7,310
Superior Rigging & Erecting Co.		August 31, 2020	Provider of Steel Erecting, Crane Rental & Rigging Services
				Secured Debt			12.00%	8/31/2025	21,500	21,315	21,315
				Preferred Member Units		1,571				4,500	4,500
										25,815	25,815

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
UniTek Global Services, Inc.	(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
				Secured Debt	(9) (19)		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	2,364	2,349	2,147
				Secured Debt	(19)		15.00% PIK	2/20/2025	1,153	1,153	1,508
				Preferred Stock	(8) (19)	1,133,102	20.00% PIK			1,590	2,743
				Preferred Stock	(14) (19)	1,521,122	20.00% PIK			2,188	-
				Preferred Stock	(14) (19)	2,281,682	19.00% PIK			3,667	-
				Common Stock		945,507				-	-
				Preferred Stock	(14) (19)	4,336,866	13.50% PIK			7,924	-
										18,871	6,398
Universal Wellhead Services Holdings, LLC	(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	(19) (30)	716,949	14.00% PIK			1,032	-
				Member Units	(30)	4,000,000				4,000	-
										5,032	-
Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	20,234	20,234	20,234
				Unsecured Convertible Debt			8.00%	11/16/2023	409	409	409
				Preferred Member Units		4,876,670				14,000	5,990
				Warrants	(27)	1,831,355		1/26/2025		2,576	-
										37,219	26,633
Subtotal Affiliate Investments (24.1% of net assets at fair value)										$421,424	$387,476

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	November 2, 2020	Interior Subcontractor Providing Acoustical Walls and Ceilings
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$12,381	$12,261	$12,376
				Secured Debt	(9)		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	860	851	851
										13,112	13,227
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,358	5,267	5,318

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	24,038	23,569	24,219

Affordable Care Holding Corp.	(10)	May 9, 2019	Dental Support Organization
				Secured Debt	(9)		5.75% (L+4.75%, Floor 1.00%)	10/22/2022	14,171	14,038	14,162

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,074	11,932	12,074

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9) (14)		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	17,350	16,687	7,612

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	12,591	12,493	12,591

Arrow International, Inc	(10)	December 21, 2020	Manufacturer and Distributor of Charitable Gaming Supplies
				Secured Debt	(9) (23)		9.23% (L+7.98%, Floor 1.25%)	12/21/2025	9,000	8,919	9,000

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,140	5,092	5,133
				Secured Debt	(19)		13.25% PIK	12/1/2023	2,260	2,239	2,260
										7,331	7,393

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9) (19)		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,352	13,350	12,217

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,659	4,634	4,659
				Preferred Member Units	(8) (19) (30)	122,416	16.00% PIK			156	156
				Preferred Member Units	(19) (30)	1,548,387	8.00% PIK			1,671	1,777
										6,461	6,592
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,946	1,941	1,946

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/9/2022	12,580	12,488	12,580
				Member Units		1,050,000				1,050	730
										13,538	13,310
Bluestem Brands, Inc.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,879	5,879	5,849
				Common Stock	(8)	723,184				1	940
										5,880	6,789
Brainworks Software, LLC	(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt	(9) (14) (17)		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	5,774

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	1.6%				8,040	5,018
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	0.6%				4,350	4,350
										12,390	9,368
Burning Glass Intermediate Holding Company, Inc.	(10)	June 14, 2021	Provider of Skills-Based Labor Market Analytics
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	16,892	16,517	16,517

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	28,409	28,225	26,605

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
California Pizza Kitchen, Inc.	(11)	August 29, 2016	Casual Restaurant Group
				Secured Debt	(9)		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,338	7,713
				Secured Debt	(9) (19)		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,858	2,800	2,901
				Secured Debt	(9) (19)		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash, L+12.50% PIK, Floor 1.50%)	5/23/2025	2,455	2,455	2,486
										12,593	13,100
Camin Cargo Control, Inc.	(11)	June 14, 2021	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	16,000	15,840	15,920

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,857	6,857	6,411
				Common Stock		329,084				1,481	740
										8,338	7,151
Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Common Stock		322,907				6,183	2,301

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,799	2,658

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,803	2,803	1

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,750	7,674	7,750

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	(8)	861,618				3,335	7,525

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)		375				-	103

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt			5.14% (L+5.00%)	7/2/2026	23,041	22,253	23,085

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt	(19)		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,989	5,989	5,989
				Warrants	(29)	915,734		12/23/2023		474	-
										6,463	5,989
DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,236	9,061
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			999	999
				Class A Preferred Member Units		776,316				776	630
										11,011	10,690
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,639	5,584	5,505

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt	(9)		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	18,976	18,626	18,848

Echo US Holdings, LLC.	(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt	(9)		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	20,616	20,530	20,616

Electronic Transaction Consultants, LLC	(10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,845	9,993

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	0.1%				3,745	1,229
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	0.4%				2,097	651
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	0.1%				4,336	1,928
				LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	0.1%				8,878	7,357

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (31)	0.8%				6,712	2,687
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	0.2%				6,953	6,093
										32,721	19,945
EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,927	6,845	6,027

Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt	(9) (33)		9.17% (L+8.09%, Floor 1.00%)	1/2/2026	5,400	5,293	5,293

Fortna Acquisition Co., Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt			5.10% (L+5.00%)	4/8/2025	7,654	7,560	7,577

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt			12.00%	6/28/2024	1,810	1,810	1,672
				Common Stock		10,429				256	-
										2,066	1,672
GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt			5.35% (L+5.25%)	12/19/2025	11,167	11,087	11,167

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	18,820	18,710	18,839

Grupo Hima San Pablo, Inc.	(11)	March 7, 2013	Tertiary Care Hospitals
				Secured Debt	(9) (14) (17)		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	2,197
				Secured Debt	(14) (17)		13.75%	10/15/2018	2,055	2,040	49
										6,544	2,246
GS HVAM Intermediate, LLC	(10)	October 18, 2019	Specialized Food Distributor
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	11,224	11,136	11,224

GS Operating, LLC	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	25,666	25,293	25,666

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,457	3,419	3,207

Heartland Dental, LLC	(10)	September 9, 2020	Dental Support Organization
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,888	14,507	15,036

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2023	34,739	34,407	34,739

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			8.00%	3/29/2023	7,964	7,901	7,698

Hybrid Promotions, LLC	(10)	June 30, 2021	Wholesaler of Licensed, Branded and Private Label Apparel
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,088	6,946	6,946

Hyperion Materials & Technologies, Inc.	(11) (13) (21)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	22,163	21,810	22,169

Ian, Evan & Alexander Corporation	(10)	July 31, 2020	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	7/31/2025	15,904	15,575	15,850

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,796	18,519	17,567

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.20% PIK (L+6.00% PIK)	12/22/2022	6,433	6,433	6,433
				Secured Debt	(19)		6.00% PIK	11/20/2023	17,356	16,046	16,046
				Preferred Stock (non-voting)						3,235	3,420
				Preferred Stock (non-voting)						-	-
				Member Units		1,558,333				1,558	-
										27,272	25,899
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt	(19)		12.00% (11.25% Cash, 0.75% PIK)	12/17/2022	5,824	5,790	5,824
				Preferred Member Units	(8) (19) (30)	144	10.00% PIK			116	149
				Preferred Member Units	(8) (19) (30)	80	20.00% PIK			76	88
				Member Units	(30)	900				900	690
										6,882	6,751
Inn of the Mountain Gods Resort and Casino	(11)	October 30, 2013	Hotel & Casino Owner & Operator
				Secured Debt			9.25%	11/30/2023	6,677	6,677	6,460

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,294	7,206	7,294

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,733	20,657	20,733

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	18,598	18,424	18,598

INW Manufacturing, LLC	(11)	May 19, 2021	Manufacturer of Nutrition and Wellness Products
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,454	7,232	7,304

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,365	5,338	4,404

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	7/30/2021	3,928	3,928	3,219

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,963	3,744
				Common Stock		472,579				4,429	1,625
										8,392	5,369
Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2024	16,306	16,062	16,306
				Common Stock		903,225				1,395	1,905
										17,457	18,211
Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt	(9)		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	32,094	31,341	32,045

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.65% (L+5.50%)	12/20/2024	18,993	18,915	18,993

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	2,231	2,231	1,004
				Member Units	(30)	2,828				353	113
										2,584	1,117
Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	9,771

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	14,700	14,522	14,626

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	(31)	2.3%				1,746	3,302

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,525	17,364	17,525

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	25,991	24,572	24,821

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units		3				125	25

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	10,837	10,719	9,266

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	14,055	13,841	14,055
				Member Units		4,872				687	780
										14,528	14,835
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.38% (L+4.75%, Floor 0.625%)	12/22/2025	17,123	17,030	17,123
				Preferred Stock	(19)		13.75% (4.50% Cash, 9.25% PIK)			1,881	1,881
										18,911	19,004
Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt	(9)		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	17,522	17,170	17,170

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	8,673	8,520	8,520

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	15,088	14,850	15,082

NBG Acquisition Inc	(11)	April 28, 2017	Wholesaler of Home Décor Products
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,042	4,011	3,681

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,576	16,849

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.38% (4.88% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	24,219	24,127	22,432

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	22,791	22,583	22,819
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	10/16/2023	880	880	882
										23,463	23,701
NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,682	4,682	4,565

NWN Corporation	(10)	May 7, 2021	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	41,242	40,249	40,249

Ospemifene Royalty Sub LLC	(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt	(14)		11.50%	11/15/2026	4,714	4,714	135

PaySimple, Inc.	(10)	September 9, 2019	Leading Technology Services Commerce Platform
				Secured Debt			5.61% (L+5.50%)	8/23/2025	27,740	27,525	27,601

Project Eagle Holdings, LLC	(10)	July 6, 2020	Provider of Secure Business Collaboration Software
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	7/6/2026	14,888	14,536	14,861

PT Network, LLC	(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt	(9) (19)		8.50% (6.50% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,645	8,645	8,645

RA Outdoors LLC	(10)	April 8, 2021	Software Solutions Provider for Outdoor Activity Management
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	19,422	19,224	19,224

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,229	19,843	20,043

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Member Units		2,779				46	34
				Warrants	(26)	187,161		10/20/2025		425	-
										471	34
RTIC Subsidiary Holdings, LLC	(10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
				Secured Debt	(9)		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	17,729	17,510	17,700

Rug Doctor, LLC.	(10)	June 30, 2021	Carpet Cleaning Products and Machinery
				Secured Debt	(9)		6.25% (L+5.25%, Floor 1.00%)	5/16/2022	9,850	9,850	9,850

SAFETY Investment Holdings, LLC		April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
				Member Units		2,000,000				2,000	3,000

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9) (14)		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,251	6,246	2,607

Savers, Inc.	(11)	May 14, 2021	For-Profit Thrift Retailer
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	4/26/2028	12,900	12,773	13,051

Staples Canada ULC	(10) (13) (21)	September 14, 2017	Office Supplies Retailer
				Secured Debt	(9) (22)		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	17,411	17,305	17,282

Student Resource Center, LLC	(10)	June 25, 2021	Higher Education Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	11,250	11,011	11,011

Team Public Choices, LLC	(11)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	13,466	13,107	13,399

Tectonic Financial, LLC		May 15, 2017	Financial Services Organization
				Common Stock	(8)	200,000				2,000	3,430

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	10,169	9,761	10,093

Time Manufacturing Acquisition LLC	(11)	February 24, 2021	Manufacturer and Distributor of Utility Equipment
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	2/3/2023	1,476	1,473	1,481

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
U.S. TelePacific Corp.	(11)	May 17, 2017	Provider of Communications and Managed Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	17,088	16,948	15,807

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	24,822	24,485	24,822

Veregy Consolidated, Inc.	(11)	November 9, 2020	Energy Service Company
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	14,925	14,536	15,037

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.10% (L+6.00%)	10/1/2026	17,344	17,138	16,737

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	4/3/2023	4,622	4,523	4,622
				Preferred Stock		70,207				767	1,280
				Warrants	(25)	69,675		4/3/2029		-	1,290
										5,290	7,192
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,128	13,049	12,586

Zilliant Incorporated		June 15, 2012	Price Optimization and Margin Management Solutions
				Preferred Stock		186,777				154	260
				Warrants	(28)	952,500		6/15/2022		1,071	1,190
										1,225	1,450
Short-term portfolio investments	(34) (35)
										57,244	57,285

Subtotal Non-Control/Non-Affiliate Investments (85.7% of net assets at fair value)										$1,421,592	$1,375,001
Total Portfolio Investments, June 30, 2021 (185.2% of net assets at fair value)										$2,725,485	$2,972,270

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

June 30, 2021

(dollars in thousands)

(Unaudited)

(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2021. As noted in this schedule, 70% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.09%.

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
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $21.4 million Canadian Dollars and receive $16.4 million U.S. Dollars with a settlement date of September 14, 2021. The unrealized depreciation on the forward foreign currency contract is $1.0 million as of June 30, 2021.

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

June 30, 2021

(dollars in thousands)

(Unaudited)

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
(35)

Short-term portfolio investments bear interest at index based floating interest rates which range from LIBOR plus 2.75% to LIBOR plus 4.75%, with LIBOR floors which range from 0% to 0.75% (with a weighted average LIBOR floor of approximately 0.14%), and with resulting interest rates which range from of 2.83% to 4.83% as of June 30, 2021.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt			13.00%	7/31/2022	$1,750	$1,715	$1,715
				Member Units		1,500				1,500	1,120
										3,215	2,835

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	5,155	4,874	4,874
				Preferred Member Units		3,200				3,200	3,200
				Warrants	(27)	420		8/16/2029		316	10
										8,390	8,084

ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt	(14)		5.00%	11/16/2021	4,982	4,824	3,347
				Preferred Member Units		3,725,862				3,726	-
										8,550	3,347

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt			7.00%	10/31/2024	343	343	343
				Member Units		37				1,584	1,584
										1,927	1,927

Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt	(9)		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,225	27,225
				Class A Preferred Member Units	(30)		14.00%			10,194	10,194
				Class B Preferred Member Units	(30)	140,000	8.00%			14,000	14,000
										51,419	51,419

Bond-Coat, Inc.		December 28, 2012	Casing and Tubing Coating Services
				Common Stock		57,508				6,350	2,040

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,556	8,513	8,513
				Preferred Member Units	(8)	2,950				4,280	5,850
										12,793	14,363

Bridge Capital Solutions Corporation		April 18, 2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt			13.00%	12/11/2024	8,813	8,403	8,403
				Warrants	(27)	82		7/25/2026		2,132	3,220
				Secured Debt	(30)		13.00%	12/11/2024	1,000	998	998
				Preferred Member Units	(8) (30)	17,742				1,000	1,000
										12,533	13,621

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units	(8)	1,233				1,742	2,030

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/30/2023	8,100	8,014	8,043
			Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,854	27,789
			Preferred Member Units	(8)	6,725				8,255	8,255
			Preferred Member Units	(8)	6,157				10,775	6,241
									54,898	50,328

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	(8)	416				1,300	46,080

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	11,628	11,549	11,549
			Preferred Member Units		12,696				5,840	6,160
									17,389	17,709

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	15,212	15,136	15,212
			Member Units	(8)	4,347				11,440	28,070
			Member Units	(8) (30)	1,047,146				1,322	1,270
									27,898	44,552

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt	(19)		10.00% (8.67% Cash, 1.33% PIK)	1/31/2024	9,388	7,641	8,475
			Secured Debt			15.00%	6/5/2022	669	669	669
			Preferred Member Units	(8)	1,600				400	10,520
									8,710	19,664

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	10,880	10,853	10,853
			Member Units	(8)	717				7,280	8,610
			Secured Debt	(30)		10.00%	12/20/2036	1,111	1,100	1,100
			Member Units	(30)	800				210	530
									19,443	21,093

CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units	(30)	100				2,179	1,624

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	14,216	14,092	14,216
				Preferred Member Units		587				8,317	14,940
										22,409	29,156

CompareNetworks Topco, LLC		January 29, 2019	Internet Publishing and Web Search Portals
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	1/29/2024	7,954	7,910	7,953
				Preferred Member Units	(8)	1,975				1,975	6,780
										9,885	14,733

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(31)	38.8%				747	747

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt	(14)		8.00%	5/31/2021	1,800	1,800	1,615
				Secured Debt	(14) (19)		10.50% PIK	5/31/2021	12,507	12,475	10,531
				Class A Preferred Member Units		-				1,294	-
				Class B Preferred Member Units		6,453				6,030	-
										21,599	12,146

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	18,173	18,077	18,077
				Preferred Member Units	(8)	3,857				9,501	9,835
										27,578	27,912

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	15,090	15,007	15,007
				Preferred Stock		8,400				8,400	19,380
										23,407	34,387

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	19,838	19,807	19,838
				Member Units	(8)	8,619				14,844	52,490
										34,651	72,328

Garreco, LLC		July 15, 2013	Manufacturer and Supplier of Dental Products
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	1/31/2021	4,519	4,519	4,519
				Member Units		1,200				1,200	1,410
										5,719	5,929

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.15% (L+7.00%)	12/31/2023	16,775	16,775	16,775
				Member Units	(8)	5,879				13,065	44,900
										29,840	61,675

Gulf Manufacturing, LLC		August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	(8)	438				2,980	4,510

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	250	250	250
				Secured Debt	(19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,147	13,135	12,044
				Member Units		3,681				3,681	-
										17,066	12,294

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(31)	49.3%				2,599	2,702
				LP Interests (2717 HPP-MS, L.P.)	(31)	49.3%				250	250
										2,849	2,952

Harrison Hydra-Gen, Ltd.		June 4, 2010	Manufacturer of Hydraulic Generators
				Common Stock	(8)	107,456				718	5,450

Jensen Jewelers of Idaho, LLC		November 14, 2006	Retail Jewelry Store
				Secured Debt	(9)		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	3,400	3,374	3,400
				Member Units	(8)	627				811	7,620
										4,185	11,020

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	12,800	12,697	12,800
				Preferred Stock		2,814				7,085	12,680
										19,782	25,480

KBK Industries, LLC		January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	(8)	325				783	13,200

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	22,415	22,269	22,269
				Member Units		581				12,240	12,240
				Secured Debt			9.00%	10/31/2048	3,948	3,909	3,909
				Member Units	(8) (30)	800				992	1,160
										39,410	39,578

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	1,600	1,600	1,600
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	26,079	25,952	13,562
				Member Units		743,921				16,642	-
										44,194	15,162

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt	(19)		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	8,570	8,527	8,280
				Preferred Member Units		66,000				4,400	2,370
				Preferred Member Units		4,000				6,000	-
										18,927	10,650

MSC Adviser I, LLC	(16)	November 22, 2013	Third Party Investment Advisory Services
				Member Units	(8) (31)					29,500	116,760

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	6,733	6,723	6,723
				Common Stock	(8)	5,873				2,720	8,990
										9,443	15,713

NAPCO Precast, LLC		January 31, 2008	Precast Concrete Manufacturing
				Member Units	(8)	2,955				2,975	16,100

Nebraska Vet AcquireCo, LLC (NVS)		December 31, 2020	Mixed-Animal Veterinary and Animal Health Product Provider
				Secured Debt			12.00%	12/31/2025	10,500	10,395	10,395
				Preferred Member Units		6,500				6,500	6,500
										16,895	16,895

NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	17,097	17,016	16,726
				Preferred Member Units	(8)	86,400,000				6,880	1,470
										23,896	18,196

NRI Clinical Research, LLC		September 8, 2011	Clinical Research Service Provider
				Secured Debt			9.00%	6/8/2022	5,620	5,572	5,620
				Warrants	(27)	251,723		6/8/2027		252	1,490
				Member Units	(8)	1,454,167				765	5,600
										6,589	12,710

NRP Jones, LLC		December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
				Secured Debt			12.00%	3/20/2023	2,080	2,080	2,080
				Member Units	(8)	65,962				3,717	2,821
										5,797	4,901

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt			12.00%	1/31/2022	17,240	17,193	17,193
				Preferred Member Units		406				10,200	10,780
										27,393	27,973

OMi Holdings, Inc.		April 1, 2008	Manufacturer of Overhead Cranes
				Common Stock	(8)	1,500				1,080	20,380

Pearl Meyer Topco LLC		April 27, 2020	Provider of Executive Compensation Consulting Services
				Secured Debt			12.00%	4/27/2025	37,513	37,202	37,202
				Member Units	(8)	13,800				13,000	15,940
										50,202	53,142

Pegasus Research Group, LLC		January 6, 2011	Provider of Telemarketing and Data Services
				Member Units	(8)	460				1,290	8,830

PPL RVs, Inc.		June 10, 2010	Recreational Vehicle Dealer
				Secured Debt	(9)		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,855	11,781	11,806
				Common Stock	(8)	2,000				2,150	11,500
										13,931	23,306

Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)		February 1, 2011	Noise Abatement Service Provider
				Secured Debt			13.00%	4/30/2023	6,397	6,335	6,397
				Preferred Member Units	(8)	19,631				4,600	10,500
				Warrants	(27)	1,018		1/31/2021		1,200	870
										12,135	17,767

Quality Lease Service, LLC		June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Member Units		1,000				11,063	4,460

River Aggregates, LLC		March 30, 2011	Processor of Construction Aggregates
				Member Units	(30)	1,500				369	3,240

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt			12.00%	8/31/2023	16,400	16,301	16,301
				Preferred Member Units		479				8,136	8,136
										24,437	24,437

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	8,720	8,644	8,644
				Common Stock	(8)	615				4,655	6,030
										13,299	14,674

UnionRock Energy Fund II, LP	(12) (13)	June 15, 2020	Oil & Gas Exploration & Production
				LP Interests	(31)	49.6%				2,894	2,894

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Vision Interests, Inc.	June 5, 2007	Manufacturer / Installer of Commercial Signage
			Secured Debt	(17)		13.00%	9/30/2019	2,028	2,028	2,028
			Series A Preferred Stock		3,000,000				3,000	3,160
									5,028	5,188

Ziegler's NYPD, LLC	October 1, 2008	Casual Restaurant Group
			Secured Debt			6.50%	10/1/2022	1,000	1,000	979
			Secured Debt			12.00%	10/1/2022	625	625	625
			Secured Debt			14.00%	10/1/2022	2,750	2,750	2,750
			Warrants	(27)	587		10/1/2025		600	-
			Preferred Member Units		10,072				2,834	1,780
									7,809	6,134

Subtotal Control Investments (73.5% of net assets at fair value)									$831,490	$1,113,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	9,406	9,187	9,187
				Common Stock		593,928				3,148	3,148
				Warrants	(27)	554,353		12/11/2025		-	2,938
										12,335	15,273

AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	491	491	491
				Preferred Member Units		186				1,200	5,810
										1,691	6,301

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	(30)	73,493				8,596	16,010

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,773	4,722
				Preferred Stock (non-voting)	(8) (19)		15.00% PIK			151	151
				Member Units		800,000				800	280
										5,724	5,153

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	(8)	2,160,000				2,256	6,040

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,004	19,004	14,256
				Preferred Member Units	(8) (19)	6	6.00% PIK			4,770	-
										23,774	14,256

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	47,474	47,133	47,474
				Member Units	(8)	77,960				2,095	7,190
										49,228	54,664

Chandler Signs Holdings, LLC	(10)	January 4, 2016	Sign Manufacturer
				Class A Units		1,500,000				1,500	1,460

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock		19,041				3,141	-

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt			12.00%	3/12/2025	24,800	24,583	24,800
				Preferred Member Units	(8)	154				5,760	9,510
										30,343	34,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Congruent Credit Opportunities Funds	(12) (13)	January 24, 2012	Investment Partnership
				LP Interests (Congruent Credit Opportunities Fund II, LP)	(31)	19.8%				4,449	94
				LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	17.4%				11,741	11,540
										16,190	11,634

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	(8) (31)	12.4%				2,161	1,782

Dos Rios Partners	(12) (13)	April 25, 2013	Investment Partnership
				LP Interests (Dos Rios Partners, LP)	(31)	20.2%				6,605	5,417
				LP Interests (Dos Rios Partners - A, LP)	(31)	6.4%				2,097	1,720
										8,702	7,137

East Teak Fine Hardwoods, Inc.		April 13, 2006	Distributor of Hardwood Products
				Common Stock		6,250				480	300

EIG Fund Investments	(12) (13)	November 6, 2015	Investment Partnership
				LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11.1%				739	526

Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport Financial SBIC Fund LP)	(31)	9.3%				5,974	5,264
				LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	6.0%				10,785	10,321
										16,759	15,585

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(31)	8.2%				3,071	3,258

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt			11.00%	12/2/2023	18,400	18,366	18,400
				Preferred Member Units	(8)	226				2,850	8,030
				Preferred Member Units	(30)	226				150	420
										21,366	26,850

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Houston Plating and Coatings, LLC		January 8, 2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt			8.00%	5/1/2022	3,000	3,000	2,900
				Member Units	(8)	322,297				2,352	5,080
										5,352	7,980

I-45 SLF LLC	(12) (13)	October 20, 2015	Investment Partnership
				Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8) (31)	20.00% Fully Diluted, 24.40% Profits Interest				20,200	15,789

L.F. Manufacturing Holdings, LLC	(10)	December 23, 2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)	(8) (19)		14.00% PIK			93	93
				Member Units		2,179,001				2,019	2,050
										2,112	2,143

OnAsset Intelligence, Inc.		April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt	(19)		12.00% PIK	6/30/2021	7,301	7,301	7,301
				Unsecured Debt	(19)		10.00% PIK	6/30/2021	64	64	64
				Preferred Stock		912				1,981	-
				Warrants	(27)	5,333		4/18/2021		1,919	-
										11,265	7,365

PCI Holding Company, Inc.		December 18, 2012	Manufacturer of Industrial Gas Generating Systems
				Preferred Stock		1,500,000				3,927	4,130

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt	(14) (32)		12.00%	1/8/2018	30,369	29,865	-
				Preferred Member Units		250				2,500	-
										32,365	-

Salado Stone Holdings, LLC	(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	(30)	2,000,000				2,000	1,250

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			13.00%	9/13/2023	5,720	5,605	5,719
				Common Stock		70,000				700	1,330
				Warrants	(27)	18,084		9/13/2028		181	360
										6,486	7,409

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			9.50%	8/31/2023	32,963	32,760	32,962
				Preferred Member Units	(8)	157				6,000	9,780
										38,760	42,742

Superior Rigging & Erecting Co.		August 31, 2020	Provider of Steel Erection, Crane Rental & Rigging Services
				Secured Debt			12.00%	8/31/2025	21,500	21,298	21,298
				Preferred Member Units		1,473				4,500	4,500
										25,798	25,798

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
UniTek Global Services, Inc.	(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
				Secured Debt	(9)		7.50% (L+6.50% Floor 1.00%)	8/20/2024	2,708	2,687	2,426
				Preferred Stock	(8) (19)	1,133,102	20.00% PIK			1,441	2,832
				Preferred Stock	(8) (19)	1,521,122	20.00% PIK			2,188	375
				Preferred Stock	(19)	2,281,682	19.00% PIK			3,667	-
				Preferred Stock	(19)	4,336,866	13.50% PIK			7,924	-
				Common Stock		945,507				-	-
										17,907	5,633

Universal Wellhead Services Holdings, LLC	(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	(19) (30)	716,949	14.00% PIK			1,032	-
				Member Units	(30)	4,000,000				4,000	-
										5,032	-

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	20,234	20,234	19,242
				Unsecured Convertible Debt			8.00%	11/16/2023	409	409	291
				Preferred Member Units		4,876,670				14,000	5,990
				Warrants	(27)	1,831,355		1/26/2025		2,576	-
										37,219	25,523

Subtotal Affiliate Investments (24.2% of net assets at fair value)										$416,479	$366,301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida, Inc.	(10)	November 2, 2020	Interior Subcontractor Providing Acoustical Walls and Ceilings
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	10/31/2025	13,000	12,858	12,858

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,745	5,813

ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	19,633	19,529	19,633

Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	9,750	9,659	9,544

Affordable Care Holding Corp.	(10)	May 9, 2019	Dental Support Organization
				Secured Debt	(9)		5.75% (L+4.75%, Floor 1.00%)	10/22/2022	14,246	14,066	14,044

ALKU, LLC.	(11)	October 18, 2019	Specialty National Staffing Operator
				Secured Debt			5.75% (L+5.50%)	7/29/2026	9,466	9,385	9,478

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,130	11,954	12,111

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	17,358	16,634	8,071

APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt			7.75%	6/15/2025	12,452	11,063	9,734

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	11,009	11,009	11,009

Arrow International, Inc	(10)	December 21, 2020	Manufacturer and Distributor of Charitable Gaming Supplies
				Secured Debt	(9) (23)		9.23% (L+7.98%, Floor 1.25%)	12/21/2025	10,000	9,901	9,901

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,148	5,149
				Secured Debt	(19)		13.25% PIK	12/1/2023	2,116	2,091	2,116
										7,239	7,265

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9) (19)		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,402	13,342	12,263

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,624	4,595	4,624
				Preferred Member Units	(8) (19) (30)	122,416	16.00% PIK			145	145
				Preferred Member Units	(19) (30)	1,548,387	8.00% PIK			1,671	904
										6,411	5,673

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,044	2,037	2,011

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,798	12,958
				Member Units		1,050,000				1,050	670
										13,848	13,628

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,879	5,879	5,879
				Common Stock		653				-	-
				Warrants	(27)	70		8/28/2030		-	-
										5,879	5,879

Brainworks Software, LLC	(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt	(9) (14) (17)		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	5,332

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	1.6%				10,800	8,459
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	0.6%				5,000	4,745
										15,800	13,204

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	27,703	27,484	26,359

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
California Pizza Kitchen, Inc.	(11)	August 29, 2016	Casual Restaurant Group
				Secured Debt	(9)		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,288	7,315
				Secured Debt	(9) (19)		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,657	2,590	2,524
				Secured Debt	(9) (19)		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash, L+12.50% PIK, Floor 1.50%)	5/23/2025	2,291	2,291	1,833
				Common Stock		169,088				949	1,860
										13,118	13,532

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,891	6,891	5,823
				Common Stock		329,084				1,481	1,645
										8,372	7,468

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	5,250	5,129	4,909
				Common Stock		177,130				5,309	2,613
										10,438	7,522

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,498	3,274

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,832	2,832	31

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,750	7,850

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units						5,637	8,617

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)		375				-	67

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt			5.23% (L+5.00%)	7/2/2026	19,403	18,580	19,124

Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt	(19)		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,959	5,959	5,959
				Warrants	(29)	915,734		12/23/2023		474	-
										6,433	5,959

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	13,628	13,422	13,560

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,213	9,004
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			951	951
				Class A Preferred Member Units		776,316				776	880
										10,940	10,835

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,320	5,256	4,921

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt	(9)		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	11,857	11,523	11,523

Echo US Holdings, LLC.	(10)	November 12, 2019	Developer and Manufacturer of PVC and Polypropylene Materials
				Secured Debt	(9)		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	22,190	22,090	22,190

Electronic Transaction Consultants, LLC	(10)	July 24, 2020	Technology Service Provider for Toll Road and Infrastructure Operators
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,829	9,829

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(31)	0.1%				3,813	959
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	0.4%				2,097	465
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	0.1%				4,366	1,291
				LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	0.1%				8,720	6,426
				LP Interests (EnCap Flatrock	(8) (31)	0.8%				6,706	2,546

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Midstream Fund II, L.P.)
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	0.2%				6,982	5,793
										32,684	17,480

Encino Acquisition Partners Holdings, Inc.	(11)	November 16, 2018	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,932	8,297

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,854	5,799

Fortna, Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt			5.15% (L+5.00%)	4/8/2025	7,673	7,553	7,486

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt			12.00%	6/28/2024	1,810	1,810	1,472
				Common Stock		10,429				256	-
										2,066	1,472

GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt			5.40% (L+5.25%)	12/19/2025	11,224	11,137	11,196

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	17,113	16,988	16,976

Grupo Hima San Pablo, Inc.	(11)	March 7, 2013	Tertiary Care Hospitals
				Secured Debt	(9) (17)		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	3,375
				Secured Debt	(17)		13.75%	10/15/2018	2,055	2,040	49
										6,544	3,424

GS HVAM Intermediate, LLC	(10)	October 18, 2019	Specialized Food Distributor
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	11,053	10,952	11,007

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	29,180	28,692	28,953

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,474	3,429	3,351

Heartland Dental, LLC	(10)	September 9, 2020	Dental Support Organization
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,925	14,501	14,501

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	35,246	34,820	35,246

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			12.00%	3/29/2023	9,801	9,698	8,994

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	22,275	21,894	20,813

Ian, Evan & Alexander Corporation (EverWatch)	(10)	July 31, 2020	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	7/31/2025	16,529	16,158	16,158

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,890	18,566	17,172

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.31% PIK (L+6.00% PIK)	12/22/2022	6,111	6,111	6,111
				Secured Debt	(19)		6.00% PIK	11/20/2023	16,670	15,086	15,086
				Preferred Stock (non-voting)						3,235	3,235
				Preferred Stock (non-voting)						-	-
				Member Units		1,558,333				1,558	-
										25,990	24,432

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt	(19)		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	5,624	5,579	5,624
				Preferred Member Units	(8) (19) (30)	144	10.00% PIK			112	112
				Preferred Member Units	(8) (19) (30)	80	20.00% PIK			71	71
				Member Units	(30)	900				900	530
										6,662	6,337

Inn of the Mountain Gods Resort and Casino	(11)	October 30, 2013	Hotel & Casino Owner & Operator
				Secured Debt			9.25%	11/30/2023	6,677	6,677	6,677

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,245	7,145	7,245

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,839	20,755	20,823

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,793	8,876

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,541	3,130

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	3,954	3,953	3,157

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,955	4,016
				Common Stock		472,579				4,429	2,795
										8,384	6,811

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	17,387	17,088	17,387
				Common Stock		1,000,000				1,550	1,550
										18,638	18,937

Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt	(9)		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	35,000	34,098	34,098

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.75% (L+5.50%)	12/20/2024	19,090	19,003	18,828

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (19)		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	2,185	2,185	983
				Member Units	(30)	2,828				353	113
										2,538	1,096

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	14,813	14,623	14,368

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	(31)	2.3%				1,746	3,524

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	16,504	16,337	16,504

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	26,131	24,550	24,171

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units		3				125	25

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	9,206	9,206	9,177

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	11,152	10,983	9,535

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,369	13,521
				Member Units		4,872				687	780
										14,056	14,301

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	17,251	17,149	17,251
				Preferred Stock	(8) (19)		13.75% (4.50% Cash, 9.25% PIK)		1,870	1,870	1,841
										19,019	19,092

MHVC Acquisition Corp.	(11)	May 8, 2017	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
				Secured Debt	(9)		6.25% (L+5.25%, Floor 1.00%)	4/29/2024	19,797	19,716	19,846

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,860	13,595	13,609

NBG Acquisition Inc	(11)	April 28, 2017	Wholesaler of Home Décor Products
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,070	4,034	3,399

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,543	16,849

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	23,683	23,572	21,025

Project Eagle Holdings, LLC	(10)	July 6, 2020	Provider of Secure Business Collaboration Software
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	7/6/2026	14,963	14,583	14,583

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	22,912	22,629	22,864

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,694	4,694	4,224

Ospemifene Royalty Sub LLC (QuatRx)	(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt	(14)		11.50%	11/15/2026	4,765	4,765	121

PaySimple, Inc.	(10)	September 9, 2019	Leading Technology Services Commerce Platform
				Secured Debt			5.65% (L+5.50%)	8/23/2025	24,448	24,225	23,959

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt			8.15% (L+8.00%)	5/1/2026	9,000	8,969	9,000

PT Network, LLC	(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt	(9) (19)		8.73% (6.73% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,601	8,601	8,601

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	17,930	17,497	17,715

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	(26)	187,161		10/20/2025		425	-
				Member Units		2,779				46	26
										471	26

RTIC Subsidiary Holdings, LLC	(10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
				Secured Debt	(9)		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	17,260	17,026	17,026

SAFETY Investment Holdings, LLC		April 29, 2016	Provider of Intelligent Driver Record Monitoring Software and Services
				Member Units		2,000,000				2,000	2,350

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,443	4,542

Staples Canada ULC	(10) (13) (21)	September 14, 2017	Office Supplies Retailer
				Secured Debt	(9) (22)		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	13,032	12,896	12,382

TEAM Public Choices, LLC	(10)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	12,500	12,126	12,406

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Tectonic Financial, Inc.		May 15, 2017	Financial Services Organization
				Common Stock		200,000				2,000	2,800

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,500	5,448	5,307

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	10,162	9,585	9,323

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	24,948	24,561	24,591

U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	17,088	16,913	15,486

Veregy Consolidated, Inc.	(11)	November 9, 2020	Energy Service Company
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	15,000	14,587	14,888

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.15% (L+6.00%)	10/1/2026	17,853	17,626	17,272

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt	(9) (19)		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,636	4,513	4,636
				Preferred Stock		70,207				767	910
				Warrants	(25)	69,675		4/3/2029		-	920
										5,280	6,466

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,997	13,902	12,911

Zilliant Incorporated		June 15, 2012	Price Optimization and Margin Management Solutions
				Preferred Stock		186,777				154	260
				Warrants	(28)	952,500		6/15/2022		1,071	1,190
										1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (79.5% of net assets at fair value)										1,268,740	1,204,840

Total Portfolio Investments, December 31, 2020 (177.2% of net assets at fair value)										$2,516,709	$2,684,866

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan (as defined in Note C) investments, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, and financial position as of June 30, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. Main Street’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market based interest rates and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more

LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 31 LMM portfolio companies for the six months ended June 30, 2021, representing approximately 52% of the total LMM portfolio at fair value as of June 30, 2021, and on a total of 28 LMM portfolio companies for the six months ended June 30, 2020, representing approximately 47% of the total LMM portfolio at fair value as of June 30, 2020. Excluding its investments in LMM portfolio companies that, as of June 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the six months ended June 30, 2021 and 2020 was 55% and 53% of the total LMM portfolio at fair value as of June 30, 2021 and 2020, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 94% and 90% of the Middle Market portfolio investments as of June 30, 2021 and December 31, 2020, respectively), Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 26 Private Loan portfolio companies for the six months ended June 30, 2021, representing approximately 45% of the total Private Loan portfolio at fair value as of June 30, 2021, and on a total of 21 Private Loan portfolio companies for the six months ended June 30, 2020, representing approximately 37% of the total Private Loan portfolio at fair value as of June 30, 2020. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the six months ended June 30, 2021 and 2020 was 60% and 45% of the total Private Loan portfolio at fair value as of June 30, 2021 and 2020, respectively.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 5.2% and 3.6% of Main Street’s Investment Portfolio at fair value as of June 30, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board’s valuation designee. Main Street adopted the Valuation Procedures effective April 1, 2021. Main Street believes its Investment Portfolio as of June 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to valuation policies and procedures approved and overseen by Main Street’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

At June 30, 2021, cash balances totaling $55.9 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of June 30, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.9% of its cost. As of December 31, 2020, Main Street’s total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the three months ended June 30, 2021 and 2020, (i) approximately 3.4% and 2.5%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.9%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2021 and 2020, (i) approximately 3.6% and 1.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 0.9%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$45,944	$41,574	$89,416	$86,450
Dividend income	18,619	7,795	36,316	15,836
Fee income	2,731	2,638	4,370	5,870
Total interest, fee and dividend income	$67,294	$52,007	$130,102	$108,156

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2021 and 2020, approximately 2.4% and 2.6%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2021 and 2020, approximately 2.4% and 2.6%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

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

As of June 30, 2021 and December 31, 2020, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, Main Street’s private loan (“Private Loan”) portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, Main Street held several short-term portfolio investments consisting primarily of investments in secured debt investments and independently rated debt investments. The fair value determination for these investments consisted of available observable inputs in non-active markets sufficient to determine the fair value of these investments. As a result, all of Main Street’s short-term portfolio investments were categorized as Level 2 as of June 30, 2021. Main Street did not hold any short-term portfolio investments as of December 31, 2020.

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

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2021 and December 31, 2020:

	Fair Value as of
	June 30,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$916,145	Discounted cash flow	WACC	9.6% - 20.6%	14.0%	14.8%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	6.7x	6.1x
Debt investments	$1,508,135	Discounted cash flow	Risk adjusted discount factor	5.8% - 15.7%(2)	10.0%	10.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$490,705	Market approach	Third‑party quote	43.9 - 101.5	97.2	99.5
Total Level 3 investments	$2,914,985

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 4.4% - 38.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$877,732	Discounted cash flow	WACC	9.4% - 21.0%	14.3%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,339,079	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.3%(2)	10.6%	10.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$468,055	Market approach	Third‑party quote	45.0 - 100.3	94.7	96.5
Total Level 3 investments	$2,684,866

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.4% - 29.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six-month periods ended June 30, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(282,896)	$457,028	$9,781	$11,278	$(3,485)	$1,998,840
Equity	866,734	—	(49,565)	20,584	5,177	57,120	5,515	905,565
Equity Warrant	10,998	—	—	—	1,128	484	(2,030)	10,580
	$2,684,866	$—	$(332,461)	$477,612	$16,086	$68,882	$—	$2,914,985

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(256,050)	$225,646	$29,876	$(124,365)	$(12,268)	$1,645,414
Equity	809,538	—	(21,380)	45,061	(1,112)	(80,261)	12,268	764,114
Equity Warrant	10,211	—	(1,096)	—	1,096	(186)	—	10,025
	$2,602,324	$—	$(278,526)	$270,707	$29,860	$(204,812)	$—	$2,419,553

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

At June 30, 2021 and December 31, 2020, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At June 30, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,341,331	$—	$—	$1,341,331
Middle Market portfolio investments	434,745	—	—	434,745
Private Loan portfolio investments	863,621	—	—	863,621
Other Portfolio investments	153,558	—	—	153,558
External Investment Manager	121,730	—	—	121,730
Short-term portfolio investments	57,285	—	57,285	—
Total investments	$2,972,270	$—	$57,285	$2,914,985

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,285,524	$—	$—	$1,285,524
Middle Market portfolio investments	445,609	—	—	445,609
Private Loan portfolio investments	740,370	—	—	740,370
Other Portfolio investments	96,603	—	—	96,603
External Investment Manager	116,760	—	—	116,760
Total investments	$2,684,866	$—	$—	$2,684,866

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

Based upon Main Street’s liquidity and capital structure management activities, Main Street’s Investment Portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be liquidated in one year or less. These short-term investments are not expected to be a significant portion of the overall Investment Portfolio.

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager for the three months ended June 30, 2021 and 2020 of $2.6 million and $1.8 million, respectively, and for the six months ended June 30, 2021 and 2020 of $5.0 million and $3.4 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2021 and 2020, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, all of which are discussed further below):

	As of June 30, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	69	39	69
Fair value	$1,341.3	$434.7	$863.6
Cost	$1,110.9	$473.2	$884.0
Debt investments as a % of portfolio (at cost)	66.9%	93.4%	94.9%
Equity investments as a % of portfolio (at cost)	33.1%	6.6%	5.1%
% of debt investments at cost secured by first priority lien	98.6%	97.0%	97.2%
Weighted-average annual effective yield (b)	11.4%	7.7%	8.4%
Average EBITDA (c)	$5.4	$74.3	$51.7

(a)	At June 30, 2021, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 39%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	63
Fair value	$1,285.5	$445.6	$740.4
Cost	$1,104.6	$488.9	$769.0
Debt investments as a % of portfolio (at cost)	65.8%	93.0%	93.8%
Equity investments as a % of portfolio (at cost)	34.2%	7.0%	6.2%
% of debt investments at cost secured by first priority lien	98.1%	92.4%	95.4%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.7%
Average EBITDA (c)	$5.3	$76.5	$58.1

(a)	At December 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect Main Street’s expenses or any sales load paid by an investor.
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

As of June 30, 2021, Main Street had Other Portfolio investments in fourteen companies, collectively totaling approximately $153.6 million in fair value and approximately $170.6 million in cost basis and which comprised approximately 5.2% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% of Main Street’s Investment Portfolio at fair value.

As of June 30, 2021, Main Street had short-term portfolio investments in ten companies, collectively totaling approximately $57.3 million in fair value and approximately $57.2 million in cost basis and which comprised approximately 1.9% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, Main Street held no short-term investments.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of June 30, 2021, there was $29.5 million cost basis in this investment and the investment had a fair value of approximately $121.7 million, which comprised approximately 4.1% of Main Street’s Investment Portfolio at fair value. As of December 31, 2020, there was $29.5 million cost basis in this investment and the investment had a fair value of approximately $116.8 million, which comprised approximately 4.3% of Main Street’s Investment Portfolio at fair value.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2021	December 31, 2020
First lien debt	80.1%	77.0%
Equity	17.6%	19.0%
Second lien debt	1.3%	2.7%
Equity warrants	0.4%	0.5%
Other	0.6%	0.8%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
First lien debt	71.9%	70.0%
Equity	26.0%	26.4%
Second lien debt	1.1%	2.4%
Equity warrants	0.4%	0.4%
Other	0.6%	0.8%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2021	December 31, 2020
Northeast	23.3%	22.6%
Southwest	22.8%	24.3%
West	20.8%	21.0%
Midwest	16.8%	18.2%
Southeast	14.2%	12.8%
Canada	2.1%	1.1%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
Southwest	23.5%	24.7%
Northeast	22.4%	21.7%
West	21.7%	21.4%
Midwest	17.8%	19.7%
Southeast	12.6%	11.5%
Canada	2.0%	1.0%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2021	December 31, 2020
Construction & Engineering	6.9%	6.0%
Machinery	5.9%	6.4%
Health Care Providers & Services	5.3%	5.1%
Internet Software & Services	5.3%	5.2%
Aerospace & Defense	5.1%	5.9%
Software	5.1%	4.4%
Professional Services	5.0%	5.1%
Energy Equipment & Services	4.7%	4.5%
Leisure Equipment & Products	4.4%	4.2%
Specialty Retail	4.3%	3.1%
Commercial Services & Supplies	3.8%	4.7%
IT Services	3.4%	4.0%
Diversified Telecommunication Services	3.4%	2.6%
Communications Equipment	3.1%	3.3%
Hotels, Restaurants & Leisure	2.5%	2.6%
Food Products	2.4%	2.6%
Oil, Gas & Consumable Fuels	2.3%	3.2%
Building Products	2.3%	1.4%
Tobacco	2.1%	2.2%
Media	2.0%	2.1%
Diversified Financial Services	2.0%	2.1%
Distributors	1.8%	2.1%
Electronic Equipment, Instruments & Components	1.6%	1.9%
Computers & Peripherals	1.6%	1.5%
Containers & Packaging	1.4%	1.6%
Life Sciences Tools & Services	1.3%	1.4%
Household Durables	1.3%	1.3%
Diversified Consumer Services	1.3%	1.0%
Trading Companies & Distributors	1.0%	1.2%
Transportation Infrastructure	1.0%	1.0%
Electrical Equipment	1.0%	0.8%
Food & Staples Retailing	0.9%	1.0%
Other (1)	4.5%	4.5%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2021	December 31, 2020
Machinery	7.5%	8.1%
Construction & Engineering	6.9%	6.1%
Software	5.6%	4.6%
Health Care Providers & Services	5.2%	5.2%
Specialty Retail	4.8%	3.4%
Aerospace & Defense	4.7%	5.7%
Internet Software & Services	4.6%	4.5%
Leisure Equipment & Products	4.2%	4.0%
Professional Services	4.0%	4.0%
Diversified Consumer Services	3.7%	3.0%
Commercial Services & Supplies	3.6%	4.5%
IT Services	3.2%	3.8%
Energy Equipment & Services	3.2%	3.0%
Diversified Telecommunication Services	3.1%	2.0%
Computers & Peripherals	2.9%	2.9%
Communications Equipment	2.5%	2.7%
Media	2.4%	2.5%
Diversified Financial Services	2.2%	2.3%
Building Products	2.2%	1.4%
Food Products	2.2%	2.2%
Tobacco	2.1%	2.1%
Hotels, Restaurants & Leisure	1.9%	2.0%
Oil, Gas & Consumable Fuels	1.8%	2.7%
Distributors	1.8%	2.1%
Containers & Packaging	1.7%	1.7%
Life Sciences Tools & Services	1.2%	1.4%
Household Durables	1.2%	1.3%
Construction Materials	1.2%	1.4%
Trading Companies & Distributors	1.0%	1.2%
Electronic Equipment, Instruments & Components	0.9%	1.3%
Transportation Infrastructure	0.9%	1.0%
Other (1)	5.6%	5.9%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At June 30, 2021 and December 31, 2020, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

As of June 30, 2021 and December 31, 2020, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1 and Note C, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

During May 2012, Main Street entered into an investment sub-advisory agreement with HMS Adviser, LP (“HMS Adviser”), which was the investment adviser to MSC Income at the time, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no-action relief from the SEC to allow it to own a registered investment adviser, Main Street assigned the sub-advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on MSCC’s ability to meet the source-of-income requirement necessary for it to maintain its RIC tax treatment. Under the investment sub-advisory agreement, the External Investment Manager was entitled to 50% of the annual base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with MSC Income. Effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). The Advisory Agreement includes a 1.75% annual management fee, reduced from 2.00%, and the same incentive fee as under MSC Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously).

As described more fully in Note L – Related Party Transactions, the External Investment Manager launched a new private fund, MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”), in December 2020. The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees.

During the three months ended June 30, 2021 and 2020, the External Investment Manager earned $4.2 million and $2.3 million, respectively, in base management fee income. No incentive fee income was earned in the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, the External Investment Manager earned $8.1 million and $4.8 million, respectively, in base management fee income. No incentive fee income was earned in the six months ended June 30, 2021 and 2020.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2021 and 2020, Main Street allocated $2.6 million and $1.8 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2021 and 2020, Main Street allocated $5.0 million and $3.4 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2021 and 2020, the total contribution to Main Street’s net investment income was $3.8 million and $2.2 million, respectively. For the six months ended June 30, 2021 and 2020, the total contribution to Main Street’s net investment income was $7.4 million and $4.5 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021and 2020 is as follows:

	As of	As of
	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—advisory clients	4,238	3,520
Total assets	$4,238	$3,520
Accounts payable to MSCC and its subsidiaries	$2,968	$2,423
Dividend payable to MSCC and its subsidiaries	1,270	1,097
Equity	—	—
Total liabilities and equity	$4,238	$3,520

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fee income	$4,212	$2,323	$8,115	$4,822
Incentive fees	—	—	—	—
Total revenues	4,212	2,323	8,115	4,822
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(2,073)	(1,127)	(4,116)	(2,187)
Other G&A expenses	(499)	(677)	(836)	(1,261)
Total allocated expenses	(2,572)	(1,804)	(4,952)	(3,448)
Pre‑tax income	1,640	519	3,163	1,374
Tax expense	(370)	(123)	(714)	(318)
Net income	$1,270	$396	$2,449	$1,056

NOTE E—DEBT

Summary of debt as of June 30, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$322,000	$(7,172)	$314,828	$315,059
Credit Facility	169,000	—	169,000	169,000
4.50% Notes due in 2022	185,000	(860)	184,140	193,140
5.20% Notes due 2024	450,000	1,544	451,544	489,780
3.00% Notes due 2026	300,000	(4,770)	295,230	307,950
Total Debt	$1,426,000	$(11,258)	$1,414,742	$1,474,929

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$309,800	$(5,828)	$303,972	$309,907
Credit Facility	269,000	—	269,000	269,000
4.50% Notes due 2022	185,000	(1,164)	183,836	194,938
5.20% Notes due 2024	450,000	1,817	451,817	488,102
Total Debt	$1,213,800	$(5,175)	$1,208,625	$1,261,947

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summarized interest expense for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SBIC Debentures	$2,557	$2,986	$5,298	$6,004
Credit Facility	1,408	2,424	2,374	5,363
4.50% Notes Due 2022	2,233	2,233	4,466	4,466
5.20% Notes Due 2024	5,713	4,255	11,430	8,505
3.00% Notes due in 2026	2,489	—	4,638	—
Total Interest Expense	$14,400	$11,898	$28,206	$24,338

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $322.0 million and $309.8 million at June 30,

2021 and December 31, 2020, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the six months ended June 30, 2021, Main Street issued $52.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Main Street expects to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% and 3.4% as of June 30, 2021 and December 31, 2020, respectively. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of June 30, 2021 was approximately 6.3 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of June 30, 2021, the SBIC debentures consisted of (i) $147.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $143.8 million that was net of unamortized debt issuance costs of $3.2 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.0 million that was net of unamortized debt issuance costs of $4.0 million.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of June 30, 2021, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed Main Street to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

As of June 30, 2021, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of the most recent reset date for the period ended June 30, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of June 30, 2021) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of June 30, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.

As of June 30, 2021, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% and 2.4% for the three months ended June 30, 2021 and 2020, respectively, and 2.0% and 3.0% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, Main Street was in compliance with all financial covenants of the Credit Facility.

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

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2021, Main Street was in compliance with these covenants.

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

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2021, Main Street was in compliance with these covenants.

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

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of June 30, 2021, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2021	2020
NAV at the beginning of the period	$22.35	$23.91
Net investment income(1)	1.20	1.04
Net realized gain (loss) (1)(2)	0.03	(0.48)
Net unrealized appreciation (depreciation)(1)(2)	1.15	(2.78)
Income tax benefit (provision)(1)(2)	(0.15)	0.25
Net increase (decrease) in net assets resulting from operations(1)	2.23	(1.97)
Dividends paid	(1.23)	(1.23)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.07	0.17
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.04	0.05
Other(3)	(0.04)	(0.08)
NAV at the end of the period	$23.42	$20.85
Market value at the end of the period	$41.09	$20.51
Shares outstanding at the end of the period	68,531,789	65,763,805

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
NAV at end of period	$1,604,841	$1,370,944
Average NAV	$1,553,257	$1,414,501
Average outstanding debt	$1,311,114	$1,119,229
Ratio of total expenses, including income tax expense, to average NAV (1) (2)	3.76%	3.96%
Ratio of operating expenses to average NAV (2) (3)	3.09%	2.85%
Ratio of operating expenses, excluding interest expense, to average NAV (2) (3)	1.27%	1.13%
Ratio of net investment income to average NAV (2)	5.29%	4.80%
Portfolio turnover ratio (2)	11.86%	9.44%
Total investment return (2) (4)	31.59%	(24.97)%
Total return based on change in NAV (2) (5)	10.06%	(8.34)%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.

(3)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager.
(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return is based on change in net asset value as calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays monthly dividends to its stockholders. Future monthly dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.205 per share, totaling $42.0 million, or $0.615 per share, for the three months ended June 30, 2021, and $83.9 million, or $1.230 per share, for the six months ended June 30, 2021 compared to aggregate regular monthly dividends of approximately $39.9 million, or $0.615 per share, for the three months ended June 30, 2020, and $79.6 million or $1.230 for the six months ended June 30, 2020.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$152,451	$(128,068)
Book-tax difference from share-based compensation expense	(6,967)	322
Net unrealized (appreciation) depreciation	(78,440)	180,684
Income tax provision (benefit)	10,407	(15,760)
Pre-tax book (income) loss not consolidated for tax purposes	(17,971)	(952)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	7,780	36,651
Estimated taxable income (1)	67,260	72,877
Taxable income earned in prior year and carried forward for distribution in current year	24,350	29,107
Taxable income earned prior to period end and carried forward for distribution next period	(21,626)	(35,573)
Dividend payable as of period end and paid in the following period	14,049	13,474
Total distributions accrued or paid to common stockholders	$84,033	$79,885

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax expense (benefit):
Federal	$97	$280	$141	$77
State	359	91	655	(492)
Excise	200	179	493	670
Total current tax expense (benefit)	656	550	1,289	255
Deferred tax expense (benefit):
Federal	7,101	(7,433)	7,295	(14,851)
State	1,969	(612)	1,823	(1,164)
Total deferred tax expense (benefit)	9,070	(8,045)	9,118	(16,015)

Total income tax provision (benefit)	$9,726	$(7,495)	$10,407	$(15,760)

The net deferred tax liability at June 30, 2021 and December 31, 2020 was $11.7 million and $2.6 million, respectively, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2017 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2021, Main Street sold 341,522 shares of its common stock at a weighted-average price of $38.14 per share and raised $13.0 million of gross proceeds under the ATM Program. Net proceeds were $12.7 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2021, 5,371,850 shares remained available for sale under the ATM Program.

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

Summarized DRIP information for the six months ended June 30, 2021 and 2020 is as follows:

	June 30,
	2021	2020

	($ in millions)
Total dividends paid	$83.9	$79.6
DRIP participation	$7.5	$8.1
Shares issued for DRIP	198,283	254,951

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2021.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Six months ended June 30, 2021	(309,682)
Restricted stock available for issuance as of June 30, 2021	1,206,992

As of June 30, 2021, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Six months ended June 30, 2021	(4,949)
Restricted stock available for issuance as of June 30, 2021	251,702

For the three months ended June 30, 2021 and 2020, Main Street recognized total share-based compensation expense of $2.8 million and $2.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2021 and 2020, Main Street recognized total share-based compensation expense of $5.1 million and $5.7 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of June 30, 2021, there was $19.7 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of June 30, 2021.

NOTE K—COMMITMENTS AND CONTINGENCIES

At June 30, 2021, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Fund III, LP	$8,117

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$230
EnCap Energy Capital Fund X, L.P.	772
EnCap Flatrock Midstream Fund II, L.P.	4,586
EnCap Flatrock Midstream Fund III, L.P.	423
$6,011

MS Private Loan Fund I, LP	$4,187

EIG Fund Investments	$3,701

Brightwood Capital Fund III, LP	$3,000

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	4,032
$5,407

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$599

HPEP 3, L.P.	$1,555

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Total equity commitments	$36,177

Amount
Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

NWN Corporation	$8,760
SI East, LLC	7,500
MS Private Loan Fund I, LP	7,414
Adams Publishing Group, LLC	5,000
Bolder Panther Group, LLC	5,000
Pearl Meyer Topco LLC	5,000
Classic H&G Holdco, LLC	4,000
Electronic Transaction Consultants, LLC	3,704
GS HVAM Intermediate, LLC	3,409
Ian, Evan & Alexander Corporation	3,333
Hunter Defense Technologies, Inc.	3,230
NinjaTrader, LLC	3,078
RTIC Subsidiary Holdings, LLC	2,740
Echo US Holdings, LLC.	2,586
Superior Rigging & Erecting Co.	2,500
Klein Hersh, LLC	2,500
Nebraska Vet AcquireCo, LLC	2,500
Mako Steel, LP	2,195
Fortna, Inc.	2,027
PPL RVs, Inc.	2,000
Hawk Ridge Systems, LLC	2,000
Burning Glass Intermediate Holding Company, Inc.	1,951
MB2 Dental Solutions, LLC	2,216
Colonial Electric Company LLC	1,600
Market Force Information, LLC	1,600
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
Eastern Wholesale Fence LLC	1,411
Lynx FBO Operating LLC	1,375
GRT Rubber Technologies LLC	1,340
RA Outdoors LLC	1,278
Project Eagle Holdings, LLC	1,250
Arcus Hunting LLC	1,205
Gamber-Johnson Holdings, LLC	1,200
Invincible Boat Company, LLC.	1,080
CompareNetworks Topco, LLC	1,000
NRI Clinical Research, LLC	1,000
Mystic Logistics Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
PT Network, LLC	658
Tedder Industries, LLC	640
ASC Interests, LLC	500
Jensen Jewelers of Idaho, LLC	500
Clickbooth.com, LLC	457
HW Temps LLC	400
American Nuts, LLC	281
Dynamic Communities, LLC	250
Acousti Engineering Company of Florida	53

Total loan commitments	$113,181

Total commitments	$149,358

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of June 30, 2021.

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

Total operating lease cost incurred by Main Street for each of the three months ended June 30, 2021 and 2020 was $0.2 million and for each of the six months ended June 30, 2021 and 2020 was $0.4 million. As of June 30, 2021, the asset related to the operating lease was $4.0 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $4.7 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of June 30, 2021, the remaining lease term was 6.6 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of June 30, 2021 (in thousands):

For the Years Ended December 31,	Amount
2021	$389
2022	790
2023	804
2024	818
2025	832
Thereafter	1,778
Total	$5,411

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At June 30, 2021, Main Street had a receivable of approximately $4.2 million due from the External Investment Manager, which included (i) approximately $3.0 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.3 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023. See Note M for discussion of the recent amendment and increased commitments under the Term Loan Agreement made subsequent to June 30, 2021.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which Main Street generally refers to as Private Loan investments. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of June 30, 2021, Main Street has funded approximately $0.3 million of its limited partner commitment and Main Street’s unfunded commitment was approximately $4.2 million.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing. The Private Loan Fund Loan was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of the Private Loan Fund, including each director who is not an “interested person” of Private Loan Fund or the External Investment Manager. As of June 30, 2021, there were $16.2 million of borrowings outstanding under the Private Loan Fund Loan.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2021, $14.3 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.5 million had been deferred into phantom Main Street stock units, representing 157,054 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

During August 2021, Main Street declared regular monthly dividends of $0.210 per share for each month of October, November and December of 2021. These regular monthly dividends equal a total of $0.630 per share for the fourth quarter of 2021, representing a 2.4% increase from the regular monthly dividends paid in the fourth quarter of 2020. Including the regular monthly dividends declared for the third and fourth quarters of 2021, Main Street will have paid $32.075 per share in cumulative dividends since its October 2007 initial public offering.

In July 2021, Main Street amended the Term Loan Agreement with MSC Income (the “July 2021 Term Loan”) to provide for up to an additional $35.0 million of borrowings on substantially the same terms as the Term Loan Agreement, $20.0 million of which was funded at the time of closing and with up to $15.0 million available to MSC Income in two equal delayed draws until January 27, 2022. The July 2021 Term Loan was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

June 30, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	$-	$-	$346	$4,874	$114	$150	$4,838
	Preferred Member Units	(8)	-	(1,830)	-	3,200	-	1,830	1,370
	Preferred Member Units	(8)	-	986	-	-	1,640	-	1,640
	Warrants	(8)	-	(10)	-	10	-	10	-
CMS Minerals Investments	Member Units	(9)	-	453	13	1,624	453	107	1,970
Café Brazil, LLC	Member Units	(8)	-	460	31	2,030	460	-	2,490
California Splendor Holdings LLC	Preferred Member Units	(9)	-	2,897	125	6,241	2,897	-	9,138
	Preferred Member Units	(9)	-	-	623	8,255	623	-	8,878
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	36	1,708	35,832	113	8,129	27,816
Clad-Rex Steel, LLC	Member Units	(5)	-	810	143	8,610	810	-	9,420
	Member Units	(5)	-	-	-	530	-	-	530
	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	589	10,853	-	469	10,384
	10.00% Secured Debt	(5)	-	-	55	1,100	-	14	1,086
Cody Pools, Inc.	Preferred Member Units	(8)	-	7,260	106	14,940	7,260	-	22,200
	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(30)	843	14,216	30	2,400	11,846
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	2,610	-	2,610
	5.00% Secured Debt	(8)	-	-	336	-	8,175	54	8,121
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(1,560)	-	19,380	-	1,560	17,820
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	932	15,007	18	-	15,025
GRT Rubber Technologies LLC	Member Units	(8)	-	-	2,192	44,900	-	-	44,900
	7.09% (L+7.00%) Secured Debt	(8)	-	-	600	16,775	-	-	16,775
Gamber-Johnson Holdings, LLC	Member Units	(5)	-	912	3,477	52,490	3,760	-	56,250
	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(30)	954	19,838	830	30	20,638
	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(1)	4	-	1	1	-
Jensen Jewelers of Idaho, LLC	Member Units	(9)	-	1,990	597	7,620	1,990	-	9,610
	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(7)	167	3,400	7	407	3,000
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	-	12,240	-	-	12,240
	11.50% Secured Debt	(5)	-	-	1,296	22,269	29	1,200	21,098
	Member Units	(5)	-	50	50	1,160	50	-	1,210
	9.00% Secured Debt	(5)	-	-	177	3,909	-	16	3,893
MH Corbin Holding LLC	13.00% (10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	(521)	569	8,280	17	681	7,616
	Preferred Member Units	(5)	-	(2,370)	-	2,370	-	2,370	-
MSC Adviser I, LLC	Member Units	(8)	-	4,970	2,449	116,760	4,970	-	121,730
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(294)	-	13,562	-	294	13,268
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	178	1,600	1,800	-	3,400
Mystic Logistics Holdings, LLC	Common Stock	(6)	-	(3,070)	548	8,990	-	3,070	5,920
	12.00% Secured Debt	(6)	-	-	410	6,723	5	24	6,704
	12.00% Secured Debt	(6)	-	-	2	-	-	-	-

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
OMi Holdings, Inc.	Common Stock	(8)	-	(1,550)	1,080	20,380	-	1,550	18,830
PPL RVs, Inc.	Common Stock	(8)	-	1,630	569	11,500	1,630	-	13,130
	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(14)	470	11,806	27	214	11,619
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	(62)	430	6,397	12	62	6,347
	Common Stock	(8)	-	(440)	-	-	1,200	440	760
	Preferred Member Units	(8)	-	(360)	-	10,500	-	360	10,140
Quality Lease Service, LLC	Member Units	(7)	-	(311)	-	4,460	-	1,561	2,899
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(40)	58	6,030	-	40	5,990
	12.00% Secured Debt	(7)	-	-	538	8,644	10	-	8,654
Ziegler’s NYPD, LLC	Preferred Member Units	(8)	-	290	-	1,780	290	-	2,070
	14.00% Secured Debt	(8)	-	-	194	2,750	-	-	2,750
	12.00% Secured Debt	(8)	-	-	38	625	-	-	625
	6.50% Secured Debt	(8)	-	21	33	979	21	-	1,000
Other controlled investments
2717 MH, L.P.		(8)	-	-	-	250	-	250	-
	LP Interests (2717 MH, L.P.)	(8)	-	-	-	2,702	46	-	2,748
ASC Interests, LLC	Member Units	(8)	-	(110)	-	1,120	-	110	1,010
	13.00% Secured Debt	(8)	-	-	126	1,715	110	-	1,825
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(305)	-	3,347	-	385	2,962
Barfly Ventures, LLC	Member Units	(5)	-	116	-	1,584	116	-	1,700
	7.00% Secured Debt	(5)	-	-	45	343	368	-	711
Bolder Panther Group, LLC	14.00% Class A Preferred Member Units	(9)	-	-	704	10,194	-	-	10,194
	8.00% Class B Preferred Member Units	(9)	-	3,420	1,135	14,000	3,420	-	17,420
	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	-	1,514	27,225	525	500	27,250
Bond-Coat, Inc.		(8)	(2,320)	4,310	-	2,040	4,310	6,350	-
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(710)	367	5,850	-	710	5,140
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	473	8,513	10	248	8,275
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	925	8,403	349	-	8,752
	Warrants	(6)	-	510	-	3,220	510	-	3,730
	Preferred Member Units	(6)	-	-	50	1,000	-	-	1,000
	13.00% Secured Debt	(6)	-	-	67	998	1	-	999
CBT Nuggets, LLC	Member Units	(9)	-	6,540	678	46,080	6,540	-	52,620
Centre Technologies Holdings, LLC	Preferred Member Units	(8)	-	(320)	60	6,160	-	320	5,840
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	667	11,549	22	1,906	9,665
Chamberlin Holding LLC	Member Units	(8)	-	(1,420)	3,559	28,070	-	1,420	26,650
	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(22)	691	15,212	22	1,417	13,817
	Member Units	(8)	-	110	34	1,270	110	-	1,380
Charps, LLC	Preferred Member Units	(5)	-	1,060	1,543	10,520	1,060	-	11,580
	10.00% Unsecured Debt	(5)	-	(382)	683	8,475	262	3,646	5,091
	0.15 Secured Debt	(5)	-	-	4	669	-	669	-
Colonial Electric Company LLC	Preferred Member Units	(6)	-	-	100	-	7,680	-	7,680
	12.00% Secured Debt	(6)	-	-	1,162	-	24,958	-	24,958
CompareNetworks Topco, LLC	Preferred Member Units	(9)	-	3,250	158	6,780	3,250	-	10,030
	10.00% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(9)	430	7,954	9	709	7,254
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Datacom, LLC	Preferred Member Units	(8)	(6,030)	6,030	-	-	6,030	6,030	-
	Preferred Member Units	(8)	(1,294)	1,294	-	-	1,294	1,294	-
	10.50% PIK Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,476	-
	8.00% Secured Debt	(8)	(1,800)	185	-	1,615	185	1,800	-
Digital Products Holdings LLC	Preferred Member Units	(5)	-	-	100	9,835	-	-	9,835
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,000	18,077	22	660	17,439

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Garreco, LLC	Member Units	(8)	-	350	-	1,410	350	-	1,760
	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	204	4,519	-	-	4,519
Gulf Manufacturing, LLC	Member Units	(8)	-	790	347	4,510	790	-	5,300
Gulf Publishing Holdings, LLC	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(1,752)	849	12,044	849	2,171	10,722
	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	14	250	14	7	257
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(600)	-	5,450	-	600	4,850
J&J Services, Inc.	Preferred Stock	(7)	-	370	-	12,680	370	-	13,050
	11.50% Secured Debt	(7)	-	(17)	746	12,800	17	817	12,000
KBK Industries, LLC	Member Units	(5)	-	330	221	13,200	330	-	13,530
MS Private Loan Fund	LP Interests	(8)	-	-	-	-	285	-	285
	5.00% Unsecured Debt	(8)	-	-	300	-	16,220	-	16,220
MSC Income Fund Inc.	5.00% Unsecured Debt	(8)	-	210	891	-	39,840	-	39,840
NAPCO Precast, LLC	Member Units	(8)	-	(530)	81	16,100	-	530	15,570
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(20)	262	5,620	20	865	4,775
	Member Units	(9)	-	2,434	399	5,600	2,434	-	8,034
NRI Clinical Research, LLC	Warrants	(9)	-	540	-	1,490	540	-	2,030
NRP Jones, LLC	Member Units	(5)	-	419	(45)	2,821	419	-	3,240
	12.00% Secured Debt	(5)	-	-	126	2,080	-	-	2,080
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	-	-	651	10,395	9	-	10,404
	Preferred Member Units	(5)	-	-	-	6,500	-	-	6,500
NexRev LLC	Preferred Member Units	(8)	-	1,810	40	1,470	1,810	-	3,280
	11.00% Secured Debt	(8)	-	178	946	16,726	197	436	16,487
	Preferred Member Units	(5)	-	1,570	-	10,780	1,570	-	12,350
	11.00% Secured Debt	(5)	-	26	1,017	17,193	47	-	17,240
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	6	-	400	400	-
Pearl Meyer Topco LLC	Member Units	(6)	-	2,550	1,528	15,940	2,550	-	18,490
	12.00% Secured Debt	(6)	-	272	2,170	37,202	311	3,840	33,673
Pegasus Research Group, LLC	Member Units	(8)	-	(560)	-	8,830	-	560	8,270
Principle Environmental, LLC	Warrants	(8)	-	330	-	870	330	1,200	-
River Aggregates, LLC	Member Units	(8)	-	50	-	3,240	50	-	3,290
Tedder Industries, LLC	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
	12.00% Secured Debt	(9)	-	-	960	16,300	582	1,599	15,283
UnionRock Energy Fund II, LP	LP Interests	(9)	-	737	-	2,894	2,113	220	4,787
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	133	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$(13,245)	$45,084	$51,052	$1,113,725	$177,453	$81,385	$1,209,793
Affiliate Investments
AAC Holdings, Inc.	Common Stock	(7)	$-	$(1,069)	$-	$3,148	$-	$1,069	$2,079
	(L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	(16)	-	-	-	-
	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	-	(89)	883	9,187	401	89	9,499
AAC Holdings, Inc.	Warrants	(7)	-	(998)	-	2,938	-	998	1,940
AFG Capital Group, LLC	Preferred Member Units	(8)	-	1,150	-	5,810	1,150	-	6,960
	10.00% Secured Debt	(8)	-	-	20	491	-	173	318
BBB Tank Services, LLC	Member Units	(8)	-	(280)	-	280	-	280	-
	15.00% PIK Preferred Stock (non-voting)	(8)	-	(162)	11	151	11	162	-
	12.00% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	-	317	4,722	27	-	4,749
Boccella Precast Products LLC	Member Units	(6)	-	(1,090)	370	6,040	-	1,090	4,950
Buca C, LLC	6.00% PIK Preferred Member Units	(7)	-	-	-	-	-	-	-
	10.25% (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	747	14,256	487	373	14,370

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
CAI Software LLC	Member Units	(6)	-	6,741	1,900	7,190	6,741	1,921	12,010
	12.50% Secured Debt	(6)	-	37	3,350	47,474	23,600	3,353	67,721
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(810)	-	1,460	-	810	650
Classic H&G Holdings, LLC	Preferred Member Units	(6)	-	2,250	570	9,510	2,250	-	11,760
	10.00% Secured Debt	(6)	-	(64)	1,412	24,800	64	5,590	19,274
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	(178)	389	11,540	-	178	11,362
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	319	1,782	61	-	1,843
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	1,608	-	5,417	1,608	-	7,025
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	510	-	1,720	510	-	2,230
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(230)	-	1,250	-	230	1,020
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	8	92	33	526	126	166	486
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	130	-	300	130	-	430
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	386	-	5,264	386	-	5,650
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	455	10,321	-	2,317	8,004
GFG Group, LLC.	Preferred Member Units	(5)	-	-	290	-	4,900	-	4,900
	12.00% Secured Debt	(5)	-	-	822	-	15,626	3,200	12,426
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	531	-	3,258	905	-	4,163
Hawk Ridge Systems, LLC	Preferred Member Units	(9)	-	2,600	691	8,030	2,600	-	10,630
	Preferred Member Units	(9)	-	140	-	420	140	-	560
	9.50% Secured Debt	(9)	-	(17)	919	18,400	17	17	18,400
	9.50% Secured Debt	(9)	-	-	4	-	-	-	-
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	-	121	2,900	-	-	2,900
	Member Units	(8)	-	(1,560)	2	5,080	-	1,560	3,520
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	-	877	935	15,789	1,677	2,000	15,466
L.F. Manufacturing Holdings, LLC	Member Units	(8)	-	(140)	-	2,050	-	140	1,910
	14.00% PIK Preferred Member Units (non-voting)	(8)	-	-	7	93	7	-	100
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	-	447	7,301	447	-	7,748
	Common Stock	(8)	-	(830)	-	-	830	830	-
	10.00% PIK Unsecured Debt	(8)	-	-	3	64	6	3	67
OnAsset Intelligence, Inc.	Warrants	(8)	-	830	-	-	830	830	-
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(356)	-	-	-	-	-	-
SI East, LLC (Stavig)	Preferred Member Units	(7)	-	5,250	-	9,780	5,250	-	15,030
	8.75% Secured Debt	(7)	-	(60)	1,456	32,961	57	3,847	29,171
Slick Innovations, LLC	12.00% Secured Debt	(6)	-	(23)	362	5,720	23	343	5,400
	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
Superior Rigging & Erecting Co.	Preferred Member Units	(7)	-	-	-	4,499	-	-	4,499
	12.00% Secured Debt	(7)	-	-	1,314	21,298	17	-	21,315
UniTek Global Services, Inc.	20.00% PIK Preferred Stock	(6)	-	(239)	149	2,833	149	239	2,743
	20.00% PIK Preferred Stock	(6)	-	(375)	-	374	-	374	-
	15.00% PIK Secured Debt	(6)	-	355	61	-	1,550	42	1,508
	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	62	130	2,426	163	442	2,147
Volusion, LLC	8.00% Unsecured Convertible Debt	(8)	-	118	16	291	118	-	409
	11.50% Secured Debt	(8)	-	992	1,170	19,243	991	-	20,234

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			13,907	(4,476)	2,852	20,140	2,591	22,731	-
Total Affiliate investments			$9,110	$16,232	$22,511	$366,301	$81,021	$59,846	$387,476

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $256,063. This represented 16.0% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $30,980. This represented 1.9% of net assets as of June 30, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $111,907. This represented 7.0% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $129,419. This represented 8.1% of net assets as of June 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $42,591. This represented 2.7% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $98,336. This represented 6.1% of net assets as of June 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $499,378. This represented 31.1% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $97,305. This represented 6.1% of net assets as of June 30, 2021.

(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $299,854. This represented 18.7% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $31,433. This represented 2.0% of net assets as of June 30, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of June 30, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

June 30, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$-	$(260)	$38	$2,440	$-	$260	$2,180
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	-	(40)	354	7,104	14,270	5,840	15,534
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	(65)	1,689	27,801	26	65	27,762
	Preferred Member Units	(9)	-	-	543	7,163	543	-	7,706
	Preferred Member Units	(9)	-	(1,601)	125	7,382	-	1,601	5,781
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	49	599	10,781	60	-	10,841
	Member Units	(5)	-	(1,020)	245	9,630	-	1,020	8,610
	10% Secured Debt	(5)	-	(11)	57	1,137	-	24	1,113
	Member Units	(5)	-	-	-	460	-	-	460
CMS Minerals Investments	Member Units	(9)	-	(136)	-	1,900	-	262	1,638
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	-	822	-	15,850	200	15,650
	Preferred Member Units	(8)	-	-	29	-	8,317	-	8,317
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	-	517	8,288	12	350	7,950
	Preferred Member Units	(9)	-	1,070	-	3,010	1,070	-	4,080
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	(9)	990	15,707	27	487	15,247
	Preferred Stock	(9)	-	(140)	-	20,200	-	140	20,060
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	-	(11)	856	19,022	1,611	795	19,838
	Member Units	(5)	-	(170)	2,608	53,410	-	170	53,240
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	-	-	681	15,016	1,759	-	16,775
	Member Units	(8)	-	(2,020)	1,341	47,450	-	2,020	45,430
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	-	-	12,776	12,776	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	-	-	993	993	-
	Preferred Stock	(9)	(1,140)	1,140	-	-	1,140	1,140	-
	Common Stock	(9)	(2,849)	2,983	-	-	2,849	2,849	-
	Warrants	(9)	-	-	-	-	-	-	-
Harborside Holdings, LLC	Member Units	(8)	-	(2,000)	-	9,560	100	2,000	7,660
IDX Broker, LLC	11.00% Secured Debt	(9)	-	(42)	711	13,400	42	13,442	-
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	-	15,040	-
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	-	(56)	225	4,000	6	206	3,800
	Member Units	(9)	-	(1,000)	111	8,270	-	1,000	7,270
Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	-	-	1,493	24,982	1,261	946	25,297
	Member Units	(5)	-	(790)	-	12,240	-	790	11,450
	9.00% Secured Debt	(5)	-	-	179	3,939	-	15	3,924
	Member Units	(5)	-	-	45	1,160	-	-	1,160
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(11,068)	304	25,316	2,885	13,946	14,255
	Member Units	(9)	-	(5,280)	-	5,280	-	5,280	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(76)	592	8,890	16	236	8,670
	Preferred Member Units	(5)	-	(20)	-	20	-	20	-
	Preferred Member Units	(5)	-	(1,340)	-	4,770	-	1,340	3,430
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	-	-	44	1,602	148	1,750	-
	12.00% Secured Debt	(9)	-	-	119	3,644	256	3,900	-
	Member Units	(9)	(27)	(1,000)	1	-	1,027	1,027	-
	9.50% Secured Debt	(9)	-	-	30	701	19	720	-
	Member Units	(9)	-	(219)	20	1,640	709	219	2,130
MSC Adviser I, LLC	Member Units	(8)	-	(5,440)	1,056	74,520	-	5,440	69,080
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	-	404	6,253	985	279	6,959
	Common Stock	(6)	-	1,980	-	8,410	1,980	-	10,390
OMi Holdings, Inc.	Common Stock	(8)	-	1,080	543	16,950	1,080	-	18,030
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	-	1,151	-	34,663	-	34,663
	Member Units	(6)	-	-	-	-	13,800	800	13,000
PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	-	-	664	12,118	136	250	12,004

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	Common Stock	(8)	-	1,210	-	9,930	1,210	-	11,140
	13.00% Secured Debt	(8)	-	55	440	6,397	-	-	6,397
Principle Environmental, LLC (d/b.a TruHorizon Environmental Solutions)	Preferred Member Units	(8)	-	(480)	-	13,390	-	480	12,910
	Warrants	(8)	-	(20)	-	1,090	-	20	1,070
Quality Lease Service, LLC	Member Units	(7)	-	(3,810)	-	9,289	301	3,810	5,780
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	74	557	9,102	85	320	8,867
	Common Stock	(7)	-	3,025	58	4,655	3,025	-	7,680
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	133	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(629)	-	4,089	-	629	3,460
	Common Stock	(9)	(3,586)	3,296	-	409	3,296	3,705	-
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	-	(101)	33	1,000	-	101	899
	12.00% Secured Debt	(8)	-	-	38	625	-	-	625
	14.00% Secured Debt	(8)	-	(384)	195	2,750	-	384	2,366
	Warrants	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	(130)	-	1,269	-	130	1,139
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	-	(2,450)	25	6,387	-	2,450	3,937
	Preferred Member Units	(5)	-	-	-	(284)	-	-	(284)
	Member Units	(5)	-	-	-	-	-	-	-
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	366	5,210	36	270	4,976
	Preferred Member Units	(8)	-	690	-	3,200	690	-	3,890
	Warrants	(8)	-	194	-	316	194	-	510
ASC Interests, LLC	13.00% Secured Debt	(8)	-	-	115	1,639	-	33	1,606
	Member Units	(8)	-	(240)	-	1,290	-	240	1,050
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(619)	187	4,521	63	619	3,965
	Preferred Member Units	(9)	-	(939)	-	939	-	939	-
Bond-Coat, Inc.	15.00% Secured Debt	(8)	-	-	1,399	11,473	123	11,596	-
	Common Stock	(8)	-	(1,470)	-	8,300	-	1,470	6,830
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	518	8,989	10	248	8,751
	Preferred Member Units	(9)	-	-	50	4,280	-	-	4,280
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	868	7,797	288	-	8,085
	Warrants	(6)	-	(180)	-	3,500	-	180	3,320
	13.00% Secured Debt	(6)	-	-	67	996	1	-	997
	Preferred Member Units	(6)	-	-	50	1,000	-	-	1,000
CBT Nuggets, LLC	Member Units	(9)	-	(4,790)	454	50,850	-	4,790	46,060
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	743	12,136	13	306	11,843
	Preferred Member Units	(8)	-	-	60	5,840	-	-	5,840
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	-	(17)	1,054	17,773	17	17	17,773
	Member Units	(8)	-	110	1,485	24,040	110	-	24,150
	Member Units	(8)	-	(530)	34	1,450	-	530	920
Charps, LLC	15.00% Secured Debt	(5)	-	-	152	2,000	-	-	2,000
	Preferred Member Units	(5)	-	1,210	311	6,920	1,210	-	8,130
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	-	-	-	872	-	110	762
Datacom, LLC	8.00% Secured Debt	(8)	-	-	-	1,615	-	-	1,615
	10.50% PIK Secured Debt	(8)	-	-	-	10,142	-	-	10,142
	Class A Preferred Member Units	(8)	-	-	-	-	-	-	-
	Class B Preferred Member Units	(8)	-	-	-	-	-	-	-
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	350	1,123	18,452	373	660	18,165
	Preferred Member Units	(5)	-	(579)	100	5,174	-	579	4,595
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	-	-	220	4,515	4	-	4,519
	Member Units	(8)	-	(860)	-	2,560	-	860	1,700
Gulf Manufacturing, LLC	Member Units	(8)	-	(2,630)	119	7,430	-	2,630	4,800
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	-	-	14	280	3	40	243
	6.25% Current / 6.25% PIK	(8)	-	(1,091)	809	12,493	214	1,091	11,616
	Member Units	(8)	-	(2,420)	-	2,420	-	2,420	-

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	(180)	-	3,157	-	180	2,977
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(2,330)	104	7,970	-	2,330	5,640
J&J Services, Inc.	11.50% Secured Debt	(7)	-	135	1,053	17,430	170	2,400	15,200
	Preferred Stock	(7)	-	2,815	-	7,160	2,815	75	9,900
KBK Industries, LLC	Member Units	(5)	-	(2,330)	437	15,470	-	2,330	13,140
NAPCO Precast, LLC	Member Units	(8)	-	(3,830)	4	14,760	-	3,830	10,930
NexRev LLC	11.00% PIK Secured Debt	(8)	-	(1,701)	913	17,469	182	1,919	15,732
	Preferred Member Units	(8)	-	(6,310)	-	6,310	-	6,310	-
NRI Clinical Research, LLC	10.50% Secured Debt	(9)	-	(17)	394	5,981	1,536	517	7,000
	Warrants	(9)	-	160	-	1,230	160	-	1,390
	Member Units	(9)	-	333	377	4,988	710	377	5,321
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	387	6,376	-	-	6,376
	Member Units	(5)	-	(1,590)	25	4,710	-	1,590	3,120
NuStep, LLC	12.00% Secured Debt	(5)	-	-	1,218	19,703	21	160	19,564
	Preferred Member Units	(5)	-	-	-	10,200	-	-	10,200
Pegasus Research Group, LLC	Member Units	(8)	-	1,790	491	8,170	1,790	-	9,960
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	-	-	-	722	-	-	722
	Member Units	(8)	-	1,170	187	4,990	1,170	-	6,160
	Member Units	(8)	-	151	-	3,169	151	-	3,320
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	41	640	-	-	640
	12.00% Secured Debt	(9)	-	-	1,009	16,272	14	-	16,286
	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
UnionRock Energy Fund II, LP	LP Interests	(9)	-	-	-	-	2,894	-	2,894
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,832)	4,656	4	4,564
Total Control Investments			$(19,866)	$(42,235)	$38,800	$1,032,721	$143,295	$163,313	$1,008,139
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$37	$838	$-	$174	$664
	Preferred Member Units	(8)	-	(10)	-	5,180	-	10	5,170
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	-	(182)	1,119	27,087	182	27,269	-
	Member Units	(5)	-	779	-	8,540	4,520	-	13,060
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	-	(51)	335	4,698	37	51	4,684
	Preferred Member Units	(8)	-	-	10	131	10	-	141
	Member Units	(8)	-	(80)	-	290	-	80	210
Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	-	(138)	982	13,244	138	13,382	-
	Member Units	(6)	-	(290)	369	6,270	-	290	5,980
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	-	(1,714)	1,036	18,794	24	1,714	17,104
	Preferred Member Units	(7)	-	(4,005)	69	4,701	69	4,005	765
CAI Software LLC	12.50% Secured Debt	(6)	-	108	996	9,160	19,500	16	28,644
	Member Units	(6)	-	369	10	5,210	720	-	5,930
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(200)	(91)	2,740	-	200	2,540
Charlotte Russe, Inc	Common Stock	(9)	-	-	-	-	-	-	-
Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	-	-	1,518	-	25,753	-	25,753
	Preferred Member Units	(6)	-	-	-	-	5,760	-	5,760
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	-	-	-	855	-	-	855
	LP Interests (Fund III)	(8)	-	(399)	394	13,915	-	1,411	12,504
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	(791)	594	2,362	-	540	1,822
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	(504)	-	7,033	759	504	7,288
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	(160)	-	2,233	241	160	2,314
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	(100)	4	400	-	100	300
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(111)	69	720	94	219	595
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	(624)	-	5,778	-	624	5,154

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	46	80	9,696	1,035	160	10,571
Fuse, LLC	12.00% Secured Debt	(9)	-	(338)	118	1,939	-	338	1,601
	Common Stock	(9)	-	-	-	256	-	-	256
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	2,474	345	-	2,819
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	-	25	600	-	-	600
	11.00% Secured Debt	(9)	-	(15)	760	13,400	15	15	13,400
	Preferred Member Units	(9)	-	(580)	45	7,900	-	580	7,320
	Preferred Member Units	(9)	-	(30)	-	420	-	30	390
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	(1,000)	121	4,260	-	1,000	3,260
	Member Units	(8)	-	(3,110)	66	10,330	-	3,110	7,220
I-45 SLF LLC	Member Units	(8)	-	(3,654)	1,258	14,407	3,200	3,654	13,953
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	-	-	6	81	6	-	87
	Member Units	(8)	-	-	-	2,050	-	-	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	-	399	6,474	399	-	6,873
	10.00% PIK Secured Debt	(8)	-	-	3	58	3	-	61
	Preferred Stock	(8)	-	-	-	-	-	-	-
	Warrants	(8)	-	-	-	-	-	-	-
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	-	-	689	11,356	-	-	11,356
	Preferred Stock	(9)	-	1,450	-	2,680	1,450	-	4,130
	Preferred Stock	(9)	-	-	-	4,350	-	-	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	-	-	-	-	241	241	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	-	(140)	-	570	-	140	430
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(36)	1,633	32,963	36	36	32,963
	Preferred Member Units	(7)	-	1,110	534	8,200	1,110	-	9,310
Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	-	-	468	6,197	19	80	6,136
	Warrants	(6)	-	10	-	290	10	-	300
	Common Stock	(6)	-	50	-	1,080	50	-	1,130
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	-	(283)	121	2,962	14	299	2,677
	Preferred Stock	(6)	-	(2,680)	-	2,684	-	2,680	4
	Preferred Stock	(6)	-	(212)	212	2,282	212	212	2,282
	Preferred Stock	(6)	-	448	118	1,889	944	-	2,833
	Preferred Stock	(6)	-	(3,009)	-	3,667	-	3,009	658
	Common Stock	(6)	-	-	-	-	-	-	-
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	-	(560)	-	800	-	560	240
	Member Units	(8)	-	-	-	-	-	-	-
Volusion, LLC	11.50% Secured Debt	(8)	-	(181)	1,248	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	-	-	16	291	-	-	291
	Preferred Member Units	(8)	-	(8,322)	-	14,000	-	8,322	5,678
	Warrants	(8)	-	(150)	-	150	-	150	-
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			(241)	-	-	-	-	-	-
Total Affiliate investments			$(235)	$(29,289)	$15,371	$330,287	$66,968	$75,546	$321,709

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $236,976. This represented 17.3% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $28,785. This represented 2.1% of net assets as of June 30, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $78,414. This represented 5.7% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $88,087. This represented 6.4% of net assets as of June 30, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $47,427. This represented 3.5% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $60,442. This represented 4.4% of net assets as of June 30, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $401,136. This represented 29.3% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $99,170. This represented 7.2% of net assets as of June 30, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $244,186. This represented 17.8% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $45,225. This represented 3.3% of net assets as of June 30, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of June 30, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC” or “Main Street”) is a principal investment firm. MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, collectively with MSMF, the “Funds”) and each of their general partners.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended June 30, 2021, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and remaining SBIC debenture capacity. As of June 30, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of June 30, 2021.

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

Subject to changes in our cash and overall liquidity, as well as our capital structure management activities, our Investment Portfolio may also include short-term portfolio investments that are atypical of our LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of the overall Investment Portfolio.

Our external asset management business is conducted through MSC Adviser I, LLC (the “External Investment Manager”). The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc., and its other investment advisory clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities.

During May 2012, we entered into an investment sub advisory agreement with HMS Adviser, LP (“HMS Adviser”), which was the investment adviser to MSC Income at the time, to provide certain investment advisory services to HMS Adviser. In December 2013, after obtaining required no action relief from the SEC to allow us to own a registered investment adviser, we assigned the sub advisory agreement to the External Investment Manager since the fees received from such arrangement could otherwise have negative consequences on our ability to meet the source of income requirement necessary for us to maintain our RIC tax treatment. Under the investment sub advisory agreement, the External Investment Manager was entitled to 50% of the annual base management fee and the incentive fees earned by HMS Adviser under its advisory agreement with MSC Income. Effective October 30, 2020, the External Investment Manager and HMS Adviser consummated the transactions contemplated by that certain asset purchase agreement by and among the External Investment Manager, HMS Adviser and the other parties thereto whereby the External Investment Manager became the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). The Advisory Agreement includes a 1.75% annual management fee, reduced from 2.00% previously, and the same incentive fee as under MSC Income’s prior advisory agreement with HMS Adviser, with the External Investment Manager receiving 100% of such fee income (increased from 50% previously).

In April 2014, we received an exemptive order from the SEC permitting co-investments by us and MSC Income in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. During December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, MSC Income and other funds advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with MSC Income and the Private Loan Fund (as defined below), and in the future intend to make co-investments with MSC Income, the Private Loan Fund and other funds advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, including MSC Income, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds advised by the External Investment Manager, including MSC Income and the Private Loan Fund, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors.

The External Investment Manager launched its first private fund, MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”), in December 2020. The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees.

The External Investment Manager earned base management fee income of $4.2 million and $2.3 million during the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $4.8 million during the six months ended June 30, 2021 and 2020, respectively. No incentive fee income was earned in the three months or the six months ended June 30, 2021 and 2020.

We allocate certain expenses to the External Investment Manager pursuant to the sharing agreement between it and MSCC. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended  June 30, 2021 and 2020 of $2.6 million and $1.8 million, respectively, and for the six months ended June 30, 2021 and 2020 of $5.0 million and $3.4 million, respectively. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $3.8 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.

See “Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Composition – Investment Portfolio Composition” in the notes to consolidated financial statements for a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2021 and December 31, 2020.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.2%, respectively, for the trailing twelve months ended June 30, 2021 and 2020, and 1.3% for the year ended December 31, 2020.

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

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of June 30, 2021 and December 31, 2020 our Investment Portfolio valued at fair value represented approximately 96% and 97% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our board of directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our investment portfolio as of June 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2021 and 2020, (i) approximately 3.4% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2021 and 2020, (i) approximately 3.6% and 1.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.7% and 0.9%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term investments and the External Investment Manager).

Cost:	June 30, 2021	December 31, 2020
First lien debt	80.1%	77.0%
Equity	17.6%	19.0%
Second lien debt	1.3%	2.7%
Equity warrants	0.4%	0.5%
Other	0.6%	0.8%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
First lien debt	71.9%	70.0%
Equity	26.0%	26.4%
Second lien debt	1.1%	2.4%
Equity warrants	0.4%	0.4%
Other	0.6%	0.8%
	100.0%	100.0%

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

As of June 30, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.9% of its cost. As of December 31, 2020, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, as it did due to the impact of COVID-19, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and June 30, 2020

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$67,294	$52,007	$15,287	29%
Total expenses	(24,899)	(20,713)	(4,186)	20%
Net investment income	42,395	31,294	11,101	35%
Net realized gain (loss) from investments	18,000	(8,584)	26,584	NM %
Net unrealized appreciation (depreciation) from:
Portfolio investments	44,441	13,164	31,277	NM
Income tax benefit (provision)	(9,726)	7,495	(17,221)	NM
Net increase in net assets resulting from operations	$95,110	$43,369	$51,741	NM %

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$42,395	$31,294	$11,101	35%
Share‑based compensation expense	2,759	2,817	(58)	(2)%
Distributable net investment income(a)	$45,154	$34,111	$11,043	32%
Net investment income per share—Basic and diluted	$0.62	$0.48	$0.14	29%
Distributable net investment income per share—Basic and diluted(a)	$0.66	$0.52	$0.14	27%

NM	Not Meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the three months ended June 30, 2021 was $67.3 million, a 29% increase from the $52.0 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$45,944	$41,574	$4,370	11%	(a)
Dividend income	18,619	7,795	10,824	139%	(b)
Fee income	2,731	2,638	93	4%
Total investment income	$67,294	$52,007	$15,287	29%	(c)

(a)	The increase in interest income is primarily related to higher average levels of Investment Portfolio debt investments.
(b)	The increase in dividend income from Investment Portfolio equity investments is primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020, and (ii) a $2.6 million increase related to elevated dividend income considered to be less consistent or non-recurring.
(c)	The increase in total investment income includes the impact of (i) a $2.6 million increase in dividend income considered less consistent or non-recurring, and (ii) a $0.2 million increase in accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments.

Expenses

Total expenses for the three months ended June 30, 2021 was $24.9 million, a 20% increase from the $20.7 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$6,287	$3,763	$2,524	67%	(a)
Deferred compensation plan expense	608	1,039	(431)	(41)%	(b)
Total compensation expense	6,895	4,802	2,093	44%
G&A expense	3,417	3,000	417	14%
Interest expense	14,400	11,898	2,502	21%	(c)
Share-based compensation expense	2,759	2,817	(58)	(2)%
Gross expenses	27,471	22,517	4,954	22%
Allocation of expenses to the External Investment Manager	(2,572)	(1,804)	(768)	43%	(d)
Total expenses	$24,899	$20,713	$4,186	20%

(a)	The increase in employee compensation expenses was primarily due to incentive compensation accruals generally corresponding with our improved operating results.
(b)	The change in the non-cash deferred compensation plan expense is due to changes in the fair value of our deferred compensation plan assets, which are correlated with changes in the overall stock market and is not directly attributable to our operating activities or results.
(c)	The increase in interest expense is primarily related to elevated borrowings under (i) our 5.20% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below), an additional $125.0 million aggregate principal amount of which we issued in July 2020, and (ii) our 3.00% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below) issued in January 2021, partially offset by decreased interest expense relating to our multi-year revolving credit facility (the “Credit Facility”) due to the lower average balance outstanding.
(d)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment adviser to MSC Income.

Net Investment Income

Net investment income for the three months ended June 30, 2021 increased 35% to $42.4 million, or $0.62 per share, compared to net investment income of $31.3 million, or $0.48 per share, for the corresponding period of 2020. The increase in net investment income and net investment income per share was principally attributable to the 29% increase in total investment income, partially offset by the 20% increase in total expenses, both as discussed above, and the 5% increase in weighted average shares outstanding to 68.5 million for the three months ended June 30, 2021, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income per share includes (i) an increase of $0.04 per share in investment income from dividend income activity considered to be less consistent or non-recurring and an increase in accelerated prepayment, repricing and other income activity related to certain Investment Portfolio debt investments, as discussed above, and (ii) an increase of $0.01 per share due to the decrease in compensation expense related to our deferred compensation plan, primarily attributable to changes in the fair value of the deferred compensation plan assets.

Distributable Net Investment Income

Distributable net investment income for the three months ended June 30, 2021 increased 32% to $45.2 million, or $0.66 per share, compared with $34.1 million, or $0.52 per share, in the corresponding period of 2020. The increase in distributable net investment income and distributable net investment income per share was primarily due to the increased level of total investment income, partially offset by (i) the increase in total expenses, excluding share-based compensation expense, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2020, all as described above. The increase in distributable net investment income per share includes the impacts of (i) the increase in investment income from dividend income activity considered to be less consistent or non-recurring and an increase in accelerated prepayment, repricing and other income activity related to certain Investment Portfolio debt investments and (ii) the decrease in compensation expense attributable to the change in the fair value of the deferred compensation plan assets during the second quarter of 2021, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $18.0 million for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$14,729	2	$-	-	$-	-	$14,729	2
Middle Market Portfolio	(3,141)	1	6,153	1	-	-	3,012	2

Total net realized gain/(loss)	$11,588	3	$6,153	1	$-	-	$17,741	4

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $44.4 million for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(5.3)	$0.6	$—	$—		$(4.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	36.4	(2.2)	5.2	9.7	(b)	49.1
Total net unrealized appreciation (depreciation) relating to portfolio investments	$31.1	$(1.6)	$5.2	$9.7		$44.4

(a)	LMM includes unrealized appreciation on 33 LMM portfolio investments and unrealized depreciation on 14 LMM portfolio investments.
(b)	Other includes (i) $5.1 million of net unrealized appreciation relating to the Other Portfolio and (ii) $4.5 million of appreciation relating to the External Investment Manager.

Income Tax Benefit (Provision)

The income tax provision for the three months ended June 30, 2021 of $9.7 million principally consisted of (i) a deferred tax provision of $9.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our wholly owned taxable subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and (ii) a current tax provision of $0.7 million, related to a $0.5 million provision for current U.S. federal and state income taxes, as well as a $0.2 million provision for excise tax on our estimated undistributed taxable income. The income tax benefit for the three months ended June 30, 2020 of $7.5 million principally consisted of a deferred tax benefit of $8.0 million, partially offset by a current tax provision of $0.6 million related to a $0.4 million provision for current U.S. federal and state income taxes, as well as a $0.2 million provision for excise tax on our estimated undistributed taxable income.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended June 30, 2021 was $95.1 million, or $1.39 per share, compared with $43.4 million, or $0.66 per share, during the three months ended June 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2021 and June 30, 2020

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$130,102	$108,156	$21,946	20%
Total expenses	(47,954)	(40,317)	(7,637)	19%
Net investment income	82,148	67,839	14,309	21%
Net realized gain (loss) from investments	2,270	(30,449)	32,719	NM
Net realized loss on extinguishment of debt	—	(534)	534	NM
Net unrealized appreciation (depreciation) from:
Portfolio investments	78,440	(181,144)	259,584	NM
SBIC debentures	—	460	(460)	NM
Total net unrealized appreciation (depreciation)	78,440	(180,684)	259,124	NM
Income tax benefit (provision)	(10,407)	15,760	(26,167)	NM
Net increase (decrease) in net assets resulting from operations	$152,451	$(128,068)	$280,519	NM

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$82,148	$67,839	$14,309	21%
Share‑based compensation expense	5,092	5,654	(562)	(10)%
Distributable net investment income(a)	$87,240	$73,493	$13,747	19%
Net investment income per share—Basic and diluted	$1.20	$1.04	$0.16	15%
Distributable net investment income per share—Basic and diluted(a)	$1.28	$1.13	$0.15	13%

NM	Not Meaningful
(b)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the six months ended June 30, 2021 was $130.1 million, a 20% increase from the $108.2 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$89,416	$86,450	$2,966	3%	(a)
Dividend Income	36,316	15,836	20,480	129%	(b)
Fee Income	4,370	5,870	(1,500)	(26)%	(c)
Total Investment Income	$130,102	$108,156	$21,946	20%	(d)

(a)	The increase in interest income is primarily related to higher average levels of Investment Portfolio debt investments.
(b)	The increase in dividend income from Investment Portfolio equity investments is primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020, and (ii) a $5.4 million increase related to elevated dividend income considered to be less consistent or non-recurring.
(c)	The decrease in fee income was primarily due to a $1.6 million decrease in fees from refinancing and prepayment of debt investments.
(d)	The increase in total investment income includes the impact of a $5.4 million increase in dividend income considered less consistent or non-recurring, partially offset by a $1.9 million decrease in accelerated prepayment, repricing and other activity for certain Investment Portfolio debt investments.

Expenses

Total expenses for the six months ended June 30, 2021 was $48.0 million, a 19% increase from the $40.3 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$12,238	$7,182	$5,056	70%	(a)
Deferred compensation plan expense	978	118	860	729%	(b)
Total compensation expense	13,216	7,300	5,916	81%
G&A expense	6,392	6,473	(81)	(1)%
Interest expense	28,206	24,338	3,868	16%	(c)
Share-based compensation expense	5,092	5,654	(562)	(10)%	(d)
Gross expenses	52,906	43,765	9,141	21%
Allocation of expenses to the external investment manager	(4,952)	(3,448)	(1,504)	44%	(e)
Total expenses	$47,954	$40,317	$7,637	19%

(a)	The increase in employee compensation expenses was primarily due to incentive compensation accruals generally corresponding with our improved operating results.
(b)	The change in deferred compensation plan expense is due to changes in the fair value of our deferred compensation plan assets, which are correlated with changes in the overall stock market and is not directly attributable to our operating activities or results.

(c)	The increase in interest expense is primarily related to elevated borrowings under (i) our 5.20% Notes, an additional $125.0 million aggregate principal amount of which we issued in July 2020, and (ii) our 3.00% Notes issued in January 2021, partially offset by decreased interest expense relating to our Credit Facility due to the lower average balance outstanding and the lower average interest rate.
(d)	The decrease in share-based compensation is primarily related to non-recurring compensation expense in the corresponding period in 2020.
(e)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment adviser to MSC Income.

Net Investment Income

Net investment income for the six months ended June 30, 2021 increased 21% to $82.1 million, or $1.20 per share, compared to net investment income of $67.8 million, or $1.04 per share, for the corresponding period of 2020. The increase in net investment income and net investment income per share was principally attributable to the 20% increase in total investment income, partially offset by the 19% increase in total expenses, both as discussed above, and the 5% increase in weighted average shares outstanding to 68.3 million for the six months ended June 30, 2021, primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income per share includes an increase of $0.08 per share in investment income from dividend income activity considered to be less consistent or non-recurring, partially offset by (i) a decrease of $0.03 per share related to lower accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a decrease of $0.01 per share due to the increase in compensation expense primarily attributable to changes in the fair value of the deferred compensation plan assets.

Distributable Net Investment Income

Distributable net investment income for the six months ended June 30, 2021 increased 19% to $87.2 million, or $1.28 per share, compared with $73.5 million, or $1.13 per share, in the corresponding period of 2020. The increase in distributable net investment income and distributable net investment income per share was primarily due to the increased level of total investment income, partially offset by (i) the increase in total expenses, excluding share-based compensation expense, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2020, all as described above. The increase in distributable net investment income per share includes the impacts of the increase in investment income from dividend income activity considered to be less consistent or non-recurring, partially offset by a decrease in accelerated prepayment, repricing and other income activity and the increase in compensation expense attributable to the change in the fair value of the deferred compensation plan assets, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $2.3 million for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$14,729	2	$-	-	$(10,925)	1	$3,804	3
Middle Market Portfolio	(4,243)	2	6,153	1	-	-	1,910	3
Other Portfolio	(4,449)	1	777	1	-	-	(3,672)	2

Total net realized gain/(loss)	$6,037	5	$6,930	2	$(10,925)	1	$2,042	8

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $78.4 million for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized losses recognized during the current period	$3.7	$1.7	$—	$4.4		$9.8
Net unrealized appreciation relating to portfolio investments	45.8	3.4	7.7	11.7	(b)	68.6
Total net unrealized appreciation relating to portfolio investments	$49.5	$5.1	$7.7	$16.1		$78.4

(a)	LMM includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.
(b)	Other includes (i) $6.7 million of net unrealized appreciation relating to the Other Portfolio and (ii) $5.0 million of net appreciation relating to the External Investment Manager.

Income Tax Benefit (Provision)

The income tax provision for the six months ended June 30, 2021 of $10.4 million principally consisted of (i) a deferred tax provision of $9.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our wholly owned taxable subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.3 million, related to a $0.8 million provision for current U.S. federal and state income taxes and a $0.5 million provision for excise tax on our estimated undistributed taxable income. The income tax benefit for the six months ended June 30, 2020 of $15.8 million principally consisted of a deferred tax benefit of $16.0 million, partially offset by a current tax provision of $0.3 million, primarily related to a $0.4 million provision for current U.S. federal and state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the six months ended June 30, 2021 was $152.5 million, or $2.23 per share, compared with a net decrease of $128.1 million, or $1.97 per share, during the six months ended June 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the six months ended June 30, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the six months ended June 30, 2021, we realized a net increase in cash and cash equivalents of $26.9 million, which is the net result of $108.2 million of cash used in our operating activities and $135.1 million of cash provided by our financing activities.

The $108.2 million of cash used in our operating activities resulted primarily from cash uses totaling $520.7 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2020, partially offset by (i) cash proceeds totaling $335.2 million from the sales and repayments of debt investments and sales of and return on capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $34.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $42.6 million related to changes in other assets and liabilities.

The $135.1 million of cash provided by our financing activities principally consisted of (i) $300.0 million in cash proceeds from the issuance of the 3.00% Notes (ii) $52.2 million in cash proceeds from the issuance of SBIC debentures and (iii) $13.0 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, partially offset by (i) $100.0 million in net repayments on the Credit Facility, (ii) $76.2 million in cash dividends paid to stockholders, (iii) $40.0 million in repayment of SBIC debentures, (iv) $9.5 million for debt issuance costs, SBIC debenture fees and other costs, and (v) $4.5 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

Capital Resources

As of June 30, 2021, we had $58.8 million in cash and cash equivalents and $686.0 million of unused capacity under the Credit Facility, which we maintain to support our investment and operating activities. As of June 30, 2021, our net asset value totaled $1,604.8 million, or $23.42 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of June 30, 2021, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed us to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments. As of June 30, 2021, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of June 30, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of June 30, 2021) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of June 30, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of June 30, 2021, we had $169.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date of June 1, 2021 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $322.0 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2021 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is approximately 6.3 years as of June 30, 2021. During the six months ended June 30, 2021, Main Street issued $52.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to issue new SBIC debentures under the SBIC program in the future in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes due 2022”) at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2021, the outstanding principal balance of the 4.50% Notes due 2022 was $185.0 million.

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2021, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2021, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2021, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2021, the outstanding principal balance of the 3.00% Notes was $300.0 million.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of June 30, 2021, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2021, we sold 341,522 shares of our common stock at a weighted-average price of $38.14 per share and raised $13.0 million of gross proceeds under the ATM Program. Net proceeds were $12.7 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2021, 5,371,850 shares remained available for sale under the ATM Program.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2021, we had a total of $149.4 million in outstanding commitments comprised of (i) fifty-two investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2021, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
SBIC debentures	$—	$—	$16,000	$63,800	$—	$242,200	$322,000
Interest due on SBIC debentures	4,675	9,805	9,574	8,129	6,903	20,870	59,956
4.50% Notes due 2022	—	185,000	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	—	—	—	—	12,488
5.20% Notes due 2024	—	—	—	450,000	—	—	450,000
Interest due on 5.20% Notes due 2024	11,700	23,400	23,400	11,700	—	—	70,200
3.00% Notes due 2026	—	—	—	—	—	300,000	300,000
Interest due on 3.00% Notes due 2026	4,550	9,000	9,000	9,000	9,000	9,000	49,550
Operating Lease Obligation (1)	389	790	804	818	832	1,778	5,411
Total	$25,477	$236,320	$58,778	$543,447	$16,735	$573,848	$1,454,605

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of June 30, 2021, we had $169.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility was scheduled to mature in April 2026.

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At June 30, 2021, we had a receivable of $4.2 million due from the External Investment Manager, which included $3.0 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note B.9 and Note D in the notes to consolidated financial statements) and $1.3 million of dividends declared but not paid by the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income and are subject to a two-year no-call period that expires on January 27, 2023. See Recent Developments for discussion of the recent amendment and increased commitments under the Term Loan Agreement made subsequent to June 30, 2021.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which we generally refer to as Private Loan investments. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of our officers and employees (and certain of their immediate family members) made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. Additionally, we have provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing. The Private Loan Fund Loan was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of the Private Loan Fund, including each director who is not an “interested person” of the Private Loan Fund or the External Investment Manager.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2021, $14.3 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.5 million had been deferred into phantom Main Street stock units, representing 157,054 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

During August 2021, we declared regular monthly dividends of $0.210 per share for each month of October, November and December of 2021. These regular monthly dividends equal a total of $0.630 per share for the fourth quarter of 2021, representing a 2.4% increase from the regular monthly dividends paid in the fourth quarter of 2020. Including the regular monthly dividends declared for the third and fourth quarters of 2021, we will have paid $32.075 per share in cumulative dividends since our October 2007 initial public offering.

In July 2021, we amended the Term Loan Agreement with MSC Income (the “July 2021 Term Loan”) to provide for up to an additional $35.0 million of borrowings on substantially the same terms as the Term Loan Agreement, $20.0 million of which was funded at the time of closing and with up to $15.0 million available to MSC Income in two equal delayed draws until January 27, 2022. The July 2021 Term Loan was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Relating to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments.” and “Risk Factors — Risks Relating to Our Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Form 10-K for the fiscal year ended December 31, 2020 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2021, approximately 70.4% of our debt investment portfolio (at cost) bore interest at floating rates, 86.1% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 3.00% Notes, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(307)	$186	$(121)	$—
(100)	(300)	186	(114)	—
(50)	(285)	186	(99)	—
(25)	(277)	186	(91)	—
25	553	(423)	130	—
50	1,123	(845)	278	—
75	1,868	(1,268)	600	0.01
100	3,926	(1,690)	2,236	0.03
125	7,116	(2,113)	5,003	0.07
150	10,544	(2,535)	8,009	0.12

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. Except for the adoption of policies and procedures pursuant to Rule 2a-5 (as discussed in Note B.1 above), there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we issued 91,632 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2021 under the dividend reinvestment plan was approximately $3.8 million.

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

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: August 6, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ BRENT D. SMITH
Date: August 6, 2021	Brent D. Smith
Chief Financial Officer and Treasurer
(principal financial officer)
/s/ LANCE A. PARKER
Date: August 6, 2021	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)