Form 10-Q
period 2021-09-30
Main Street Capital CORP
filed 2021-11-05
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of November 4, 2021 was 69,583,191.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $988,222 and $831,490 as of September 30, 2021 and December 31, 2020, respectively)	$1,336,218	$1,113,725
Affiliate investments (cost: $505,935 and $416,479 as of September 30, 2021 and December 31, 2020, respectively)	485,139	366,301
Non‑Control/Non‑Affiliate investments (cost: $1,338,405 and $1,268,740 as of September 30, 2021 and December 31, 2020, respectively)	1,295,747	1,204,840
Total investments (cost: $2,832,562 and $2,516,709 as of September 30, 2021 and December 31, 2020, respectively)	3,117,104	2,684,866
Cash and cash equivalents	59,569	31,919
Interest receivable and other assets	51,172	49,761
Receivable for securities sold	11,467	—
Deferred financing costs (net of accumulated amortization of $9,219 and $8,477 as of September 30, 2021 and December 31, 2020, respectively)	4,460	2,818
Total assets	$3,243,772	$2,769,364
LIABILITIES
Credit facility	$200,000	$269,000
SBIC debentures (par: $350,000 and $309,800 as of September 30, 2021 and December 31, 2020, respectively)	342,435	303,972
5.20% Notes due 2024 (par: $450,000 as of both September 30, 2021 and December 31, 2020)	451,408	451,817
4.50% Notes due 2022 (par: $185,000 as of both September 30, 2021 and December 31, 2020)	184,292	183,836
3.00% Notes due 2026 (par: $300,000 as of September 30, 2021)	295,445	—
Accounts payable and other liabilities	27,904	20,833
Payable for securities purchased	5,084	—
Interest payable	15,303	8,658
Dividend payable	14,553	13,889
Deferred tax liability, net	23,041	2,592
Total liabilities	1,559,465	1,254,597
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 69,346,340 and 67,674,853 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	694	677
Additional paid‑in capital	1,675,917	1,615,940
Total undistributed (overdistributed) earnings	7,696	(101,850)
Total net assets	1,684,307	1,514,767
Total liabilities and net assets	$3,243,772	$2,769,364
NET ASSET VALUE PER SHARE	$24.27	$22.35

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$34,852	$18,558	$85,904	$57,357
Affiliate investments	12,274	8,255	34,785	23,626
Non‑Control/Non‑Affiliate investments	29,653	25,141	86,192	79,126
Total investment income	76,779	51,954	206,881	160,109
EXPENSES:
Interest	(14,711)	(12,489)	(42,914)	(36,827)
Compensation	(9,576)	(4,980)	(22,790)	(12,280)
General and administrative	(3,047)	(3,354)	(9,439)	(9,827)
Share‑based compensation	(2,869)	(2,561)	(7,961)	(8,215)
Expenses allocated to the External Investment Manager	2,728	1,892	7,680	5,340
Total expenses	(27,475)	(21,492)	(75,424)	(61,809)
NET INVESTMENT INCOME	49,304	30,462	131,457	98,300
NET REALIZED GAIN (LOSS):
Control investments	8,786	4,041	(4,459)	(15,825)
Affiliate investments	(5,147)	(172)	3,962	(407)
Non‑Control/Non‑Affiliate investments	4,666	(17,743)	11,072	(28,091)
Realized loss on extinguishment of debt	—	—	—	(534)
Total net realized gain (loss)	8,305	(13,874)	10,575	(44,857)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	20,671	7,139	65,756	(35,096)
Affiliate investments	14,285	2,406	30,518	(26,883)
Non‑Control/Non‑Affiliate investments	3,675	53,569	20,798	(56,051)
SBIC debentures	—	—	—	460
Total net unrealized appreciation (depreciation)	38,631	63,114	117,072	(117,570)
INCOME TAXES:
Federal and state income, excise and other taxes	(953)	(1,165)	(2,242)	(1,420)
Deferred taxes	(11,331)	(342)	(20,449)	15,673
Income tax benefit (provision)	(12,284)	(1,507)	(22,691)	14,253
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$83,956	$78,195	$236,413	$(49,874)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.71	$0.46	$1.92	$1.50
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.22	$1.18	$3.45	$(0.76)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	69,021,826	66,110,555	68,557,362	65,319,784

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	91,458	1	3,854	—	3,855
Share‑based compensation	—	—	2,837	—	2,837
Purchase of vested stock for employee payroll tax withholding	(851)	—	(29)	—	(29)
Dividend reinvestment	108,722	1	3,929	—	3,930
Amortization of directors’ deferred compensation	—	—	238	—	238
Issuance of restricted stock	10,383	—	—	—	—
Dividends to stockholders	—	—	93	(39,706)	(39,613)
Net decrease resulting from operations	—	—	—	(171,438)	(171,438)
Balances at March 31, 2020	64,462,649	$645	$1,523,357	$(187,832)	$1,336,170
Public offering of common stock, net of offering costs	824,968	9	26,007	—	26,016
Share‑based compensation	—	—	2,817	—	2,817
Purchase of vested stock for employee payroll tax withholding	(84,094)	(1)	(1,730)	—	(1,731)
Dividend reinvestment	146,229	1	4,158	—	4,159
Amortization of directors’ deferred compensation	—	—	224	—	224
Issuance of restricted stock, net of forfeited shares	414,053	4	(4)	—	—
Dividends to stockholders	—	—	99	(40,179)	(40,080)
Net increase resulting from operations	—	—	—	43,369	43,369
Balances at June 30, 2020	65,763,805	$658	$1,554,928	$(184,642)	$1,370,944
Public offering of common stock, net of offering costs	205,949	2	7,741	—	7,743
Share‑based compensation	—	—	2,561	—	2,561
Purchase of vested stock for employee payroll tax withholding	(1,998)	—	(7)	—	(7)
Dividend reinvestment	132,583	1	4,129	—	4,130
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock, net of forfeited shares	(6,899)	—	—	—	—
Dividends to stockholders	—	—	95	(40,674)	(40,579)
Net increase resulting from operations	—	—	—	78,195	78,195
Balances at September 30, 2020	66,093,440	$661	$1,569,642	$(147,121)	$1,423,182

Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase resulting from operations	—	—	-	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164
Public offering of common stock, net of offering costs	231,795	2	9,396	—	9,398
Share‑based compensation	—	—	2,759	—	2,759
Purchase of vested stock for employee payroll tax withholding	(114,357)	(1)	(4,464)	—	(4,465)
Dividend reinvestment	91,632	1	3,755	—	3,756
Amortization of directors’ deferred compensation	—	—	163	—	163
Issuance of restricted stock, net of forfeited shares	321,821	3	(3)	—	—
Dividends to stockholders	—	—	96	(42,140)	(42,044)
Net increase resulting from operations	—	—	—	95,110	95,110
Balances at June 30, 2021	68,531,789	$685	$1,637,583	$(33,427)	$1,604,841
Public offering of common stock, net of offering costs	772,274	8	31,812	—	31,820
Share‑based compensation	—	—	2,869	—	2,869
Purchase of vested stock for employee payroll tax withholding	(13,818)	—	(575)	—	(575)
Dividend reinvestment	95,364	1	3,984	—	3,985
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	23,036	—	—	—	—
Dividends to stockholders	—	—	97	(42,833)	(42,736)
Net increase resulting from operations	—	—	—	83,956	83,956
Balances at September 30, 2021	69,408,645	$694	$1,675,917	$7,696	$1,684,307

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$236,413	$(49,874)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(911,095)	(414,574)
Proceeds from sales and repayments of debt investments in portfolio companies	530,964	255,147
Proceeds from sales and return of capital of equity investments in portfolio companies	83,376	21,210
Net unrealized (appreciation) depreciation	(117,072)	117,570
Net realized (gain) loss	(10,575)	44,857
Accretion of unearned income	(10,972)	(8,239)
Payment-in-kind interest	(6,280)	(3,816)
Cumulative dividends	(1,296)	(1,404)
Share-based compensation expense	7,961	8,215
Amortization of deferred financing costs	2,277	1,986
Deferred tax (benefit) provision	20,449	(15,673)
Changes in other assets and liabilities:
Interest receivable and other assets	(669)	12,661
Interest payable	6,645	6,100
Accounts payable and other liabilities	7,576	(4,739)
Deferred fees and other	3,586	2,296
Net cash used in operating activities	(158,712)	(28,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	44,846	37,614
Proceeds from public offering of 5.20% Notes due 2024	-	125,000
Proceeds from public offering of 3.00% Notes due 2026	300,000	-
Dividends paid	(114,471)	(107,673)
Proceeds from issuance of SBIC debentures	80,200	35,000
Repayments of SBIC debentures	(40,000)	(42,000)
Proceeds from credit facility	645,000	292,000
Repayments on credit facility	(714,000)	(339,000)
Debt issuance premiums (costs), net	(10,166)	978
Purchases of vested stock for employee payroll tax withholding	(5,047)	(1,767)
Net cash provided by financing activities	186,362	152

Net increase (decrease) in cash and cash equivalents	27,650	(28,125)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,919	55,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,569	$27,121

Supplemental cash flow disclosures:
Interest paid	$33,898	$28,646
Taxes paid	$2,046	$2,439
Operating non-cash activities:
Value of shares issued pursuant to the DRIP	$11,440	$12,219

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	$5,015	$4,787	$4,787
				Preferred Member Units		3,200				3,200	-
				Preferred Member Units		2,427				2,427.00	4,783
				Warrants	(27)	420		8/16/2029		316	-
										10,730	9,570
ASC Interests, LLC		August 1, 2013	Recreational and Educational Shooting Facility
				Secured Debt			13.00%	7/31/2022	1,850	1,831	1,831
				Member Units		1,500				1,500	720
										3,331	2,551
ATS Workholding, LLC	(10)	March 10, 2014	Manufacturer of Machine Cutting Tools and Accessories
				Secured Debt	(14)		5.00%	8/16/2023	4,814	4,655	2,875
				Preferred Member Units		3,725,862				3,726	-
										8,381	2,875
Barfly Ventures, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt			7.00%	10/31/2024	711	711	711
				Member Units		37				1,584	1,929
										2,295	2,640
Bolder Panther Group, LLC		December 31, 2020	Consumer Goods and Fuel Retailer
				Secured Debt	(9)		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	39,000	38,671	39,000
				Class A Preferred Member Units	(8)		14.00%			10,194	10,194
				Class B Preferred Member Units	(8)	140,000	8.00%			14,000	20,310
										62,865	69,504
Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,184	8,156	8,156
				Preferred Member Units	(8)	2,950				4,280	4,280
										12,436	12,436
Bridge Capital Solutions Corporation		April 18, 2012	Financial Services and Cash Flow Solutions Provider
				Secured Debt			13.00%	12/11/2024	8,813	8,813	8,813
				Warrants	(27)	82		7/25/2026		2,132	4,060
				Secured Debt	(30)		13.00%	12/11/2024		1,000	1,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8) (30)	17,742				1,000	1,000
									12,945	14,873
Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units	(8)	1,233				1,742	2,570

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,899	27,899
			Preferred Member Units	(8) (19)	6,725	15.00% PIK			9,194	9,194
			Preferred Member Units	(8)	6,157				10,775	10,805
									47,868	47,898
CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	(8)	416				1,300	52,620

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	9,569	9,518	9,518
			Preferred Member Units		12,696				5,840	5,840
									15,358	15,358
Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	17,817	17,722	17,817
			Member Units	(8)	4,347				11,440	24,140
			Member Units	(8) (30)	1,047,146				1,322	1,430
									30,484	43,387
Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt			10.00%	1/31/2024	5,694	4,582	5,034
			Preferred Member Units	(8)	1,600				400	14,240
									4,982	19,274
Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	10,480	10,393	10,393
			Member Units	(8)	717				7,280	10,250
			Secured Debt			10.00%	12/20/2036	1,089	1,078	1,078
			Member Units	(30)	800				210	530
									18,961	22,251
CMS Minerals Investments	January 30, 2015	Oil & Gas Exploration & Production
			Member Units	(8) (30)	100				1,985	1,883

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	18,047	17,916	18,047
				Preferred Member Units	(8)	587				8,317	30,390
										26,233	48,437
Colonial Electric Company LLC		March 31, 2021	Provider of Electrical Contracting Services
				Secured Debt			12.00%	3/31/2026	24,885	24,654	24,654
				Preferred Member Units		17,280				7,680	8,460
										32,334	33,114
CompareNetworks Topco, LLC		January 29, 2019	Internet Publishing and Web Search Portals
				Secured Debt	(9)		10.00% (L+9.00%, Floor 1.00%)	1/29/2024	6,477	6,450	6,477
				Preferred Member Units	(8)	1,975				1,975	12,000
										8,425	18,477
Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(31)	38.8%				710	710

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt			5.00%	12/31/2025	8,919	8,207	8,207
				Preferred Member Units		9,000				2,610	2,610
										10,817	10,817
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	17,183	17,120	17,120
				Preferred Member Units	(8)	3,857				9,501	9,835
										26,621	26,955
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	14,855	14,799	14,799
				Preferred Stock	(8)	8,400				8,400	17,150
										23,199	31,949
Gamber-Johnson Holdings, LLC		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9) (17)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	20,638	20,638	20,638
				Member Units	(8)	9,042				17,692	55,370
										38,330	76,008
Garreco, LLC		July 15, 2013	Manufacturer and Supplier of Dental Products

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2022	4,519	4,519	4,519
				Member Units		1,200				1,200	2,210
										5,719	6,729
GRT Rubber Technologies LLC		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.10% (L+7.00%)	12/31/2023	16,775	16,775	16,775
				Member Units	(8)	5,879				13,065	44,900
										29,840	61,675
Gulf Manufacturing, LLC		August 31, 2007	Manufacturer of Specialty Fabricated Industrial Piping Products
				Member Units	(8)	438				2,980	5,640

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	257	257	257
				Secured Debt	(17) (19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,565	13,565	10,462
				Member Units		3,681				3,681	-
										17,503	10,719
Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(31)	49.3%				2,703	3,391

Harrison Hydra-Gen, Ltd.		June 4, 2010	Manufacturer of Hydraulic Generators
				Common Stock		107,456				718	3,530

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	10,800	10,727	10,800
				Preferred Stock		2,814				7,085	15,400
										17,812	26,200
Jensen Jewelers of Idaho, LLC		November 14, 2006	Retail Jewelry Store
				Secured Debt	(9)		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	2,750	2,734	2,750
				Member Units	(8)	627				811	11,260
										3,545	14,010
KBK Industries, LLC		January 23, 2006	Manufacturer of Specialty Oilfield and Industrial Products
				Member Units	(8)	325				783	13,620

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	20,415	20,313	20,313
				Member Units		581				12,240	12,240

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt			9.00%	10/31/2048	3,924	3,885	3,885
				Member Units	(8) (30)	800				992	1,210
										37,430	37,648
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,400	3,400	3,400
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	26,079	25,952	11,159
				Member Units		743,921				16,642	-
										45,994	14,559
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt			13.00%	3/31/2022	8,330	8,312	6,006
				Preferred Member Units		66,000				4,400	-
				Preferred Member Units		4,000				6,000	-
										18,712	6,006
MS Private Loan Fund I, LP	(12) (13)	January 26, 2021	Investment Partnership
				Unsecured Debt			5.00%	6/30/2022	30,291	30,291	30,291
				LP Interests	(31)	13.9%				1,000	1,000
										31,291	31,291
MSC Adviser I, LLC	(16)	November 22, 2013	Third Party Investment Advisory Services
				Member Units	(8)					29,500	128,080

MSC Income Fund Inc.	(12) (13)	January 28, 2021	Business Development Company
				Unsecured Debt			5.00%	1/28/2026	60,000	59,648	60,000

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	6,709	6,706	6,706
				Common Stock	(8)	5,873				2,720	7,170
										9,426	13,876
NAPCO Precast, LLC		January 31, 2008	Precast Concrete Manufacturing
				Member Units	(8)	2,955				2,975	13,560

Nebraska Vet AcquireCo, LLC		December 31, 2020	Mixed-Animal Veterinary and Animal Health Product Provider
				Secured Debt			12.00%	12/31/2025	10,500	10,408	10,408
				Preferred Member Units		6,500				6,500	6,500
										16,908	16,908
NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	16,443	16,390	14,750

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	86,400,000				6,880	3,280
									23,270	18,030
NRP Jones, LLC	December 22, 2011	Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt			12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	(8)	65,962				114	240
									3,603	6,200
									5,797	8,520
NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	1,600	1,600	1,600
			Secured Debt			10.50%	1/31/2025	17,240	17,223	17,240
			Preferred Member Units		406				10,200	13,500
									29,023	32,340
Orttech Holdings, LLC	July 30, 2021	Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	24,416	24,183	24,183
			Preferred Stock	(30)	11,600				11,600	11,600
									35,783	35,783
Pearl Meyer Topco LLC	April 27, 2020	Provider of Executive Compensation Consulting Services
			Secured Debt			12.00%	4/27/2025	33,674	33,416	33,674
			Member Units	(8)	13,800				13,000	21,480
									46,416	55,154
Pegasus Research Group, LLC	January 6, 2011	Provider of Telemarketing and Data Services
			Member Units		460				1,290	7,280

PPL RVs, Inc.	June 10, 2010	Recreational Vehicle Dealer
			Secured Debt	(9)		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	12,405	12,369	12,375
			Common Stock	(8)	2,000				2,150	13,690
									14,519	26,065
Principle Environmental, LLC	February 1, 2011	Noise Abatement Service Provider
			Secured Debt			13.00%	4/30/2023	6,397	6,352	6,352
			Preferred Member Units		19,631				4,600	9,580
			Common Stock		1,036				1,200	710
									12,152	16,642
Quality Lease Service, LLC	June 8, 2015	Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units		1,000				9,813	3,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
River Aggregates, LLC		March 30, 2011	Processor of Construction Aggregates
				Member Units	(8) (30)	1,500				369	3,400

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt			12.00%	8/31/2022	16,800	16,733	16,733
				Preferred Member Units		479				8,136	8,136
										24,869	24,869
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	8,720	8,658	8,658
				Common Stock	(8)	615				4,655	6,650
										13,313	15,308
UnionRock Energy Fund II, LP	(12) (13)	June 15, 2020	Investment Partnership
				LP Interests	(31)	49.6%				4,048	6,455

Vision Interests, Inc.		June 5, 2007	Manufacturer / Installer of Commercial Signage
				Secured Debt			13.00%	9/30/2022	2,028	2,028	2,028
				Series A Preferred Stock		3,000,000				3,000	3,000
										5,028	5,028
Ziegler’s NYPD, LLC		October 1, 2008	Casual Restaurant Group
				Secured Debt			12.00%	10/1/2022	625	625	625
				Secured Debt			6.50%	10/1/2022	1,000	1,000	1,000
				Secured Debt			14.00%	10/1/2022	2,750	2,750	2,750
				Preferred Member Units		10,072				2,834	2,130
				Warrants	(27)	587		10/1/2025		600	-
										7,809	6,505
OMi Topco, LLC		April 1, 2008	Manufacturer of Overhead Cranes
				Secured Debt			12.00%	8/31/2026	18,000	17,824	18,000
				Preferred Member Units	(8)	900				1,080	20,210
										18,904	38,210
Subtotal Control Investments (79.3% of net assets at fair value)										$988,222	$1,336,218

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$9,995	$9,799	$9,708
				Common Stock		593,928				3,148	2,110
				Warrants	(27)	554,353		12/11/2025		-	1,970
										12,947	13,788
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	231	231	231
				Preferred Member Units	(8)	186				1,200	7,380
										1,431	7,611
ATX Networks Corp.	(11)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,667	7,092	7,092
				Unsecured Debt	(19)		10.00% PIK	9/1/2028	3,067	1,963	1,963
				Common Stock		583				-	-
										9,055	9,055
BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9) (17)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	3,748
				Preferred Stock (non-voting)	(8) (14) (19)		15.00% PIK			162	-
				Member Units		800,000				800	-
										5,762	3,748
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Secured Debt			10.00%	2/28/2027	320	320	320
				Member Units	(8)	2,160,000				2,256	4,830
										2,576	5,150
Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund V, LP)	(31)	15.8%				1,000	1,000

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,491	19,491	14,370
				Preferred Member Units	(14) (19)	6	6.00% PIK			4,770	-
										24,261	14,370
CAI Software LLC		October 10, 2014	Provider of Specialized

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	66,601	66,261	66,601
				Member Units	(8)	77,960				174	12,590
										66,435	79,191
Chandler Signs Holdings, LLC	(10)	January 4, 2016	Sign Manufacturer
				Class A Units		1,500,000				1,500	650

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	1,400	1,400	1,400
				Secured Debt			8.00%	3/12/2025	19,274	19,130	19,274
				Preferred Member Units	(8)	154				5,760	13,620
										26,290	34,294
Congruent Credit Opportunities Funds	(12) (13)	January 24, 2012	Investment Partnership
				LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	17.4%				10,700	10,403

Dos Rios Partners	(12) (13)	April 25, 2013	Investment Partnership
				LP Interests (Dos Rios Partners, LP)	(31)	20.2%				6,605	9,984
				LP Interests (Dos Rios Partners - A, LP)	(31)	6.4%				2,097	3,170
										8,702	13,154
Dos Rios Stone Products LLC	(10)	June 27, 2016	Limestone and Sandstone Dimension Cut Stone Mining Quarries
				Class A Preferred Units	(30)	2,000,000				2,000	909

EIG Fund Investments	(12) (13)	November 6, 2015	Investment Partnership
				LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11.1%				595	474

Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport Financial SBIC Fund LP)	(31)	9.3%				5,974	6,133
				LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	6.0%				7,629	7,231
										13,603	13,364
GFG Group, LLC.		March 31, 2021	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt			12.00%	3/31/2026	12,545	12,431	12,431

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Preferred Member Units	(8)	226				4,900	6,990
										17,331	19,421
Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(31)	8.2%				3,193	4,183

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	12/2/2023	2,585	2,585	2,585
				Secured Debt			9.00%	12/2/2023	18,400	18,391	18,400
				Preferred Member Units	(8)	226				2,850	13,160
				Preferred Member Units	(30)	226				150	690
										23,976	34,835
Houston Plating and Coatings, LLC		January 8, 2003	Provider of Plating and Industrial Coating Services
				Unsecured Convertible Debt			8.00%	5/1/2022	3,000	3,000	2,900
				Member Units	(8)	322,297				2,352	3,460
										5,352	6,360
I-45 SLF LLC	(12) (13)	October 20, 2015	Investment Partnership
				Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8) (31)	20.0%				19,000	15,002

Iron-Main Investments, LLC		August 3, 2021	Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
				Secured Debt			13.00%	8/1/2026	4,600	4,555	4,555
				Secured Debt			12.50%	9/1/2026	3,200	3,168	3,168
				Common Stock		102,738				1,027	1,027
										8,750	8,750
L.F. Manufacturing Holdings, LLC	(10)	December 23, 2013	Manufacturer of Fiberglass Products
				Preferred Member Units (non-voting)	(8) (19)		14.00% PIK			103	103
				Member Units		2,179,001				2,019	2,100
										2,122	2,203
OnAsset Intelligence, Inc.		April 18, 2011	Provider of Transportation Monitoring / Tracking Products and Services
				Secured Debt	(19)		12.00% PIK	12/31/2022	7,987	7,987	7,987
				Unsecured Debt	(19)		10.00% PIK	12/31/2022	187	187	187
				Preferred Stock	(14) (19)	912	7.00% PIK			1,981	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Common Stock		635				830	-
				Warrants	(27)	4,699		5/10/2023		1,089	-
										12,074	8,174
Oneliance, LLC		August 6, 2021	Construction Cleaning Company
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	5,600	5,545	5,545
				Preferred Stock		1,056				1,056	1,056
										6,601	6,601
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		January 8, 2013	Provider of Rigsite Accommodation Unit Rentals and Related Services
				Secured Debt	(14) (32)		12.00%	1/8/2018	30,369	29,865	-
				Preferred Member Units		250				2,500	-
										32,365	-
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			10.25%	8/31/2023	63,600	63,472	63,600
				Preferred Member Units	(8)	157				1,218	10,420
										64,690	74,020
Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			13.00%	9/13/2023	5,320	5,239	5,320
				Common Stock		70,000				700	1,510
				Warrants	(27)	18,084		9/13/2028		181	400
										6,120	7,230
Sonic Systems International, LLC	(10)	August 20, 2021	Nuclear Power Staffing Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	11,982	11,747	11,747
				Common Stock		7,866				1,070	1,070
										12,817	12,817
Superior Rigging & Erecting Co.		August 31, 2020	Provider of Steel Erecting, Crane Rental & Rigging Services
				Secured Debt			12.00%	8/31/2025	21,500	21,323	21,323
				Preferred Member Units		1,571				4,500	4,500
										25,823	25,823
The Affiliati Network, LLC		August 9, 2021	Performance Marketing Solutions
				Secured Debt			10.00%	8/9/2026		381	381
				Secured Debt			11.83%	8/9/2026		13,623	13,623
				Preferred Stock		1,280,000				6,400	6,400
										20,404	20,404
UniTek Global Services, Inc.	(11)	April 15, 2011	Provider of Outsourced Infrastructure Services
				Secured Debt	(9) (19)		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	2,376	2,362	2,214
				Secured Convertible Debt	(19)		15.00% PIK	2/20/2025	1,197	1,197	2,163
				Preferred Stock	(8) (19)	1,133,102	20.00% PIK			1,671	2,833
				Preferred Stock	(14) (19)	1,521,122	20.00% PIK			2,188	1,112

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Preferred Stock	(14) (19)	2,281,682	19.00% PIK			3,667	-
				Common Stock		945,507				-	-
				Preferred Stock	(14) (19)	4,336,866	13.50% PIK			7,924	-
										19,009	8,322
Universal Wellhead Services Holdings, LLC	(10)	October 30, 2014	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
				Preferred Member Units	(14) (19) (30)	716,949	14.00% PIK			1,032	-
				Member Units	(30)	4,000,000				4,000	-
										5,032	-
Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	17,434	17,434	17,434
				Unsecured Convertible Debt			8.00%	11/16/2023	409	409	409
				Preferred Member Units		4,876,670				14,000	5,990
				Warrants	(27)	1,831,355		1/26/2025		2,576	-
										34,419	23,833
Subtotal Affiliate Investments (28.8% of net assets at fair value)										$505,935	$485,139

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	November 2, 2020	Interior Subcontractor Providing Acoustical Walls and Ceilings
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$12,246	$12,134	$12,242
				Secured Debt	(9)		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	850	840	840
										12,974	13,082
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	4,920	4,842	4,885

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	23,437	22,992	23,583

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2025	12,045	11,863	12,045

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9) (17)		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	2,980	2,980	1,138
				Secured Debt	(9) (14) (17)		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	14,370	13,706	5,487
										16,686	6,625
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	13,603	13,537	13,603

Arrow International, Inc	(10)	December 21, 2020	Manufacturer and Distributor of Charitable Gaming Supplies
				Secured Debt	(9) (23)		9.18% (L+7.93%, Floor 1.25%)	12/21/2025	22,500	22,291	22,307

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	8/31/2023	5,117	5,074	5,111
				Secured Debt	(19)		13.75% PIK	12/1/2023	2,342	2,323	2,342
										7,397	7,453
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	4,676	4,654	4,676

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Preferred Member Units	(8) (19) (30)	122,416	16.00% PIK			162	162
				Preferred Member Units	(14) (19) (30)	1,548,387	8.00% PIK			1,671	1,963
										6,487	6,801
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,899	1,896	1,899

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/10/2023	12,387	12,328	12,387
				Member Units		1,050,000				1,050	730
										13,378	13,117
Bluestem Brands, Inc.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,357	5,357	5,335
				Common Stock	(8)	723,184				1	1,350
										5,358	6,685
Brainworks Software, LLC	(10)	August 12, 2014	Advertising Sales and Newspaper Circulation Software
				Secured Debt	(9) (14) (17)		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	4,201

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	1.6%				7,200	4,178
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	0.6%				4,350	4,499
										11,550	8,677
Burning Glass Intermediate Holding Company, Inc.	(10)	June 14, 2021	Provider of Skills-Based Labor Market Analytics
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	20,134	19,756	19,756

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (7.50% Cash, 2.00% PIK) (2.00% PIK + L+6.50%, Floor 1.00%)	11/14/2023	28,554	28,391	26,464

Camin Cargo Control, Inc.	(11)	June 14, 2021	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	16,000	15,848	15,920

Central Security Group, Inc.	(11)	December 4, 2017	Security Alarm Monitoring Service Provider
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,839	6,839	6,600
				Common Stock		329,084				1,481	1,399
										8,320	7,999
Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Common Stock		322,907				6,183	2,664

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,801	2,661

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,776	2,776	28

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,700	7,637	7,700

Computer Data Source, LLC	(10)	August 6, 2021	Third Party Maintenance Provider to the Data Center Ecosystem
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	21,100	20,632	20,632

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	(8)	861,618				3,335	10,580

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
				Secured Debt			5.12% (L+5.00%)	7/2/2026	22,891	22,143	22,992

Darr Equipment LP	(10)	April 15, 2014	Heavy Equipment Dealer
				Secured Debt	(19)		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	6,004	6,004	5,622
				Warrants	(29)	915,734		12/23/2023		474	-
										6,478	5,622
DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,247	8,871
				Class AA Preferred	(8) (19)		10.00% PIK			1,024	1,024

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Member Units (non-voting)
				Class A Preferred Member Units	(14) (19)	776,316	8.00% PIK			776	440
										11,047	10,335
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (4.75% Cash, 7.75% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,751	5,702	5,506

Eastern Wholesale Fence LLC	(10)	November 19, 2020	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
				Secured Debt	(9)		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	19,961	19,630	19,850

EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	0.1%				3,745	1,516
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	0.4%				2,097	777
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	0.1%				4,130	2,254
				LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	0.1%				8,862	8,571
				LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	0.8%				6,712	2,837
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	0.2%				6,975	6,285
										32,521	22,240
EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,910	6,832	5,955

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt	(9) (33)		8.99% (L+7.99%, Floor 1.00%)	1/2/2026	5,400	5,298	5,365

Fortna Acquisition Co., Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt			5.08% (L+5.00%)	4/8/2025	7,615	7,534	7,551

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt			12.00%	6/28/2024	1,810	1,810	1,672
				Common Stock		10,429				256	-
										2,066	1,672
GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt			5.33% (L+5.25%)	12/19/2025	11,138	11,063	11,083

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	18,534	18,432	18,589

Grupo Hima San Pablo, Inc.	(11)	March 7, 2013	Tertiary Care Hospitals
				Secured Debt	(9) (14) (17)		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	2,363
				Secured Debt	(14) (17)		13.75%	10/15/2018	2,055	2,040	49
										6,544	2,412
GS HVAM Intermediate, LLC	(10)	October 18, 2019	Specialized Food Distributor
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	13,015	12,933	13,015

GS Operating, LLC	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	25,592	25,243	25,592

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,457	3,422	3,064

Heartland Dental, LLC	(10)	September 9, 2020	Dental Support Organization
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,813	14,454	14,887

HOWLCO LLC	(11) (13) (21)	August 19, 2021	Provider of Accounting and Business Development Software to Real Estate End Markets
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/23/2026	25,610	25,610	25,610

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			8.00%	3/29/2023	7,844	7,790	7,790

Hybrid Promotions, LLC	(10)	June 30, 2021	Wholesaler of Licensed, Branded and Private Label Apparel
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,088	6,951	6,951

IG Parent Corporation	(11)	July 30, 2021	Software Engineering
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	9,615	9,438	9,438

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,749	18,495	17,639

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.15% PIK (L+6.00% PIK)	12/22/2022	6,563	6,563	6,563
				Secured Debt	(19)		6.00% PIK	11/20/2023	17,620	16,449	16,449
				Preferred Stock (non-voting)	(14) (19)		6.00% PIK			3,235	4,095
				Preferred Stock (non-voting)						-	-
				Member Units		1,558,333				1,558	-
										27,805	27,107
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	19,483	19,048	19,048
				Preferred Member Units	(8) (19) (30)	144	10.00% PIK			118	162
				Preferred Member Units	(8) (19) (30)	80	20.00% PIK			79	97
				Member Units	(30)	900				900	730
										20,145	20,037
Inn of the Mountain Gods Resort and Casino	(11)	October 30, 2013	Hotel & Casino Owner & Operator
				Secured Debt			9.25%	11/30/2023	6,677	6,677	6,444

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,313	7,234	6,306

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,680	20,608	20,693

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,770	17,602	17,770

INW Manufacturing, LLC	(11)	May 19, 2021	Manufacturer of Nutrition and Wellness Products
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,453	7,242	7,304

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,261	5,237	4,406

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	10/14/2021	3,901	3,901	3,193

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,966	3,748
				Common Stock		472,579				4,429	855
										8,395	4,603
Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2024	16,265	16,042	16,265
				Common Stock		903,225				1,395	5,230
										17,437	21,495
Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt	(9)		8.25% (L+7.50%, Floor 0.75%)	11/13/2025	31,688	30,974	31,641

Kore Wireless Group Inc.	(11) (13)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.63% (L+5.50%)	12/20/2024	18,993	18,920	18,969

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (17)		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	2,180	2,180	2,071
				Member Units	(30)	2,828				353	4
										2,533	2,075
Laredo Energy, LLC	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	9,771

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.13% (L+5.00%)	5/9/2026	14,663	14,491	14,589

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	(31)	2.3%				1,746	3,302

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,481	17,337	17,481

LLFlex, LLC	(10)	August 16, 2021	Provider of Metal-Based Laminates
				Secured Debt	(9)		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,500	4,401	4,401

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	25,991	24,657	24,724

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units		3				125	25

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	10,687	10,593	9,138

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,475	13,276	13,475
				Member Units		4,872				687	880
										13,963	14,355
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.38% (L+4.75%, Floor 0.625%)	12/22/2025	17,080	16,991	17,080
				Preferred Stock	(19)		13.75% (4.50% Cash, 9.25% PIK)			1,901	1,901
										18,892	18,981
Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt	(9)		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	17,812	17,468	17,687

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	9,955	9,800	9,955

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,546	17,781

NBG Acquisition Inc	(11)	April 28, 2017	Wholesaler of Home Décor Products
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,015	3,986	3,449

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	17,625	17,344	17,600

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.38% (4.88% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	24,499	24,416	22,487

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,622	4,622	4,576

NWN Corporation	(10)	May 7, 2021	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	41,138	40,209	40,209

Ospemifene Royalty Sub LLC	(10)	July 8, 2013	Estrogen-Deficiency Drug Manufacturer and Distributor
				Secured Debt	(14)		11.50%	11/15/2026	4,694	4,694	115

Project Eagle Holdings, LLC	(10)	July 6, 2020	Provider of Secure Business Collaboration Software
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	7/6/2026	29,813	29,184	29,510

PT Network, LLC	(10)	November 1, 2013	Provider of Outpatient Physical Therapy and Sports Medicine Services
				Secured Debt	(9) (19)		8.50% (6.50% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,668	8,668	8,668

RA Outdoors LLC	(10)	April 8, 2021	Software Solutions Provider for Outdoor Activity Management

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	19,422	19,232	19,232

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,176	19,816	19,989

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Member Units		2,779				46	29
				Warrants	(26)	187,161		10/20/2025		425	-
										471	29
Roof Opco, LLC	(10)	August 27, 2021	Residential Re-Roofing/Repair
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	2,800	2,699	2,699

RTIC Subsidiary Holdings, LLC	(10)	September 1, 2020	Direct-To-Consumer eCommerce Provider of Outdoor Products
				Secured Debt	(9)		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	18,303	18,098	18,302

Rug Doctor, LLC.	(10)	July 16, 2021	Carpet Cleaning Products and Machinery
				Secured Debt	(9) (19)		7.25% (6.25% Cash, 1.00% PIK) (1.00% PIK + L+5.25%, Floor 1.00%)	5/16/2022	9,367	9,220	9,220

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	7,501	7,496	5,312

Savers, Inc.	(11)	May 14, 2021	For-Profit Thrift Retailer
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	4/26/2028	12,900	12,777	13,061

Staples Canada ULC	(10) (13) (21)	September 14, 2017	Office Supplies Retailer
				Secured Debt	(9) (22)		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	16,764	16,674	16,230

Student Resource Center, LLC	(10)	June 25, 2021	Higher Education Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	11,250	11,021	11,021

Team Public Choices, LLC	(11)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	18,147	17,735	18,147

Tectonic Financial, LLC		May 15, 2017	Financial Services Organization

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Common Stock	(8)	200,000				2,000	4,180

Tex Tech Tennis, LLC	(10)	July 7, 2021	Sporting Goods & Textiles
				Common Stock	(30)	1,000,000				1,000	1,000

Time Manufacturing Acquisition LLC	(11)	February 24, 2021	Manufacturer and Distributor of Utility Equipment
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	2/3/2023	1,476	1,473	1,481

U.S. TelePacific Corp.	(11)	May 17, 2017	Provider of Communications and Managed Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	17,088	16,966	14,247

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	37,281	36,474	36,974

Veregy Consolidated, Inc.	(11)	November 9, 2020	Energy Service Company
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	15,893	14,753	15,972

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.08% (L+6.00%)	10/1/2026	17,344	17,149	16,000

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Preferred Stock		70,207				767	1,430

Wahoo Fitness Acquisition L.L.C.	(11)	August 17, 2021	Fitness Training Equipment Provider
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	8/12/2028	15,000	14,556	14,700

Wall Street Prep, Inc.	(10)	July 19, 2021	Financial Training Services
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	4,373	4,280	4,280
				Common Stock		400,000				400	400
										4,680	4,680
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,034	12,961	12,578

Zilliant Incorporated		June 15, 2012	Price Optimization and Margin Management Solutions
				Preferred Stock		186,777				154	260
				Warrants	(28)	952,500		6/15/2022		1,071	1,290
										1,225	1,550
Short-term portfolio investments	(34) (35)
										34,377	34,341

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Subtotal Non-Control/Non-Affiliate Investments (76.9% of net assets at fair value)								$1,338,405	$1,295,747
Total Portfolio Investments, September 30, 2021 (185.1% of net assets at fair value)								$2,832,562	$3,117,104

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2021. As noted in this schedule, 70% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.08%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(Unaudited)

(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $20.6 million Canadian Dollars and receive $16.3 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized depreciation on the forward foreign currency contract is $0.1 million as of September 30, 2021.

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

(33)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.99% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(34)	Short-term portfolio investments. See Note C for a description of short-term portfolio investments.
(35)

Short-term portfolio investments bear interest at index based floating interest rates which range from LIBOR plus 2.75% to LIBOR plus 4.75%, with LIBOR floors which range from 0% to 0.75% (with a weighted average LIBOR floor of approximately 0.14%), and with resulting interest rates which range from of 2.83% to 4.83% as of September 30, 2021.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8) (30)	17,742				1,000	1,000
									12,533	13,621

Café Brazil, LLC	April 20, 2004	Casual Restaurant Group
			Member Units	(8)	1,233				1,742	2,030

California Splendor Holdings LLC	March 30, 2018	Processor of Frozen Fruits
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/30/2023	8,100	8,014	8,043
			Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,854	27,789
			Preferred Member Units	(8)	6,725				8,255	8,255
			Preferred Member Units	(8)	6,157				10,775	6,241
									54,898	50,328

CBT Nuggets, LLC	June 1, 2006	Produces and Sells IT Training Certification Videos
			Member Units	(8)	416				1,300	46,080

Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	11,628	11,549	11,549
			Preferred Member Units		12,696				5,840	6,160
									17,389	17,709

Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	15,212	15,136	15,212
			Member Units	(8)	4,347				11,440	28,070
			Member Units	(8) (30)	1,047,146				1,322	1,270
									27,898	44,552

Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Unsecured Debt	(19)		10.00% (8.67% Cash, 1.33% PIK)	1/31/2024	9,388	7,641	8,475
			Secured Debt			15.00%	6/5/2022	669	669	669
			Preferred Member Units	(8)	1,600				400	10,520
									8,710	19,664

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	10,880	10,853	10,853
			Member Units	(8)	717				7,280	8,610
			Secured Debt	(30)		10.00%	12/20/2036	1,111	1,100	1,100
			Member Units	(30)	800				210	530
									19,443	21,093

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
EnCap Energy Fund Investments	(12) (13)	December 28, 2010	Investment Partnership
				LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(31)	0.1%				3,813	959
				LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	0.4%				2,097	465
				LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	0.1%				4,366	1,291
				LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	0.1%				8,720	6,426
				LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (31)	0.8%				6,706	2,546
				LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	0.2%				6,982	5,793
										32,684	17,480

Encino Acquisition Partners Holdings, Inc.	(11)	November 16, 2018	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,932	8,297

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,854	5,799

Fortna, Inc.	(10)	July 23, 2019	Process, Physical Distribution and Logistics Consulting Services
				Secured Debt			5.15% (L+5.00%)	4/8/2025	7,673	7,553	7,486

Fuse, LLC	(11)	June 30, 2019	Cable Networks Operator
				Secured Debt			12.00%	6/28/2024	1,810	1,810	1,472
				Common Stock		10,429				256	-
										2,066	1,472

GeoStabilization International (GSI)	(11)	December 31, 2018	Geohazard Engineering Services & Maintenance
				Secured Debt			5.40% (L+5.25%)	12/19/2025	11,224	11,137	11,196

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	17,113	16,988	16,976

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Klein Hersh, LLC	(10)	November 13, 2020	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
				Secured Debt	(9)		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	35,000	34,098	34,098

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.75% (L+5.50%)	12/20/2024	19,090	19,003	18,828

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (19)		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	2,185	2,185	983
				Member Units	(30)	2,828				353	113
										2,538	1,096

Laredo Energy, LLC	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	14,813	14,623	14,368

LKCM Headwater Investments I, L.P.	(12) (13)	January 25, 2013	Investment Partnership
				LP Interests	(31)	2.3%				1,746	3,524

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	16,504	16,337	16,504

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	26,131	24,550	24,171

Looking Glass Investments, LLC	(12) (13)	July 1, 2015	Specialty Consumer Finance
				Member Units		3				125	25

LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	9,206	9,206	9,177

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	11,152	10,983	9,535

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,369	13,521

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan (as defined in Note C) investments, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and financial position as of September 30, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more

LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 43 LMM portfolio companies for the nine months ended September 30, 2021, representing approximately 70% of the total LMM portfolio at fair value as of September 30, 2021, and on a total of 40 LMM portfolio companies for the nine months ended September 30, 2020, representing approximately 64% of the total LMM portfolio at fair value as of September 30, 2020. Excluding its investments in LMM portfolio companies that, as of September 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the nine months ended September 30, 2021 and 2020 was 74% and 69% of the total LMM portfolio at fair value as of September 30, 2021 and 2020, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 91% and 90% of the Middle Market portfolio investments as of September 30, 2021 and December 31, 2020, respectively), Main Street has not consulted with or received an assurance certification from its independent financial advisory services firm in connection with determining the fair value of its Middle Market investments.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 31 Private Loan portfolio companies for the nine months ended September 30, 2021, representing approximately 57% of the total Private Loan portfolio at fair value as of September 30, 2021, and on a total of 31 Private Loan portfolio companies for the nine months ended September 30, 2020, representing approximately 53% of the total Private Loan portfolio at fair value as of September 30, 2020. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the nine months ended

September 30, 2021 and 2020 was 75% and 71% of the total Private Loan portfolio at fair value as of September 30, 2021 and 2020, respectively.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 6.2% and 3.6% of Main Street’s Investment Portfolio at fair value as of September 30, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board’s valuation designee. Main Street adopted the Valuation Procedures effective April 1, 2021. Main Street believes its Investment Portfolio as of September 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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

At September 30, 2021, cash balances totaling $56.8 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of September 30, 2021, Main Street’s total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 0.9% of its fair value and 3.5% of its cost. As of December 31, 2020, Main Street’s total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the three months ended September 30, 2021 and 2020, (i) approximately 2.1% and 3.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2021 and 2020, (i) approximately 3.0% and 3.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$50,468	$42,138	$139,882	$128,587
Dividend income	23,012	8,106	59,328	23,942
Fee income	3,299	1,710	7,671	7,580
Total interest, fee and dividend income	$76,779	$51,954	$206,881	$160,109

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2021 and 2020, approximately 1.8% and 3.3%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2021 and 2020, approximately 2.1% and 2.1%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30,

2021. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

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

As of September 30, 2021 and December 31, 2020, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, Main Street’s private loan (“Private Loan”) portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, Main Street held several short-term portfolio investments consisting primarily of investments in secured debt investments and independently rated debt investments. The fair value determination for these investments consisted of available observable inputs in non-active markets sufficient to determine the fair value of these investments. As a result, all of Main Street’s short-term portfolio investments were categorized as Level 2 as of September 30, 2021. Main Street did not hold any short-term portfolio investments as of December 31, 2020.

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

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2021 and December 31, 2020:

	Fair Value as of
	September 30,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$977,015	Discounted cash flow	WACC	9.3% - 20.6%	13.9%	14.9%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	6.8x	6.0x
Debt investments	$1,722,560	Discounted cash flow	Risk adjusted discount factor	6.1% - 16.0%(2)	10.1%	10.0%
			Expected principal recovery percentage	0.0% - 100.0%	100.0%	100.0%
Debt investments	$383,188	Market approach	Third‑party quote	38.2 - 101.3	96.1	98.0
Total Level 3 investments	$3,082,763

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 4.4% - 36.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$877,732	Discounted cash flow	WACC	9.4% - 21.0%	14.3%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,339,079	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.3%(2)	10.6%	10.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$468,055	Market approach	Third‑party quote	45.0 - 100.3	94.7	96.5
Total Level 3 investments	$2,684,866

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.4% - 29.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine-month periods ended September 30, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(528,158)	$814,863	$13,279	$2,115	$(3,485)	$2,105,748
Equity	866,734	—	(64,335)	48,181	(2,826)	115,774	5,767	969,295
Equity Warrant	10,998	—	—	—	(1,940)	944	(2,282)	7,720
	$2,684,866	$—	$(592,493)	$863,044	$8,513	$118,833	$—	$3,082,763

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(299,726)	$367,944	$49,393	$(88,706)	$(12,268)	$1,799,212
Equity	809,538	—	(25,304)	50,535	(4,047)	(65,837)	12,268	777,153
Equity Warrant	10,211	—	(1,165)	—	1,165	(1,931)	—	8,280
	$2,602,324	$—	$(326,195)	$418,479	$46,511	$(156,474)	$—	$2,584,645

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

At September 30, 2021 and December 31, 2020, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At September 30, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,494,109	$—	$—	$1,494,109
Middle Market portfolio investments	420,941	—	—	420,941
Private Loan portfolio investments	845,961	—	—	845,961
Other Portfolio investments	193,672	—	—	193,672
External Investment Manager	128,080	—	—	128,080
Short-term portfolio investments	34,341	—	34,341	—
Total investments	$3,117,104	$—	$34,341	$3,082,763

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,285,524	$—	$—	$1,285,524
Middle Market portfolio investments	445,609	—	—	445,609
Private Loan portfolio investments	740,370	—	—	740,370
Other Portfolio investments	96,603	—	—	96,603
External Investment Manager	116,760	—	—	116,760
Total investments	$2,684,866	$—	$—	$2,684,866

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

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager for the three months ended September 30, 2021 and 2020 of $2.7 million and $1.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 of $7.7 million and $5.3 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2021 and 2020, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, all of which are discussed further below):

	As of September 30, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	38	69
Fair value	$1,494.1	$420.9	$846.0
Cost	$1,245.3	$456.7	$865.5
Debt investments as a % of portfolio (at cost)	69.4%	93.1%	94.5%
Equity investments as a % of portfolio (at cost)	30.6%	6.9%	5.5%
% of debt investments at cost secured by first priority lien	98.8%	97.2%	97.9%
Weighted-average annual effective yield (b)	11.2%	7.4%	8.4%
Average EBITDA (c)	$5.7	$77.5	$47.3

(a)	At September 30, 2021, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on the Company’s debt portfolio as of September 30, 2021 including debt investments on non-accrual status was 10.4% for its LMM portfolio, 7.1% for its Middle Market portfolio and 8.1% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	70	42	63
Fair value	$1,285.5	$445.6	$740.4
Cost	$1,104.6	$488.9	$769.0
Debt investments as a % of portfolio (at cost)	65.8%	93.0%	93.8%
Equity investments as a % of portfolio (at cost)	34.2%	7.0%	6.2%
% of debt investments at cost secured by first priority lien	98.1%	92.4%	95.4%
Weighted-average annual effective yield (b)	11.6%	7.9%	8.7%
Average EBITDA (c)	$5.3	$76.5	$58.1

(a)	At December 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on the Company’s debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 10.4% for its LMM portfolio, 7.9% for its Middle

Market portfolio and 8.4% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s expenses or any sales load paid by an investor.
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

For the three months ended September 30, 2021 and 2020, Main Street achieved an annualized total return on investments of 18.0% and 16.5%, respectively. For the nine months ended September 30, 2021 and 2020, Main Street achieved an annualized total return on investments of 16.9% and an annualized total loss on investments of 0.1%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s expenses or any sales load paid by an investor.

As of September 30, 2021, Main Street had Other Portfolio investments in fourteen companies, collectively totaling approximately $193.7 million in fair value and approximately $201.1 million in cost basis and which comprised approximately 6.2% and 7.1% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% and 5.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.

As of September 30, 2021, Main Street had short-term portfolio investments in eight companies, collectively totaling approximately $34.3 million in fair value and approximately $34.4 million in cost basis and which comprised approximately 1.1% and 1.2% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, Main Street held no short-term investments.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of September 30, 2021, this investment had a fair value of approximately $128.1 million and a cost basis of $29.5 million, which comprised approximately 4.1% and 1.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, this investment had a fair value of approximately $116.8 million and a cost basis of $29.5 million, which comprised approximately 4.3% and 1.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, all of which are discussed above).

Cost:	September 30, 2021	December 31, 2020
First lien debt	80.5%	77.0%
Equity	17.6%	19.0%
Second lien debt	1.1%	2.7%
Equity warrants	0.3%	0.5%
Other	0.5%	0.8%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
First lien debt	71.6%	70.0%
Equity	26.7%	26.4%
Second lien debt	1.0%	2.4%
Equity warrants	0.3%	0.4%
Other	0.4%	0.8%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2021	December 31, 2020
Southwest	24.1%	24.3%
Northeast	24.0%	22.6%
West	20.9%	21.0%
Midwest	14.7%	18.2%
Southeast	14.4%	12.8%
Canada	1.9%	1.1%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
Southwest	24.9%	24.7%
Northeast	23.3%	21.7%
West	21.4%	21.4%
Midwest	15.9%	19.7%
Southeast	12.8%	11.5%
Canada	1.7%	1.0%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	September 30, 2021	December 31, 2020
Construction & Engineering	7.0%	6.0%
Machinery	6.9%	6.4%
Internet Software & Services	6.9%	5.2%
Leisure Equipment & Products	5.5%	4.2%
Commercial Services & Supplies	5.1%	4.7%
Software	5.0%	4.4%
Professional Services	4.9%	5.1%
Health Care Providers & Services	4.6%	5.1%
Energy Equipment & Services	4.5%	4.5%
Specialty Retail	4.3%	3.1%
IT Services	3.7%	4.0%
Diversified Telecommunication Services	3.1%	2.6%
Communications Equipment	3.0%	3.3%
Containers & Packaging	2.7%	1.6%
Food Products	2.4%	2.6%
Tobacco	2.4%	2.2%
Oil, Gas & Consumable Fuels	2.2%	3.2%
Building Products	2.2%	1.4%
Aerospace & Defense	2.0%	5.9%
Diversified Financial Services	2.0%	2.1%
Hotels, Restaurants & Leisure	1.9%	2.6%
Diversified Consumer Services	1.8%	1.0%
Media	1.7%	2.1%
Distributors	1.7%	2.1%
Electronic Equipment, Instruments & Components	1.6%	1.9%
Computers & Peripherals	1.5%	1.5%
Life Sciences Tools & Services	1.2%	1.4%
Household Durables	1.2%	1.3%
Trading Companies & Distributors	1.0%	1.2%
Food & Staples Retailing	1.0%	1.0%
Transportation Infrastructure	0.5%	1.0%
Other (1)	4.5%	5.3%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2021	December 31, 2020
Machinery	8.3%	8.1%
Construction & Engineering	6.9%	6.1%
Internet Software & Services	6.0%	4.5%
Software	5.4%	4.6%
Leisure Equipment & Products	5.2%	4.0%
Commercial Services & Supplies	4.9%	4.5%
Specialty Retail	4.8%	3.4%
Diversified Consumer Services	4.3%	3.0%
Health Care Providers & Services	4.2%	5.2%
Professional Services	4.0%	4.0%
IT Services	3.6%	3.8%
Energy Equipment & Services	3.1%	3.0%
Diversified Telecommunication Services	2.8%	2.0%
Computers & Peripherals	2.8%	2.9%
Containers & Packaging	2.8%	1.7%
Tobacco	2.5%	2.1%
Communications Equipment	2.3%	2.7%
Diversified Financial Services	2.2%	2.3%
Building Products	2.2%	1.4%
Food Products	2.2%	2.2%
Media	2.1%	2.5%
Distributors	1.9%	2.1%
Aerospace & Defense	1.8%	5.7%
Oil, Gas & Consumable Fuels	1.8%	2.7%
Hotels, Restaurants & Leisure	1.4%	2.0%
Construction Materials	1.2%	1.4%
Life Sciences Tools & Services	1.1%	1.4%
Household Durables	1.1%	1.3%
Trading Companies & Distributors	0.9%	1.2%
Electronic Equipment, Instruments & Components	0.9%	1.3%
Transportation Infrastructure	0.5%	1.0%
Other (1)	4.8%	5.9%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At September 30, 2021 and December 31, 2020, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

As of September 30, 2021 and December 31, 2020, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

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

As described more fully in Note L – Related Party Transactions, the External Investment Manager launched a new private fund, MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”), in December 2020. The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

During the three months ended September 30, 2021 and 2020, the External Investment Manager earned $4.6 million and $2.3 million, respectively, in base management fee income. During the three months ended September 30, 2021, incentive fee income earned was not significant, while no incentive fee income was earned in the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, the External Investment Manager earned $12.7 million and $7.2 million, respectively, in base management fee income. During the nine months ended September 30, 2021, an insignificant amount of incentive fee income was earned, while no incentive fee income was earned in the nine months ended September 30, 2020.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended September 30, 2021 and 2020, Main Street allocated $2.7 million and $1.9 million of total expenses, respectively, to the External Investment Manager. For the nine months ended September 30, 2021 and 2020, Main Street allocated $7.7 million and $5.3 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2021 and 2020, the total contribution to Main Street’s net investment income was $4.2 million and $2.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the total contribution to Main Street’s net investment income was $11.6 million and $6.7 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 is as follows:

	As of	As of
	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Cash	$53	$—
Accounts receivable—advisory clients	4,638	3,520
Total assets	$4,691	$3,520
Accounts payable to MSCC and its subsidiaries	$3,232	$2,423
Dividend payable to MSCC and its subsidiaries	1,459	1,097
Equity	—	—
Total liabilities and equity	$4,691	$3,520

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fee income	$4,592	$2,338	$12,707	$7,160
Incentive fees	19	—	19	—
Total revenues	4,611	2,338	12,726	7,160
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(2,278)	(1,206)	(6,394)	(3,393)
Other G&A expenses	(450)	(686)	(1,286)	(1,947)
Total allocated expenses	(2,728)	(1,892)	(7,680)	(5,340)
Pre‑tax income	1,883	446	5,046	1,820
Tax expense	(424)	(108)	(1,138)	(426)
Net income	$1,459	$338	$3,908	$1,394

NOTE E—DEBT

Summary of debt as of September 30, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$350,000	$(7,565)	$342,435	$333,954
Credit Facility	200,000	—	200,000	200,000
4.50% Notes due in 2022	185,000	(708)	184,292	192,639
5.20% Notes due 2024	450,000	1,408	451,408	489,155
3.00% Notes due 2026	300,000	(4,555)	295,445	306,897
Total Debt	$1,485,000	$(11,420)	$1,473,580	$1,522,645

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$309,800	$(5,828)	$303,972	$309,907
Credit Facility	269,000	—	269,000	269,000
4.50% Notes due 2022	185,000	(1,164)	183,836	194,938
5.20% Notes due 2024	450,000	1,817	451,817	488,102
Total Debt	$1,213,800	$(5,175)	$1,208,625	$1,261,947

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summarized interest expense for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SBIC Debentures	$2,704	$2,977	$8,002	$8,981
Credit Facility	1,574	1,942	3,948	7,305
4.50% Notes Due 2022	2,233	2,233	6,699	6,699
5.20% Notes Due 2024	5,713	5,337	17,141	13,842
3.00% Notes due in 2026	2,487	—	7,124	—
Total Interest Expense	$14,711	$12,489	$42,914	$36,827

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million and $309.8 million at September 30, 2021 and December 31, 2020, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the nine months ended September 30, 2021, Main Street issued $80.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% and 3.4% as of September 30, 2021 and December 31, 2020, respectively. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of September 30, 2021 was approximately 6.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of September 30, 2021, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.3 million that was net of unamortized debt issuance costs of $3.7 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.2 million that was net of unamortized debt issuance costs of $3.8 million.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of September 30, 2021, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed Main Street to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

As of September 30, 2021, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of the most recent reset date for the period ended September 30, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of September 30, 2021) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of September 30, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.

As of September 30, 2021, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% for each of the three months ended September 30, 2021 and 2020, and 2.0% and 2.7% for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, Main Street was in compliance with all financial covenants of the Credit Facility.

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

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2021, Main Street was in compliance with these covenants.

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

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2021, Main Street was in compliance with these covenants.

3.00% Notes due 2026

In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million. The 3.00% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. Main Street may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. See Note M for discussion of the recent issuance of an additional $200.0 million of the 3.00% Notes in October 2021.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of September 30, 2021, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2021	2020
NAV at the beginning of the period	$22.35	$23.91
Net investment income(1)	1.92	1.50
Net realized gain (loss) (1)(2)	0.15	(0.69)
Net unrealized appreciation (depreciation)(1)(2)	1.71	(1.80)
Income tax benefit (provision)(1)(2)	(0.33)	0.23
Net increase (decrease) in net assets resulting from operations(1)	3.45	(0.76)
Dividends paid	(1.85)	(1.85)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.26	0.21
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.07
Other(3)	0.01	(0.06)
NAV at the end of the period	$24.27	$21.52
Market value at the end of the period	$41.10	$29.57
Shares outstanding at the end of the period	69,408,645	66,138,440

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
NAV at end of period	$1,684,307	$1,423,182
Average NAV	$1,586,020	$1,416,672
Average outstanding debt	$1,264,680	$1,136,300
Ratio of total expenses, including income tax expense, to average NAV (1) (2)	6.19%	3.36%
Ratio of operating expenses to average NAV (2) (3)	4.76%	4.36%
Ratio of operating expenses, excluding interest expense, to average NAV (2) (3)	2.05%	1.76%
Ratio of net investment income to average NAV (2)	8.29%	6.94%
Portfolio turnover ratio (2)	20.69%	10.96%
Total investment return (2) (4)	33.57%	(27.31)%
Total return based on change in NAV (2) (5)	15.61%	(3.25)%

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
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $7.7 million.
(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return is based on change in net asset value as calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays monthly dividends to its stockholders. Future monthly dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.205 per share, totaling $42.3 million, or $0.615 per share, for the three months ended September 30, 2021, and $126.2 million, or $1.845 per share, for the nine months ended September 30, 2021 compared to aggregate regular monthly dividends of approximately $40.6 million, or $0.615 per share, for the three months ended September 30, 2020, and $120.2 million or $1.845 for the nine months ended September 30, 2020.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$236,413	$(49,874)
Book-tax difference from share-based compensation expense	(5,436)	2,710
Net unrealized (appreciation) depreciation	(117,072)	117,570
Income tax provision (benefit)	22,691	(14,253)
Pre-tax book (income) loss not consolidated for tax purposes	(35,701)	2,413
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	6,027	53,521
Estimated taxable income (1)	106,922	112,087
Taxable income earned in prior year and carried forward for distribution in current year	24,350	29,107
Taxable income earned prior to period end and carried forward for distribution next period	(18,959)	(34,189)
Dividend payable as of period end and paid in the following period	14,553	13,554
Total distributions accrued or paid to common stockholders	$126,866	$120,559

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax expense (benefit):
Federal	$(239)	$46	$(99)	$123
State	1,056	692	1,712	200
Excise	136	427	629	1,097
Total current tax expense (benefit)	953	1,165	2,242	1,420
Deferred tax expense (benefit):
Federal	7,989	(147)	15,284	(14,998)
State	3,342	489	5,165	(675)
Total deferred tax expense (benefit)	11,331	342	20,449	(15,673)

Total income tax provision (benefit)	$12,284	$1,507	$22,691	$(14,253)

The net deferred tax liability at September 30, 2021 and December 31, 2020 was $23.0 million and $2.6 million, respectively, primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At September 30, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2028 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which Main Street will utilize any loss carryforwards generated before December 31, 2017 may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2021, Main Street sold 1,111,194 shares of its common stock at a weighted-average price of $40.59 per share and raised $45.1 million of gross proceeds under the ATM Program. Net proceeds were $44.5 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2021, 4,602,178 shares remained available for sale under the ATM Program.

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

Summarized DRIP information for the nine months ended September 30, 2021 and 2020 is as follows:

	September 30,
	2021	2020

	($ in millions)
DRIP participation	$11.4	$12.2
Shares issued for DRIP	293,647	387,534

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2021.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Nine months ended September 30, 2021	(332,718)
Restricted stock available for issuance as of September 30, 2021	1,183,956

As of September 30, 2021, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Nine months ended September 30, 2021	(4,949)
Restricted stock available for issuance as of September 30, 2021	251,702

For the three months ended September 30, 2021 and 2020, Main Street recognized total share-based compensation expense of $2.9 million and $2.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2021 and 2020, Main Street recognized total share-based compensation expense of $8.0 million and $8.2 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of September 30, 2021, there was $17.1 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years as of September 30, 2021.

NOTE K—COMMITMENTS AND CONTINGENCIES

At September 30, 2021, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Fund III, LP	$8,117

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$230
EnCap Energy Capital Fund X, L.P.	772
EnCap Flatrock Midstream Fund II, L.P.	4,586
EnCap Flatrock Midstream Fund III, L.P.	410
$5,998

MS Private Loan Fund I, LP	$9,000

EIG Fund Investments	$3,701

Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund V, LP	4,000
$7,000

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	4,032
$5,407

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$819

HPEP 3, L.P.	$1,555

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Total Equity Commitments	$45,197

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:	Amount

MS Private Loan Fund I, LP	$19,709
MSC Income Fund Inc.	15,000
NWN Corporation	8,760
SI East, LLC	7,500
Adams Publishing Group, LLC	5,000
Bolder Panther Group, LLC	5,000
Pearl Meyer Topco LLC	5,000
MB2 Dental Solutions, LLC	4,874
Roof Opco, LLC	3,889
Computer Data Source, LLC	2,900
Classic H&G Holdco, LLC	2,600
Superior Rigging & Erecting Co.	2,500
Klein Hersh, LLC	2,500
Nebraska Vet AcquireCo, LLC	2,500
IG Parent Corporation	2,500
Burning Glass Intermediate Holding Company, Inc.	2,323
Evergreen North America Acquisitions, LLC	2,317
RTIC Subsidiary Holdings, LLC	2,055
Fortna, Inc.	2,027
Lynx FBO Operating LLC	1,875
Mako Steel, LP	1,866
The Affiliati Network, LLC	1,600
Colonial Electric Company LLC	1,600
Market Force Information, LLC	1,600
Cody Pools, Inc.	1,600
Chamberlin Holding LLC	1,600
Direct Marketing Solutions, Inc.	1,600
Trantech Radiator Topco, LLC	1,600
GS HVAM Intermediate, LLC	1,591
GRT Rubber Technologies LLC	1,340
RA Outdoors LLC	1,278
PPL RVs, Inc.	1,250
Project Eagle Holdings, LLC	1,250
Invincible Boat Company, LLC.	1,080
CompareNetworks Topco, LLC	1,000
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
PT Network, LLC	658
Hawk Ridge Systems, LLC	615
Orttech Holdings, LLC	584
ASC Interests, LLC	500
Jensen Jewelers of Idaho, LLC	500
Clickbooth.com, LLC	457
Wall Street Prep, Inc.	400
HW Temps LLC	400
American Nuts, LLC	281
Dynamic Communities, LLC	250
Arcus Hunting LLC	193
Eastern Wholesale Fence LLC	96
Acousti Engineering Company of Florida	53

Total Loan Commitments	$129,931

Total Commitments	$175,128

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of September 30, 2021.

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

Total operating lease cost incurred by Main Street for each of the three months ended September 30, 2021 and 2020 was $0.2 million and for each of the nine months ended September 30, 2021 and 2020 was $0.5 million. As of September 30, 2021, the asset related to the operating lease was $4.0 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $4.7 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of September 30, 2021, the remaining lease term was 6.3 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of September 30, 2021 (in thousands):

For the Years Ended December 31,	Amount
2021	$194
2022	790
2023	804
2024	818
2025	832
Thereafter	1,779
Total	$5,217

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At September 30, 2021, Main Street had a receivable of approximately $4.7 million due from the External Investment Manager, which included (i) approximately $3.2 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $1.5 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was terminated.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that invests in debt investments in middle market companies generally with EBITDA between $7.5 million and $50 million and generally owned by a private equity sponsor, which Main Street generally refers to as Private Loan investments. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of September 30, 2021, Main Street has funded approximately $1.0 million of its limited partner commitment and Main Street’s unfunded commitment was approximately $9.0 million.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 (the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $50.0 million. Borrowings under the Private Loan Fund Loan bear interest at a fixed rate of 5.00% per annum and will mature on the earlier of June 30, 2022 and the date of the Private Loan Fund’s final closing. The Private Loan Fund Loan was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of the Private Loan Fund, including each director who is not an “interested person” of Private Loan Fund or the External Investment Manager. As of September 30, 2021, there were $30.3 million of borrowings outstanding under the Private Loan Fund Loan.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2021, $14.6 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.6 million had been deferred into phantom Main Street stock units, representing 159,369 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

In October 2021, Main Street issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%, resulting in an effective interest rate of 2.60%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $203.5 million. Main Street used the proceeds from this debt issuance to repay outstanding borrowings under its Credit Facility, providing significant additional liquidity for its ongoing investment activities and to facilitate future availability for the repayment of its existing 4.50% Notes due 2022.

In November 2021, Main Street declared a supplemental cash dividend of $0.10 per share payable in December 2021. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2021 of $0.210 per share for each of October, November and December 2021.

During November 2021, Main Street declared regular monthly dividends of $0.215 per share for each month of January, February and March of 2022. These regular monthly dividends equal a total of $0.645 per share for the first quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the first quarter of 2021. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2021 and first quarter of 2022, Main Street will have paid $32.820 per share in cumulative dividends since its October 2007 initial public offering.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

September 30, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	$-	$(3,200)	$-	$3,200	$-	$3,200	$-
	Preferred Member Units	(8)	-	2,356	-	-	4,783	-	4,783
	Warrants	(8)	-	(10)	-	10	-	10	-
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	520	4,873	134	220	4,787
Café Brazil, LLC	Member Units	(8)	-	540	470	2,030	540	-	2,570
California Splendor Holdings LLC	Preferred Member Units	(9)	-	4,564	188	6,241	4,564	-	10,805
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	36	2,579	35,832	196	8,129	27,899
	15.00% PIK Preferred Member Units	(9)	-	-	939	8,255	939	-	9,194
Clad-Rex Steel, LLC	Member Units	(5)	-	-	-	530	-	-	530
	Member Units	(5)	-	1,640	2,181	8,610	1,640	-	10,250
	10.00% Secured Debt	(5)	-	-	83	1,100	-	22	1,078
	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	878	10,853	-	460	10,393
CMS Minerals Investments	Member Units	(9)	-	453	22	1,624	454	195	1,883
Cody Pools, Inc.	Preferred Member Units	(8)	-	15,450	1,602	14,940	15,450	-	30,390
	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	6	1,400	14,216	8,000	4,169	18,047
Datacom, LLC	8.00% Secured Debt	(8)	(1,800)	185	-	1,615	185	1,800	-
	Preferred Member Units	(8)	(1,294)	1,294	-	-	1,294	1,294	-
	Preferred Member Units	(8)	(6,030)	6,030	-	-	6,030	6,030	-
	10.50% PIK Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,476	-
	Preferred Member Units	(8)	-	-	-	-	2,610	-	2,610
	5.00% Secured Debt	(8)	-	-	564	-	8,288	81	8,207
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(2,230)	672	19,380	-	2,230	17,150
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	1,401	15,006	28	235	14,799
Gamber-Johnson Holdings, LLC	Member Units	(5)	-	32	3,744	52,490	2,880	-	55,370
	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(31)	1,435	19,838	830	30	20,638
GRT Rubber Technologies LLC	Member Units	(8)	-	-	3,636	44,900	-	-	44,900
	7.10% (L+7.00%) Secured Debt	(8)	-	-	904	16,775	-	-	16,775
Jensen Jewelers of Idaho, LLC	Member Units	(9)	-	3,640	1,264	7,620	3,640	-	11,260
	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(10)	244	3,400	10	660	2,750
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	50	75	1,160	50	-	1,210
	Member Units	(5)	-	-	-	12,240	-	-	12,240
	11.50% Secured Debt	(5)	-	-	1,915	22,269	44	2,000	20,313
	9.00% Secured Debt	(5)	-	-	266	3,909	-	24	3,885
Market Force Information, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	282	1,600	1,800	-	3,400
	12.00% PIK Secured Debt	(9)	-	(2,403)	-	13,562	-	2,403	11,159
MH Corbin Holding LLC	Preferred Member Units	(5)	-	(2,370)	-	2,370	-	2,370	-

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	13.00% Secured Debt	(5)	-	(2,059)	854	8,280	25	2,299	6,006
MSC Adviser I, LLC	Member Units	(8)	-	11,320	3,908	116,760	11,320	-	128,080
Mystic Logistics Holdings, LLC	Common Stock	(6)	-	(1,820)	548	8,990	-	1,820	7,170
	12.00% Secured Debt	(6)	-	-	622	6,723	7	24	6,706
OMi Holdings, Inc.	Preferred Member Units	(8)	-	(170)	1,330	20,380	-	170	20,210
	12.00% Secured Debt	(8)	-	176	550	-	18,000	-	18,000
PPL RVs, Inc.	Common Stock	(8)	-	2,190	805	11,500	2,190	-	13,690
	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(21)	708	11,806	790	221	12,375
Principle Environmental, LLC	Warrants	(8)	-	330	-	870	330	1,200	-
	Common Stock	(8)	-	(490)	-	-	1,200	490	710
	Preferred Member Units	(8)	-	(920)	-	10,500	-	920	9,580
	13.00% Secured Debt	(8)	-	(62)	649	6,397	18	63	6,352
Quality Lease Service, LLC	Member Units	(7)	-	(180)	-	4,460	-	1,430	3,030
Trantech Radiator Topco, LLC	Common Stock	(7)	-	620	87	6,030	620	-	6,650
	12.00% Secured Debt	(7)	-	-	811	8,644	14	-	8,658
Ziegler’s NYPD, LLC	Preferred Member Units	(8)	-	350	-	1,780	350	-	2,130
	12.00% Secured Debt	(8)	-	-	57	625	-	-	625
	14.00% Secured Debt	(8)	-	-	292	2,750	-	-	2,750
	6.50% Secured Debt	(8)	-	21	49	979	21	-	1,000
Other controlled investments
2717 MH, L.P.	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	250	-	250	-
	LP Interests (2717 MH, L.P.)	(8)	-	585	-	2,702	689	-	3,391
ASC Interests, LLC	Member Units	(8)	-	(400)	-	1,120	-	400	720
	13.00% Secured Debt	(8)	-	-	193	1,715	116	-	1,831
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(304)	-	3,347	-	472	2,875
Barfly Ventures, LLC	Member Units	(5)	-	346	-	1,584	346	-	1,930
	7.00% Secured Debt	(5)	-	-	58	343	367	-	710
Bolder Panther Group, LLC	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	329	2,582	27,225	11,775	-	39,000
	14.00% Class A Preferred Member Units	(9)	-	-	1,067	10,194	-	-	10,194
	8.00% Class B Preferred Member Units	(9)	-	6,310	2,087	14,000	6,310	-	20,310
	9.50% (L+8.00%, Floor 1.50%) Secured Debt	(9)	-	-	36	-	500	500	-
Bond-Coat, Inc.	Common Stock	(8)	(2,320)	4,310	-	2,040	4,310	6,350	-
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(1,570)	397	5,850	-	1,570	4,280
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	708	8,513	15	372	8,156
Bridge Capital Solutions Corporation	Preferred Member Units	(6)	-	-	75	1,000	-	-	1,000
	Warrants	(6)	-	840	-	3,220	840	-	4,060
	13.00% Secured Debt	(6)	-	-	100	998	2	-	1,000
	13.00% Secured Debt	(6)	-	-	1,279	8,403	410	-	8,813
CBT Nuggets, LLC	Member Units	(9)	-	6,540	1,901	46,080	6,540	-	52,620
Centre Technologies Holdings, LLC	Preferred Member Units	(8)	-	(320)	90	6,160	-	320	5,840
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	969	11,549	28	2,059	9,518
Chamberlin Holding LLC	Member Units	(8)	-	160	51	1,270	160	-	1,430
	Member Units	(8)	-	(3,930)	3,707	28,070	-	3,930	24,140
	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	18	1,117	15,212	4,000	1,395	17,817
Charps, LLC	Preferred Member Units	(5)	-	3,720	2,120	10,520	3,720	-	14,240
	10.00% Unsecured Debt	(5)	-	(382)	846	8,475	282	3,723	5,034
	15.00%	(5)	-	-	4	669	-	669	-

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Colonial Electric Company LLC	Preferred Member Units	(6)	-	780	200	-	8,460	-	8,460
	12.00% Secured Debt	(6)	-	-	1,938	-	24,969	315	24,654
CompareNetworks Topco, LLC	Preferred Member Units	(9)	-	5,220	316	6,780	5,220	-	12,000
	10.00% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(16)	609	7,954	15	1,492	6,477
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Digital Products Holdings LLC	Preferred Member Units	(5)	-	-	150	9,835	-	-	9,835
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,494	18,077	33	990	17,120
Garreco, LLC	Member Units	(8)	-	800	-	1,410	800	-	2,210
	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	308	4,519	-	-	4,519
Gulf Manufacturing, LLC	Member Units	(8)	-	1,130	1,210	4,510	1,130	-	5,640
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	17	250	14	7	257
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(2,012)	1,065	12,044	849	2,431	10,462
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(1,920)	-	5,450	-	1,920	3,530
J&J Services, Inc.	Preferred Stock	(7)	-	2,720	-	12,680	2,720	-	15,400
	11.50% Secured Debt	(7)	-	(30)	1,084	12,800	30	2,030	10,800
KBK Industries, LLC	Member Units	(5)	-	420	456	13,200	420	-	13,620
MS Private Loan Fund	LP Interests	(8)	-	-	-	-	1,000	-	1,000
	5.00% Unsecured Debt	(8)	-	-	642	-	33,866	3,575	30,291
MSC Income Fund Inc.	5.00% Unsecured Debt	(8)	-	352	1,603	-	60,000	-	60,000
NAPCO Precast, LLC	Member Units	(8)	-	(2,540)	1,823	16,100	-	2,540	13,560
Nebraska Vet AcquireCo, LLC (NVS)	Preferred Member Units	(5)	-	-	-	6,500	-	-	6,500
	12.00% Secured Debt	(5)	-	-	979	10,395	13	-	10,408
NexRev LLC	Preferred Member Units	(8)	-	1,810	60	1,470	1,810	-	3,280
	11.00% Secured Debt	(8)	-	(1,351)	1,417	16,727	28	2,005	14,750
NRI Clinical Research, LLC	Member Units	(9)	8,786	(4,835)	2,805	5,600	-	5,600	-
	Warrants	(9)	-	(1,238)	-	1,490	-	1,490	-
	9.00% Secured Debt	(9)	-	(48)	380	5,620	48	5,668	-
NRP Jones, LLC	Member Units	(5)	-	3,619	(45)	2,821	3,619	-	6,440
	12.00% Secured Debt	(5)	-	-	189	2,080	-	-	2,080
NuStep, LLC	Preferred Member Units	(5)	-	2,720	-	10,780	2,720	-	13,500
	10.50% Secured Debt	(5)	-	17	1,507	17,193	47	-	17,240
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	25	-	2,000	400	1,600
Orttech Holdings, LLC	Preferred Stock	(5)	-	-	-	-	12,600	1,000	11,600
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	767	-	24,183	-	24,183
Pearl Meyer Topco LLC	Member Units	(6)	-	5,539	1,949	15,940	5,540	-	21,480
	12.00% Secured Debt	(6)	-	258	3,223	37,202	310	3,838	33,674
Pegasus Research Group, LLC	Member Units	(8)	-	(1,550)	-	8,830	-	1,550	7,280
River Aggregates, LLC	Member Units	(8)	-	160	125	3,240	160	-	3,400
Tedder Industries, LLC	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
	12.00% Secured Debt	(9)	-	-	1,486	16,301	2,032	1,600	16,733
UnionRock Energy Fund II, LP	LP Interests	(9)	-	2,407	-	2,894	3,781	220	6,455
Vision Interests, Inc.	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
	13.00% Secured Debt	(9)	-	-	200	2,028	-	-	2,028
Other

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control investments			$(4,459)	$65,756	$85,904	$1,113,725	$340,046	$117,553	$1,336,218
Affiliate Investments
AAC Holdings, Inc.	Common Stock	(7)	$-	$(1,038)	$-	$3,148	$-	$1,038	$2,110
	Warrants	(7)	-	(968)	-	2,938	-	968	1,970
	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	-	(89)	1,329	9,187	744	223	9,708
AFG Capital Group, LLC	Preferred Member Units	(8)	-	1,570	200	5,810	1,570	-	7,380
	10.00% Secured Debt	(8)	-	-	26	491	-	260	231
ATX Networks Corp.	10.00% PIK Unsecured Debt	(6)	-	-	-	-	1,963	-	1,963
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	-	-	-	7,092	-	7,092
	8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%) Secured Debt	(6)	(4,528)	1,133	-	12,263	1,521	13,784	-
BBB Tank Services, LLC	Member Units	(8)	-	(280)	-	280	-	280	-
	12.00% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	(1,000)	464	4,722	27	1,001	3,748
	15.00% PIK Preferred Stock (non-voting)	(8)	-	(162)	11	151	11	162	-
Boccella Precast Products LLC	Member Units	(6)	-	(1,210)	379	6,040	-	1,210	4,830
	10.00% Secured Debt	(6)	-	-	1	-	320	-	320
Brightwood Capital Fund Investments - Fund V	LP Interests (Brightwood Capital Fund V, LP)	(6)	-	-	-	-	1,000	-	1,000
Buca C, LLC	10.25% (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	1,264	14,256	487	373	14,370
CAI Software LLC	Member Units	(6)	-	7,321	1,900	7,190	7,321	1,921	12,590
	12.50% Secured Debt	(6)	-	(1)	5,547	47,474	23,601	4,474	66,601
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(810)	-	1,460	-	810	650
Charlotte Russe, Inc	Common Stock	(9)	(3,141)	3,141	-	-	3,141	3,141	-
Classic H&G Holdings, LLC	Preferred Member Units	(6)	-	4,110	820	9,510	4,110	-	13,620
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(6)	-	-	26	-	1,400	-	1,400
	8.00% Secured Debt	(6)	-	(73)	1,807	24,800	73	5,599	19,274
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund II, LP)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	(96)	583	11,540	-	1,137	10,403
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	378	1,782	379	2,161	-
Dos Rios Partners	LP Interests (Dos Rios Partners - A, LP)	(8)	-	1,450	-	1,720	1,450	-	3,170
	LP Interests (Dos Rios Partners, LP)	(8)	-	4,567	-	5,417	4,567	-	9,984
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(340)	-	1,250	-	340	910
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	(80)	180	100	300	180	480	-
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	9	92	35	526	125	177	474
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	869	-	5,264	869	-	6,133
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	66	613	10,321	66	3,156	7,231
GFG Group, LLC.	Preferred Member Units	(5)	-	2,090	460	-	6,990	-	6,990
	12.00% Secured Debt	(5)	-	-	1,211	-	15,631	3,200	12,431

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Hawk Ridge Systems, LLC	Preferred Member Units	(9)	-	270	-	420	270	-	690
	Preferred Member Units	(9)	-	5,130	691	8,030	5,130	-	13,160
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(9)	-	-	23	-	2,585	-	2,585
	9.00% Secured Debt	(9)	-	(25)	1,366	18,400	25	25	18,400
Houston Plating and Coatings, LLC	Member Units	(8)	-	(1,620)	180	5,080	-	1,620	3,460
	8.00% Unsecured Convertible Debt	(8)	-	-	182	2,900	-	-	2,900
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	803	-	3,258	1,177	252	4,183
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	-	413	1,386	15,787	1,215	2,000	15,002
Iron-Main Investments, LLC	Common Stock	(5)	-	-	-	-	1,027	-	1,027
	12.50% Secured Debt	(5)	-	-	98	-	3,168	-	3,168
	13.00% Secured Debt	(5)	-	-	191	-	4,555	-	4,555
L.F. Manufacturing Holdings, LLC	Member Units	(8)	-	50	-	2,050	50	-	2,100
	14.00% PIK Preferred Member Units (non-voting)	(8)	-	-	10	93	10	-	103
Meisler Operating LLC	Common Stock	(5)	17,048	(7,414)	-	16,010	-	16,010	-
OnAsset Intelligence, Inc.	Common Stock	(8)	-	(830)	-	-	830	830	-
	Warrants	(8)	-	830	-	-	830	830	-
	10.00% PIK Unsecured Debt	(8)	-	-	6	64	129	6	187
	12.00% PIK Secured Debt	(8)	-	-	685	7,301	686	-	7,987
Oneliance, LLC	Preferred Stock	(7)	-	-	-	-	1,056	-	1,056
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	162	-	5,545	-	5,545
PCI Holding Company, Inc.	Preferred Stock	(9)	-	(203)	2,852	4,130	-	4,130	-
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(694)	-	-	-	-	-	-
SI East, LLC (Stavig)	Preferred Member Units	(7)	-	5,422	2,102	9,780	5,422	4,782	10,420
	10.25% Secured Debt	(7)	-	(74)	2,332	32,962	34,500	3,862	63,600
Slick Innovations, LLC	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
	13.00% Secured Debt	(6)	-	(33)	545	5,720	33	433	5,320
Sonic Systems International, LLC	Common Stock	(8)	-	-	26	-	1,070	-	1,070
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	111	-	11,747	-	11,747
Superior Rigging & Erecting Co.	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
	12.00% Secured Debt	(7)	-	-	1,982	21,298	25	-	21,323
The Affiliati Network, LLC	Preferred Stock	(9)	-	-	-	-	6,400	-	6,400
	10.00% Secured Debt	(9)	-	-	2	-	381	-	381
	11.83% Secured Debt	(9)	-	-	421	-	13,862	239	13,623
UniTek Global Services, Inc.	15.00% PIK Secured Convertible Debt	(6)	-	966	105	-	2,249	87	2,162
	20.00% PIK Preferred Stock	(6)	-	737	-	375	737	-	1,112
	20.00% PIK Preferred Stock	(6)	-	(230)	230	2,833	230	230	2,833
	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	114	183	2,425	243	454	2,214
Volusion, LLC	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
	11.50% Secured Debt	(8)	-	991	1,736	19,243	991	2,800	17,434
	8.00% Unsecured Convertible Debt	(8)	-	118	24	291	118	-	409
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	(12,263)	-	-	-
Total Affiliate investments			$3,962	$30,518	$34,785	$366,301	$195,509	$88,934	$485,139

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $297,953. This represented 22.3% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $41,535. This represented 8.6% of net assets as of September 30, 2021.
(6)	Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $117,017. This represented 8.8% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $144,241. This represented 29.7% of net assets as of September 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $44,538. This represented 3.3% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $134,602. This represented 27.7% of net assets as of September 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $573,437. This represented 42.9% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $109,522. This represented 22.6% of net assets as of September 30, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $303,273. This represented 22.7% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $55,239. This represented 11.4% of net assets as of September 30, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

(12)	Investment has an unfunded commitment as of September 30, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

September 30, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(410)	$38	$2,440	$—	$410	$2,030
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	(40)	826	7,104	18,200	5,840	19,464
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	2,490	27,801	39	65	27,775
	Preferred Member Units	(9)	—	—	818	7,163	818	1	7,980
	Preferred Member Units	(9)	—	(1,141)	188	7,382	—	1,141	6,241
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	49	897	10,781	66	—	10,847
	Member Units	(5)	—	(1,020)	317	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	(11)	85	1,137	—	30	1,107
	Member Units	(5)	—	—	—	460	—	—	460
CMS Minerals Investments	Member Units	(9)	—	(69)	—	1,900	—	203	1,697
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	143	1,320	—	16,000	400	15,600
	Preferred Member Units	(8)	—	3,523	58	—	11,840	—	11,840
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	826	8,288	2,019	910	9,397
	Preferred Member Units	(9)	—	2,350	—	3,010	2,350	—	5,360
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	(18)	1,464	15,707	36	653	15,090
	Preferred Stock	(9)	—	(140)	—	20,200	—	140	20,060
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	—	(26)	1,303	19,022	1,626	810	19,838
	Member Units	(5)	—	(170)	3,054	53,410	—	170	53,240
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	988	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,020)	2,593	47,450	—	2,020	45,430
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	—	—	12,776	12,776	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	993	993	—
	Preferred Stock	(9)	(1,140)	1,140	—	—	1,140	1,140	—
	Common Stock	(9)	(2,849)	2,983	—	—	2,849	2,849	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	—	(4,640)	—	9,560	100	4,640	5,020
IDX Broker, LLC	11.00% Secured Debt	(9)	—	(42)	711	13,400	42	13,442	—
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	—	15,040	—
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(56)	324	4,000	10	356	3,654
	Member Units	(9)	—	(1,000)	236	8,270	—	1,000	7,270
Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	—	—	2,247	24,982	1,414	2,947	23,449
	Member Units	(5)	—	(90)	—	12,240	—	90	12,150
	9.00% Secured Debt	(5)	—	—	268	3,939	—	22	3,917
	Member Units	(5)	—	—	68	1,160	—	—	1,160
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	—	(11,612)	242	22,621	2,795	11,704	13,712
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	78	2,695	1,091	2,886	900
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—
MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(76)	888	8,890	24	316	8,598
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(1,810)	—	4,770	—	1,810	2,960
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	148	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	256	119	3,644	256	3,900	—
	Member Units	(9)	(1)	(1,000)	1	—	101	101	—
	9.50% Secured Debt	(9)	—	—	30	701	19	720	—
	Member Units	(9)	—	(959)	20	1,640	709	959	1,390
MSC Adviser I, LLC	Member Units	(8)	—	(3,440)	1,394	74,520	—	3,440	71,080
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	—	—	605	6,253	988	520	6,721
	Common Stock	(6)	—	1,760	—	8,410	1,760	—	10,170
OMi Holdings, Inc.	Common Stock	(8)	—	2,480	543	16,950	2,480	—	19,430
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	—	—	2,243	—	34,676	—	34,676
	Member Units	(6)	—	—	269	—	13,800	800	13,000

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
PPL RVs, Inc.	LIBOR Plus 8.75% PIK (Floor 0.50%)	(8)	—	—	964	12,118	149	500	11,767
	Common Stock	(8)	—	1,210	—	9,930	1,210	—	11,140
Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)	13.00% Secured Debt	(8)	—	50	658	6,397	—	—	6,397
	Preferred Member Units	(8)	—	(2,160)	—	13,390	—	2,160	11,230
	Warrants	(8)	—	(160)	—	1,090	—	160	930
Quality Lease Service, LLC	Member Units	(7)	—	(4,880)	—	9,289	301	4,880	4,710
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	—	69	832	9,102	86	480	8,708
	Common Stock	(7)	—	3,115	87	4,655	3,115	1	7,769
Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	201	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(630)	—	4,089	—	630	3,459
	Common Stock	(9)	(3,586)	3,296	—	409	3,296	3,705	—
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	—	(21)	49	1,000	—	21	979
	12.00% Secured Debt	(8)	—	—	57	625	—	—	625
	14.00% Secured Debt	(8)	—	(35)	293	2,750	—	35	2,715
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	(130)	—	1,269	—	130	1,139
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	—	(2,449)	38	6,387	—	2,449	3,938
	Preferred Member Units	(5)	—	—	—	(284)	—	—	(284)
	Member Units	(5)	—	—	—	—	—	—	—
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	546	5,210	55	340	4,925
	Preferred Member Units	(8)	—	—	—	3,200	—	—	3,200
	Warrants	(8)	—	34	—	316	34	—	350
ASC Interests, LLC	13.00% Secured Debt	(8)	—	—	176	1,639	—	28	1,611
	Member Units	(8)	—	(240)	—	1,290	—	240	1,050
ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(1,230)	282	4,521	136	1,250	3,407
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—
Bond-Coat, Inc.	15.00% Secured Debt	(8)	—	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(4,990)	—	8,300	—	4,990	3,310
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	767	8,989	15	372	8,632
	Preferred Member Units	(9)	—	1,330	90	4,280	1,330	—	5,610
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	1,316	7,797	443	—	8,240
	Warrants	(6)	—	(500)	—	3,500	—	500	3,000
	13.00% Secured Debt	(6)	—	—	101	996	2	—	998
	Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(5,120)	954	50,850	—	5,120	45,730
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	1,114	12,136	19	459	11,696
	Preferred Member Units	(8)	—	220	90	5,840	220	—	6,060
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	—	(35)	1,551	17,773	35	1,835	15,973
	Member Units	(8)	—	3,960	2,915	24,040	3,960	—	28,000
	Member Units	(8)	—	(530)	51	1,450	—	530	920
Charps, LLC	15.00% Secured Debt	(5)	—	—	223	2,000	—	154	1,846
	8.67% Current / 1.33% PIK	(5)	—	596	186	—	8,507	—	8,507
	Preferred Member Units	(5)	—	2,480	455	6,920	2,480	—	9,400
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	125	747
Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	—	—	10,142	—	—	10,142
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	643	1,655	18,452	678	1,117	18,013
	Preferred Member Units	(5)	—	1,734	150	5,174	1,734	—	6,908
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	324	4,515	4	—	4,519
	Member Units	(8)	—	(860)	—	2,560	—	860	1,700
Gulf Manufacturing, LLC	Member Units	(8)	—	(3,030)	135	7,430	—	3,030	4,400
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	—	—	21	280	10	43	247
	6.25% Current / 6.25% PIK	(8)	—	(1,091)	1,226	12,493	630	1,295	11,828
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	—	120	—	3,157	172	52	3,277
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(2,330)	104	7,970	—	2,330	5,640
J&J Services, Inc.	11.50% Secured Debt	(7)	—	122	1,508	17,430	170	3,200	14,400
	Preferred Stock	(7)	—	4,835	—	7,160	4,835	75	11,920
KBK Industries, LLC	Member Units	(5)	—	(2,330)	446	15,470	—	2,330	13,140
NAPCO Precast, LLC	Member Units	(8)	—	(2,280)	425	14,760	—	2,280	12,480
NexRev LLC	11.00% PIK Secured Debt	(8)	—	(596)	1,483	17,469	191	1,032	16,628
	Preferred Member Units	(8)	—	(5,360)	(55)	6,310	—	5,360	950

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
NRI Clinical Research, LLC	10.50% Secured Debt	(9)	—	(35)	598	5,981	1,554	1,415	6,120
	Warrants	(9)	—	160	—	1,230	160	—	1,390
	Member Units	(9)	—	333	377	4,988	710	377	5,321
NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	582	6,376	—	—	6,376
	Member Units	(5)	—	(1,400)	25	4,710	—	1,400	3,310
NuStep, LLC	12.00% Secured Debt	(5)	—	—	1,832	19,703	32	160	19,575
	Preferred Member Units	(5)	—	—	—	10,200	—	—	10,200
Pegasus Research Group, LLC	Member Units	(8)	—	1,530	491	8,170	1,530	—	9,700
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	28	—	722	28	750	—
	Member Units	(8)	4,015	(3,840)	187	4,990	—	4,990	—
	Member Units	(8)	—	221	—	3,169	221	—	3,390
Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	1,582	16,912	22	—	16,934
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136
UnionRock Energy Fund II, LP	LP Interests	(9)	—	—	—	—	2,894	—	2,894
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(7,832)	4,252	3	4,564	—	—	—
Total Control investments			$(15,825)	$(35,096)	$57,357	$1,032,721	$174,015	$181,459	$1,020,713
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$—	$—	$53	$838	$—	$260	$578
	Preferred Member Units	(8)	—	180	—	5,180	180	—	5,360
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	1,269	—	8,540	5,010	—	13,550
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	501	4,698	55	51	4,702
	Preferred Member Units	(8)	—	—	15	131	15	—	146
	Member Units	(8)	—	(80)	—	290	—	80	210
Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	—	(138)	982	13,244	138	13,382	—
	Member Units	(6)	—	(670)	424	6,270	—	670	5,600
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(1,326)	1,534	18,794	23	1,326	17,491
	Preferred Member Units	(7)	—	(4,005)	69	4,701	69	4,005	765
CAI Software LLC	12.50% Secured Debt	(6)	—	84	1,897	9,160	19,500	2,053	26,607
	Member Units	(6)	—	369	10	5,210	720	—	5,930
Chandler Signs Holdings, LLC	Class A Units	(8)	—	(690)	(91)	2,740	—	690	2,050
Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—
Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	—	227	2,338	—	26,000	1,200	24,800
	Preferred Member Units	(6)	—	2,790	259	—	8,550	—	8,550
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	—	855
	LP Interests (Fund III)	(8)	—	(399)	576	13,915	—	1,819	12,096
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(672)	597	2,362	—	508	1,854
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(759)	—	7,033	759	759	7,033
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(241)	—	2,233	241	241	2,233
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	4	400	—	100	300
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(165)	104	720	110	304	526
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(697)	—	5,778	—	697	5,081
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(204)	631	9,696	989	364	10,321
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	—	—	2,474	597	—	3,071
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	41	600	384	—	984
	11.00% Secured Debt	(9)	—	(23)	1,230	13,400	3,023	23	16,400
	Preferred Member Units	(9)	—	130	69	7,900	130	—	8,030
	Preferred Member Units	(9)	—	—	—	420	—	—	420
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(1,260)	183	4,260	—	1,260	3,000
	Member Units	(8)	—	(4,270)	163	10,330	—	4,270	6,060
I-45 SLF LLC	Member Units	(8)	—	(2,215)	1,803	14,407	3,200	2,215	15,392
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	9	81	9	—	90
	Member Units	(8)	—	—	—	2,050	—	—	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	609	6,474	710	100	7,084
	10.00% PIK Secured Debt	(8)	—	—	4	58	6	1	63
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	—	—	1,037	11,356	—	—	11,356
	Preferred Stock	(9)	—	1,750	—	2,680	1,750	—	4,430

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	Preferred Stock	(9)	—	—	—	4,350	—	—	4,350
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(413)	—	—	—	413	413	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	200	—	570	200	—	770
SI East, LLC	9.50% Current, Secured Debt	(7)	—	(55)	2,459	32,963	54	55	32,962
	Preferred Member Units	(7)	—	1,520	1,292	8,200	1,520	—	9,720
Slick Innovations, LLC	14.00% Current, Secured Debt	(6)	—	131	701	6,197	163	280	6,080
	Warrants	(6)	—	40	—	290	40	—	330
	Common Stock	(6)	—	170	—	1,080	170	—	1,250
Superior Rigging & Erecting Co.	12.00% Current, Secured Debt	(7)	—	—	443	—	21,290	—	21,290
	Preferred Member Units	(7)	—	—	—	—	4,500	—	4,500
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	178	2,962	15	306	2,671
	Preferred Stock	(6)	—	(2,684)	—	2,684	—	2,684	—
	Preferred Stock	(6)	—	(771)	212	2,282	212	771	1,723
	Preferred Stock	(6)	—	382	185	1,889	945	1	2,833
	Preferred Stock	(6)	—	(3,667)	—	3,667	—	3,667	—
	Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(800)	—	800	—	800	—
	Member Units	(8)	—	—	—	—	—	—	—
Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	1,843	19,352	72	181	19,243
	8.00% Unsecured Convertible Debt	(8)	—	—	25	291	—	1	290
	Preferred Member Units	(8)	—	(9,050)	—	14,000	—	9,050	4,950
	Warrants	(8)	—	(150)	—	150	—	150	—
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			—	(337)	118	2,195	—	—	—
Total Affiliate investments			$(407)	$(26,883)	$23,626	$330,287	$101,944	$82,006	$348,030

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $247,265. This represented 17.4% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $28,952. This represented 2.0% of net assets as of September 30, 2020.

(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $77,805. This represented 5.5% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $86,374. This represented 6.1% of net assets as of September 30, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $47,507. This represented 3.3% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $87,028. This represented 6.1% of net assets as of September 30, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $397,738. This represented 27.9% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $97,852. This represented 6.9% of net assets as of September 30, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $250,398. This represented 17.6% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $47,824. This represented 3.4% of net assets as of September 30, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of September 30, 2020 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended September 30, 2021, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and the labor and supply constraints, rising costs, and supply chain disruptions. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and, as discussed under Liquidity and Capital Resources, access to capital markets for both equity and unsecured note issuances. As of September 30, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of September 30, 2021. Neither our management nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation and guidance from U.S. authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

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

The External Investment Manager earned base management fee income of $4.6 million and $2.3 million during the three months ended September 30, 2021 and 2020, respectively, and $12.7 million and $7.2 million during the nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021, an insignificant amount of incentive fee income was earned, while no incentive fee income was earned in the three and nine months ended September 30, 2020.

We allocate certain expenses to the External Investment Manager pursuant to the sharing agreement between it and MSCC. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended September 30, 2021 and 2020 of $2.7 million and $1.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 of $7.7 million and $5.3 million, respectively. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $4.2 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $11.6 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively.

See “Note C – Fair Value Hierarchy for Investments and Debentures – Portfolio Composition – Investment Portfolio Composition” in the notes to consolidated financial statements for a summary of Main Street’s investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2021 and December 31, 2020.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.3%, respectively, for the trailing twelve months ended September 30, 2021 and 2020, and 1.3% for the year ended December 31, 2020. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.4% and 3.2%, respectively, for the trailing twelve months ended September 30, 2021 and 2020, and 3.2% for the year ended December 31, 2020. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F to the consolidated financial statements included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2021 and December 31, 2020 our Investment Portfolio valued at fair value represented approximately 96% and 97% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our board of directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our investment portfolio as of September 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2021 and 2020, (i) approximately 2.1% and 3.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2021 and 2020, (i) approximately 3.0% and 3.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio, short-term investments and the External Investment Manager).

Cost:	September 30, 2021	December 31, 2020
First lien debt	80.5%	77.0%
Equity	17.6%	19.0%
Second lien debt	1.1%	2.7%
Equity warrants	0.3%	0.5%
Other	0.5%	0.8%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
First lien debt	71.6%	70.0%
Equity	26.7%	26.4%
Second lien debt	1.0%	2.4%
Equity warrants	0.3%	0.4%
Other	0.4%	0.8%
	100.0%	100.0%

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

As of September 30, 2021, our total Investment Portfolio had eight investments on non-accrual status, which comprised approximately 0.9% of its fair value and 3.5% of its cost. As of December 31, 2020, our total Investment

Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and September 30, 2020

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$76,779	$51,954	$24,825	48%
Total expenses	(27,475)	(21,492)	(5,983)	28%
Net investment income	49,304	30,462	18,842	62%
Net realized gain (loss) from investments	8,305	(13,874)	22,179	NM
Net unrealized appreciation (depreciation) from investments	38,631	63,114	(24,483)	NM
Income tax benefit (provision)	(12,284)	(1,507)	(10,777)	NM
Net increase in net assets resulting from operations	$83,956	$78,195	$5,761	7%

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$49,304	$30,462	$18,842	62%
Share‑based compensation expense	2,869	2,561	308	12%
Distributable net investment income(a)	$52,173	$33,023	$19,150	58%
Net investment income per share—Basic and diluted	$0.71	$0.46	$0.25	54%
Distributable net investment income per share—Basic and diluted(a)	$0.76	$0.50	$0.26	52%

NM	Not Meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the three months ended September 30, 2021 was $76.8 million, a 48% increase from the $52.0 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$50,468	$42,138	$8,330	20%	(a)
Dividend income	23,012	8,106	14,906	184%	(b)
Fee income	3,299	1,710	1,589	93%	(c)
Total investment income	$76,779	$51,954	$24,825	48%	(d)

(a)	The increase in interest income is primarily related to (i) a $5.8 million increase related to higher average levels of Investment Portfolio debt investments and (ii) a $2.5 million increase related to repayment, repricing and other activities related to certain Investment Portfolio debt investments.
(b)	The increase in dividend income from Investment Portfolio equity investments is primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020 and (ii) a $4.7 million increase related to elevated dividend income considered to be less consistent or non-recurring.
(c)	The increase in fee income is primarily related to (i) a $0.9 million increase related to elevated repricing and prepayment activity related to certain Investment Portfolio debt investments and (ii) a $0.7 million increase related to higher originations of Investment Portfolio investments.
(d)	The increase in total investment income includes the impact of (i) a $4.7 million increase in dividend income considered less consistent or non-recurring and (ii) a $3.5 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the three months ended September 30, 2021 was $27.5 million, a 28% increase from the $21.5 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$9,598	$4,407	$5,191	118%	(a)
Deferred compensation plan expense	(22)	573	(595)	(104)%	(b)
Total compensation expense	9,576	4,980	4,596	92%
G&A expense	3,047	3,354	(307)	(9)%
Interest expense	14,711	12,489	2,222	18%	(c)
Share-based compensation expense	2,869	2,561	308	12%
Gross expenses	30,203	23,384	6,819	29%
Allocation of expenses to the External Investment Manager	(2,728)	(1,892)	(836)	44%	(d)
Total expenses	$27,475	$21,492	$5,983	28%

(a)	The increase in employee compensation expenses was primarily due to incentive compensation accruals generally corresponding with our improved operating results.
(b)	The change in the non-cash deferred compensation plan expense is due to changes in the fair value of our deferred compensation plan assets, which are correlated with changes in the overall stock market and is not directly attributable to our operating activities or results.

(c)	The increase in interest expense is primarily related to greater amounts of borrowings due to our 3.00% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below) issued in January 2021.
(d)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment adviser to MSC Income.

Net Investment Income

Net investment income for the three months ended September 30, 2021 increased 62% to $49.3 million, or $0.71 per share, compared to net investment income of $30.5 million, or $0.46 per share, for the corresponding period of 2020. The increase in net investment income and net investment income per share was principally attributable to the 48% increase in total investment income, partially offset by the 28% increase in total expenses, both as discussed above, and the 4% increase in weighted average shares outstanding to 69.0 million for the three months ended September 30, 2021, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income per share includes (i) an increase of $0.07 per share in investment income from dividend income activity considered to be less consistent or non-recurring and (ii) an increase of $0.05 per share related to higher accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, as discussed above, and (iii) an increase of $0.01 per share due to the decrease in compensation expense related to our deferred compensation plan, primarily attributable to changes in the fair value of the deferred compensation plan assets.

Distributable Net Investment Income

Distributable net investment income for the three months ended September 30, 2021 increased 58% to $52.2 million, or $0.76 per share, compared with $33.0 million, or $0.50 per share, in the corresponding period of 2020. The increase in distributable net investment income and distributable net investment income per share was primarily due to the increased level of total investment income, partially offset by (i) the increase in total expenses, excluding share-based compensation expense, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2020, all as described above. The increase in distributable net investment income per share includes the impacts of (i) the increase in investment income from dividend activity considered to be less consistent or non-recurring and an increase in accelerated prepayment, repricing and other income activity related to certain Investment Portfolio debt investments and (ii) the decrease in compensation expense attributable to the change in the fair value of the deferred compensation plan assets during the third quarter of 2021, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $8.3 million for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$13,275	2	$-	-	$-	-	$(362)	$12,913
Middle Market Portfolio	-	-	-	-	(4,528)	1	43	(4,485)
Private Loan Portfolio	-	-	-	-	-	-	(31)	(31)
Other Portfolio	-	-	-	-	-	-	(101)	(101)
Short-term Portfolio							9	9
Total net realized gain/(loss)	$13,275	2	$-	-	$(4,528)	1	$(442)	$8,305

(a)	Other activity includes realized gains and losses from transactions involving 16 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $38.6 million for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(9.6)	$(0.3)	$(1.4)	$0.2		$(11.1)
Net unrealized appreciation relating to investments	27.9	2.9	3.2	15.7	(b)	49.7
Total net unrealized appreciation relating to investments	$18.3	$2.6	$1.8	$15.9		$38.6

(a)	LMM includes unrealized appreciation on 33 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.
(b)	Other includes (i) $9.4 million of net unrealized appreciation relating to the Other Portfolio and (ii) $6.4 million of appreciation relating to the External Investment Manager.

Income Tax Benefit (Provision)

The income tax provision for the three months ended September 30, 2021 of $12.3 million principally consisted of (i) a deferred tax provision of $11.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our wholly owned taxable subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and (ii) a current tax provision of $1.0 million, related to a $0.9 million provision for current U.S. federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the three months ended September 30, 2020 of $1.5 million principally consisted of (i) a current tax provision of $1.2 million related to a $0.8 million provision for current U.S. federal and state income taxes, and a $0.4 million provision for excise tax on our estimated undistributed taxable income and (ii) a deferred tax provision of $0.3 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended September 30, 2021 was $84.0 million, or $1.22 per share, compared with $78.2 million, or $1.18 per share, during the three months ended September 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$206,881	$160,109	$46,772	29%
Total expenses	(75,424)	(61,809)	(13,615)	22%
Net investment income	131,457	98,300	33,157	34%
Net realized gain (loss) from investments	10,575	(44,323)	54,898	NM
Net realized loss on extinguishment of debt	—	(534)	534	NM
Net unrealized appreciation (depreciation) from:
Investments	117,072	(118,030)	235,102	NM
SBIC debentures	—	460	(460)	NM
Total net unrealized appreciation (depreciation)	117,072	(117,570)	234,642	NM
Income tax benefit (provision)	(22,691)	14,253	(36,944)	NM
Net increase (decrease) in net assets resulting from operations	$236,413	$(49,874)	$286,287	NM

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$131,457	$98,300	$33,157	34%
Share‑based compensation expense	7,961	8,215	(254)	(3)%
Distributable net investment income(a)	$139,418	$106,515	$32,903	31%
Net investment income per share—Basic and diluted	$1.92	$1.50	$0.42	28%
Distributable net investment income per share—Basic and diluted(a)	$2.03	$1.63	$0.40	25%

NM	Not Meaningful
(b)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the nine months ended September 30, 2021 was $206.9 million, a 29% increase from the $160.1 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$139,882	$128,587	$11,295	9%	(a)
Dividend Income	59,328	23,942	35,386	148%	(b)
Fee Income	7,671	7,580	91	1%
Total Investment Income	$206,881	$160,109	$46,772	29%	(c)

(a)	The increase in interest income is primarily related to (i) a $7.8 million increase related to higher average levels of Investment Portfolio debt investments and (ii) a $2.2 million increase related to prepayment, repricing and other activities related to certain Investment Portfolio debt investments.
(b)	The increase in dividend income from Investment Portfolio equity investments is primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020, and (ii) a $10.2 million increase related to elevated dividend income considered to be less consistent or non-recurring.
(c)	The increase in total investment income includes the impact of (i) a $10.2 million increase in dividend income considered less consistent or non-recurring and (ii) a $1.6 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the nine months ended September 30, 2021 was $75.4 million, a 22% increase from the $61.8 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$21,834	$11,589	$10,245	88%	(a)
Deferred compensation plan expense	956	691	265	38%
Total compensation expense	22,790	12,280	10,510	86%
G&A expense	9,439	9,827	(388)	(4)%
Interest expense	42,914	36,827	6,087	17%	(b)
Share-based compensation expense	7,961	8,215	(254)	(3)%
Gross expenses	83,104	67,149	15,955	24%
Allocation of expenses to the external investment manager	(7,680)	(5,340)	(2,340)	44%	(c)
Total expenses	$75,424	$61,809	$13,615	22%

(a)	The increase in employee compensation expenses was primarily due to incentive compensation accruals generally corresponding with our improved operating results.
(b)	The increase in interest expense is primarily related to elevated borrowings under (i) our 3.00% Notes issued in January 2021 and (ii) an additional $125.0 million aggregate principal amount which we issued under our 5.20% Notes in July 2020, partially offset by decreased interest expense relating to our Credit Facility due to the lower average balance outstanding and the lower average interest rate.

(c)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment adviser to MSC Income.

Net Investment Income

Net investment income for the nine months ended September 30, 2021 increased 34% to $131.5 million, or $1.92 per share, compared to net investment income of $98.3 million, or $1.50 per share, for the corresponding period of 2020. The increase in net investment income and net investment income per share was principally attributable to the 29% increase in total investment income, partially offset by the 22% increase in total expenses, both as discussed above, and the 5% increase in weighted average shares outstanding to 68.6 million for the nine months ended September 30, 2021, primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income per share includes (i) an increase of $0.15 per share in investment income from dividend income activity considered to be less consistent or non-recurring and (ii) an increase of $0.02 per share related to higher accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Distributable Net Investment Income

Distributable net investment income for the nine months ended September 30, 2021 increased 31% to $139.4 million, or $2.03 per share, compared with $106.5 million, or $1.63 per share, in the corresponding period of 2020. The increase in distributable net investment income and distributable net investment income per share was primarily due to the increased level of total investment income, partially offset by (i) the increase in total expenses, excluding share-based compensation expense, and (ii) a greater number of average shares outstanding compared to the corresponding period in 2020, all as described above. The increase in distributable net investment income per share includes the impacts of the increase in investment income from dividend income activity considered to be less consistent or non-recurring, and the increase in accelerated prepayment, repricing and other income activity related to certain Investment Portfolio debt investments, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $10.6 million for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$28,004	4	$-	-	$(10,925)	1	$(569)	$16,510
Middle Market Portfolio	(4,243)	2	6,153	1	(4,528)	1	43	(2,575)
Private Loan Portfolio	-	-	-	-	-	-	(48)	(48)
Other Portfolio	(4,449)	1	777	1	-	-	351	(3,321)
Short-term Portfolio	-	-	-	-	-	-	9	9
Total net realized gain/(loss)	$19,312	7	$6,930	2	$(15,453)	2	$(214)	$10,575

(a)	Other activity includes realized gains and losses from transactions involving 21 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $117.1 million for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(5.9)	$1.4	$(1.4)	$4.6		$(1.3)
Net unrealized appreciation relating to investments	73.7	6.4	10.9	27.4	(b)	118.4
Total net unrealized appreciation relating to investments	$67.8	$7.8	$9.5	$32.0		$117.1

(a)	LMM includes unrealized appreciation on 42 LMM portfolio investments and unrealized depreciation on 21 LMM portfolio investments.
(b)	Other includes (i) $16.1 million of net unrealized appreciation relating to the Other Portfolio and (ii) $11.4 million of net appreciation relating to the External Investment Manager.

Income Tax Benefit (Provision)

The income tax provision for the nine months ended September 30, 2021 of $22.7 million principally consisted of (i) a deferred tax provision of $20.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our wholly owned taxable subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.2 million, related to a $1.6 million provision for current U.S. federal and state income taxes and a $0.6 million provision for excise tax on our estimated undistributed taxable income. The income tax benefit for the nine months ended September 30, 2020 of $14.3 million principally consisted of a deferred tax benefit of $15.7 million, partially offset by a current tax provision of $1.4 million, primarily related to a $1.1 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current U.S. federal and state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2021 was $236.4 million, or $3.45 per share, compared with a net decrease of $49.9 million, or $0.76 per share, during the nine months ended September 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the nine months ended September 30, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the nine months ended September 30, 2021, we realized a net increase in cash and cash equivalents of $27.7 million, which is the net result of $158.7 million of cash used in our operating activities and $186.4 million of cash provided by our financing activities.

The $158.7 million of cash used in our operating activities resulted primarily from cash uses totaling $911.1 million for the funding of new portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2020, partially offset by (i) cash proceeds totaling $614.4 million from the sales and repayments of debt investments and sales of and return on capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $123.1 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $14.9 million related to changes in other assets and liabilities.

The $186.4 million of cash provided by our financing activities principally consisted of (i) $300.0 million in cash proceeds from the issuance of the 3.00% Notes, (ii) $80.2 million in cash proceeds from the issuance of SBIC debentures and (iii) $44.8 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, partially offset by (i) $114.5 million in cash dividends paid to stockholders, (ii) $69.0 million in net repayments on the Credit Facility, (iii) $40.0 million in repayment of SBIC debentures, (iv) $10.2 million for debt issuance costs, SBIC debenture fees and other costs, and (v) $5.0 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

Capital Resources

As of September 30, 2021, we had $59.6 million in cash and cash equivalents and $655.0 million of unused capacity under the Credit Facility, before considering the accordion feature discussed below, which we maintain to support our investment and operating activities. As of September 30, 2021, our net asset value totaled $1,684.3 million, or $24.27 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of September 30, 2021, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed us to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments. As of September 30, 2021, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of September 30, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of September 30, 2021) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of September 30, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining an asset coverage ratio (tangible net worth to Credit Facility borrowings) of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of September 30, 2021, we had $200.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date of September 1, 2021 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2021 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is approximately 6.4 years as of September 30, 2021. During the nine months ended September 30, 2021, Main Street issued $80.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes due 2022”) at an issue price of 99.16%. The 4.50% Notes due 2022 are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes due 2022; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes due 2022 may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes due 2022 bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes due 2022 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2021, the outstanding principal balance of the 4.50% Notes due 2022 was $185.0 million.

The indenture governing the 4.50% Notes due 2022 (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes due 2022 and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2021, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured Notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2021, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2021, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. The total net proceeds from the 3.00% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were approximately $294.8 million. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2021, the outstanding principal balance of the 3.00% Notes was

$300.0 million. In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. See Recent Developments for further discussion.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of September 30, 2021, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2021, we sold 1,111,194 shares of our common stock at a weighted-average price of $40.59 per share and raised $45.1 million of gross proceeds under the ATM Program. Net proceeds were $44.5 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2021, 4,602,178 shares remained available for sale under the ATM Program.

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

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, including as a result of the COVID 19 pandemic, and may continue to experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. Prolonged or more severe impacts of inflation to our portfolio companies could impact their ability to service their debt obligations and/or reduce their available cash for distributions which in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2021, we had a total of $175.1 million in outstanding commitments comprised of (i) fifty-one investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of September 30, 2021, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes due 2022, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
SBIC debentures	$—	$—	$16,000	$63,800	$—	$270,200	$350,000
Interest due on SBIC debentures	-	10,209	9,899	8,455	7,228	22,793	58,584
4.50% Notes due 2022	—	185,000	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	8,325	—	—	—	—	12,488
5.20% Notes due 2024	—	—	—	450,000	—	—	450,000
Interest due on 5.20% Notes due 2024	11,700	23,400	23,400	11,700	—	—	70,200
3.00% Notes due 2026	—	—	—	—	—	300,000	300,000
Interest due on 3.00% Notes due 2026	-	9,050	9,000	9,000	9,000	9,000	45,050
Operating Lease Obligation (1)	194	790	804	818	832	1,779	5,217
Total	$16,057	$236,774	$59,103	$543,773	$17,060	$603,772	$1,476,539

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of September 30, 2021, we had $200.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is scheduled to mature in April 2026.

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At September 30, 2021, we had a receivable of $4.7 million due from the External Investment Manager, which included $3.2 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note B.9 and Note D in the notes to consolidated financial statements) and $1.5 million of dividends declared but not paid by the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement provides for a term loan of $75.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and matures in January 2026. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was terminated.

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

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2021, $14.6 million of compensation and dividend reinvestments net of unrealized gains and losses and distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.6 million had been deferred into phantom Main Street stock units, representing 159,369 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main

Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%, resulting in an effective interest rate of 2.60%. The total net proceeds from the offering of the 3.00% Notes, resulting from the public issue price and after underwriting discounts and estimated offering expenses payable, were approximately $203.5 million. We used the proceeds from this debt issuance to repay outstanding borrowings under our Credit Facility, providing significant additional liquidity for our ongoing investment activities and to facilitate future availability for the repayment of our existing 4.50% Notes due 2022.

In November 2021, we declared a supplemental cash dividend of $0.10 per share payable in December 2021. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2021 of $0.210 per share for each of October, November and December 2021.

During November 2021, we declared regular monthly dividends of $0.215 per share for each month of January, February and March of 2022. These regular monthly dividends equal a total of $0.645 per share for the first quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the first quarter of 2021. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2021 and first quarter of 2022, we will have paid $32.820 per share in cumulative dividends since our October 2007 initial public offering.

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

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2021, approximately 67.4% of our debt investment portfolio (at cost) bore interest at floating rates, 89.2% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 3.00% Notes, 4.50% Notes due 2022 and 5.20% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(222)	$180	$(42)	$—
(100)	(215)	180	(35)	—
(50)	(201)	180	(21)	—
(25)	(194)	180	(14)	—
25	436	(500)	(64)	—
50	888	(1,000)	(112)	—
75	1,496	(1,500)	(4)	—
100	3,358	(2,000)	1,358	0.02
125	6,583	(2,500)	4,083	0.06
150	10,029	(3,000)	7,029	0.10

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued 95,364 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2021 under the dividend reinvestment plan was approximately $4.0 million.

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

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: November 5, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ JESSE E. MORRIS
Date: November 5, 2021	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)
/s/ LANCE A. PARKER
Date: November 5, 2021	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)