Form 10-K
period 2021-12-31
Main Street Capital CORP
filed 2022-02-25
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $1,948.5 million based upon the last sale price for the registrant’s common stock on that date.

The number of shares outstanding of the issuer’s common stock as of February 25, 2022 was 71,692,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants’ definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

The following diagram depicts our organizational structure:

Main Street Capital Corporation ("MSCC")

		100%	100%			100%

	Main Mezzanine Management, L.L.C. ("MSMF GP")		Main Street Capital III GP, L.L.C. ("MSC III GP")			Other Holding Companies*

99.6%	0.4%			1%	99%		100%

Main Street Mezzanine Fund, LP ("MSMF")				Main Street Capital III, LP ("MSC III")			MSC Adviser 1, L.L.C. ("External Investment Manager")**

*	Other Holding Companies includes the Taxable Subsidiaries and other entities formed for operational purposes. Each of these companies is directly or indirectly wholly owned by MSCC.
**	The External Investment Manager is accounted for as a portfolio investment at fair value, as opposed to a consolidated subsidiary, and is indirectly wholly owned by MSCC.

CORPORATE INFORMATION

Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a website on the Internet at www.mainstcapital.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s website at www.sec.gov.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM, Private Loan, and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million.

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

Private Loan investments consist generally of loans that have been originated directly by us or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing syndicated loans or debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

Our other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Subject to changes in our cash and overall liquidity, our Investment Portfolio (as defined below) may also include short-term portfolio investments that are atypical of our LMM, Middle Market and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of the overall Investment Portfolio.

Our external asset management business is conducted through the External Investment Manager. The External Investment Manager earns management fees based on the assets of the funds under management and may earn incentive fees, or a carried interest, based on the performance of the funds managed.

Our portfolio investments are generally made through MSCC, the Taxable Subsidiaries and the Funds. MSCC, the Taxable Subsidiaries and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes (see “Regulation”). An investor’s return in MSCC will depend, in part, on the Taxable Subsidiaries’ and the Funds’ investment returns as they are wholly owned subsidiaries of MSCC.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio (as defined below). For the years ended December 31, 2021 and 2020, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.3%, respectively. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.4% and 3.2%, respectively, for the years ended December 31, 2021 and 2020. For further information on our expense ratio refer to Note F to the consolidated financial statements included in “Item 8.– Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the External Investment Manager, we serve as the sole investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee and a 20% incentive fee on MSC Income’s pre-investment fee net investment income above a specified hurdle rate in exchange for providing advisory services to MSC Income.

Additionally, the External Investment Manager has entered into an Investment Management Agreement with MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”), pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees.

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2021, 2020 and 2019, the total contribution of the External Investment Manager to our net investment income was $16.5 million, $9.9 million and $11.7 million, respectively. During the year ended December 31, 2021, the External Investment Manager earned $17.7 million in base management fee income and $0.6 million in incentive fees compared to $10.7 million of base management fees and no incentive fees in 2020 and $11.1 million of base management fees and $2.0 million in incentive fees in 2019 for the investment advisory services provided to MSC Income, the Private Loan Fund and other clients.

We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2021, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $10.3 million, $7.4 million and $6.7 million, respectively.

We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other funds and clients advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, the Private Loan Fund and other clients advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds and clients advised by the External Investment Manager, this may provide the

Company and the External Investment Manager an incentive to allocate opportunities to other participating funds and clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors.

RECENT DEVELOPMENTS

In February 2022, we declared a supplemental cash dividend of $0.075 per share payable in March 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the first quarter of 2022 of $0.215 per share for each of January, February and March 2022.

During February 2022, we declared regular monthly dividends of $0.215 per share for each month of April, May and June of 2022. These regular monthly dividends equal a total of $0.645 per share for the second quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the second quarter of 2021. Including the supplemental dividends declared for March 2022 and the regular monthly dividends declared for the first quarter and second quarter of 2022, we will have paid $33.540 per share in cumulative dividends since our October 2007 initial public offering.

On February 23, 2022, our Board of Directors unanimously approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of February 23, 2023, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. The Board also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to the Company at the 2022 Annual Meeting of Stockholders.

BUSINESS STRATEGIES

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

●	Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution.
●	Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.
●	Leverage the Skills and Experience of our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include six certified public accountants and two Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
●	Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.
●	Capitalize on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.
●	Grow our Asset Management Business. Our asset management business provides us with a recurring source of income, additional income diversification from sources of income directly tied to invested capital and the opportunity for greater stockholder returns through the utilization of our existing investment expertise, strong historical track record and favorable reputation. We seek to grow our asset management business within our internally managed BDC structure in order to increase the value of this unique benefit to our stakeholders. We expect such growth to come organically through the expansion of the investment capital that we manage for third parties and the potential extension of our asset management business to new investment strategies, and potentially through mergers and acquisition activities.
●	Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain an investment grade rating from Standard & Poor’s Ratings Services which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2017, 2019, 2020 and 2021.

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

INVESTMENT PORTFOLIO

The “Investment Portfolio”, as used herein, refers to all of our investments in LMM portfolio companies, Private Loan portfolio investments, investments in Middle Market portfolio companies, Other Portfolio investments and our investment in the External Investment Manager. Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio, but are investments that we originate directly at Main Street or on a collaborative basis with other investment funds, and are often referred to in the debt markets as “club deals.” Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date.

We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”) plus a margin, and are typically subject to LIBOR floors.

Warrants

In connection with our LMM debt investments, we occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Direct Equity Investments

We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

Our management team’s investment committee is responsible for all aspects of our investment processes. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, our Senior Advisor and Chairman of the Board.

The investment processes for LMM, Private Loan and Middle Market portfolio investments are outlined below. Our investment strategy involves a “team” approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as-needed basis depending on transaction volume. We generally categorize our investment process into seven distinct stages:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. Our investment team has focused its deal generation and origination efforts on LMM, Private Loan and Middle Market investments, and we have developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

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

Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet or letter of intent to the company. Upon successful screening of a proposed Private Loan transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed Private Loan transaction, we typically issue a non-binding term sheet to the company. For Middle Market portfolio investments, the initial term sheet is typically issued by the borrower, through the syndicating bank, and is screened by the investment team which makes a recommendation to our investment committee.

Term Sheet

For proposed LMM transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet, we begin our formal due diligence process.

For proposed Private Loan transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. Upon execution of a term sheet, we begin our formal due diligence process.

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

Due diligence on a proposed Private Loan or Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our typical Private Loan and Middle Market due diligence review includes some or all of the following:

●	detailed review of historical and projected financial statements;
●	site visits or other discussions with management and key personnel;
●	in-depth industry, market, operational and strategy analysis;
●	regulatory compliance analysis; and
●	detailed review of the company’s management team and their capabilities.

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

Upon completion of a satisfactory due diligence review of a proposed Private Loan or Middle Market portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:

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

As part of the monitoring process of our Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan portfolio investments, our investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners, however, due to the larger size and nature of our “lender only” relationship with these Private Loan and Middle Market companies in comparison to our LMM portfolio companies, it is not necessary or practical to have as much direct management interface.

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

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt and redemption or sale of our equity positions, we typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of Private Loan investments and Middle Market debt investments typically do not require our assistance due to the additional resources available to these larger Private Loan and Middle Market companies.

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

The 1940 Act requires valuation of a portfolio security at “market value” if market quotations for the security are “readily available.” Portfolio securities for which market quotations are not readily available must be valued at fair value as determined in good faith by the board of directors. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which sets forth the specific requirements for determining fair value in good faith. Specifically, Rule 2a-5, among other things, permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board.

Our Board of Directors adopted policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated a group of our executive officers to serve as the Board’s valuation designee thereunder (the “Valuation Committee”) effective April 1, 2021. Pursuant to Valuation Procedures we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments.

The following outlines our valuation process as established under the Valuation Procedures:

●	Our quarterly valuation process begins with an initial valuation of each portfolio investment performed by the valuation team consisting of several professionals who apply the appropriate valuation methodology depending on the type of investment.
●	Each valuation model is then reviewed by the investment team responsible for monitoring the portfolio investment for accuracy, with any recommended changes reviewed by the valuation team.
●	Updated valuation conclusions are then reviewed by and discussed with the Valuation Committee at quarterly valuation meetings. Valuation meetings are generally attended by the Valuation Committee, the valuation team, members of investment team responsible for each investment and members of the compliance team. Valuation models and valuation conclusions are adjusted as necessary following such meetings.
●	A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for the majority of our portfolio companies on a rotational basis.
●	After incorporating commentary by the Valuation Committee and review of recommendations provided by the independent financial advisory services firm, valuation results are finalized and approved by the Valuation Committee.

●	The Board of Directors oversees the valuation process through its Audit Committee in accordance with Rule 2a-5 pursuant to the Valuation Procedures.

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

We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We face increasing competition for investment opportunities.”

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

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. We also offer formal and informal training and mentorship programs that provide employees with access to senior level executives. Through our annual goal setting and performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We also maintain a Women’s Initiative that provides employees with opportunities to network internally at Main Street and externally with other women in the financial services industry. Our employees have access to several programs designed to enable our employees to balance work, family and family-related situations including flexible working arrangements and parental leave for birth and adoption placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, our company and our communities.

We seek to maintain a close-knit culture, which we believe is an important factor in employee retention, which is reinforced by our Community Building Committee. Our Community Building Committee, which is composed of a substantial cross section of employees across our organization, develops programs and initiatives that promote an open and inclusive atmosphere and encourage employee outreach with our community, in each case based upon feedback received from our employees. Initiatives generated by our Community Building Committee include employee wellbeing and engagement activities along with volunteer and donation opportunities with local charitable organizations. We encourage you to visit our website for more information about charitable organizations receiving our ongoing support. Nothing on our website, however, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

We monitor and evaluate various turnover and attrition metrics throughout our management team. Our annualized voluntary turnover is relatively low, a record which we attribute to our strong corporate culture, commitment to career development and attractive compensation and benefit programs.

As of December 31, 2021, we had approximately 80 employees, 46 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All but two of our employees are located in our Houston, Texas office.

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

Senior Securities

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. On February 23, 2022, our Board of Directors unanimously approved the application of the modified asset coverage requirements set described above. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective February 23, 2023. The Board has also recommended that a proposal to approve the application of the 150% minimum asset coverage requirement be submitted for approval at our 2022 Annual Meeting of Stockholders. If stockholders approve this proposal, the Company would become subject to the 150% minimum asset coverage ratio the day after the 2022 Annual Meeting of Stockholders.

We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must generally include provisions in the documents governing new senior securities to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Leverage,” including, without limitation, “— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2021 Annual Meeting of Stockholders, and have not sought such stockholder authorization since 2012, because our common stock price had been trading significantly above the net asset value per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

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

Small Business Investment Company Regulations

Each of the Funds is licensed by the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958. MSMF obtained its SBIC license in 2002 and MSC III obtained its license in 2016.

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

The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2021, we, through the Funds, had $350.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of approximately 2.9%.

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

Risks Related to our Business and Structure

●	Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
●	Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.
●	We face increasing competition for investment opportunities.

●	We are dependent upon our key investment personnel for our future success.
●	Our success depends on attracting and retaining qualified personnel in a competitive environment.
●	Our business model depends to a significant extent upon strong referral relationships.
●	Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
●	We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.

Risks Related to our Investments

●	Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
●	We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
●	The lack of liquidity in our investments may adversely affect our business.
●	We may not have the funds or ability to make additional investments in our portfolio companies.
●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
●	We generally will not control our portfolio companies.
●	Defaults by our portfolio companies will harm our operating results.
●	Any unrealized depreciation we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
●	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
●	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
●	We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital and net investment income and the value of our investments.
●	We may be subject to risks associated with “covenant-lite” loans.
●	Changes in interest rates may affect our cost of capital, net investment income.
●	We may not realize gains from our equity investments.

Risks Related to Leverage

●	Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
●	We have received Board approval that will allow us to incur additional leverage, which could increase the risk of investing in our securities.

Risks Related to our Investment Management Activities

●	Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.
●	We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated.

Risks Related to BDCs

●	Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

Risks Related to our Securities

●	Investing in our securities may involve a high degree of risk.
●	Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.
●	Our outstanding unsecured notes (the “Notes”) are unsecured and therefore effectively subordinated to any current or future secured indebtedness.
●	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Risks Related to our SBIC Funds

●	We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders.

Federal Income Tax Risks

●	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
●	We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

General Risk Factors

●	Deterioration in the economy and financial markets could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we invest. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, pursuant to our Valuation Procedures. See “Note B.1. — Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

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

Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez and Nicholas T. Meserve for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

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

Our business model depends to a significant extent upon strong referral relationships.

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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

We generally invest in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price and, as a result, we may suffer losses.

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

Even if our investment is structured as a senior-secured loan, principles of equitable subordination, as defined by existing case law, could lead a bankruptcy court to subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our Valuation Procedures adopted pursuant to Rule 2a-5 under the 1940 Act. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments.

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

On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. We could also be materially and adversely impacted to the extent we are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects or our business. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facility are floating and are not subject to interest rate floors, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or floating interest rates subject to an interest rate floor above current levels, and as a result such interest rates on these debt investments will not increase until interest rates exceed the applicable floor.

Some of our portfolio companies have debt investments which bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of our investments in these portfolio companies. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

We may be subject to risks associated with “covenant-lite” loans.

Some of the loans in which we invest may be “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (in some cases, none) and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. To the extent we invest in covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in loans with finance maintenance covenants.

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

RISKS RELATED TO LEVERAGE

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.

We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources” for a discussion regarding our outstanding indebtedness.

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

Assumed Return on Our Portfolio(1)
(net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(24.2)%	(13.9)%	(3.6)%	6.7%	17.0%

(1)

Assumes, as of December 31, 2021, $3,690.3 million in total assets, $1,805.0 million in debt outstanding, $1,788.8 million in net assets, and a weighted-average interest rate of 3.3%. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total assets of at least 1.7%.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms and there can be no assurance that such additional leverage can in fact be achieved. If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static.

All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.

Substantially all of our assets are currently pledged as collateral under our senior securities, including any credit facilities or notes. If we default on our obligations under our senior securities, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our senior securities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the senior securities.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our senior securities to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our senior securities. If we breach our covenants under our senior securities and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our senior securities, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our senior securities have customary cross-default provisions, if the indebtedness under our senior securities is accelerated, we may be unable to repay or finance the amounts due.

We have received Board approval that will allow us to incur additional leverage, which could increase the risk of investing in our securities.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 662/3% of the value of our assets), if certain requirements are met.

On February 23, 2022, our Board of Directors unanimously approved the application of the modified asset coverage requirements set described above. As a result, our asset coverage requirement for senior securities will be changed from 200% to 150%, effective February 23, 2023. The Board has also recommended that a proposal to approve the application of the 150% minimum asset coverage requirement be submitted for approval at our 2022 Annual Meeting of Stockholders. If stockholders approve this proposal, the Company would become subject to the 150% minimum asset coverage ratio the day after the 2022 Annual Meeting of Stockholders. The Board values the opinions of our stockholders and will reconvene to reconsider its approval of the modified asset coverage requirements if this proposal is not approved by stockholders. There can be no assurance that the Board would rescind its approval if this proposal is not approved by stockholders. If this proposal is not approved by the stockholders and the Board does not rescind its approval, we will be subject to the 150% asset coverage ratio, beginning February 23, 2023.

RISKS RELATED TO OUR INVESTMENT MANAGEMENT ACTIVITIES

Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.

Our executive officers and employees, through the External Investment Manager, may manage other investment funds or assets for other clients that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to, or pecuniary interests in, such other entities, and the fulfillment of such obligations may not be in the best interests of us or our stockholders and may create conflicts of interest.

We have made and, in the future, intend to make co-investments with other funds or clients advised by the External Investment Manager in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and other funds and accounts managed by the External Investment Manager. Because the External Investment Manager may receive performance-based fee compensation from other funds and accounts it manages, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other funds and accounts the External Investment Manager manages, instead of us. We and the External Investment Manager have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, may be unable to participate in certain investments based upon such allocation policy.

We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated.

The External Investment Manager earns management fees based on the assets of the funds or other clients under management and may earn incentive fees, or a carried interest, based on the performance of the funds or accounts managed. The terms of fund investment management agreements generally give the manager of the fund and the fund itself the right to terminate the management agreement in certain circumstances. With respect to funds that are not exempt from regulation under the 1940 Act, the fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of any such management agreements would reduce the fees we earn from the relevant funds or other clients through the External Investment Manager, which could have a material adverse effect on our results of operations.

RISKS RELATED TO BDCs

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that we may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

●	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
●	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.
●	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

●	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
●	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
●	Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See “Risk Factors – Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below net asset value. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the net asset value per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

RISKS RELATED TO OUR SECURITIES

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See “Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion related to us issuing shares of our common stock below net asset value.

The market price of our securities may be volatile and fluctuate significantly.

Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
●	changes in regulatory policies, accounting pronouncements or tax guidelines;
●	the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;
●	inability to obtain any exemptive relief that may be required by us in the future from the SEC;
●	loss of our BDC or RIC status or any of the Funds’ status as an SBIC;
●	changes in our earnings or variations in our operating results;
●	changes in the value of our portfolio of investments;
●	any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
●	loss of a major funding source;
●	fluctuations in interest rates;
●	the operating performance of companies comparable to us;
●	departure of our key personnel;
●	proposed, or completed, offerings of our securities, including classes other than our common stock;
●	global or national credit market changes; and
●	general economic trends and other external factors.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2021 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share had been trading significantly above the net asset value per share of our common stock since 2011. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

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

The Notes are unsecured and therefore effectively subordinated to any current or future secured indebtedness.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

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

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise holders of

Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. Downgrades to the credit rating assigned to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

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

We may not be able to repurchase the Notes upon certain change in control events described in the agreement under which the Notes were issued (each, a “Change of Control Repurchase Event”) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate the Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indentures governing the Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our other indebtedness that is not waived by the required lenders or debt holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

RISKS RELATED TO OUR SBIC FUNDS

We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders.

We, through the Funds, have outstanding SBIC debentures guaranteed by the SBA. The debentures guaranteed by the SBA have a maturity of ten years from the date of issuance and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of the Funds over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us.

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Stockholders may have current tax liability on dividends they elect to reinvest in our common stock but would not receive cash from such dividends to pay such tax liability.

If stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the dividend that they have elected to have reinvested in our common stock.

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

GENERAL RISK FACTORS

Events outside of our control, including public health crises, supply-chain disruptions and inflation, could negatively affect our portfolio companies and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. The COVID-19 pandemic had a significant adverse effect on the U.S. economy, particularly in the second quarter of 2020. Although certain economic conditions in the United States improved in 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of the Omicron variant, and risks remain with respect to local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, the pandemic has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, as well as the economy in general.

This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third-party vendors and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation in 2021 and 2022, as well as inflation in other costs, such as labor, packaging, freight and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and the ultimate duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results and financial condition.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our financial results, including investment income received from our investments and the underlying value of those investments. The COVID-19 pandemic has adversely impacted the fair value of certain of our investments, including those reported as of December 31, 2021, and the values reported may differ materially from the values that we may ultimately realize with respect to our investments. We may need to restructure our investments in certain portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal or the life of our investment or reduce the amount or extend the time of payment of interest or dividends, among other things. Depending on the duration of the COVID-19 pandemic and the extent of its continuing effects on our portfolio companies' operations and our operating results, any future dividends to our stockholders may be for amounts less than our historical dividends, may be paid less frequently than historical practices and may also include return of capital.

The 1940 Act generally prohibits us, as a BDC, from incurring indebtedness unless immediately after such borrowing we have an asset coverage, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met). In addition, the terms of our senior securities may contain similar limitations or covenants requiring our compliance with the 1940 Act asset coverage requirements, and other affirmative and negative covenants. A continued significant decrease in the value of our Investment Portfolio, due to the effects of the COVID-19 pandemic or otherwise, resulting in significant reductions of our net asset value increases the risk of us not meeting the required asset coverage requirement under the 1940 Act or breaching covenants under our senior securities. Any such result could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay dividends to our stockholders and attributes thereof.

We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.

At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.

Additionally, the Federal Reserve is expected to raise the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

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

Although we have been able to secure access to additional liquidity, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Technological innovations and industry disruptions may negatively impact us.

Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

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

COMMON STOCK AND HOLDERS

Our common stock is traded on the NYSE under the symbol “MAIN.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock as reported on the NYSE, and the sales price as a percentage of the net asset value per share of our common stock.

					Premium
				Premium of	(Discount) of
				High Sales	Low Sales
		Price Range		Price to	Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2022
First Quarter (through February 24, 2022)	*	$41.08	$44.88	*	*
Year ended December 31, 2021
Fourth Quarter	$25.29	$46.61	$41.35	84%	64%
Third Quarter	24.27	42.81	40.20	76%	66%
Second Quarter	23.42	43.41	38.14	85%	63%
First Quarter	22.65	39.56	31.35	75%	38%
Year ended December 31, 2020
Fourth Quarter	$22.35	$32.59	$27.39	46%	23%
Third Quarter	21.52	33.01	28.66	53%	33%
Second Quarter	20.85	35.82	17.34	72%	(17)%
First Quarter	20.73	45.00	15.74	117%	(24)%

*Net asset value has not yet been determined for the first quarter of 2022.

(1)	Net asset value per share, or NAV, is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.

On February 24, 2022, the last sale price of our common stock on the NYSE was $41.67 per share, and there were approximately 434 holders of record of the common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The net asset value per share of our common stock on December 31, 2021 was $25.29, and the premium of the February 24, 2022 closing price of our common stock was 77% to this net asset value per share.

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

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2021, we issued a total of 404,384 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2021 was approximately $16.3 million.

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

STOCK PERFORMANCE GRAPH

The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2021 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the Main Street Peer Group (as defined below). This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF STOCKHOLDER RETURN(1)

Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW

Regional Bank Index, and the Main Street Peer Group(2)

(For the Period October 5, 2007 to December 31, 2021)

TOTAL RETURN PERFORMANCE SINCE IPO

$1040
$960
$880
$800
$720
$640
$560
$480
$400
$320
$240
$160
$80
$0
10/2007
10/2008
10/2009
10/2010
10/2011
11/2012
11/2013
11/2014
11/2015
11/2016
12/2017
12/2018
12/2019
12/2020
12/2021
MAIN (886.57%)
Main Street Peer Group (646.26%)
S&P 500 (314.14%)
Russell 2000 (228.74%)
KBW Regional Bank Index (36.42%)

(1)	Total return includes reinvestment of dividends through December 31, 2021.
(2)	The Main Street Peer Group is composed of Apollo Investment Corp., Ares Capital Corporation, Barings BDC, Inc., Blackrock Capital Investment Corp., Crescent Capital BDC Inc, TCG BDC, Inc, Capital Southwest Corporation, Fidus Investment Corporation, FS KKR Capital Corp., Gladstone Investment Corporation, Golub Capital BDC, Inc., Goldman Sachs BDC, Inc., Hercules Capital Inc., Monroe Capital Corporation, Newtek Business Services Corp., New Mountain Finance Corporation, Oaktree Specialty Lending Corp., OFS Capital Corporation, PennantPark Floating Rate Capital Ltd., PennantPark Investment Corp., Prospect Capital Corporation, Saratoga Investment Corp., Stellus Capital Investment Corp., Solar Capital Ltd., Solar Senior Capital Ltd, BlackRock TCP Capital Corp., Triplepoint Venture Growth BDC Corp., Sixth Street Specialty Lending, Inc., and WhiteHorse Finance, Inc.

Item 6. [Reserved.]

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

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended December 31, 2021, we continued to work collectively with our employees and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and the related labor and supply constraints, rising costs, and supply chain disruptions. We remain focused on ensuring the safety of our employees and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, we remain heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. We continue to maintain access to multiple sources of liquidity, including cash, unused capacity under our Credit Facility and, as discussed under Liquidity and Capital Resources, access to capital markets for both equity and unsecured note issuances. As of December 31, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of December 31, 2021.

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

INVESTMENT PORTFOLIO ACTIVITY

The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for our LMM portfolio, 8.0% for our Private Loan portfolio and 6.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of leverage, or debt capital, in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	70	63	42
Fair value	$1,285.5	$740.4	$445.6
Cost	$1,104.6	$769.0	$488.9
Debt investments as a % of portfolio (at cost)	65.8%	93.8%	93.0%
Equity investments as a % of portfolio (at cost)	34.2%	6.2%	7.0%
% of debt investments at cost secured by first priority lien	98.1%	95.4%	92.4%
Weighted-average annual effective yield (b)	11.6%	8.7%	7.9%
Average EBITDA (c)	$5.3	$58.1	$76.5

(a)	At December 31, 2020, we had equity ownership in approximately 99% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 10.4% for our LMM portfolio, 8.4% for our Private Loan portfolio and 7.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of leverage, or debt capital, in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, four Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the years ended December 31, 2021 and 2020, we achieved an annualized total return on investments of 16.6% and 4.1%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of leverage, or debt capital, in our capital structure, our expenses or any sales load paid by an investor.

As of December 31, 2021, we had Other Portfolio investments in thirteen companies, collectively totaling approximately $166.1 million in fair value and approximately $173.7 million in cost basis and which comprised approximately 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, we had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% and 5.0% of our Investment Portfolio at fair value and cost, respectively.

As of December 31, 2021, we had one short-term portfolio investment, which was a secured debt investment that had approximately $2.0 million in both fair value and in cost basis and which comprised approximately 0.1% of our Investment Portfolio at both fair value and cost. As of December 31, 2020, we held no short-term investments.

As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2021, this investment had a fair value of approximately $140.4 million and a cost basis of $29.5 million, which comprised approximately 3.9% and 0.9% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, this investment had a fair value of approximately $116.8 million and a cost basis of $29.5 million, which comprised approximately 4.3% and 1.2% of our Investment Portfolio at fair value and cost, respectively.

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

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2021 and 2020, our Investment Portfolio valued at fair value represented approximately 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of December 31, 2021 and 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.9. – Income Taxes” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2021, 2020 and 2019 (i) approximately 2.6%, 2.8% and 2.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6%, 0.8% and 1.0%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments as of December 31, 2021 and 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, which are discussed in the “Investment Portfolio Activity” section above).

Cost:	December 31, 2021	December 31, 2020
First lien debt	82.5%	77.0%
Equity	16.2%	19.0%
Second lien debt	0.6%	2.7%
Equity warrants	0.3%	0.5%
Other	0.4%	0.8%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
First lien debt	74.3%	70.0%
Equity	24.6%	26.4%
Second lien debt	0.5%	2.4%
Equity warrants	0.2%	0.4%
Other	0.4%	0.8%
	100.0%	100.0%

Our LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors — Risks Related to our Investments” for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of December 31, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.7% of its fair value and 3.3% of its cost. As of December 31, 2020, our total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2021 and 2020. The comparison of, and changes between, the fiscal years ended December 31, 2020 and 2019 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.

Comparison of the years ended December 31, 2021 and 2020

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Total investment income	$289,047	$222,614	$66,433	30%
Total expenses	(106,382)	(84,669)	(21,713)	26%
Net investment income	182,665	137,945	44,720	32%
Net realized gain (loss) from investments	45,336	(115,947)	161,283	NM
Net realized loss on extinguishment of debt	—	(534)	534	NM
Net unrealized appreciation (depreciation) from investments	135,624	(6,082)	141,706	NM
Unrealized appreciation from SBIC debentures	—	460	(460)	NM
Total net unrealized appreciation (depreciation)	135,624	(5,622)	141,246	NM
Income tax benefit (provision)	(32,863)	13,541	(46,404)	NM
Net increase in net assets resulting from operations	$330,762	$29,383	$301,379	NM

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$182,665	$137,945	$44,720	32%
Share‑based compensation expense	10,887	10,828	59	1%
Distributable net investment income(a)	$193,552	$148,773	$44,779	30%
Net investment income per share—Basic and diluted	$2.65	$2.10	$0.55	26%
Distributable net investment income per share—Basic and diluted(a)	$2.81	$2.26	$0.55	24%

NM	Net Change % not meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the year ended December 31, 2021 was $289.0 million, a 30% increase from the $222.6 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$193,667	$173,676	$19,991	12%	(a)
Dividend Income	81,153	36,373	44,780	123%	(b)
Fee Income	14,227	12,565	1,662	13%	(c)
Total Investment Income	$289,047	$222,614	$66,433	30%	(d)

(a)	The increase in interest income was primarily due to (i) a $17.4 million increase related to higher average levels of Investment Portfolio debt investments and (ii) a $2.5 million increase related to repayment, repricing and other activities related to certain Investment Portfolio debt investments.
(b)	The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts of the COVID-19 pandemic in 2020 and (ii) a $11.8 million increase related to elevated dividend income considered to be less consistent or non-recurring.
(c)	The increase in fee income was primarily due to a $3.4 million increase in fees from origination of debt investments resulting from higher new investment activity, partially offset by a $2.3 million decrease in fees from refinancing and prepayment of debt investments.
(d)	The increase in total investment income includes the impact of certain income considered less consistent or non-recurring, including (i) a $11.8 million increase in dividend income and (ii) a $0.3 million net increase in interest income and fee income related to accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the year ended December 31, 2021 were $106.4 million, a 26% increase from $84.7 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Employee compensation expenses	$33,002	$17,504	$15,498	89%	(a)
Deferred compensation plan expense	1,440	1,477	(37)	(3)%
Total compensation expense	34,442	18,981	15,461	81%
G&A expense	12,494	12,702	(208)	(2)%
Interest expense	58,836	49,587	9,249	19%	(b)
Share-based compensation expense	10,887	10,828	59	1%
Gross expenses	116,659	92,098	24,561	27%
Allocation of expenses to the external investment manager	(10,277)	(7,429)	(2,848)	38%	(c)
Total expenses	$106,382	$84,669	$21,713	26%

(a)	The increase in employee compensation expenses was primarily due to an increase in our variable incentive compensation accruals related to our improved operating results in 2021.
(b)	The increase in interest expense is primarily related to increased leverage levels to support our investment activity in the year ended December 31, 2021 as compared to the prior year. These borrowings included (i) an aggregate of $500.0 million in aggregate principal amount of our 3.00% Notes issued in January and October 2021 and (ii) an additional $125.0 million aggregate principal amount which we issued under our 5.20% Notes in July 2020, partially offset by decreased interest expense relating to our Credit Facility due to the lower average balance outstanding and the lower average interest rate.

(c)	The increase in the allocation of expenses to the External Investment Manager primarily relates to the impact of the transaction in October 2020, whereby the External Investment Manager became the sole investment adviser to MSC Income and the increased assets under management by the External Investment Manager.

Net Investment Income

Net investment income for the year ended December 31, 2021 increased 32% to $182.7 million, or $2.65 per share, compared to net investment income of $137.9 million, or $2.10 per share, for the prior year. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes, as well as the increase in weighted average shares outstanding for the year ended December 31, 2021, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income on a per share basis includes the impacts of an increase of $0.17 per share due to the increase in investment income from certain dividend income activity considered less consistent or non-recurring, as discussed above.

Distributable Net Investment Income

Distributable net investment income for the year ended December 31, 2021 increased 30% to $193.6 million, or $2.81 per share, compared with $148.8 million, or $2.26 per share, in the prior year. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, both as discussed above. The increase in distributable net investment income on a per share basis for the year ended December 31, 2021 also reflects the impacts of the increase in investment income from certain dividend activity considered less consistent or non-recurring and a greater number of average shares outstanding compared to the prior year, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $45.3 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$51,019	7	$-	-	$(10,925)	1	$(493)	$39,601
Private Loan Portfolio	5,547	2	-	-	-	-	45	5,592
Middle Market Portfolio	(3,749)	3	6,153	1	(4,528)	1	464	(1,660)
Other Portfolio	(4,449)	1	5,920	4	-	-	351	1,822
Short-term Portfolio	-	-	-	-	-	-	(19)	(19)
Total net realized gain/(loss)	$48,368	13	$12,073	5	$(15,453)	2	$348	$45,336
(a)	Other activity includes realized gains and losses from transactions involving 27 portfolio companies which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $115.9 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$(5,937)	5	$(12,880)	5	$-	-	$(262)	$(19,079)
Private Loan Portfolio	(29,075)	2	-	-	(14,914)	2	(627)	(44,616)
Middle Market Portfolio	(22,503)	6	-	-	(30,594)	4	(58)	(53,154)
Other Portfolio	-	-	-	-	-	-	903	903
Total Net Realized Gain/(Loss)	$(57,514)	13	$(12,880)	5	$(45,509)	6	$(44)	$(115,947)
(a)	Other activity includes realized gains and losses from transactions involving 37 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $135.6 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
		Private	Middle
	LMM(a)	Loan	Market	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(27.5)	$(3.7)	$1.5	$4.2		$(25.5)
Net unrealized appreciation (depreciation) relating to portfolio investments	107.2	17.2	(3.7)	40.4	(b)	161.1
Total net unrealized appreciation (depreciation) relating to portfolio investments	$79.7	$13.5	$(2.2)	$44.6		$135.6

(a)	Includes unrealized appreciation on 43 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)	Includes (i) $23.7 million of unrealized appreciation relating to the External Investment Manager and (ii) $16.3 million of net unrealized appreciation relating to the Other Portfolio.

The following table provides a summary of the total net unrealized depreciation of $5.6 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
		Private	Middle
	LMM(a)	Loan	Market	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$11.0	$48.4	$50.0	$0.0		$109.4
Net unrealized appreciation (depreciation) relating to portfolio investments	(34.7)	(34.6)	(43.1)	(3.0)	(b)	(115.5)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(23.7)	$13.7	$6.9	$(3.0)		$(6.1)

Unrealized appreciation relating to SBIC debentures (c)						0.5
Total net unrealized depreciation						$(5.6)

(a)	Includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 34 LMM portfolio investments.
(b)	Includes $16.5 million of net unrealized depreciation relating to the Other Portfolio, partially offset by $12.7 million of unrealized appreciation relating to the External Investment Manager.
(c)

Relates to unrealized depreciation on the SBIC debentures previously issued by Main Street Capital II, LP, a former wholly owned SBIC whose activities have been wound down, which were accounted for on a fair value basis.

Income Tax Benefit (Provision)

The income tax provision for the year ended December 31, 2021 of $32.9 million principally consisted of (i) a deferred tax provision of $27.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary and permanent book-tax differences, and (ii) a current tax provision of $5.7 million related to a $2.6 million provision for excise tax on our estimated undistributed taxable income and a $3.1 million provision for current U.S. federal and state income taxes.

The income tax benefit for the year ended December 31, 2020 of $13.5 million principally consisted of a deferred tax benefit of $14.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary and permanent book-tax differences, partially offset by a current tax provision of $0.5 million, primarily related to a $1.6 million provision for excise tax on our estimated undistributed taxable income and a $1.1 million benefit for current U.S. federal and state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the year ended December 31, 2021 was $330.8 million, or $4.80 per share, compared with $29.4 million, or $0.45 per share, during the year ended December 31, 2020. The tables above provide a summary of the reasons for the change in Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the year ended December 31, 2021, we realized a net increase in cash and cash equivalents of $0.7 million, which is the net result of $515.4 million of cash used in our operating activities and $516.1 million of cash provided by our financing activities.

The $515.4 million of cash used in our operating activities resulted primarily from cash uses totaling $1,763.8 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2020, partially offset by (i) cash proceeds totaling $1,054.5 million from the sales and repayments of debt investments and sales of and return on capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $171.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $22.2 million related to changes in other assets and liabilities.

The $516.1 million of cash provided by our financing activities principally consisted of (i) $500.0 million in cash proceeds from the initial and follow-on issuances of the 3.00% Notes, (ii) $98.9 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (iii) $80.2 million in cash proceeds from the issuance of SBIC debentures and (iv) $51.0 million in net proceeds from the Credit Facility, partially offset by (i) $160.5 million in cash dividends paid to stockholders, (ii) $40.0 million in repayment of SBIC debentures, (iii) $8.2 million for debt issuance premiums, net of payments of deferred debt issuance costs, SBIC debenture fees and other costs, and (iv) $5.3 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

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

The $30.8 million of cash provided by our financing activities principally consisted of (i) $125.0 million in proceeds from the follow-on issuance of the 5.20% Notes in July 2020, (ii) $84.4 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (iii) $40.0 million in cash proceeds from the issuance of SBIC debentures and (iv) $0.7 million for debt issuance premiums, net of payments of deferred debt issuance costs, SBIC debenture fees and other costs, partially offset by (i) $144.5 million in cash dividends paid to stockholders, (ii) $42.0 million in repayment of SBIC debentures, (iii)  $31.0 million in net repayments on the Credit Facility and (iv) $1.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

Capital Resources

As of December 31, 2021, we had $32.6 million in cash and cash equivalents and $535.0 million of unused capacity under the Credit Facility, before considering the accordion feature discussed below, which we maintain to support our investment and operating activities. As of December 31, 2021, our net asset value totaled $1,788.8 million, or $25.29 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of December 31, 2021, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed us to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments. As of December 31, 2021, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of December 31, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of December 31, 2021) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of December 31, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of December 31, 2021, we had $320.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date of January 1, 2022 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2021 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is approximately 6.1 years as of December 31, 2021. During the year ended December 31, 2021, Main Street issued $80.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes in accordance with the

1940 Act and the rules promulgated thereunder. As of December 31, 2021, the outstanding principal balance of the 4.50% Notes was $185.0 million.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes  and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of December 31, 2021, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2021, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of December 31, 2021, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2021, the outstanding principal balance of the 3.00% Notes was $500.0 million.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of December 31, 2021, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”).

During the year ended December 31, 2021, we sold 2,332,795 shares of our common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of December 31, 2021, 3,380,577 shares remained available for sale under the ATM Program.

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

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Private Loan and Middle Market portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments. We may also invest in short-term portfolio investments that are atypical of our LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Short-term portfolio investments consist primarily of investments in secured debt investments and independently rated debt investments.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2021 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

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

Inflation

Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few quarters as a result of the COVID-19 pandemic and related supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to impact their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative impact on the fair value of our investments in these portfolio companies. The combined impacts of these impacts in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2021, we had a total of $236.3 million in outstanding commitments comprised of (i) sixty-seven investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of December 31, 2021, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
SBIC debentures	$—	$16,000	$63,800	$-	$—	$270,200	$350,000
Interest due on SBIC debentures	10,133	9,899	8,455	7,228	7,228	15,565	58,508
4.50% Notes due 2022	185,000	—	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	—	—	—	—	—	8,325
5.20% Notes due 2024	—	—	450,000	—	—	—	450,000
Interest due on 5.20% Notes due 2024	23,400	23,400	11,700	—	—	—	58,500
3.00% Notes due 2026	—	—	—	—	500,000	—	500,000
Interest due on 3.00% Notes due 2026	15,017	15,000	15,000	15,000	15,000	15,000	90,017
Operating Lease Obligation (1)	790	804	818	832	846	933	5,023
Total	$242,665	$65,103	$549,773	$23,060	$523,074	$301,698	$1,705,373

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of December 31, 2021, we had $320.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is scheduled to mature in April 2026.

Related Party Transactions

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At December 31, 2021, we had a receivable of $5.6 million due from the External Investment Manager, which included $3.3 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note B.9. and Note D in the notes to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K) and $2.3 million of dividends declared but not paid by the External Investment Manager. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients. See Note A.1 and Note D in the notes to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information regarding the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was terminated.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of our officers and employees (and certain of their immediate family members) made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. In February 2022, we increased our commitment to the Private Loan Fund from $10.0 million to $15.0 million. Our investment in the Private Loan Fund was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Additionally, we provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 and amended November 30, 2021 and December 29, 2021 (as amended, the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $85.0 million. Borrowings under the Private Loan Fund Loan bore interest at a fixed rate of 5.00% per annum and matured on February 28, 2022. The Private Loan Fund Loan was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the Private Loan Fund Loan and the Private Loan Fund Loan was terminated.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2021, $15.8 million of compensation and dividend reinvestments, plus net unrealized gains and losses and investment income and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan).  Of this amount, $7.3 million had been deferred into phantom Main Street stock units, representing 162,040 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

In February 2022, we declared a supplemental cash dividend of $0.075 per share payable in March 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the first quarter of 2022 of $0.215 per share for each of January, February and March 2022.

During February 2022, we declared regular monthly dividends of $0.215 per share for each month of April, May and June of 2022. These regular monthly dividends equal a total of $0.645 per share for the second quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the second quarter of 2021. Including the supplemental dividend declared for March 2022 and the regular monthly dividends declared for the first and second quarter of 2022, we will have paid $33.540 per share in cumulative dividends since our October 2007 initial public offering.

On February 23, 2022, our Board of Directors unanimously approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of February 23, 2023, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. The Board also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to the Company at the 2022 Annual Meeting of Stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2021, approximately 70.9% of our debt investment portfolio (at cost) bore interest at floating rates, 92.8% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes, 5.20% Notes and 3.00% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(330)	$320	$(10)	$—
(100)	(289)	320	31	—
(50)	(242)	320	78	—
(25)	(218)	320	102	—
25	381	(800)	(419)	(0.01)
50	787	(1,600)	(813)	(0.01)
75	1,514	(2,400)	(886)	(0.01)
100	4,766	(3,200)	1,566	0.02
125	8,994	(4,000)	4,994	0.07
150	13,455	(4,800)	8,655	0.12

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) and the financial highlights for each of the five years in the period ended December 31, 2021. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the five years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to it relates.

Fair Value Investments

As described further in Note C to the financial statements, the Company’s investments at fair value were $3,561,831 thousand at December 31, 2021, of which $3,559,837 thousand were categorized as Level 3 investments within the fair value hierarchy. Management’s valuation techniques for Level 3 investments includes a combination of investments measured using significant unobservable inputs and assumptions and investments measured using quoted prices by independent sources. Level 3 investment values, for which quoted prices by independent sources are not available or appropriate, are generally based on valuation techniques, such as the income and market approach, that require inputs that are significant to the overall fair value measurement and are unobservable. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

The principal considerations for our determination that fair value of Level 3 investments measured using significant unobservable inputs is a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of auditor judgement and subjectivity, in addition to the use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over management’s process to determine investment fair value. Specifically, we identified and tested key attributes of management’s fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.
●	With the assistance of internal valuation specialists to evaluate and test management’s process to develop the valuation estimates, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company’s reporting date were reasonable. We tested certain key inputs/assumptions tested for a sample of investments, including the following, as applicable:
●enterprise values,
●weighted average cost of capital (“WACC”),
●discount rates,
●forecasted cash flows and long-term growth rates,
●discount for lack of marketability,
●market multiples,
●weighting between valuation techniques,
●risk adjusted discount factor,
●percentage of expected principal recovery,
●third party quotes, in conjunction with other inputs, and
●	third-party appraisals.

●	In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 25, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 25, 2022

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Investments at fair value:
Control investments (cost: $1,107,597 and $831,490 as of December 31, 2021 and December 31, 2020, respectively)	$1,489,257	$1,113,725
Affiliate investments (cost: $578,539 and $416,479 as of December 31, 2021 and December 31, 2020, respectively)	549,214	366,301
Non‑Control/Non‑Affiliate investments (cost: $1,573,110 and $1,268,740 as of December 31, 2021 and December 31, 2020, respectively)	1,523,360	1,204,840
Total investments (cost: $3,259,246 and $2,516,709 as of December 31, 2021 and December 31, 2020, respectively)	3,561,831	2,684,866
Cash and cash equivalents	32,629	31,919
Interest receivable and other assets	56,488	49,761
Receivable for securities sold	35,125	—
Deferred financing costs (net of accumulated amortization of $9,462 and $8,477 as of December 31, 2021 and December 31, 2020, respectively)	4,217	2,818
Total assets	$3,690,290	$2,769,364
LIABILITIES
Credit facility	$320,000	$269,000
3.00% Notes due 2026 (par: $500,000 as of December 31, 2021)	497,609	—
5.20% Notes due 2024 (par: $450,000 as of both December 31, 2021 and December 31, 2020)	451,272	451,817
SBIC debentures (par: $350,000 and $309,800 as of December 31, 2021 and December 31, 2020, respectively)	342,731	303,972
4.50% Notes due 2022 (par: $185,000 as of both December 31, 2021 and December 31, 2020)	184,444	183,836
Accounts payable and other liabilities	40,469	20,833
Payable for securities purchased	5,111	—
Interest payable	14,926	8,658
Dividend payable	15,159	13,889
Deferred tax liability, net	29,723	2,592
Total liabilities	1,901,444	1,254,597
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 70,700,885 and 67,674,853 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	707	677
Additional paid‑in capital	1,736,346	1,615,940
Total undistributed (overdistributed) earnings	51,793	(101,850)
Total net assets	1,788,846	1,514,767
Total liabilities and net assets	$3,690,290	$2,769,364
NET ASSET VALUE PER SHARE	$25.29	$22.35

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2021	2020	2019
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$122,277	$81,155	$92,414
Affiliate investments	51,278	32,435	34,732
Non‑Control/Non‑Affiliate investments	115,492	109,024	116,227
Total investment income	289,047	222,614	243,373
EXPENSES:
Interest	(58,836)	(49,587)	(50,258)
Compensation	(34,442)	(18,981)	(19,792)
General and administrative	(12,494)	(12,702)	(12,546)
Share‑based compensation	(10,887)	(10,828)	(10,083)
Expenses allocated to the External Investment Manager	10,277	7,429	6,672
Total expenses	(106,382)	(84,669)	(86,007)
NET INVESTMENT INCOME	182,665	137,945	157,366
NET REALIZED GAIN (LOSS):
Control investments	6,494	(59,594)	4,797
Affiliate investments	17,181	2,203	(565)
Non‑Control/Non‑Affiliate investments	21,661	(58,556)	(19,344)
Realized loss on extinguishment of debt	—	(534)	(5,689)
Total net realized gain (loss)	45,336	(116,481)	(20,801)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	99,420	37,924	(980)
Affiliate investments	21,989	(29,038)	990
Non‑Control/Non‑Affiliate investments	14,215	(14,968)	(10,214)
SBIC debentures	—	460	4,450
Total net unrealized appreciation (depreciation)	135,624	(5,622)	(5,754)
INCOME TAXES:
Federal and state income, excise and other taxes	(5,732)	(590)	(3,546)
Deferred taxes	(27,131)	14,131	2,304
Income tax benefit (provision)	(32,863)	13,541	(1,242)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$330,762	$29,383	$129,569
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$2.65	$2.10	$2.50
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$4.80	$0.45	$2.06
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	68,960,923	65,705,963	62,960,591

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	Paid‑In	Undistributed	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2018	61,264,861	$613	$1,409,945	$65,491	$1,476,049
Public offering of common stock, net of offering costs	2,259,729	23	89,246	—	89,269
Share‑based compensation	—	—	10,083	—	10,083
Purchase of vested stock for employee payroll tax withholding	(103,730)	(1)	(3,941)	—	(3,942)
Dividend reinvestment	441,927	4	18,081	—	18,085
Amortization of directors’ deferred compensation	—	—	866	—	866
Issuance of restricted stock, net of forfeited shares	390,150	4	(4)	—	—
Dividends to stockholders	—	—	401	(183,990)	(183,589)
Reclassification for certain permanent book-to-tax differences			(12,242)	12,242	—
Net increase resulting from operations	—	—	—	129,569	129,569
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	2,662,777	27	84,354	—	84,381
Share‑based compensation	—	—	10,828	—	10,828
Purchase of vested stock for employee payroll tax withholding	(89,447)	(1)	(1,890)	—	(1,891)
Dividend reinvestment	517,796	4	16,230	—	16,234
Amortization of directors’ deferred compensation	—	—	853	—	853
Issuance of restricted stock, net of forfeited shares	417,969	4	(4)	—	—
Dividends to stockholders	—	—	385	(161,796)	(161,411)
Reclassification for certain permanent book-to-tax differences	—	—	(7,251)	7,251	—
Net increase resulting from operations	—	—	—	29,383	29,383
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	2,345,554	24	98,865	—	98,889
Share‑based compensation	—	—	10,887	—	10,887
Purchase of vested stock for employee payroll tax withholding	(134,238)	(1)	(5,302)	—	(5,303)
Dividend reinvestment	404,384	4	16,279	—	16,283
Amortization of directors’ deferred compensation	—	—	652	—	652
Issuance of restricted stock, net of forfeited shares	359,289	3	(3)	—	—
Dividends to stockholders	—	—	406	(178,497)	(178,091)
Reclassification for certain permanent book-to-tax differences	—	—	(1,378)	1,378	—
Net increase resulting from operations	—	—	—	330,762	330,762
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended
	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$330,762	$29,383	$129,569
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(1,763,755)	(669,007)	(664,062)
Proceeds from sales and repayments of debt investments in portfolio companies	920,828	443,573	439,363
Proceeds from sales and return of capital of equity investments in portfolio companies	133,644	34,439	38,536
Net unrealized (appreciation) depreciation	(135,624)	5,622	5,754
Net realized (gain) loss	(45,336)	116,481	20,801
Accretion of unearned income	(15,619)	(11,756)	(12,070)
Payment-in-kind interest	(7,573)	(6,225)	(5,018)
Cumulative dividends	(1,739)	(1,791)	(2,382)
Share-based compensation expense	10,887	10,828	10,083
Amortization of deferred financing costs	2,998	2,513	3,717
Deferred tax (benefit) provision	27,131	(14,131)	(2,304)
Changes in other assets and liabilities:
Interest receivable and other assets	(5,504)	4,599	(6,680)
Interest payable	6,268	1,366	1,251
Accounts payable and other liabilities	20,289	(2,846)	7,436
Deferred fees and other	6,970	2,868	2,172
Net cash used in operating activities	(515,373)	(54,084)	(33,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	98,889	84,381	89,269
Proceeds from public offering of 5.20% Notes due 2024	-	125,000	325,000
Proceeds from public offering of 3.00% Notes due 2026	500,000	-	-
Dividends paid	(160,537)	(144,462)	(164,278)
Proceeds from issuance of SBIC debentures	80,200	40,000	-
Repayments of SBIC debentures	(40,000)	(42,000)	(34,000)
Redemption of 4.50% Notes due 2019	-	-	(175,000)
Proceeds from credit facility	1,100,000	399,000	639,000

	Year Ended
	December 31,
	2021	2020	2019
Repayments on credit facility	(1,049,000)	(430,000)	(640,000)
Debt issuance premiums (costs), net	(8,166)	729	(1,150)
Purchases of vested stock for employee payroll tax withholding	(5,303)	(1,891)	(3,942)
Net cash provided by financing activities	516,083	30,757	34,899

Net increase (decrease) in cash and cash equivalents	710	(23,327)	1,065
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,919	55,246	54,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,629	$31,919	$55,246

Supplemental cash flow disclosures:
Interest paid	$50,729	$45,582	$45,167
Taxes paid	$2,233	$3,136	$2,300
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$5,240
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$16,283	$16,234	$18,085

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	$4,945	$4,736	$4,736
			Preferred Member Units		8/16/2019	3,200				3,200	-
			Preferred Member Units		5/20/2021	2,427				2,427	4,894
			Warrants	(27)	8/16/2019	420		8/16/2029		316	-
										10,679	9,630
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%	7/31/2022	200	200	200
			Secured Debt		8/1/2013		13.00%	7/31/2022	1,650	1,636	1,636
			Member Units		8/1/2013	1,500				1,500	720
										3,336	2,556
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%	8/16/2023	4,794	4,635	3,005
			Preferred Member Units		11/16/2017	3,725,862				3,726	-
										8,361	3,005
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%	10/31/2024	711	711	711
			Member Units		10/26/2020	37				1,584	1,930
										2,295	2,641
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9)	12/31/2020		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	39,000	38,687	39,000
			Class A Preferred Member Units	(8)	12/31/2020		14.00%			10,194	10,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%			14,000	23,170
										62,881	72,364
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,060	8,037	8,037
			Preferred Member Units	(8)	1/9/2018	2,950				4,280	7,710
										12,317	15,747
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%	12/11/2024	8,813	8,813	8,813
			Warrants	(27)	7/25/2016	82		7/25/2026		2,132	4,060
			Secured Debt	(30)	7/25/2016		13.00%	12/11/2024	1,000	1,000	1,000
			Preferred Member Units	(8) (30)	7/25/2016	17,742				1,000	1,000
										12,945	14,873
Café Brazil, LLC		Casual Restaurant Group
			Member Units	(8)	6/9/2006	1,233				1,742	2,570

California Splendor Holdings LLC		Processor of Frozen Fruits
			Secured Debt	(9)	3/30/2018		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,915	27,915
			Preferred Member Units	(8) (19)	7/31/2019	6,725	15.00% PIK			9,510	9,510
			Preferred Member Units	(8)	3/30/2018	6,157				10,775	13,275
										48,200	50,700

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
CBT Nuggets, LLC		Produces and Sells IT Training Certification Videos
			Member Units	(8)	6/1/2006	416				1,300	50,620

Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	9,416	9,370	8,864
			Preferred Member Units		1/4/2019	12,696				5,840	5,840
										15,210	14,704
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	17,817	17,738	17,817
			Member Units	(8)	2/26/2018	4,347				11,440	24,140
			Member Units	(8) (30)	11/2/2018	1,047,146				1,322	1,540
										30,500	43,497
Charps, LLC		Pipeline Maintenance and Construction
			Unsecured Debt		8/26/2020		10.00%	1/31/2024	5,694	4,599	5,694
			Preferred Member Units	(8)	2/3/2017	1,829				1,963	13,990
										6,562	19,684
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	10,480	10,401	10,401
			Member Units	(8)	12/20/2016	717				7,280	10,250
			Secured Debt		12/20/2016		10.00%	12/20/2036	1,081	1,071	1,071
			Member Units	(30)	12/20/2016	800				210	530
										18,962	22,252
CMS Minerals Investments		Oil & Gas Exploration & Production
			Member Units	(8) (30)	4/1/2016	100				1,838	1,974

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	42,497	42,117	42,484
			Preferred Member Units	(8) (30)	3/6/2020	587				8,317	47,640
										50,434	90,124
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	24,570	24,351	24,351
			Preferred Member Units	(8)	3/31/2021	17,280				7,680	9,130
										32,031	33,481
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		10.00% (L+9.00%, Floor 1.00%)	1/29/2024	6,477	6,452	6,477
			Preferred Member Units	(8)	1/29/2019	1,975				1,975	12,000
										8,427	18,477
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.8%				710	710

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		5.00%	12/31/2025	8,892	8,296	7,668
			Preferred Member Units		3/31/2021	9,000				2,610	2,610

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										10,906	10,278
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	16,853	16,801	16,801
			Preferred Member Units	(8)	4/1/2018	3,857				9,501	9,835
										26,302	26,636
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2024	24,070	23,911	24,048
			Preferred Stock	(8)	2/13/2018	8,400				8,400	18,350
										32,311	42,398
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.50% (L+7.50%, Floor 2.00%)	1/1/2025	21,598	21,535	21,598
			Member Units	(8)	6/24/2016	9,042				17,692	49,700
										39,227	71,298
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9)	7/15/2013		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2022	4,196	4,196	4,196
			Member Units	(8)	7/15/2013	1,200				1,200	2,270
										5,396	6,466
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10% (L+8.00%)	10/29/2026	38,885	38,672	38,885
			Member Units	(8)	12/19/2014	5,879				13,065	46,190
										51,737	85,075
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438				2,980	5,640

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	257	257	257
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,565	13,565	9,717
			Member Units		4/29/2016	3,681				3,681	-
										17,503	9,974
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.3%				2,703	3,971

Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456				718	3,530

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	2,550	2,536	2,550
			Member Units	(8)	11/14/2006	627				811	12,420
										3,347	14,970
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	11,475	11,344	11,344
			Preferred Equity		12/10/2021	3,150				3,150	3,150
										14,494	14,494

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325				783	13,620

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	20,415	20,324	20,324
			Member Units		10/31/2018	581				12,240	12,310
			Secured Debt		10/31/2018		9.00%	10/31/2048	3,915	3,876	3,876
			Member Units	(8) (30)	10/31/2018	800				992	2,460
										37,432	38,970
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,400	3,400	3,400
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	26,079	25,952	8,936
			Member Units		7/28/2017	743,921				16,642	-
										45,994	12,336
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%	3/31/2022	8,250	8,241	5,934
			Preferred Member Units		3/15/2019	66,000				4,400	-
			Preferred Member Units		9/1/2015	4,000				6,000	-
										18,641	5,934
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Unsecured Debt		2/11/2021		5.00%	2/28/2022	63,151	63,151	63,151
			LP Interests	(31)	1/26/2021	12.1%				2,500	2,581
										65,651	65,732
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013					29,500	140,400

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		12.00%	1/17/2022	6,378	6,377	6,378
			Common Stock	(8)	8/18/2014	5,873				2,720	8,840
										9,097	15,218
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955				2,975	13,560

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%	12/31/2025	10,500	10,412	10,412
			Secured Debt		12/31/2020		12.00%	12/31/2025	4,868	4,829	4,829
			Preferred Member Units		12/31/2020	6,987				6,987	7,700
										22,228	22,941
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2023	16,217	16,173	14,045
			Preferred Member Units	(8)	2/28/2018	86,400,000				6,880	2,690
										23,053	16,735
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	(8)	12/22/2011	65,962				3,717	6,440
										5,797	8,520
NuStep, LLC		Designer, Manufacturer and

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
	Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	1,720	1,720	1,720
		Secured Debt		1/31/2017		11.00%	1/31/2025	17,240	17,236	17,240
		Preferred Member Units		1/31/2017	406				10,200	13,500
									29,156	32,460
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%	8/31/2026	18,000	17,831	18,000
		Preferred Member Units	(8)	4/1/2008	900				1,080	20,210
									18,911	38,210
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9)	7/30/2021		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	24,375	24,151	24,151
		Preferred Stock	(8) (30)	7/30/2021	10,000				10,000	10,000
									34,151	34,151
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%	4/27/2025	32,674	32,438	32,674
		Member Units	(8)	4/27/2020	13,800				13,000	26,970
									45,438	59,644
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9)	10/31/2019		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	750	726	726
		Secured Debt	(9)	11/15/2016		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,655	11,655	11,655
		Common Stock	(8)	6/10/2010	2,000				2,150	14,360
									14,531	26,741
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		2/1/2011		13.00%	11/15/2026	1,473	1,465	1,465
		Secured Debt		7/1/2011		13.00%	11/15/2026	5,924	5,808	5,808
		Preferred Member Units		2/1/2011	21,806				5,709	11,160
		Common Stock		1/27/2021	1,037				1,200	710
									14,182	19,143
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000				9,213	2,149

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (30)	12/20/2013	1,500				369	3,280

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	36,360	35,956	35,956
		Preferred Equity		12/15/2021	11,070				11,070	11,070
									47,026	47,026
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt		8/31/2018		12.00%	8/31/2022	16,240	16,181	16,181
		Preferred Member Units		8/31/2018	505				8,579	8,579
									24,760	24,760
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units		1/6/2011	460				1,290	7,280

Trantech Radiator Topco, LLC	Transformer Cooling Products and Services

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		5/31/2019		12.00%	5/31/2024	8,720	8,663	8,712
			Common Stock	(8)	5/31/2019	615				4,655	8,660
										13,318	17,372
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	49.6%				3,828	6,122

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock		12/23/2011	3,000,000				3,000	3,000

VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9)(30)	12/1/2021		7.00% (L+6.00%, Floor 1.00%)	12/1/2026	1,200	1,170	1,169
			Secured Debt	(30)	12/1/2021		11.50%	12/1/2026	30,400	30,100	30,100
			Preferred Equity	(30)	12/1/2021	11,840				11,840	11,840
										43,110	43,109
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%	10/1/2022	625	625	625
			Secured Debt		10/1/2008		6.50%	10/1/2022	1,000	1,000	1,000
			Secured Debt		10/1/2008		14.00%	10/1/2022	2,750	2,750	2,750
			Preferred Member Units		6/30/2015	10,072				2,834	2,130
			Warrants	(27)	7/1/2015	587		10/1/2025		600	-
										7,809	6,505
Subtotal Control Investments (83.3% of net assets at fair value)										$1,107,597	$1,489,257

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$10,202	$10,011	$9,794
			Common Stock		12/11/2020	593,928				3,148	2,079
			Warrants	(27)	12/11/2020	554,353		12/11/2025		-	1,940
										13,159	13,813
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	144	144	144
			Preferred Member Units	(8)	11/7/2014	186				1,200	7,740
										1,344	7,884
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,667	7,092	7,092
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,067	1,963	1,963
			Common Stock		9/1/2021	583				-	-
										9,055	9,055
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	2,508
			Preferred Stock (non-voting)	(8) (14) (19)	12/17/2018		15.00% PIK			162	-
			Member Units		4/8/2016	800,000				800	-
										5,762	2,508
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000				2,256	4,830
										2,576	5,150
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	15.8%				1,000	1,000

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,491	19,491	14,370
			Preferred Member Units	(14) (19)	6/30/2015	6	6.00% PIK			4,770	-
										24,261	14,370
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	20,250	20,050	20,050
			Class A Common Units		12/17/2021	450,000				4,500	4,500
										24,550	24,550
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000				1,500	460

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	4,000	4,000	4,000
			Secured Debt		3/12/2020		8.00%	3/12/2025	19,274	19,139	19,274
			Preferred Member Units	(8)	3/12/2020	154				5,760	15,260
										28,899	38,534
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%				10,256	9,959

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	21,200	20,993	20,993
			Preferred Equity		11/19/2021	5,944				5,944	5,944
										26,937	26,937
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%				6,605	10,329
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%				2,097	3,280
										8,702	13,609
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000				2,000	640

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000				594	547

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	6,400	6,324	6,324
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	21,200	20,996	20,996
			Preferred Equity		10/29/2021	9,360				10,400	10,400
										37,720	37,720
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.3%				5,974	6,078
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%				7,629	7,231
										13,603	13,309
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	12,545	12,435	12,545
			Preferred Member Units	(8)	3/31/2021	226				4,900	6,990
										17,335	19,535
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.2%				3,193	4,712

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.00% (L+6.00%, Floor 1.00%)	1/15/2026	2,585	2,585	2,585
			Secured Debt		12/2/2016		8.00%	1/15/2026	34,800	34,672	34,800
			Preferred Member Units	(8)	12/2/2016	226				2,850	14,680
			Preferred Member Units	(30)	12/2/2016	226				150	770
										40,257	52,835
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%	5/1/2022	3,000	3,000	2,960
			Member Units	(8)	1/8/2003	322,297				2,352	3,210
										5,352	6,170
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	10/20/2015					19,000	14,387

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/3/2021		13.00%	8/1/2026	4,600	4,557	4,557
			Secured Debt		9/1/2021		12.50%	9/1/2026	3,200	3,170	3,170
			Secured Debt		8/3/2021		12.50%	11/30/2026	20,000	19,805	19,805
			Secured Debt	(19)	8/3/2021		12.50% PIK	3/31/2022	8,944	8,944	8,944
			Common Stock		8/3/2021	179,778				1,798	1,798
										38,274	38,274
L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8) (19)	1/1/2019		14.00% PIK			107	107
			Member Units		12/23/2013	2,179,001				2,019	2,557
										2,126	2,664
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(19)	5/20/2014		12.00% PIK	12/31/2022	935	935	935
			Secured Debt	(19)	3/21/2014		12.00% PIK	12/31/2022	954	954	954
			Secured Debt	(19)	5/10/2013		12.00% PIK	12/31/2022	2,055	2,055	2,055
			Secured Debt	(19)	4/18/2011		12.00% PIK	12/31/2022	4,286	4,286	4,286
			Unsecured Debt	(19)	6/5/2017		10.00% PIK	12/31/2022	192	192	192
			Preferred Stock	(14) (19)	4/18/2011	912	7.00% PIK			1,981	-
			Common Stock		4/15/2021	635				830	-
			Warrants	(27)	4/18/2011	4,699		5/10/2023		1,089	-
										12,322	8,422
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	5,600	5,547	5,547
			Preferred Stock		8/6/2021	1,056				1,056	1,056
										6,603	6,603
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17)	6/30/2015		12.00%	1/8/2018	30,369	29,865	-
			Preferred Member Units		1/8/2013	250				2,500	-
										32,365	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	65,850	65,738	65,850
			Preferred Member Units	(8)	8/31/2018	157				1,218	11,570
										66,956	77,420
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	5,320	5,248	5,320
			Common Stock		9/13/2018	70,000				700	1,510
			Warrants	(27)	9/13/2018	18,084		9/13/2028		181	400
										6,129	7,230
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	11,982	11,757	11,757
			Common Stock		8/20/2021	7,866				1,070	1,070
										12,827	12,827
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%	8/31/2025	21,500	21,332	21,332
			Preferred Member Units		8/31/2020	1,571				4,500	4,500
										25,832	25,832
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%	8/9/2026	280	262	262
			Secured Debt		8/9/2021		11.83%	8/9/2026	12,961	12,834	12,834
			Preferred Stock	(8)	8/9/2021	1,280,000				6,400	6,400
										19,496	19,496
UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (19)	10/15/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	397	396	371
			Secured Debt	(9) (19)	8/27/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	1,986	1,974	1,852
			Secured Convertible Debt	(19)	1/1/2021		15.00% PIK	2/20/2025	1,197	1,197	2,375
			Preferred Stock	(8) (19)	8/29/2019	1,133,102	20.00% PIK			1,757	2,833
			Preferred Stock	(14) (19)	8/21/2018	1,521,122	20.00% PIK			2,188	1,498
			Preferred Stock	(14) (19)	1/15/2015	4,336,866	13.50% PIK			7,924	-
			Preferred Stock	(14) (19)	6/30/2017	2,281,682	19.00% PIK			3,667	-
			Common Stock		4/1/2020	945,507				-	-
										19,103	8,929
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(14) (19) (30)	12/7/2016	716,949	14.00% PIK			1,032	-
			Member Units	(30)	12/7/2016	4,000,000				4,000	-
										5,032	-
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	17,434	17,434	17,434
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	409	409	409
			Preferred Member Units		1/26/2015	4,876,670				14,000	5,990
			Warrants	(27)	1/26/2015	1,831,355		1/26/2025		2,576	-
										34,419	23,833
Subtotal Affiliate Investments (30.7% of net assets at fair value)										$578,539	$549,214

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$12,111	$12,005	$12,111
			Secured Debt	(9)	5/26/2021		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	850	841	850
										12,846	12,961
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	22,136	21,734	22,012

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00% (L+6.00%, Floor 1.00%)	11/19/2026	7,067	6,988	6,988

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2025	12,017	11,854	12,017

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14) (17)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	2,980	2,980	89
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	14,370	13,706	431
										16,686	520
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00% (L+7.00%, Floor 1.00%)	11/9/2026	32,605	31,873	31,873
			Common Equity		11/9/2021	234				234	234
										32,107	32,107
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		9.18% (L+7.93%, Floor 1.25%)	12/21/2025	22,500	22,300	22,500

AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		7.50% (L+6.50%, Floor 1.00%)	12/15/2026	13,320	13,005	13,005
			Common Equity		12/15/2021	360				360	360
										13,365	13,365
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	4,694	4,674	4,694
			Preferred Member Units	(8) (19) (30)	11/12/2019	122,416	16.00% PIK			168	208
			Preferred Member Units	(14) (19) (30)	7/6/2018	1,548,387	8.00% PIK			1,671	2,487
										6,513	7,389
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/10/2023	12,194	12,107	12,194
			Member Units		3/10/2017	1,050,000				1,050	730
										13,157	12,924

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,357	5,357	5,337
			Common Stock	(8)	10/1/2020	723,184				1	1,515
										5,358	6,852
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	4,201

Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.6%				7,200	4,269
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.6%				4,350	4,394
										11,550	8,663
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2026	465	429	429
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	20,134	19,803	19,985
										20,232	20,414
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(19) (35)	11/14/2017		9.28% Cash, 0.22% PIK	11/14/2023	28,540	28,399	26,767

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527				1,789	1,789
			Preferred Equity		12/13/2021	596,176				-	-
										1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	15,920	15,775	15,840

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	322,907				6,183	2,852

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,804	2,663

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,756	2,756	33

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	21,681	21,234	21,234

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	14,640

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt	(19)	12/26/2017		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	4,685	4,685	4,227
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	160
										5,159	4,387
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,324	9,259	8,884
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,051	1,051
			Class A Preferred Member Units	(14) (19)	4/13/2018	776,316	8.00% PIK			776	320
										11,086	10,255
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,681	5,638	5,569

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.00%, (L+7.00%, Floor 1.00%)	10/30/2025	31,810	31,238	31,810

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%				3,745	1,599
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%				2,097	777
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				4,047	2,284
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,443	8,276
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%				6,582	2,796
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%				6,082	5,064
										30,996	20,796
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,892	6,819	5,862

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Organizations and Systems
			Secured Debt	(9)(30)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	51,692	51,135	51,135

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (33)	1/4/2021		9.09% (L+8.09%, Floor 1.00%)	1/2/2026	5,400	5,304	5,287

Fortna Acquisition Co., Inc.	(10)	Process, Physical Distribution and Logistics Consulting Services
			Secured Debt		7/23/2019		5.09% (L+5.00%)	4/8/2025	7,595	7,525	7,595

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%	6/28/2024	1,810	1,810	1,672
			Common Stock		6/30/2019	10,429				256	-
										2,066	1,672
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		5.35% (L+5.25%)	12/19/2025	20,710	20,615	20,606

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	18,534	18,440	18,576

Grupo Hima San Pablo, Inc.	(11)	Tertiary Care Hospitals
			Secured Debt	(9) (14) (17)	3/7/2013		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	1,269
			Secured Debt	(14) (17)	3/7/2013		13.75%	10/15/2018	2,055	2,040	49
			Secured Debt	(17)	3/7/2013		12.00%	12/24/2021	147	147	147
										6,691	1,465
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	13,243	13,167	13,243

GS Operating, LLC	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	28,451	28,068	28,451

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,449	3,419	3,059

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,813	14,477	14,887

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		7.00% (L+6.00%, Floor 1.00%)	10/23/2026	25,546	25,546	25,546

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/30/2021		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,088	6,957	7,028

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	9,591	9,419	9,419

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,702	18,471	17,743

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(36)	8/20/2020		7.20%	12/22/2022	6,563	6,563	6,563
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	17,891	16,861	16,861
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			3,235	4,329
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,558,333				1,558	-
										28,217	27,753
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	19,897	19,490	19,490
			Preferred Member Units	(8) (19) (30)	1/31/2018	144	10.00% PIK			120	164
			Preferred Member Units	(8) (19) (30)	5/17/2019	80	20.00% PIK			81	99
			Member Units	(30)	6/17/2016	900				900	730
										20,591	20,483
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00% (L+6.00%, Floor 1.00%)	11/1/2026	8,680	8,487	8,487

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	525	525	525
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,313	7,237	5,233
										7,762	5,758
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,627	20,559	20,527

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,510	17,354	17,510

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,406	7,205	7,258

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,158	5,135	3,865

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/26/2015		8.00% (L+7.00%, Floor 1.00%)	11/4/2024	2,100	2,100	2,100
			Preferred Equity		11/8/2021	2,826,667				314	314
										2,414	2,414
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,034	3,989	3,658
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	1,000	1,004	1,004
			Common Stock		8/21/2019	472,579				4,429	-
										9,422	4,662
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00% (L+6.00%, Floor 1.00%)	12/22/2026	37,895	36,972	36,972
			Common Equity		12/22/2021	1,684,211				1,684	1,684
										38,656	38,656
Klein Hersh, LLC	(10)	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
			Secured Debt	(9)	11/13/2020		7.75% (L+7.00%, Floor 0.75%)	11/13/2025	43,321	42,342	43,278

KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25% (L+7.25%, Floor 1.00%)	10/4/2026	7,581	7,415	7,415

Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		5.72% (L+5.50%)	12/20/2024	11,415	11,345	11,400

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	9,659

LaserAway Intermediate Holdings II, LLC	(11)	Aesthetic Dermatology Service Provider
			Secured Debt	(9)	10/18/2021		6.50% (L+5.75%, Floor 0.75%)	10/14/2027	4,130	4,050	4,115

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.22% (L+5.00%)	5/9/2026	14,625	14,460	14,442

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.3%				1,746	2,541

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,438	17,309	17,438

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,478	4,382	4,382

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	25,850	24,605	24,428

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units		7/1/2015	3				125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88% (L+5.25%, Floor 0.625%)	12/22/2025	17,080	16,995	17,080
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			1,920	1,920
										18,915	19,000
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	17,589	17,267	17,589

MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	11,682	11,531	11,682

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,563	17,781

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	3,987	3,961	2,758

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	31,425	30,837	31,368

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(19)	3/2/2017		9.37% (4.87% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	24,781	24,709	23,154

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		6.50% (L+5.50%, Floor 1.00%)	11/12/2026	10,000	9,952	10,034

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,598	4,598	4,552

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	42,972	42,108	42,323

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%	11/15/2026	4,562	4,562	112

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	14,000	13,861	13,861

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9)	7/6/2020		7.75% (L+6.75%, Floor 1.00%)	7/6/2026	29,738	29,151	29,714

PT Network, LLC	(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
			Secured Debt	(9) (19)	10/12/2017		8.50% (6.50% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,889	8,889	8,889
			Common Stock		1/1/2020	2				-	80
										8,889	8,969
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	19,374	19,193	18,352

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,124	19,789	19,899

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779				46	26
			Warrants	(26)	11/12/2015	187,161		10/20/2025		425	-
										471	26
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	2,800	2,704	2,704

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	18,191	17,997	18,191

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25% (L+6.25%, Floor 1.00%)	11/16/2024	11,145	10,902	10,902

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,247	4,063
			Secured Debt	(9)	9/30/2021		6.00% (L+5.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,497	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25% (L+5.50%, Floor 0.75%)	4/26/2028	11,400	11,295	11,386

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00% (L+6.00%, Floor 1.00%)	10/29/2026	6,282	6,134	6,145
			Common Equity		10/29/2021	95,238				200	200
										6,334	6,345
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/10/2021		7.25% (L+6.25%, Floor 1.00%)	12/13/2026	50,704	49,589	49,589
			Common Equity		12/10/2021	863,636				864	864
										50,453	50,453
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	16,116	16,039	15,620

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	1/0/1900		6.25% (L+5.50%, Floor 0.75%)	10/1/2028	7,700	7,625	7,700

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	10,969	10,753	10,826

Tacala Investment Corp.	(34)	Quick Service Restaurant Group
			Secured Debt	(9)	3/19/2021		4.25% (L+3.50%, Floor 0.75%)	2/5/2027	1,995	1,995	1,994

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	15,109	14,778	15,071

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000				2,000	4,650

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(30)	7/7/2021	1,000,000				1,000	1,000

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	5/17/2017		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	17,088	16,985	12,917

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	37,281	36,510	37,281

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		6.25% (L+5.25, Floor 1.00%)	11/3/2025	5,875	5,111	5,111
			Secured Debt	(9)	11/9/2020		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	14,888	14,524	14,925
										19,635	20,036
Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.10% (L+6.00%)	10/1/2026	17,089	16,905	15,850

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	1,726

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	25,962	25,450	25,450
			Common Equity		11/30/2021	1,038,462				1,038	1,038
										26,488	26,488

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9)	8/17/2021		6.75% (L+5.75%, Floor 1.00%)	8/12/2028	15,000	14,569	14,916

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	4,373	4,288	4,285
			Common Stock		7/19/2021	400,000				400	400
										4,688	4,685
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25% (L+6.25%, Floor 1.00%)	12/17/2026	25,876	25,267	25,267

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	10,278	10,018	10,061

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	38,600	37,423	37,423

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50% (L+5.50%, Floor 1.00%)	8/9/2024	13,034	12,967	12,578
Subtotal Non-Control/Non-Affiliate Investments (85.2% of net assets at fair value)										$1,573,110	$1,523,360
Total Portfolio Investments,December 31, 2021 (199.2% of net assets at fair value)										$3,259,246	$3,561,831

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2021. As noted in this schedule, 67% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of approximately 1.06%.

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
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $21.4 million Canadian Dollars and receive $16.9 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized depreciation on the forward foreign currency contract was not significant as of December 31, 2021.

(23)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)	Investment date represents the date of initial investment in the security position.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(29)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(30)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)

Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

(33)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.96% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(34)	Short-term portfolio investments. See Note C for a description of short-term portfolio investments.
(35)

The security has an effective contractual interest rate of 2.00% PIK + L+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

(36)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of December 31, 2021, borrowings under the loan facility bear interest at L+6.00% or Prime+5.00%.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		8/1/2013		13.00%	7/31/2022	$1,750	$1,715	$1,715
			Member Units		8/1/2013	1,500				1,500	1,120
										3,215	2,835

Analytical Systems Keco, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	5,155	4,874	4,874
			Preferred Member Units		8/16/2019	3,200				3,200	3,200
			Warrants	(27)	8/16/2019	420		8/16/2029		316	10
										8,390	8,084

ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%	11/16/2021	4,982	4,824	3,347
			Preferred Member Units		11/16/2017	3,725,862				3,726	-
										8,550	3,347

Project BarFly, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%	10/31/2024	343	343	343
			Member Units		10/26/2020	37				1,584	1,584
										1,927	1,927

Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9)	12/31/2020		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	27,500	27,225	27,225
			Class A Preferred Member Units	(30)	12/31/2020		14.00%			10,194	10,194
			Class B Preferred Member Units	(30)	12/31/2020	140,000	8.00%			14,000	14,000
										51,419	51,419

Bond-Coat, Inc.		Casing and Tubing Coating Services
			Common Stock		12/28/2012	57,508				6,350	2,040

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	8,556	8,513	8,513
			Preferred Member Units	(8)	1/9/2018	2,950				4,280	5,850
										12,793	14,363

Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%	12/11/2024	8,813	8,403	8,403
			Warrants	(27)	7/25/2016	82		7/25/2026		2,132	3,220
			Secured Debt	(30)	7/25/2016		13.00%	12/11/2024	1,000	998	998
			Preferred Member Units	(8) (30)	7/25/2016	17,742				1,000	1,000
										12,533	13,621

Café Brazil, LLC		Casual Restaurant Group
			Member Units	(8)	6/9/2006	1,233				1,742	2,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		9.00% (L+8.00%, Floor 1.00%)	3/30/2023	8,100	8,014	8,043
		Secured Debt	(9)	3/30/2018		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,854	27,789
		Preferred Member Units	(8)	7/31/2019	6,725				8,255	8,255
		Preferred Member Units	(8)	3/30/2018	6,157				10,775	6,241
									54,898	50,328

CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416				1,300	46,080

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	11,628	11,549	11,549
		Preferred Member Units		1/4/2019	12,696				5,840	6,160
									17,389	17,709

Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	15,212	15,136	15,212
		Member Units	(8)	2/26/2018	4,347				11,440	28,070
		Member Units	(8) (30)	11/2/2018	1,047,146				1,322	1,270
									27,898	44,552

Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt	(19)	8/26/2020		10.00% (8.67% Cash, 1.33% PIK)	1/31/2024	9,388	7,641	8,475
		Secured Debt		6/5/2019		15.00%	6/5/2022	669	669	669
		Preferred Member Units	(8)	2/3/2017	1,600				400	10,520
									8,710	19,664

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	10,880	10,853	10,853
		Member Units	(8)	12/20/2016	717				7,280	8,610
		Secured Debt	(30)	12/20/2016		10.00%	12/20/2036	1,111	1,100	1,100
		Member Units	(30)	12/20/2016	800				210	530
									19,443	21,093

CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units	(30)	4/1/2016	100				2,179	1,624

Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	14,216	14,092	14,216
		Preferred Member Units		3/6/2020	587				8,317	14,940
									22,409	29,156

CompareNetworks Topco, LLC	Internet Publishing and Web Search Portals
		Secured Debt	(9)	1/29/2019		12.00% (L+11.00%, Floor 1.00%)	1/29/2024	7,954	7,910	7,953

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	1/29/2019	1,975				1,975	6,780
										9,885	14,733

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.8%				747	747

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt	(14)	5/30/2014		8.00%	5/31/2021	1,800	1,800	1,615
			Secured Debt	(14) (19)	5/30/2014		10.50% PIK	5/31/2021	12,507	12,475	10,531
			Class A Preferred Member Units		5/30/2014	-				1,294	-
			Class B Preferred Member Units		5/30/2014	6,453				6,030	-
										21,599	12,146

Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	18,173	18,077	18,077
			Preferred Member Units	(8)	4/1/2018	3,857				9,501	9,835
										27,578	27,912

Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	15,090	15,007	15,007
			Preferred Stock		2/13/2018	8,400				8,400	19,380
										23,407	34,387

Gamber-Johnson Holdings, LLC ("GJH")		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	19,838	19,807	19,838
			Member Units	(8)	6/24/2016	8,619				14,844	52,490
										34,651	72,328

Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9)	7/15/2013		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	1/31/2021	4,519	4,519	4,519
			Member Units		7/15/2013	1,200				1,200	1,410
										5,719	5,929

GRT Rubber Technologies LLC ("GRT")		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		7.15% (L+7.00%)	12/31/2023	16,775	16,775	16,775
			Member Units	(8)	12/19/2014	5,879				13,065	44,900
										29,840	61,675

Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438				2,980	4,510

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK)	9/30/2020	250	250	250

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							(L+9.50%, Floor 1.00%)
			Secured Debt	(19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,147	13,135	12,044
			Member Units		4/29/2016	3,681				3,681	-
										17,066	12,294

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.3%				2,599	2,702
			LP Interests (2717 HPP-MS, L.P.)	(31)	12/28/2020	49.3%				250	250
										2,849	2,952

Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456				718	5,450

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	3,400	3,374	3,400
			Member Units	(8)	11/14/2006	627				811	7,620
										4,185	11,020

J&J Services, Inc.		Provider of Dumpster and Portable Toilet Rental Services
			Secured Debt		10/31/2019		11.50%	10/31/2024	12,800	12,697	12,800
			Preferred Stock		10/31/2019	2,814				7,085	12,680
										19,782	25,480

KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325				783	13,200

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	22,415	22,269	22,269
			Member Units		10/31/2018	581				12,240	12,240
			Secured Debt		10/31/2018		9.00%	10/31/2048	3,948	3,909	3,909
			Member Units	(8) (30)	10/31/2018	800				992	1,160
										39,410	39,578

Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	1,600	1,600	1,600
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	26,079	25,952	13,562
			Member Units		7/28/2017	743,921				16,642	-
										44,194	15,162

MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(19)	8/31/2015		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	8,570	8,527	8,280
			Preferred Member Units		3/15/2019	66,000				4,400	2,370
			Preferred Member Units		9/1/2015	4,000				6,000	-
										18,927	10,650

MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8) (31)	11/22/2013					29,500	116,760

Mystic Logistics Holdings, LLC		Logistics and Distribution Services

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
	Provider for Large Volume Mailers
		Secured Debt		8/18/2014		12.00%	1/17/2022	6,733	6,723	6,723
		Common Stock	(8)	8/18/2014	5,873				2,720	8,990
									9,443	15,713

NAPCO Precast, LLC	Precast Concrete Manufacturing
		Member Units	(8)	1/31/2008	2,955				2,975	16,100

Nebraska Vet AcquireCo, LLC (NVS)	Mixed-Animal Veterinary and Animal Health Product Provider
		Secured Debt		12/31/2020		12.00%	12/31/2025	10,500	10,395	10,395
		Preferred Member Units		12/31/2020	6,500				6,500	6,500
									16,895	16,895

NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		11.00%	2/28/2023	17,097	17,016	16,726
		Preferred Member Units	(8)	2/28/2018	86,400,000				6,880	1,470
									23,896	18,196

NRI Clinical Research, LLC	Clinical Research Service Provider
		Secured Debt		9/8/2011		9.00%	6/8/2022	5,620	5,572	5,620
		Warrants	(27)	9/8/2011	251,723		6/8/2027		252	1,490
		Member Units	(8)	9/8/2011	1,454,167				765	5,600
									6,589	12,710

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%	3/20/2023	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962				3,717	2,821
									5,797	4,901

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt		1/31/2017		12.00%	1/31/2022	17,240	17,193	17,193
		Preferred Member Units		1/31/2017	406				10,200	10,780
									27,393	27,973

OMi Holdings, Inc.	Manufacturer of Overhead Cranes
		Common Stock	(8)	4/1/2008	1,500				1,080	20,380

Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%	4/27/2025	37,513	37,202	37,202
		Member Units	(8)	4/27/2020	13,800				13,000	15,940
									50,202	53,142

Televerde, LLC (Pegasus Research Group, LLC)	Provider of Telemarketing and Data Services
		Member Units	(8)	1/6/2011	460				1,290	8,830

PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9)	11/15/2016		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,855	11,781	11,806
		Common Stock	(8)	6/10/2010	2,000				2,150	11,500
									13,931	23,306

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Principle Environmental, LLC (d/b/a TruHorizon Environmental Solutions)		Noise Abatement Service Provider
			Secured Debt		2/1/2011		13.00%	4/30/2023	6,397	6,335	6,397
			Preferred Member Units	(8)	2/1/2011	19,631				4,600	10,500
			Warrants	(27)	2/1/2011	1,018		1/31/2021		1,200	870
										12,135	17,767

Quality Lease Service, LLC		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units		6/8/2015	1,000				11,063	4,460

River Aggregates, LLC		Processor of Construction Aggregates
			Member Units	(30)	3/30/2011	1,500				369	3,240

Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%	8/31/2023	16,400	16,301	16,301
			Preferred Member Units		8/31/2018	479				8,136	8,136
										24,437	24,437

Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%	5/31/2024	8,720	8,644	8,644
			Common Stock	(8)	5/31/2019	615				4,655	6,030
										13,299	14,674

UnionRock Energy Fund II, LP	(12) (13)	Oil & Gas Exploration & Production
			LP Interests	(31)	6/15/2020	49.6%				2,894	2,894

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Secured Debt	(17)	6/5/2007		13.00%	9/30/2019	2,028	2,028	2,028
			Series A Preferred Stock		12/23/2011	3,000,000				3,000	3,160
										5,028	5,188

Ziegler's NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%	10/1/2022	625	625	625
			Secured Debt		10/1/2008		6.50%	10/1/2022	1,000	1,000	979
			Secured Debt		10/1/2008		14.00%	10/1/2022	2,750	2,750	2,750
			Preferred Member Units		7/1/2015	10,072				2,834	1,780
			Warrants	(27)	6/30/2015	587		10/1/2025		600	-
										7,809	6,134

Subtotal Control Investments (73.5% of net assets at fair value)										$831,490	$1,113,725

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	9,406	9,187	9,187
			Common Stock		12/11/2020	593,928				3,148	3,148
			Warrants	(27)	12/11/2020	554,353		12/11/2025		-	2,938
										12,335	15,273

AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	491	491	491
			Preferred Member Units		11/7/2014	186				1,200	5,810
										1,691	6,301

American Trailer Rental Group LLC		Provider of Short-term Trailer and Container Rental
			Member Units	(30)	6/7/2017	73,493				8,596	16,010

BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,773	4,722
			Preferred Stock (non-voting)	(8) (19)	12/17/2018		15.00% PIK			151	151
			Member Units		4/8/2016	800,000				800	280
										5,724	5,153

Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Member Units	(8)	6/30/2017	2,160,000				2,256	6,040

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,004	19,004	14,256
			Preferred Member Units	(8) (19)	6/30/2015	6	6.00% PIK			4,770	-
										23,774	14,256

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Secured Debt		10/10/2014		12.50%	12/7/2023	47,474	47,133	47,474
			Member Units	(8)	10/10/2014	77,960				2,095	7,190
										49,228	54,664

Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000				1,500	1,460

Charlotte Russe, Inc	(11)	Fast-Fashion Retailer to Young Women
			Common Stock		2/2/2018	19,041				3,141	-

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt		3/12/2020		12.00%	3/12/2025	24,800	24,583	24,800
			Preferred Member Units	(8)	3/12/2020	154				5,760	9,510
										30,343	34,310

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund II, LP)	(31)	1/24/2012	19.8%				4,449	94
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%				11,741	11,540
										16,190	11,634

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP)	(8) (31)	7/17/2017	12.4%				2,161	1,782

Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%				6,605	5,417
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%				2,097	1,720
										8,702	7,137

East Teak Fine Hardwoods, Inc.		Distributor of Hardwood Products
			Common Stock		4/13/2006	6,250				480	300

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	11.1%				739	526

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.3%				5,974	5,264
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%				10,785	10,321
										16,759	15,585

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.2%				3,071	3,258

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt		12/2/2016		11.00%	12/2/2023	18,400	18,366	18,400
			Preferred Member Units	(8)	12/2/2016	226				2,850	8,030
			Preferred Member Units	(30)	12/2/2016	226				150	420
										21,366	26,850

Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%	5/1/2022	3,000	3,000	2,900
			Member Units	(8)	1/8/2003	322,297				2,352	5,080

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										5,352	7,980

I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8) (31)	10/20/2015	20.00% Fully Diluted, 24.40% Profits Interest				20,200	15,789

L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8) (19)	1/1/2019		14.00% PIK			93	93
			Member Units		12/23/2013	2,179,001				2,019	2,050
										2,112	2,143

OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(19)	5/20/2014		12.00% PIK	6/30/2021	830	830	830
			Secured Debt	(19)	3/21/2014		12.00% PIK	6/30/2021	846	846	846
			Secured Debt	(19)	5/10/2013		12.00% PIK	6/30/2021	1,823	1,823	1,823
			Secured Debt	(19)	4/18/2011		12.00% PIK	6/30/2021	3,802	3,802	3,802
			Preferred Stock		4/18/2011	912				1,981	-
			Warrants	(27)	4/18/2011	5,333		4/18/2021		1,919	-
			Unsecured Debt	(19)	6/5/2017		10.00% PIK	6/30/2021	64	64	64
										11,265	7,365

PCI Holding Company, Inc.		Manufacturer of Industrial Gas Generating Systems
			Preferred Stock		4/25/2017	1,500,000				3,927	4,130

Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (32)	6/30/2015		12.00%	1/8/2018	30,369	29,865	-
			Preferred Member Units		1/8/2013	250				2,500	-
										32,365	-

Salado Stone Holdings, LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000				2,000	1,250

Slick Innovations, LLC		Text Message Marketing Platform			9/13/2018
			Secured Debt				13.00%	9/13/2023	5,720	5,605	5,719
			Common Stock			70,000				700	1,330
			Warrants	(27)		18,084		9/13/2028		181	360
										6,486	7,409

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		9/13/2018		9.50%	8/31/2023	32,963	32,760	32,962
			Preferred Member Units	(8)	9/13/2018	157				6,000	9,780
										38,760	42,742

Superior Rigging & Erecting Co.		Provider of Steel Erection, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%	8/31/2025	21,500	21,298	21,298
			Preferred Member Units		8/31/2020	1,473				4,500	4,500
										25,798	25,798

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9)	10/15/2018		7.50% (L+6.50% Floor 1.00%)	8/20/2024	452	450	404
			Secured Debt	(9)	8/27/2018		7.50% (L+6.50% Floor 1.00%)	8/20/2024	2,256	2,237	2,022
			Preferred Stock	(8) (19)	8/29/2019	1,133,102	20.00% PIK			1,441	2,832
			Preferred Stock	(8) (19)	8/21/2018	1,521,122	20.00% PIK			2,188	375
			Preferred Stock	(19)	1/15/2015	2,281,682	19.00% PIK			3,667	-
			Preferred Stock	(19)	6/30/2017	4,336,866	13.50% PIK			7,924	-
			Common Stock		4/1/2020	945,507				-	-
										17,907	5,633

Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(19) (30)	12/7/2016	716,949	14.00% PIK			1,032	-
			Member Units	(30)	12/7/2016	4,000,000				4,000	-
										5,032	-

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	20,234	20,234	19,242
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	409	409	291
			Preferred Member Units		1/26/2015	4,876,670				14,000	5,990
			Warrants	(27)	1/26/2015	1,831,355		1/26/2025		2,576	-
										37,219	25,523

Subtotal Affiliate Investments (24.2% of net assets at fair value)										$416,479	$366,301

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida, Inc.	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00% (L+8.50%, Floor 1.50%)	10/31/2025	13,000	12,858	12,858

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	11/19/2015		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,745	5,813
			Secured Debt	(9)	11/19/2015		8.75% (L+7.00%, Floor 1.75%)	7/3/2023
										5,745	5,813

ADS Tactical, Inc.	(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/7/2017		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	19,633	19,529	19,633

Aethon United BR LP	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	9/8/2017		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	9,750	9,659	9,544

Affordable Care Holding Corp.	(10)	Dental Support Organization
			Secured Debt	(9)	5/9/2019		5.75% (L+4.75%, Floor 1.00%)	10/22/2022	14,246	14,066	14,044

ALKU, LLC.	(11)	Specialty National Staffing Operator
			Secured Debt		10/18/2019		5.75% (L+5.50%)	7/29/2026	9,466	9,385	9,478

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	1,161	1,155	1,157
			Secured Debt	(9)	4/10/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	10,969	10,799	10,954
										11,954	12,111

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	17,358	16,634	8,071

APTIM Corp.	(11)	Engineering, Construction & Procurement
			Secured Debt		8/17/2018		7.75%	6/15/2025	12,452	11,063	9,734

Arcus Hunting LLC	(10)	Manufacturer of Bowhunting and Archery Products and Accessories
			Secured Debt	(9)	1/6/2015		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	11,009	11,009	11,009

Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		9.23% (L+7.98%, Floor 1.25%)	12/21/2025	10,000	9,901	9,901

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

ASC Ortho Management Company, LLC	(10)	Provider of Orthopedic Services
			Secured Debt	(9)	8/31/2018		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,148	5,149
			Secured Debt	(19)	8/31/2018		13.25% PIK	12/1/2023	2,116	2,091	2,116
										7,239	7,265

ATX Networks Corp.	(11) (13) (21)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9) (19)	6/30/2015		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,402	13,342	12,263

Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,624	4,595	4,624
			Preferred Member Units	(8) (19) (30)	7/6/2018	122,416	16.00% PIK			145	145
			Preferred Member Units	(19) (30)	7/6/2018	1,548,387	8.00% PIK			1,671	904
										6,411	5,673

BigName Commerce, LLC	(10)	Provider of Envelopes and Complimentary Stationery Products
			Secured Debt	(9)	5/11/2017		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,044	2,037	2,011

Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,798	12,958
			Member Units		3/10/2017	1,050,000				1,050	670
										13,848	13,628

BLST Operating Company, LLC.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,879	5,879	5,879
			Common Stock		10/1/2020	653				-	-
			Warrants	(27)	10/1/2020	70		8/28/2030		-	-
										5,879	5,879

Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	5,332

Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.6%				10,800	8,459
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.6%				5,000	4,745
										15,800	13,204

Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19)	11/14/2017		9.50% (4.25% Cash, 5.25% PIK) (5.25%	11/14/2023	27,703	27,484	26,359

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							PIK + L+3.25%, Floor 1.00%)

California Pizza Kitchen, Inc.	(11)	Casual Restaurant Group
			Secured Debt	(9)	11/23/2020		11.50% (L+10.00%, Floor 1.50%)	11/23/2024	7,700	7,288	7,315
			Secured Debt	(9) (19)	11/23/2020		13.50% (1.00% Cash, 12.50% PIK) (1.00% Cash, L+11.00% PIK, Floor 1.50%)	11/23/2024	2,657	2,590	2,524
			Secured Debt	(9) (19)	11/23/2020		15.00% (1.00% Cash, 14.00% PIK) (1.00% Cash, L+12.50% PIK, Floor 1.50%)	5/23/2025	2,291	2,291	1,833
			Common Stock		11/23/2020	169,088				949	1,860
										13,118	13,532

Central Security Group, Inc.	(11)	Security Alarm Monitoring Service Provider
			Secured Debt	(9)	10/16/2020		7.00% (L+6.00%, Floor 1.00%)	10/16/2025	6,891	6,891	5,823
			Common Stock		10/16/2020	329,084				1,481	1,645
										8,372	7,468

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Secured Debt	(9)	9/7/2018		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	5,250	5,129	4,909
			Common Stock		9/7/2018	177,130				5,309	2,613
										10,438	7,522

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,498	3,274

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,832	2,832	31

Clickbooth.com, LLC	(10)	Provider of Digital Advertising Performance Marketing Solutions
			Secured Debt	(9)	12/5/2017		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,750	7,850

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016					5,637	8,617

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTEF I, LP)		11/3/2020	375				-	67

Corel Corporation	(11) (13) (21)	Publisher of Desktop and Cloud-based Software
			Secured Debt		7/24/2019		5.23% (L+5.00%)	7/2/2026	19,403	18,580	19,124

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt	(19)	12/26/2017		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	5,959	5,959	5,959
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										6,433	5,959

Digital River, Inc.	(11)	Provider of Outsourced e-Commerce Solutions and Services
			Secured Debt	(9)	2/24/2015		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	13,628	13,422	13,560

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,213	9,004
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			951	951
			Class A Preferred Member Units		4/13/2018	776,316				776	880
										10,940	10,835

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (19)	7/17/2018		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,320	5,256	4,921

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		7.50%, (L+6.50%, Floor 1.00%)	10/30/2025	11,857	11,523	11,523

Echo US Holdings, LLC.	(10)	Developer and Manufacturer of PVC and Polypropylene Materials
			Secured Debt	(9)	11/12/2019		7.88% (L+6.25%, Floor 1.63%)	10/25/2024	22,190	22,090	22,190

Electronic Transaction Consultants, LLC	(10)	Technology Service Provider for Toll Road and Infrastructure Operators
			Secured Debt	(9)	7/24/2020		8.50% (L+7.50%, Floor 1.00%)	7/24/2025	10,000	9,829	9,829

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(31)	1/22/2015	0.1%				3,813	959
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%				2,097	465
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				4,366	1,291
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,720	6,426
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (31)	3/30/2015	0.8%				6,706	2,546

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%				6,982	5,793
										32,684	17,480

Encino Acquisition Partners Holdings, Inc.	(11)	Oil & Gas Exploration & Production
			Secured Debt	(9)	11/16/2018		7.75% (L+6.75%, Floor 1.00%)	10/29/2025	9,000	8,932	8,297

EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,854	5,799

Fortna, Inc.	(10)	Process, Physical Distribution and Logistics Consulting Services
			Secured Debt		7/23/2019		5.15% (L+5.00%)	4/8/2025	7,673	7,553	7,486

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%	6/28/2024	1,810	1,810	1,472
			Common Stock		6/30/2019	10,429				256	-
										2,066	1,472

GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		5.40% (L+5.25%)	12/19/2025	11,224	11,137	11,196

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	17,113	16,988	16,976

Grupo Hima San Pablo, Inc.	(11)	Tertiary Care Hospitals
			Secured Debt	(9) (17)	3/7/2013		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	3,375
			Secured Debt	(17)	3/7/2013		13.75%	10/15/2018	2,055	2,040	49
										6,544	3,424

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	11,053	10,952	11,007

GS Operating, LLC (Gexpro Services)	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	29,180	28,692	28,953

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,474	3,429	3,351

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,925	14,501	14,501

Hunter Defense Technologies, Inc.	(10)	Provider of Military and Commercial Shelters and Systems
			Secured Debt	(9)	3/29/2018		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	35,246	34,820	35,246

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HW Temps LLC		Temporary Staffing Solutions
			Secured Debt		3/29/2019		12.00%	3/29/2023	9,801	9,698	8,994

Hyperion Materials & Technologies, Inc.	(11) (13)	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
			Secured Debt	(9)	9/12/2019		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	22,275	21,894	20,813

Ian, Evan & Alexander Corporation (EverWatch)	(10)	Cybersecurity, Software and Data Analytics provider to the Intelligence Community
			Secured Debt	(9)	7/31/2020		9.50% (L+8.50%, Floor 1.00%)	7/31/2025	16,529	16,158	16,158

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,890	18,566	17,172

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19)	8/20/2020		6.31% PIK (L+6.00% PIK)	12/22/2022	6,111	6,111	6,111
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	16,670	15,086	15,086
			Preferred Stock (non-voting)		12/10/2020					3,235	3,235
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,558,333				1,558	-
										25,990	24,432

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Unsecured Debt	(19)	6/17/2016		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	5,624	5,579	5,624
			Preferred Member Units	(8) (19) (30)	1/31/2018	144	10.00% PIK			112	112
			Preferred Member Units	(8) (19) (30)	5/17/2019	80	20.00% PIK			71	71
			Member Units	(30)	6/17/2016	900				900	530
										6,662	6,337

Inn of the Mountain Gods Resort and Casino	(11)	Hotel & Casino Owner & Operator
			Secured Debt		7/18/2018		9.25%	11/30/2023	6,677	6,677	6,677

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9) (19)	8/7/2019		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,245	7,145	7,245

Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,839	20,755	20,823

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,793	8,876

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,541	3,130

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	3,954	3,953	3,157

Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,016	3,955	4,016
			Common Stock		8/21/2019	472,579				4,429	2,795
										8,384	6,811

Kemp Technologies Inc.	(10)	Provider of Application Delivery Controllers
			Secured Debt	(9)	6/27/2019		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	17,387	17,088	17,387
			Common Stock			1,000,000				1,550	1,550
										18,638	18,937

Klein Hersh, LLC	(10)	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
			Secured Debt	(9)	11/13/2020		8.75% (L+8.00%, Floor 0.75%)	11/13/2025	35,000	34,098	34,098

Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt		12/31/2018		5.75% (L+5.50%)	12/20/2024	19,090	19,003	18,828

Larchmont Resources, LLC	(11)	Oil & Gas Exploration & Production
			Secured Debt	(9) (19)	12/8/2016		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	2,185	2,185	983
			Member Units	(30)	4/1/2018	2,828				353	113
										2,538	1,096

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.15% (L+5.00%)	5/9/2026	14,813	14,623	14,368

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(31)	1/25/2013	2.3%				1,746	3,524

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	16,504	16,337	16,504

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	26,131	24,550	24,171

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3				125	25

LSF9 Atlantis Holdings, LLC	(11)	Provider of Wireless Telecommunications Carrier Services

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/17/2017		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	9,206	9,206	9,177

Lulu's Fashion Lounge, LLC	(10)	Fast Fashion E-Commerce Retailer
			Secured Debt	(9) (19)	8/31/2017		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	11,152	10,983	9,535

Lynx FBO Operating LLC	(10)	Fixed Based Operator in the General Aviation Industry
			Secured Debt	(9)	9/30/2019		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,369	13,521
			Member Units		9/30/2019	4,872				687	780
										14,056	14,301

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	17,251	17,149	17,251
			Preferred Stock	(8) (19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)		1,870	1,870	1,841
										19,019	19,092

MHVC Acquisition Corp.	(11)	Provider of Differentiated Information Solutions, Systems Engineering, and Analytics
			Secured Debt	(9)	5/8/2017		6.25% (L+5.25%, Floor 1.00%)	4/29/2024	19,797	19,716	19,846

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,860	13,595	13,609

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	4,070	4,034	3,399

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,543	16,849

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(19)	3/2/2017		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	23,683	23,572	21,025

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9)	7/6/2020		9.25% (L+8.25%, Floor 1.00%)	7/6/2026	14,963	14,583	14,583

Novetta Solutions, LLC	(11)	Provider of Advanced Analytics Solutions for Defense Agencies
			Secured Debt	(9)	6/21/2017		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	22,912	22,629	22,864

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,694	4,694	4,224

Ospemifene Royalty Sub LLC (QuatRx)	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%	11/15/2026	4,765	4,765	121

PaySimple, Inc.	(10)	Leading Technology Services Commerce Platform
			Secured Debt		9/9/2019		5.65% (L+5.50%)	8/23/2025	24,448	24,225	23,959

PricewaterhouseCoopers Public Sector LLP	(11)	Provider of Consulting Services to Governments
			Secured Debt		5/24/2018		8.15% (L+8.00%)	5/1/2026	9,000	8,969	9,000

PT Network, LLC	(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
			Secured Debt	(9) (19)	10/12/2017		8.73% (6.73% Cash, 2.00% PIK) (2.00% PIK + L+5.50%, Floor 1.00%)	11/30/2023	8,601	8,601	8,601

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	17,930	17,497	17,715

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Warrants	(26)	11/12/2015	187,161		10/20/2025		425	-
			Member Units		11/12/2015	2,779				46	26
										471	26

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	17,260	17,026	17,026

SAFETY Investment Holdings, LLC		Provider of Intelligent Driver Record Monitoring Software and Services
			Member Units		4/29/2016	2,000,000				2,000	2,350

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,443	4,542

Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	13,032	12,896	12,382

TEAM Public Choices, LLC	(10)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	12,500	12,126	12,406

Tectonic Financial, Inc.		Financial Services Organization
			Common Stock		5/15/2017	200,000				2,000	2,800

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

TGP Holdings III LLC	(11)	Outdoor Cooking & Accessories
			Secured Debt	(9)	9/30/2017		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,500	5,448	5,307

The Pasha Group	(11)	Diversified Logistics and Transportation Provided
			Secured Debt	(9)	2/2/2018		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	10,162	9,585	9,323

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	24,948	24,561	24,591

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	5/17/2017		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	17,088	16,913	15,486

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	15,000	14,587	14,888

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.15% (L+6.00%)	10/1/2026	17,853	17,626	17,272

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Secured Debt	(9) (19)	2/17/2017		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	2,490	2,394	2,490
			Secured Debt	(9) (19)	4/3/2019		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	2,146	2,119	2,146
			Preferred Stock		4/3/2019	70,207				767	910
			Warrants	(25)	4/3/2019	69,675		4/3/2029		-	920
										5,280	6,466

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	13,997	13,902	12,911

Zilliant Incorporated		Price Optimization and Margin Management Solutions
			Preferred Stock		12/31/2020	186,777				154	260
			Warrants	(28)	12/31/2020	952,500		6/15/2022		1,071	1,190
										1,225	1,450

Subtotal Non-Control/Non-Affiliate Investments (79.5% of net assets at fair value)										1,268,740	1,204,840

Total Portfolio Investments, December 31, 2020 (177.2% of net assets at fair value)										$2,516,709	$2,684,866

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

(24)	Investment date represents the date of initial investment in the security position.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(29)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(30)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)

Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

MAIN STREET CAPITAL CORPORATION

Notes to the Consolidated Financial Statements

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

Main Street Capital Corporation (“MSCC”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM investment strategy. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan (as defined in Note C) portfolio companies, investments in Middle Market portfolio companies, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019 and financial position as of December 31, 2021 and 2020, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Private Loan portfolio investments or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market and short-term portfolio investments generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street’s Investment Portfolio.

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market and short-term portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

Under the Yield-to-Maturity valuation method, Main Street also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. Main Street’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as Main Street generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market-based interest rates and other factors. Main Street will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of Main Street’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that Main Street uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, Main Street may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 54 LMM portfolio companies for the year ended December 31, 2021, representing approximately 81% of the total LMM portfolio at fair value as of December 31, 2021, and on a total of 58 LMM portfolio companies for the year ended December 31, 2020, representing approximately 91% of the total LMM portfolio at fair value as of December 31, 2020. Excluding its investments in LMM portfolio companies that, as of December 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for both of the years ended December 31, 2021 and 2020 was 99% of the total LMM portfolio at fair value.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 39 Private Loan portfolio companies for the year ended December 31, 2021, representing approximately 60% of the total Private Loan portfolio at fair value as of December 31, 2021, and on a total of 36 Private Loan portfolio companies for the year ended December 31, 2020, representing approximately 66% of the total Private Loan portfolio at fair value as of December 31, 2020. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the years ended December 31, 2021 and 2020 was 93% and 92% of the total Private Loan portfolio at fair value as of December 31, 2021 and 2020, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 90%, as of December 31, 2021 and 2020, respectively) of the Middle Market portfolio investments are valued using third-party quotes or other independent pricing services, or are new investments that will be consulted on once they have been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 4.7% and 3.6% of Main Street’s Investment Portfolio at fair value as of December 31, 2021 and 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board’s valuation designee. Main Street adopted the Valuation Procedures effective April 1, 2021. Main Street believes its Investment Portfolio as of December 31, 2021 and 2020 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of Main Street’s Investment Portfolio has experienced increased volatility since the beginning of the COVID-19 pandemic.

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At December 31, 2021, cash balances totaling $30.0 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of December 31, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.7% of its fair value and 3.3% of its cost. As of December 31, 2020, Main Street’s total Investment Portfolio had seven investments on non-accrual status, which comprised approximately 1.3% of its fair value and 3.6% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the years ended December 31, 2021, 2020 and 2019 (i) approximately 2.6%, 2.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 0.6%, 0.8% and 1.0%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,

	2021	2020	2019

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$193,667	$173,676	$187,381
Dividend income	81,153	36,373	49,782
Fee income	14,227	12,565	6,210
Total interest, fee and dividend income	$289,047	$222,614	$243,373

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

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2021, 2020 and 2019, approximately 2.0%, 2.7% and 2.7%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

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

In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation – Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. Main Street is in the compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See Note J – Share-Based Compensation for further discussion of Main Street’s policies and procedures regarding share-based compensation. Main Street does not expect the impact of SAB 120 to be material to the consolidated financial statements and the notes thereto.

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

As of December 31, 2021 and 2020, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2021. Main Street did not hold any short-term portfolio investments as of December 31, 2020.

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

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Private Loan and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see “Note B.1.—Valuation of the Investment Portfolio”) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2021 and 2020:

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$1,050,269	Discounted cash flow	WACC	9.1% - 20.6%	13.8%	14.8%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.8x - 7.7x(2)	6.6x	5.9x
Debt investments	$2,158,424	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$351,144	Market approach	Third‑party quote	3.0 - 100.5	94.4	99.0
Total Level 3 investments	$3,559,837

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 11.0x and the range for risk adjusted discount factor is 4.2% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$877,732	Discounted cash flow	WACC	9.4% - 21.0%	14.3%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple (1)	4.5x - 8.5x(2)	7.0x	6.1x
Debt investments	$1,339,079	Discounted cash flow	Risk adjusted discount factor	7.4% - 15.3%(2)	10.6%	10.8%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$468,055	Market approach	Third‑party quote	45.0 - 100.3	94.7	96.5
Total Level 3 investments	$2,684,866

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.0x and the range for risk adjusted discount factor is 5.4% - 29.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(909,464)	$1,608,143	$18,397	$(10,844)	$(3,798)	$2,509,568
Equity	866,734	—	(78,824)	106,193	(27,260)	170,786	6,080	1,043,709
Equity Warrant	10,998	—	(1,071)	—	(2,159)	1,074	(2,282)	6,560
	$2,684,866	$—	$(989,359)	$1,714,336	$(11,022)	$161,016	$—	$3,559,837

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$1,782,575	$—	$(544,545)	$560,536	$110,099	$(78,866)	$(22,665)	$1,807,134
Equity	809,538	—	(51,251)	114,733	8,938	(38,404)	22,665	866,219
Equity Warrant	10,211	—	(2,245)	—	2,245	1,302	—	11,513
	$2,602,324	$—	$(598,041)	$675,269	$121,282	$(115,968)	$—	$2,684,866

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

At December 31, 2021 and 2020, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,716,415	$—	$—	$1,716,415
Private Loan portfolio investments	1,141,772	—	—	1,141,772
Middle Market portfolio investments	395,167	—	—	395,167
Other Portfolio investments	166,083	—	—	166,083
External Investment Manager	140,400	—	—	140,400
Short-term portfolio investments	1,994	—	1,994	—
Total investments	$3,561,831	$—	$1,994	$3,559,837

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,285,524	$—	$—	$1,285,524
Private Loan portfolio investments	740,370	—	—	740,370
Middle Market portfolio investments	445,609	—	—	445,609
Other Portfolio investments	96,603	—	—	96,603
External Investment Manager	116,760	—	—	116,760
Total investments	$2,684,866	$—	$—	$2,684,866

Investment Portfolio Composition

Main Street’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Main Street seeks to achieve its investment objective through its LMM, Private Loan, and Middle Market investment strategies.

Main Street’s LMM investment strategy involves investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $75 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

Main Street’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies and generally range in size from $10 million to $75 million. Main Street’s Private Loan investments consist generally of loans that have been originated by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in structure, terms and conditions to investments Main Street holds in its LMM portfolio and Middle Market portfolio. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.

Main Street’s Middle Market investment strategy involves investments in syndicated loans to or debt securities in Middle Market companies, which Main Street defines as companies with annual revenues between $150 million and $1.5 billion, and generally range in size from $3 million to $25 million. Main Street’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

Main Street’s other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Based upon Main Street’s liquidity and capital structure management activities, Main Street’s Investment Portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be liquidated in one year or less. These short-term investments are not expected to be a significant portion of the overall Investment Portfolio.

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”), formerly known as HMS Income Fund, Inc. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the years ended December 31, 2021, 2020 and 2019 are net of expenses allocated to the External Investment Manager of $10.3 million, $7.4 million, and $6.7 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2021 and 2020, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2021 and 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, each of which is discussed further below):

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on Main Street’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for its LMM portfolio, 8.0% for its Private Loan portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of leverage, or debt capital, in its capital structure, and Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	70	63	42
Fair value	$1,285.5	$740.4	$445.6
Cost	$1,104.6	$769.0	$488.9
Debt investments as a % of portfolio (at cost)	65.8%	93.8%	93.0%
Equity investments as a % of portfolio (at cost)	34.2%	6.2%	7.0%
% of debt investments at cost secured by first priority lien	98.1%	95.4%	92.4%
Weighted-average annual effective yield (b)	11.6%	8.7%	7.9%
Average EBITDA (c)	$5.3	$58.1	$76.5

(a)	At December 31, 2020, Main Street had equity ownership in approximately 99% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 38%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on Main Street’s debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 10.4% for its LMM portfolio, 8.4% for its Private Loan portfolio and 7.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of leverage, or debt capital, in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, four Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the years ended December 31, 2021 and 2020, Main Street achieved a total return on investments of 16.6% and 4.1%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of leverage, or debt capital, in its capital structure, Main Street’s expenses or any sales load paid by an investor.

As of December 31, 2021, Main Street had Other Portfolio investments in thirteen companies, collectively totaling approximately $166.1 million in fair value and approximately $173.7 million in cost basis and which comprised approximately 4.7% and 5.3% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, Main Street had Other Portfolio investments in twelve companies, collectively totaling approximately $96.6 million in fair value and approximately $124.7 million in cost basis and which comprised approximately 3.6% and 5.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.

As of December 31, 2021, Main Street had one short-term portfolio investment, which was a secured debt investment that had approximately $2.0 million in both fair value and in cost basis and which comprised approximately 0.1% of Main Street’s Investment Portfolio at both fair value and cost. As of December 31, 2020, Main Street held no short-term portfolio investments.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of December 31, 2021, this investment had a fair value of approximately $140.4 million and a cost basis of $29.5 million, which comprised approximately 3.9% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, this investment had a fair value of approximately $116.8 million and a cost basis of $29.5 million, which comprised approximately 4.3% and 1.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of December 31, 2021 and 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, each of which is discussed above).

Cost:	December 31, 2021	December 31, 2020
First lien debt	82.5%	77.0%
Equity	16.2%	19.0%
Second lien debt	0.6%	2.7%
Equity warrants	0.3%	0.5%
Other	0.4%	0.8%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
First lien debt	74.3%	70.0%
Equity	24.6%	26.4%
Second lien debt	0.5%	2.4%
Equity warrants	0.2%	0.4%
Other	0.4%	0.8%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of December 31, 2021 and 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2021	December 31, 2020
West	28.3%	21.0%
Northeast	22.6%	22.6%
Southwest	21.6%	24.3%
Midwest	15.1%	18.2%
Southeast	11.6%	12.8%
Canada	0.8%	1.1%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
West	28.5%	21.4%
Southwest	23.0%	24.7%
Northeast	21.9%	21.7%
Midwest	15.8%	19.7%
Southeast	10.0%	11.5%
Canada	0.8%	1.0%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and

Middle Market portfolio investments by industry at cost and fair value as of December 31, 2021 and 2020 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	December 31, 2021	December 31, 2020
Construction & Engineering	7.8%	6.0%
Machinery	7.3%	6.4%
Internet Software & Services	7.2%	5.2%
Commercial Services & Supplies	5.9%	4.7%
Distributors	4.7%	2.1%
Professional Services	4.6%	5.1%
Leisure Equipment & Products	4.1%	4.2%
Energy Equipment & Services	4.0%	4.5%
Health Care Providers & Services	3.9%	5.1%
Specialty Retail	3.5%	3.1%
IT Services	3.5%	4.0%
Diversified Consumer Services	3.4%	1.0%
Diversified Telecommunication Services	2.6%	2.6%
Communications Equipment	2.3%	3.3%
Containers & Packaging	2.3%	1.6%
Building Products	2.3%	1.4%
Textiles, Apparel & Luxury Goods	2.2%	0.6%
Tobacco	2.1%	2.2%
Diversified Financial Services	2.1%	2.1%
Food Products	2.0%	2.6%
Aerospace & Defense	1.9%	5.9%
Software	1.8%	4.4%
Oil, Gas & Consumable Fuels	1.8%	3.2%
Media	1.8%	2.1%
Chemicals	1.7%	0.9%
Internet & Catalog Retail	1.6%	0.7%
Hotels, Restaurants & Leisure	1.4%	2.6%
Electronic Equipment, Instruments & Components	1.4%	1.9%
Life Sciences Tools & Services	1.4%	1.4%
Computers & Peripherals	1.3%	1.5%
Household Durables	1.0%	1.3%
Trading Companies & Distributors	0.9%	1.2%
Food & Staples Retailing	0.8%	1.0%
Transportation Infrastructure	—%	1.0%
Other (1)	3.4%	3.1%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	December 31, 2021	December 31, 2020
Machinery	8.5%	8.1%
Construction & Engineering	7.7%	6.1%
Internet Software & Services	6.4%	4.5%
Diversified Consumer Services	5.9%	3.0%
Commercial Services & Supplies	5.5%	4.5%
Distributors	4.7%	2.1%
Specialty Retail	4.1%	3.4%
Leisure Equipment & Products	4.0%	4.0%
Professional Services	3.9%	4.0%
Health Care Providers & Services	3.6%	5.2%
IT Services	3.3%	3.8%
Energy Equipment & Services	2.8%	3.0%
Diversified Telecommunication Services	2.5%	2.0%
Containers & Packaging	2.5%	1.7%
Diversified Financial Services	2.3%	2.3%
Computers & Peripherals	2.2%	2.9%
Tobacco	2.2%	2.1%
Building Products	2.2%	1.4%
Media	2.2%	2.5%
Textiles, Apparel & Luxury Goods	2.1%	0.5%
Software	2.0%	4.6%
Food Products	1.9%	2.2%
Aerospace & Defense	1.7%	5.7%
Chemicals	1.6%	0.9%
Communications Equipment	1.5%	2.7%
Internet & Catalog Retail	1.5%	0.6%
Oil, Gas & Consumable Fuels	1.4%	2.7%
Life Sciences Tools & Services	1.3%	1.4%
Construction Materials	1.1%	1.4%
Hotels, Restaurants & Leisure	1.0%	2.0%
Household Durables	0.9%	1.3%
Trading Companies & Distributors	0.9%	1.2%
Electronic Equipment, Instruments & Components	0.7%	1.3%
Transportation Infrastructure	—%	1.0%
Other (1)	3.9%	3.9%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

At December 31, 2021 and 2020, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. The amendments became effective on January 1, 2021, but the SEC allowed for early application. Main Street elected to apply these revisions effective June 30, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of December 31, 2021, 2020 and 2019, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

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

During the year ended December 31, 2021, the External Investment Manager earned $17.7 million in base management fee income and $0.6 million in incentive fees compared to $10.7 million of base management fees and no incentive fees in 2020 and $11.1 million of base management fees and $2.0 million in incentive fees in 2019 for the investment advisory services provided to MSC Income, other funds and other clients.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the years ended December 31, 2021, 2020 and 2019, Main Street allocated $10.3 million, $7.4 million and $6.7 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2021, 2020, and 2019 the total contribution to Main Street’s net investment income was $16.5 million, $9.9 million and $11.7 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 is as follows:

	As of	As of
	December 31,	December 31,
	2021	2020

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—advisory clients	5,595	3,520
Intangible Asset	29,500	29,500
Total assets	$35,095	$33,020

Accounts payable to MSCC and its subsidiaries	$3,288	$2,423
Dividend payable to MSCC and its subsidiaries	2,307	1,097
Equity	29,500	29,500
Total liabilities and equity	$35,095	$33,020

	Twelve Months Ended
	December 31,
	2021	2020	2019

	(dollars in thousands)
Management fee income	$17,665	$10,665	$11,116
Incentive fees	622	—	1,972
Total revenues	18,287	10,665	13,088
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs	(8,417)	(4,984)	(4,388)
Other G&A expenses	(1,860)	(2,445)	(2,284)
Total allocated expenses	(10,277)	(7,429)	(6,672)
Pre‑tax income	8,010	3,236	6,416
Tax expense	(1,795)	(745)	(1,427)
Net income	$6,215	$2,491	$4,989

NOTE E—DEBT

Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$350,000	$(7,269)	$342,731	$328,206
Credit Facility	320,000	—	320,000	320,000
4.50% Notes due 2022	185,000	(556)	184,444	190,043
5.20% Notes due 2024	450,000	1,272	451,272	480,767
3.00% Notes due 2026	500,000	(2,391)	497,609	502,285
Total Debt	$1,805,000	$(8,944)	$1,796,056	$1,821,301

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
SBIC Debentures	$309,800	$(5,828)	$303,972	$309,907
Credit Facility	269,000	—	269,000	269,000
4.50% Notes due 2022	185,000	(1,164)	183,836	194,938
5.20% Notes due 2024	450,000	1,817	451,817	488,102
Total Debt	$1,213,800	$(5,175)	$1,208,625	$1,261,947

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. – Fair Value of Financial Instruments.

Summarized interest expense for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
SBIC Debentures	$10,857	$11,867	$12,739
Credit Facility	5,204	9,232	10,974
4.50% Notes due 2019	—	—	7,881
4.50% Notes due 2022	8,932	8,932	8,932
5.20% Notes due 2024	22,855	19,556	9,732
3.00% Notes due in 2026	10,988	—	—
Total Interest Expense	$58,836	$49,587	$50,258

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million and $309.8 million at December 31, 2021 and 2020, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. During the year ended December 31, 2021, Main Street issued $80.2 million of SBIC debentures and opportunistically prepaid $40.0 million of existing SBIC debentures that were scheduled to mature over the next year as part of an effort to manage the maturity dates of the oldest SBIC debentures. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% and 3.4% as of December 31, 2021 and 2020, respectively. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of December 31, 2021 was approximately 6.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of December 31, 2021, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.4 million that was net of unamortized debt issuance costs of $3.6 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.3 million that was net of unamortized debt issuance costs of $3.7 million.

The maturity dates and fixed interest rates for Main Street’s SBIC Debentures as of December 31, 2021 and 2020 are summarized in the following table:

	Fixed
	Interest	December 31,	December 31,
Maturity Date	Rate	2021	2020
3/1/2021	4.37%	$—	$10,000,000
3/1/2021	4.60%	—	20,000,000
9/1/2021	3.39%	—	10,000,000
3/1/2023	3.16%	16,000,000	16,000,000
3/1/2024	3.95%	39,000,000	39,000,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	43,000,000
9/1/2028	3.55%	32,000,000	32,000,000
3/1/2030	2.35%	15,000,000	15,000,000
9/1/2030	1.13%	10,000,000	10,000,000
9/1/2030	1.31%	10,000,000	10,000,000
3/1/2031	1.94%	25,200,000	5,000,000
9/1/2031	1.58%	60,000,000	—
Ending Balance		350,000,000	309,800,000

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of December 31, 2021 the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed Main Street to increase the total commitments under the facility to up to $1,200.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

As of December 31, 2021, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.1% as of the most recent reset date for the period ended December 31, 2021) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.25% as of December 31, 2021) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of December 31, 2021, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.

As of December 31, 2021, the interest rate on the Credit Facility was 2.0% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% and 2.5% for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, Main Street was in compliance with all financial covenants of the Credit Facility.

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

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of December 31, 2021, Main Street was in compliance with these covenants.

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

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of December 31, 2021, Main Street was in compliance with these covenants.

3.00% Notes due 2026

In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. Subsequently, in October 2021, Main Street issued an additional $200.0 million aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. The total net proceeds from the 3.00% Notes, resulting from the issue price and after net issue price premiums and estimated offering expenses payable, were approximately $498.3 million. Main Street may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of December 31, 2021, Main Street was in compliance with these covenants.

Contractual Payment Obligations

A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2021 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
SBIC debentures	$—	$16,000	$63,800	$—	$—	$270,200	$350,000
4.50% Notes due 2022	185,000	—	—	—	—	—	185,000
5.20% Notes due 2024	—	—	450,000	—	—	—	450,000
3.00% Notes due 2026	—	—	—	—	500,000	—	500,000
Credit Facility	—	—	—	—	320,000	—	320,000
Total	$185,000	$16,000	$513,800	$—	$820,000	$270,200	$1,805,000

Senior Securities

Information about Main Street’s senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

	Total Amount
	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage	Preference	Market Value
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
	(dollars in
	thousands)
SBIC Debentures
2012	$225,000	2,763	—	N/A
2013	200,200	2,476	—	N/A
2014	225,000	2,323	—	N/A
2015	225,000	2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A

	Total Amount
	Outstanding		Involuntary
	Exclusive of	Asset	Liquidating	Average
	Treasury	Coverage	Preference	Market Value
Class and Year	Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
	(dollars in
	thousands)
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
2021	350,000	1,985	—	N/A
Credit Facility
2012	$132,000	2,763	—	N/A
2013	237,000	2,476	—	N/A
2014	218,000	2,323	—	N/A
2015	291,000	2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
2021	320,000	1,985	—	N/A
6.125% Notes
2013	$90,882	2,476	—	$24.35
2014	90,823	2,323	—	24.78
2015	90,738	2,368	—	25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
4.50% Notes Due 2019
2014	$175,000	2,323	—	N/A
2015	175,000	2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
4.50% Notes Due 2022
2017	$185,000	2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
2020	185,000	2,244	—	N/A
2021	185,000	1,985	—	N/A
5.20% Notes Due 2024
2019	$325,000	2,363	—	N/A
2020	450,000	2,244	—	N/A
2021	450,000	1,985	—	N/A
3.00% Notes Due 2026
2021	$500,000	1,985	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)

Average market value per unit for the 6.125% Notes represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for the SBIC debentures, Credit Facility, 4.50% Notes, 5.20% Notes and 3.00% notes are not applicable because these are not registered for public trading.

NOTE F—FINANCIAL HIGHLIGHTS

	Twelve Months Ended December 31,
Per Share Data:	2021	2020	2019	2018	2017
NAV at the beginning of the period	$22.35	$23.91	$24.09	$23.53	$22.10
Net investment income(1)	2.65	2.10	2.50	2.60	2.39
Net realized gain (loss) (1)(2)	0.66	(1.77)	(0.33)	(0.03)	0.19
Net unrealized appreciation (depreciation)(1)(2)	1.97	(0.09)	(0.09)	0.32	0.86
Income tax benefit (provision)(1)(2)	(0.48)	0.21	(0.02)	(0.09)	(0.43)
Net increase (decrease) in net assets resulting from operations(1)	4.80	0.45	2.06	2.80	3.01
Dividends paid from net investment income	2.58	(2.46)	(2.91)	(2.69)	(2.47)
Distributions from capital gains	—	—	—	(0.16)	(0.32)
Dividends paid	(2.58)	(2.46)	(2.91)	(2.85)	(2.79)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.58	0.41	0.55	0.47	1.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.08	0.12	0.09	0.06
Other(3)	0.06	(0.04)	0.01	0.06	0.09
NAV at the end of the period	$25.29	$22.35	$23.91	$24.09	$23.53
Market value at the end of the period	$44.86	$32.26	$43.11	$33.81	$39.73
Shares outstanding at the end of the period	70,737,021	67,762,032	64,252,937	61,264,861	58,660,680

	Twelve Months Ended December 31,
Per Share Data:	2016	2015	2014	2013	2012
NAV at the beginning of the period	$21.24	$20.85	$19.89	$18.59	$15.19
Net investment income(1)	2.23	2.18	2.20	2.06	2.01
Net realized gain (loss) (1)(2)	0.56	(0.43)	0.53	0.07	0.55
Net unrealized appreciation (depreciation)(1)(2)	(0.14)	0.20	(0.27)	0.52	1.34
Income tax benefit (provision)(1)(2)	0.02	0.18	(0.15)	—	(0.37)
Net increase (decrease) in net assets resulting from operations(1)	2.67	2.13	2.31	2.65	3.53
Dividends paid from net investment income	(1.99)	(2.49)	(2.17)	(2.29)	(1.17)
Distributions from capital gains	(0.74)	(0.16)	(0.38)	(0.37)	(0.54)
Dividends paid	(2.73)	(2.65)	(2.55)	(2.66)	(1.71)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.02)	(0.02)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.76	0.74	1.07	1.13	1.33
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.12	0.12	0.13	0.07
Other(3)	0.09	0.06	0.02	0.07	0.20
NAV at the end of the period	$22.10	$21.24	$20.85	$19.89	$18.59
Market value at the end of the period	$36.77	$29.08	$29.24	$32.69	$30.51
Shares outstanding at the end of the period	54,354,857	50,413,744	45,079,150	39,852,604	34,589,484

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31,
	2021	2020	2019	2018	2017

	(dollars in thousands)
NAV at end of period	$1,788,846	$1,514,767	$1,536,390	$1,476,049	$1,380,368
Average NAV	$1,626,585	$1,436,291	$1,517,615	$1,441,163	$1,287,639
Average outstanding debt	$1,417,831	$1,152,108	$1,055,800	$947,694	$843,993
Ratio of total expenses, including income tax expense, to average NAV (1)	8.56%	4.95%	5.75%	5.75%	7.37%
Ratio of operating expenses to average NAV (2)	6.54%	5.89%	5.67%	5.32%	5.47%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.92%	2.44%	2.36%	2.30%	2.63%
Ratio of net investment income to average NAV	11.23%	9.60%	10.37%	10.87%	10.51%
Portfolio turnover ratio	29.81%	18.00%	18.86%	29.13%	38.18%
Total investment return (3)	48.24%	(19.11)%	36.86%	(8.25)%	16.02%
Total return based on change in NAV (4)	21.84%	1.91%	8.78%	12.19%	14.20%

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands)
NAV at end of period	$1,201,481	$1,070,894	$939,982	$792,533	$642,976
Average NAV	$1,118,567	$1,053,313	$885,568	$706,056	$512,156
Average outstanding debt	$801,048	$759,396	$575,524	$444,331	$322,154
Ratio of total expenses, including income tax expense, to average NAV (1)	5.48%	4.63%	5.82%	5.82%	8.18%
Ratio of operating expenses to average NAV (2)	5.59%	5.45%	5.11%	5.82%	6.07%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.58%	2.41%	2.44%	2.95%	3.03%
Ratio of net investment income to average NAV	10.35%	10.15%	10.79%	10.68%	11.57%
Portfolio turnover ratio	24.63%	25.37%	35.71%	36.10%	56.22%
Total investment return (3)	37.36%	8.49%	(3.09)%	16.68%	53.60%
Total return based on change in NAV (4)	12.97%	11.11%	12.71%	15.06%	25.73%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $10.3 million, $7.4 million, $6.7 million, $6.8 million, $6.4 million, $5.1 million, $4.3 million and $2.0 million for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. There were no expenses allocated to the External Investment Manager for the year ended December 31, 2013 and 2012.
(3)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(4)	Total return is based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays monthly dividends to its stockholders. Future monthly dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2021, Main Street paid regular monthly dividends of $0.205 per share for each month of January through September 2021 and regular monthly dividends of $0.21 per share for each month of October through December 2021. The 2021 regular monthly dividends, which total $170.2 million, or $2.475 per share, represent a 0.6% increase from the regular monthly dividends paid totaling $161.1 million, or $2.46 per share, for the year ended 2020. During 2021, Main Street also paid a supplemental dividend of $0.10 per share in December 2021.

For tax purposes, the 2021 dividends, which included the effects of dividends on an accrual basis, total $2.575 per share and were comprised of (i) ordinary income totaling approximately $1.891 per share, and (ii) qualified dividend income totaling approximately $0.684 per share. As of December 31, 2021, Main Street estimates that it has generated undistributed taxable income of approximately $66.0 million, or $0.93 per share, that will be carried forward toward distributions to be paid in 2022.

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

The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital. The tax character of distributions paid for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Twelve Months Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Ordinary income(1)	$129,625	$135,128	$166,280
Qualified dividends	47,202	12,398	15,451
Distributions of long-term capital gains	—	—	1,858
Distributions on tax basis	$176,827	$147,526	$183,589

(1)	The years ended December 31, 2021, 2020 and 2019 include $1.8 million, $1.5 million and $1.6 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$330,762	$29,383	$129,569
Book-tax difference from share-based compensation expense	(3,213)	5,139	(354)
Net unrealized (appreciation) depreciation	(135,624)	5,622	5,754
Income tax provision (benefit)	32,863	(13,541)	1,242
Pre-tax book (income) loss not consolidated for tax purposes	(59,634)	37,420	(30,690)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	39,819	93,025	65,686
Estimated taxable income (1)	204,973	157,048	171,207
Taxable income earned in prior year and carried forward for distribution in current year	24,359	29,107	41,489
Taxable income earned prior to period end and carried forward for distribution next period	(65,994)	(38,248)	(42,281)
Dividend payable as of period end and paid in the following period	15,159	13,889	13,174
Total distributions accrued or paid to common stockholders	$178,497	$161,796	$183,589

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Twelve Months Ended
	December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$(235)	$497	$1,019
State	3,377	(1,554)	1,408
Excise	2,590	1,647	1,119
Total current tax expense (benefit)	5,732	590	3,546
Deferred tax expense (benefit):
Federal	23,205	(13,082)	(1,267)
State	3,926	(1,049)	(1,037)
Total deferred tax expense (benefit)	27,131	(14,131)	(2,304)

Total income tax provision (benefit)	$32,863	$(13,541)	$1,242

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

As of December 31, 2021, the cost of investments for U.S. federal income tax purposes was $3,256.5 million, with such investments having a gross unrealized appreciation of $559.9 million and gross unrealized depreciation of $253.6 million.

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2021 and 2020. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2021 and 2020 (amounts in thousands):

	Years Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$34,102	$41,691
Interest expense carryforwards	11,283	9,779
Capital loss carryforwards	—	929
Other	2,809	2,315
Total deferred tax assets	48,194	54,714
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(49,658)	(28,351)
Net basis differences in portfolio investments	(28,259)	(28,955)
Total deferred tax liabilities	(77,917)	(57,306)
Total deferred tax asset (liabilities), net	$(29,723)	$(2,592)

The net deferred tax liability at December 31, 2021 and 2020 was $29.7 million and $2.6 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At December 31, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward. In addition, as of December 31, 2021, for U.S. federal income tax purposes at the RIC level, MSCC had net capital loss carryforwards totaling approximately $67.7 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSCC maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).

During the year ended December 31, 2021, Main Street sold 2,332,795 shares of its common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet, but are included in the weighted-average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. As of December 31, 2021, 3,380,577 shares remained available for sale under the ATM Program.

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

Summarized DRIP information for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31,
	2021	2020	2019

	($ in millions)
DRIP participation	$16.3	$16.2	$18.1
Shares issued for DRIP	404,384	517,796	441,927

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2021.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Year ended December 31, 2021	(332,143)
Restricted stock available for issuance as of December 31, 2021	1,184,531

As of December 31, 2021, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Year ended December 31, 2021	(4,949)
Restricted stock available for issuance as of December 31, 2021	251,702

For the years ended December 31, 2021, 2020 and 2019, Main Street recognized total share-based compensation expense of $10.9 million, $10.8 million and $10.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of December 31, 2021, there was $14.3 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.8 years as of December 31, 2021.

NOTE K—COMMITMENTS AND CONTINGENCIES

At December 31, 2021, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Fund III, LP	$8,117

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$216
EnCap Energy Capital Fund X, L.P.	748
EnCap Flatrock Midstream Fund II, L.P.	4,586
EnCap Flatrock Midstream Fund III, L.P.	365
$5,915

MS Private Loan Fund I, LP	$7,500

EIG Fund Investments	$3,701

Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund V, LP	4,000
$7,000

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	4,871
$6,246

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$1,039

HPEP 3, L.P.	$1,555

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Total Equity Commitments	$44,673

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:	Amount

Xenon Arc, Inc.	$32,400
JTI Electrical & Mechanical, LLC	8,421
NinjaTrader, LLC	7,472
Watterson Brands, LLC	7,374
NWN Corporation	6,716
South Coast Terminals Holdings, LLC	5,433
SI East, LLC	5,250
Bolder Panther Group, LLC	5,000
Pearl Meyer Topco LLC	5,000
ArborWorks, LLC	4,818
Robbins Bros. Jewelry, Inc.	4,500
Event Holdco, LLC	4,308
Winter Services LLC	4,167
Classic H&G Holdco, LLC	4,000
Roof Opco, LLC	3,889
Direct Marketing Solutions, Inc.	3,400
Rug Doctor, LLC	3,270
MB2 Dental Solutions, LLC	3,120
Cody Pools, Inc.	2,950
Infolinks Media Buyco, LLC	2,520
AVEX Aviation Holdings, LLC	2,520
Nebraska Vet AcquireCo, LLC	2,500
Superior Rigging & Erecting Co.	2,500
Klein Hersh, LLC	2,500
IG Parent Corporation	2,500
Computer Data Source, LLC	2,250
KMS, LLC	2,171
SIB Holdings, LLC	2,124
RTIC Subsidiary Holdings, LLC	2,055
Mako Steel, LP	2,049
Fortna, Inc.	2,027
VVS Holdco, LLC	2,000
Burning Glass Intermediate Holding Company, Inc.	1,859
Evergreen North America Acquisitions, LLC	1,854
MS Private Loan Fund I, LP	1,849
Career Team Acquireco LLC	1,800
Johnson Downie Opco, LLC	1,800
Eastern Wholesale Fence LLC	1,747
The Affiliati Network, LLC	1,720
Colonial Electric Company LLC	1,600
Market Force Information, LLC	1,600
Chamberlin Holding LLC	1,600
Flame King Holdings, LLC	1,600
Trantech Radiator Topco, LLC	1,600
GS HVAM Intermediate, LLC	1,591
Hawk Ridge Systems, LLC	1,415
GRT Rubber Technologies LLC	1,340
Interface Security Systems, L.L.C	1,312
RA Outdoors LLC	1,278
PPL RVs, Inc.	1,250
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
Invincible Boat Company, LLC.	1,080
CompareNetworks Topco, LLC	1,000
American Health Staffing Group, Inc.	933
Mystic Logistics Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
Orttech Holdings, LLC	625
ASC Interests, LLC	500
Jensen Jewelers of Idaho, LLC	500
PT Network, LLC	460

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:	Amount
Wall Street Prep, Inc.	400
American Nuts, LLC	281
Dynamic Communities, LLC	250
Acousti Engineering Company of Florida	53

Total Loan Commitments	$191,611

Total Commitments	$236,284

Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had total unrealized depreciation of $0.1 million on the outstanding unfunded commitments as of December 31, 2021.

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

Total operating lease cost incurred by Main Street for each of the years ended December 31, 2021, 2020 and 2019 was $0.7 million. As of December 31, 2021, the asset related to the operating lease was $3.8 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $4.4 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of December 31, 2021, the remaining lease term was 6.1 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of December 31, 2021 (in thousands):

For the Years Ended December 31,	Amount
2022	$790
2023	804
2024	818
2025	832
2026	846
Thereafter	933
Total	$5,023

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

NOTE L – SELECTED QUARTERLY DATA (UNAUDITED)

	2021
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$62,807	$67,294	$76,779	$82,167
Net investment income	$39,757	$42,395	$49,304	$51,209
Net increase in net assets resulting from operations	$57,346	$95,110	$83,956	$94,350
Net investment income per share — basic and diluted	$0.58	$0.62	$0.71	$0.73
Net increase in net assets resulting from operations per share — basic and diluted	$0.84	$1.39	$1.22	$1.34

	2020
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$56,150	$52,007	$51,954	$62,503
Net investment income	$36,545	$31,294	$30,462	$39,644
Net increase in net assets resulting from operations	$(171,438)	$43,369	$78,195	$79,257
Net investment income per share — basic and diluted	$0.57	$0.48	$0.46	$0.59
Net increase in net assets resulting from operations per share — basic and diluted	$(2.66)	$0.66	$1.18	$1.19

	2019
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$61,365	$61,293	$60,068	$60,649
Net investment income	$39,491	$39,617	$39,012	$39,247
Net increase in net assets resulting from operations	$41,401	$38,254	$33,902	$16,014
Net investment income per share — basic and diluted	$0.64	$0.63	$0.62	$0.62
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.61	$0.54	$0.25

NOTE M—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At December 31, 2021, Main Street had a receivable of approximately $5.6 million due from the External Investment Manager, which included (i) approximately $3.3 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $2.3 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement are expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In

October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was terminated.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of December 31, 2021, Main Street has funded approximately $2.5 million of its limited partner commitment and Main Street’s unfunded commitment was approximately $7.5 million. In February 2022, Main Street increased its commitment to the Private Loan Fund from $10.0 million to $15.0 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 and as amended November 30, 2021 and December 29, 2021 (as amended, the “Private Loan Fund Loan”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $85.0 million. Borrowings under the Private Loan Fund Loan bore interest at a fixed rate of 5.00% per annum and matured on February 28, 2022. The Private Loan Fund Loan was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2021, there were $63.2 million of borrowings outstanding under the Private Loan Fund Loan. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the Private Loan Fund Loan and the Private Loan Fund Loan was terminated.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2021, $15.8 million of compensation and dividend reinvestments, plus net unrealized gains and losses and investment income and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan).  Of this amount, $7.3 million had been deferred into phantom Main Street stock units, representing 162,040 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE N—SUBSEQUENT EVENTS

In February 2022, Main Street declared a supplemental cash dividend of $0.075 per share payable in March 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the first quarter of 2022 of $0.215 per share for each of January, February and March 2022.

During February 2022, Main Street declared regular monthly dividends of $0.215 per share for each month of April, May and June 2022. These regular monthly dividends equal a total of $0.645 per share for the second quarter of 2022, representing a 4.9% increase from the regular monthly dividends declared for the second quarter of 2021. Including the supplemental dividends declared for March 2022 and the regular monthly dividends declared for the first quarter and second quarter of 2022, Main Street will have paid $33.540 per share in cumulative dividends since its October 2007 initial public offering.

On February 23, 2022, Main Street’s Board of Directors unanimously approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of February 23, 2023, unless approved earlier by a vote of Main Street’s stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. The Main Street Board also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to the Company at Main Street’s 2022 Annual Meeting of Stockholders.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Main Street Capital Corporation

Opinion on financial statement schedule

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the consolidated financial statements of Main Street Capital Corporation and subsidiaries (the “Company”) referred to in our report dated February 25, 2022, which is included in the annual report on the Form 10-K. Our audits of the consolidated financial statements also included the audit of the consolidated financial statement schedule for the years ended December 31, 2021 and 2020, listed in the index appearing under Item 15(2). In our opinion, this consolidated financial statement schedule, when considered in relation to the consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

Basis for opinion

This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ GRANT THORNTON LLP

Houston, Texas

February 25, 2022

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2021

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	$-	$-	$691	$4,873	$153	$290	$4,736
	Preferred Member Units	(8)	-	(733)	-	3,200	4,894	3,200	4,894
	Warrants	(8)	-	(10)	-	10	-	10	-
Brewer Crane Holdings, LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	940	8,513	20	496	8,037
	Preferred Member Units	(9)	-	1,860	927	5,850	1,860	-	7,710
Café Brazil, LLC	Member Units	(8)	-	540	1,012	2,030	540	-	2,570
California Splendor Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	36	3,381	35,833	211	8,129	27,915
	Preferred Member Units	(9)	-	7,034	1,505	14,496	8,289	-	22,785
Clad-Rex Steel, LLC	10.00% Secured Debt	(5)	-	-	110	1,100	-	29	1,071
	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	1,167	10,853	(52)	400	10,401
	Member Units	(5)	-	1,640	2,391	9,140	1,640	-	10,780
CMS Minerals Investments	Member Units	(9)	-	691	50	1,624	691	341	1,974
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	242	2,357	14,216	32,737	4,469	42,484
	Preferred Member Units	(8)	-	32,700	3,100	14,940	32,700	-	47,640
CompareNetworks Topco, LLC	10.00% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(18)	777	7,954	18	1,495	6,477
	Preferred Member Units	(9)	-	5,220	474	6,780	5,220	-	12,000
Datacom, LLC	5.00% Secured Debt	(8)	-	(628)	793	-	8,404	736	7,668
	8.00% Secured Debt	(8)	(3,601)	2,130	1	12,146	2,130	14,276	-
	Preferred Member Units	(8)	(7,324)	7,324	-	-	9,934	7,324	2,610
Direct Marketing Solutions, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	137	2,034	15,006	9,512	470	24,048
	Preferred Stock	(9)	-	(1,030)	672	19,380	-	1,030	18,350
Gamber-Johnson Holdings, LLC	9.50% (L+7.50%, Floor 2.00%) Secured Debt	(5)	-	32	2,019	19,838	1,761	1	21,598
	Member Units	(5)	-	(5,638)	3,921	52,490	2,848	5,638	49,700
GRT Rubber Technologies LLC	8.10% (L+8.00%) Secured Debt	(8)	-	213	1,786	16,775	22,110	-	38,885
	Member Units	(8)	-	1,290	4,264	44,900	1,290	-	46,190
Jensen Jewelers of Idaho, LLC	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(13)	313	3,400	13	863	2,550
	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	-	3	-	-	-	-
	Member Units	(9)	-	4,800	1,937	7,620	4,800	-	12,420
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	2,526	22,269	55	2,000	20,324
	9.00% Secured Debt	(5)	-	-	354	3,909	-	33	3,876
	Member Units	(5)	-	1,370	92	13,400	1,370	-	14,770
Market Force Information, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	387	1,600	1,800	-	3,400
	12.00% PIK Secured Debt	(9)	-	(4,626)	-	13,562	-	4,626	8,936
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(2,059)	1,137	8,280	34	2,380	5,934
	Preferred Member Units	(5)	-	(2,370)	-	2,370	-	2,370	-
MSC Adviser I, LLC	Member Units	(8)	-	23,638	6,216	116,760	23,640	-	140,400
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	1	820	6,723	10	355	6,378
	Common Stock	(6)	-	(150)	1,271	8,990	-	150	8,840
OMi Holdings, Inc.	12.00% Secured Debt	(8)	-	169	1,109	-	18,000	-	18,000
	Preferred Member Units	(8)	-	(170)	1,578	20,380	-	170	20,210
PPL RVs, Inc.	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(25)	957	11,806	801	225	12,382
	Common Stock	(8)	-	2,860	555	11,500	2,860	-	14,360
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	(62)	929	6,397	2,938	2,062	7,273
	Common Stock	(8)	-	(490)	-	-	1,200	490	710
	Preferred Member Units	(8)	-	(449)	-	10,500	1,109	449	11,160
	Warrants	(8)	-	330	-	870	330	1,200	-
Quality Lease Service, LLC	Member Units	(7)	-	(461)	-	4,460	-	2,312	2,148
Robbins Bros. Jewelry, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	621	-	35,956	-	35,956
	Preferred Equity	(9)	-	-	-	-	11,070	-	11,070
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	49	1,084	8,644	68	-	8,712
	Common Stock	(7)	-	2,630	116	6,030	2,630	-	8,660
Ziegler’s NYPD, LLC	12.00% Secured Debt	(8)	-	-	76	625	-	-	625
	14.00% Secured Debt	(8)	-	-	390	2,750	-	-	2,750
	6.50% Secured Debt	(8)	-	21	66	979	21	-	1,000
	Preferred Member Units	(8)	-	350	-	1,780	350	-	2,130
Other controlled investments
2717 MH, L.P.	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	250	-	250	-

	LP Interests (2717 MH, L.P.)	(8)	-	1,165	-	2,702	1,269	-	3,971
ASC Interests, LLC	13.00% Secured Debt	(8)	-	-	261	1,715	121	-	1,836
	Member Units	(8)	-	(400)	-	1,120	-	400	720
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(154)	-	3,347	-	342	3,005
Barfly Ventures, LLC	7.00% Secured Debt	(5)	-	-	49	343	367	-	710
	Member Units	(5)	-	346	-	1,584	346	-	1,930
Bolder Panther Group, LLC	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	313	3,686	27,225	12,275	500	39,000
	Class A Preferred Member Units	(9)	-	-	1,427	10,194	-	-	10,194
	Class B Preferred Member Units	(9)	-	9,170	3,100	14,000	9,170	-	23,170
Bond-Coat, Inc.	Common Stock	(8)	(2,320)	4,310	-	2,040	4,310	6,350	-
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	1,705	9,401	412	-	9,813
	Preferred Member Units	(6)	-	-	100	1,000	-	-	1,000
	Warrants	(6)	-	840	-	3,220	840	-	4,060
CBT Nuggets, LLC	Member Units	(9)	-	4,540	2,308	46,080	4,540	-	50,620
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	(507)	1,266	11,549	33	2,718	8,864
	Preferred Member Units	(8)	-	(320)	120	6,160	-	320	5,840
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	2	1,544	15,212	4,001	1,396	17,817
	Member Units	(8)	-	(3,660)	3,922	29,340	270	3,930	25,680
Charps, LLC	10.00% Unsecured Debt	(5)	-	260	1,007	8,475	559	3,340	5,694
	15.00%	(5)	-	-	4	669	-	669	-
	Preferred Member Units	(5)	-	1,907	4,839	10,520	3,470	-	13,990
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	2,705	-	24,981	630	24,351
	Preferred Member Units	(6)	-	1,450	1,480	-	9,130	-	9,130
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,978	18,077	44	1,320	16,801
	Preferred Member Units	(5)	-	-	200	9,835	-	-	9,835
Garreco, LLC	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	405	4,519	-	323	4,196
	Member Units	(8)	-	860	300	1,410	860	-	2,270
Gulf Manufacturing, LLC	Member Units	(8)	-	1,130	2,109	4,510	1,130	-	5,640
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	21	250	14	7	257
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(2,757)	1,282	12,044	849	3,176	9,717
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(1,920)	-	5,450	-	1,920	3,530
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(103)	1,264	12,800	103	12,903	-
	Preferred Stock	(7)	10,952	(5,595)	-	12,680	-	12,680	-
Johnson Downie Opco, LLC	13.00% (L+11.50%, Floor 1.50%) Secured Debt	(8)	-	-	208	-	11,344	-	11,344
	Preferred Equity	(8)	-	-	-	-	3,150	-	3,150
KBK Industries, LLC	Member Units	(5)	-	420	992	13,200	420	-	13,620
MS Private Loan Fund	5.00% Unsecured Debt	(8)	-	-	1,402	-	66,726	3,575	63,151
	LP Interests	(8)	-	81	-	-	2,581	-	2,581
MSC Income Fund Inc.	5.00% Unsecured Debt	(8)	-	-	2,179	-	60,000	60,000	-
NAPCO Precast, LLC	Member Units	(8)	-	(2,540)	1,553	16,100	-	2,540	13,560
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	-	-	1,466	10,395	4,846	-	15,241
	Preferred Member Units	(5)	-	713	-	6,500	1,200	-	7,700
NexRev LLC	11.00% Secured Debt	(8)	-	(1,839)	1,883	16,727	38	2,720	14,045
	Preferred Member Units	(8)	-	1,220	80	1,470	1,220	-	2,690
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(48)	380	5,620	48	5,668	-
	Member Units	(9)	8,787	(4,835)	2,805	5,600	(749)	4,851	-
	Warrants	(9)	-	(1,238)	-	1,490	-	1,490	-
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	253	2,080	-	-	2,080
	Member Units	(5)	-	3,619	(45)	2,821	3,619	-	6,440
NuStep, LLC	11.00% Secured Debt	(5)	-	4	1,991	17,193	47	-	17,240
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	58	-	2,120	400	1,720
	Preferred Member Units	(5)	-	2,720	-	10,780	2,720	-	13,500
Orttech Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,522	-	24,151	-	24,151
	Preferred Stock	(5)	-	-	130	-	12,600	2,600	10,000
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	236	4,259	37,201	311	4,838	32,674
	Member Units	(6)	-	11,030	3,599	15,940	11,030	-	26,970
Pegasus Research Group, LLC	Member Units	(8)	-	(1,550)	-	8,830	-	1,550	7,280
River Aggregates, LLC	Member Units	(8)	-	40	125	3,240	40	-	3,280
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	2,009	16,301	2,280	2,400	16,181
	Preferred Member Units	(9)	-	-	-	8,136	443	-	8,579
UnionRock Energy Fund II, LP	LP Interests	(9)	-	2,295	273	2,894	3,669	440	6,123
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	244	2,028	-	2,028	-
	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
VVS Holdco LLC	11.50% Secured Debt	(5)	-	-	913	-	30,100	-	30,100
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(5)	-	-	7	-	1,169	-	1,169
	Preferred Equity	(5)	-	-	-	-	11,840	-	11,840
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control investments			$6,494	$99,420	$122,277	$1,113,725	$592,022	$216,490	$1,489,257
Affiliate Investments
AAC Holdings, Inc.	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	$-	$(217)	$1,817	$9,187	$1,095	$488	$9,794

	Common Stock	(7)	-	(1,069)	-	3,148	-	1,069	2,079
	Warrants	(7)	-	(998)	-	2,938	-	998	1,940
AFG Capital Group, LLC	10.00% Secured Debt	(8)	-	-	31	491	-	347	144
	Preferred Member Units	(8)	-	1,930	200	5,810	1,930	-	7,740
ATX Networks Corp.	10.00% PIK Unsecured Debt	(6)	-	-	-	-	1,963	-	1,963
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	-	168	-	7,092	-	7,092
	8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%) Secured Debt	(6)	(4,528)	1,133	-	12,263	1,521	13,784	-
BBB Tank Services, LLC	12.00% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	(2,242)	612	4,722	27	2,242	2,507
	Member Units	(8)	-	(280)	-	280	-	280	-
	Preferred Stock (non-voting)	(8)	-	(162)	11	151	11	162	-
Boccella Precast Products LLC	10.00% Secured Debt	(6)	-	-	9	-	320	-	320
	Member Units	(6)	-	(1,210)	398	6,040	-	1,210	4,830
Brightwood Capital Fund Investments - Fund V	LP Interests (Brightwood Capital Fund V, LP)	(6)	-	-	-	-	1,000	-	1,000
Buca C, LLC	10.25% (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	1,782	14,256	487	373	14,370
CAI Software LLC	12.50% Secured Debt	(6)	-	(340)	7,570	47,474	23,940	71,414	-
	Member Units	(6)	10,252	(5,095)	2,380	7,190	-	7,190	-
Career Team Holdings, LLC	12.50% Secured Debt	(6)	-	-	513	-	20,050	-	20,050
	Class A Common Units	(6)	-	-	-	-	4,500	-	4,500
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(1,000)	-	1,460	-	1,000	460
Charlotte Russe, Inc	Common Stock	(9)	(3,141)	3,141	-	-	3,141	3,141	-
Classic H&G Holdings, LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(6)	-	-	83	-	4,000	-	4,000
	8.00% Secured Debt	(6)	-	(82)	2,210	24,800	82	5,608	19,274
	Preferred Member Units	(6)	-	5,750	1,070	9,510	5,750	-	15,260
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	(96)	776	11,540	-	1,581	9,959
	LP Interests (Congruent Credit Opportunities Fund II, LP)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	378	1,782	379	2,161	-
DMA Industries, LLC	12.00% Secured Debt	(7)	-	-	521	-	20,993	-	20,993
	Preferred Equity	(7)	-	-	-	-	5,944	-	5,944
Dos Rios Partners	LP Interests (Dos Rios Partners - A, LP)	(8)	715	1,560	-	1,720	1,560	-	3,280
	LP Interests (Dos Rios Partners, LP)	(8)	2,252	4,912	-	5,417	4,912	-	10,329
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(610)	-	1,250	-	610	640
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	(80)	180	100	300	180	480	-
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	9	166	53	526	200	179	547
Flame King Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	884	-	20,996	-	20,996
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	-	77	-	6,324	-	6,324
	Preferred Equity	(9)	-	-	-	-	10,400	-	10,400
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	814	-	5,264	814	-	6,078
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	66	751	10,321	66	3,156	7,231
GFG Group, LLC.	12.00% Secured Debt	(5)	-	110	1,601	-	15,745	3,200	12,545
	Preferred Member Units	(5)	-	2,090	629	-	6,990	-	6,990
Hawk Ridge Systems, LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(9)	-	-	70	-	2,585	-	2,585
	8.00% Secured Debt	(9)	-	94	2,023	18,400	16,400	-	34,800
	Preferred Member Units	(9)	-	7,000	1,914	8,450	7,000	-	15,450
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	60	243	2,900	60	-	2,960
	Member Units	(8)	-	(1,870)	261	5,080	-	1,870	3,210
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	1,332	177	3,258	1,706	252	4,712
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest)	(8)	-	(202)	1,861	15,789	800	2,202	14,387
Iron-Main Investments, LLC	12.50% Secured Debt	(5)	-	-	201	-	3,170	-	3,170
	12.50% PIK Secured Debt	(5)	-	-	408	-	9,088	144	8,944
	12.50% Secured Debt	(5)	-	-	731	-	19,805	-	19,805
	13.00% Secured Debt	(5)	-	-	346	-	4,557	-	4,557
	Common Stock	(5)	-	-	-	-	1,798	-	1,798
L.F. Manufacturing Holdings, LLC	Member Units	(8)	-	510	-	2,050	510	-	2,560
	Preferred Member Units (non-voting)	(8)	-	-	14	93	14	-	107
Meisler Operating LLC	Common Stock	(5)	17,048	(7,413)	-	16,010	(550)	15,460	-
OnAsset Intelligence, Inc.	10.00% PIK Unsecured Debt	(8)	-	-	11	64	139	11	192
	12.00% PIK Secured Debt	(8)	-	-	930	7,299	930	-	8,229
	Common Stock	(8)	-	(830)	-	-	830	830	-
	Warrants	(8)	-	830	-	-	830	830	-
Oneliance, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	335	-	5,547	-	5,547
	Preferred Stock	(7)	-	-	-	-	1,056	-	1,056
PCI Holding Company, Inc.	Preferred Stock	(9)	-	(203)	2,852	4,130	-	4,130	-
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	(90)	4,032	32,962	36,765	3,877	65,850
	Preferred Member Units	(7)	-	6,572	2,340	9,780	6,572	4,782	11,570

Slick Innovations, LLC	13.00% Secured Debt	(6)	-	(42)	731	5,720	42	442	5,320
	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
Sonic Systems International, LLC	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	394	-	11,757	-	11,757
	Common Stock	(8)	-	-	37	-	1,070	-	1,070
Superior Rigging & Erecting Co.	12.00% Secured Debt	(7)	-	-	2,650	21,298	34	-	21,332
	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
The Affiliati Network, LLC	11.83% Secured Debt	(9)	-	-	842	-	13,873	1,039	12,834
	7.00% Secured Debt	(9)	-	-	9	-	1,462	1,200	262
	Preferred Stock	(9)	-	-	270	-	6,400	-	6,400
UniTek Global Services, Inc.	15.00% PIK Secured Convertible Debt	(6)	-	1,178	151	-	2,461	86	2,375
	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	115	236	2,425	259	462	2,222
	Preferred Stock	(6)	-	807	315	3,208	1,439	316	4,331
Volusion, LLC	11.50% Secured Debt	(8)	-	991	2,248	19,243	991	2,800	17,434
	8.00% Unsecured Convertible Debt	(8)	-	118	33	291	118	-	409
	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(694)	-	(11)	(12,263)	-	-	-
Total Affiliate investments			$17,181	$21,989	$51,278	$366,301	$336,505	$165,855	$549,214

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $342,215. This represented 23.0% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $71,118. This represented 12.9% of net assets as of December 31, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $123,216. This represented 8.3% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $94,447. This represented 17.2% of net assets as of December 31, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $19,520. This represented 1.3% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $164,975. This represented 30.0% of net assets as of December 31, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $640,096. This represented 43.0% of net assets as of

December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $108,623. This represented 19.8% of net assets as of December 31, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $364,210. This represented 24.5% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $110,051. This represented 20.0% of net assets as of December 31, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2020

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$—	$(410)	$38	$2,440	$—	$410	$2,030
California Splendor Holdings LLC	LIBOR Plus 8.00% (Floor 1.00%)	(9)	—	29	1,154	7,104	18,239	17,300	8,043
	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	(65)	3,291	27,801	53	65	27,789
	Preferred Member Units	(9)	—	—	1,092	7,163	1,092	—	8,255
	Preferred Member Units	(9)	—	(1,141)	250	7,382	—	1,141	6,241
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	—	49	1,195	10,781	72	—	10,853
	Member Units	(5)	—	(1,020)	587	9,630	—	1,020	8,610
	10% Secured Debt	(5)	—	(11)	113	1,137	—	37	1,100
	Member Units	(5)	—	70	—	460	70	—	530
CMS Minerals Investments	Member Units	(9)	—	(69)	—	1,900	—	276	1,624
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	—	125	1,798	—	16,000	1,784	14,216
	Preferred Member Units	(8)	—	6,623	87	—	14,940	—	14,940
CompareNetworks Topco, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	43	1,123	8,288	2,075	2,410	7,953
	Preferred Member Units	(9)	—	3,770	632	3,010	3,770	—	6,780
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	(110)	1,934	15,707	37	737	15,007
	Preferred Stock	(9)	—	(820)	—	20,200	—	820	19,380
Gamber-Johnson Holdings, LLC	LIBOR Plus 7.00% (Floor 2.00%)	(5)	—	(41)	1,776	19,022	1,640	824	19,838
	Member Units	(5)	—	(920)	3,537	53,410	—	920	52,490
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	—	—	1,294	15,016	1,759	—	16,775
	Member Units	(8)	—	(2,550)	3,542	47,450	—	2,550	44,900
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(12,776)	12,588	—	—	12,776	12,776	—
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(993)	1,010	—	—	993	993	—
	Preferred Stock	(9)	(1,140)	1,140	—	—	1,140	1,140	—
	Common Stock	(9)	(2,849)	2,983	—	—	2,849	2,849	—
	Warrants	(9)	—	—	—	—	—	—	—
Harborside Holdings, LLC	Member Units	(8)	(2,406)	(3,054)	—	9,560	100	9,660	—
IDX Broker, LLC	11.00% Secured Debt	(9)	—	(42)	711	13,400	42	13,442	—
	Preferred Member Units	(9)	9,337	(9,088)	1,193	15,040	—	15,040	—
Jensen Jewelers of Idaho, LLC	Prime Plus 6.75% (Floor 2.00%)	(9)	—	(14)	423	4,000	14	614	3,400
	Member Units	(9)	—	(650)	683	8,270	—	650	7,620
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	—	—	2,947	24,982	1,433	4,146	22,269
	Member Units	(5)	—	—	—	12,240	—	—	12,240
	9.00% Secured Debt	(5)	—	—	357	3,939	—	30	3,909
	Member Units	(5)	—	—	84	1,160	—	—	1,160
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	—	(11,762)	242	22,621	2,794	11,853	13,562
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	—	—	116	2,695	1,791	2,886	1,600
	Member Units	(9)	—	(5,280)	—	5,280	—	5,280	—
MH Corbin Holding LLC	13.00% Secured Debt	(5)	—	(322)	1,181	8,890	32	642	8,280
	Preferred Member Units	(5)	—	(20)	—	20	—	20	—
	Preferred Member Units	(5)	—	(2,400)	—	4,770	—	2,400	2,370
Mid-Columbia Lumber Products, LLC	10.00% Secured Debt	(9)	—	148	44	1,602	148	1,750	—
	12.00% Secured Debt	(9)	—	256	119	3,644	256	3,900	—
	Member Units	(9)	(4,240)	3,239	1	—	101	101	—
	9.50% Secured Debt	(9)	—	—	30	701	19	720	—
	Member Units	(9)	—	(850)	20	1,640	709	2,349	—
MSC Adviser I, LLC	Member Units	(8)	—	12,740	2,491	74,520	42,240	—	116,760
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	—	—	814	6,253	990	520	6,723
	Common Stock	(6)	—	580	203	8,410	580	—	8,990
OMi Holdings, Inc.	Common Stock	(8)	—	3,430	2,343	16,950	3,430	—	20,380
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	—	—	3,356	—	37,202	—	37,202
	Member Units	(6)	—	2,940	538	—	16,740	800	15,940
PPL RVs, Inc.	LIBOR Plus 7.00% (Floor 0.50%)	(8)	—	25	1,204	12,118	188	500	11,806
	Common Stock	(8)	—	1,570	690	9,930	1,570	—	11,500
Principle Environmental, LLC	13.00% Secured Debt	(8)	—	44	877	6,397	—	—	6,397

(d/b/a TruHorizon Environmental Solutions)
	Preferred Member Units	(8)	—	(2,890)	—	13,390	—	2,890	10,500
	Warrants	(8)	—	(220)	—	1,090	—	220	870
Quality Lease Service, LLC	Member Units	(7)	—	(4,880)	—	9,289	301	5,130	4,460
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	—	—	1,105	9,102	22	480	8,644
	Common Stock	(7)	—	1,375	116	4,655	1,375	—	6,030
Vision Interests, Inc.	13.00% Secured Debt	(9)	—	—	268	2,028	—	—	2,028
	Series A Preferred Stock	(9)	—	(929)	—	4,089	—	929	3,160
	Common Stock	(9)	(3,586)	3,296	—	409	3,296	3,705	—
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	—	(21)	66	1,000	—	21	979
	12.00% Secured Debt	(8)	—	—	76	625	—	—	625
	14.00% Secured Debt	(8)	—	—	391	2,750	—	—	2,750
	Warrants	(8)	—	—	—	—	—	—	—
	Preferred Member Units	(8)	—	511	—	1,269	511	—	1,780
Other controlled investments
Access Media Holdings, LLC	10.00% PIK Secured Debt	(5)	(19,698)	17,442	50	6,387	17,442	23,829	—
	Preferred Member Units	(5)	(9,376)	9,660	—	(284)	9,660	9,376	—
	Member Units	(5)	(1)	—	—	—	1	1	—
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	724	5,210	74	410	4,874
	Preferred Member Units	(8)	—	—	—	3,200	—	—	3,200
	Warrants	(8)	—	(306)	—	316	—	306	10
ASC Interests, LLC	13.00% Secured Debt	(8)	—	—	237	1,639	100	24	1,715
	Member Units	(8)	—	(170)	—	1,290	—	170	1,120
ATS Workholding, LLC	5.00% Secured Debt	(9)	—	(1,332)	282	4,521	179	1,353	3,347
	Preferred Member Units	(9)	—	(939)	—	939	—	939	—
Bolder Panther Group, LLC	LIBOR Plus 9.00% (Floor 1.50%)	(9)	—	—	579	—	27,225	—	27,225
	Preferred Member Units	(9)	—	—	—	—	10,194	—	10,194
	Preferred Member Units	(9)	—	—	—	—	14,000	—	14,000
Bond-Coat, Inc.	15.00% Secured Debt	(8)	(3)	—	1,399	11,473	123	11,596	—
	Common Stock	(8)	—	(6,260)	—	8,300	—	6,260	2,040
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	—	—	1,012	8,989	20	496	8,513
	Preferred Member Units	(9)	—	1,570	120	4,280	1,570	—	5,850
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	—	—	1,771	7,797	606	—	8,403
	Warrants	(6)	—	(280)	—	3,500	—	280	3,220
	13.00% Secured Debt	(6)	—	—	135	996	2	—	998
	Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
CBT Nuggets, LLC	Member Units	(9)	—	(4,770)	954	50,850	—	4,770	46,080
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	—	—	1,480	12,136	25	612	11,549
	Preferred Member Units	(8)	—	320	120	5,840	320	—	6,160
Chamberlin Holding LLC	LIBOR Plus 8.00% (Floor 1.00%)	(8)	—	(47)	1,942	17,773	47	2,608	15,212
	Member Units	(8)	—	4,030	4,134	24,040	4,030	—	28,070
	Member Units	(8)	—	(455)	68	1,450	275	455	1,270
Charps, LLC	15.00% Secured Debt	(5)	—	—	258	2,000	—	1,331	669
	8.67% Current / 1.33% PIK	(5)	—	1,716	1,499	—	8,903	428	8,475
	Preferred Member Units	(5)	—	2,718	559	6,920	3,600	—	10,520
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	—	—	—	872	—	125	747
Datacom, LLC	8.00% Secured Debt	(8)	—	—	—	1,615	—	—	1,615
	10.50% PIK Secured Debt	(8)	—	389	—	10,142	389	—	10,531
	Class A Preferred Member Units	(8)	—	—	—	—	—	—	—
	Class B Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	—	1,026	2,177	18,452	1,072	1,447	18,077
	Preferred Member Units	(5)	—	4,661	200	5,174	4,661	—	9,835
Garreco, LLC	LIBOR Plus 8.00% (Floor 1.00%, Ceiling 1.50%)	(8)	—	—	428	4,515	4	—	4,519
	Member Units	(8)	—	(1,150)	—	2,560	—	1,150	1,410
Gulf Manufacturing, LLC	Member Units	(8)	—	(2,920)	135	7,430	—	2,920	4,510
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	—	—	27	280	17	47	250
	6.25% Current / 6.25% PIK	(8)	—	(1,091)	1,650	12,493	1,055	1,504	12,044
	Member Units	(8)	—	(2,420)	—	2,420	—	2,420	—
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	693	(319)	—	3,157	52	507	2,702
	LP Interests (2717 HPP-MH, L.P.)	(8)	—	—	—	—	250	—	250
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	—	(2,520)	104	7,970	—	2,520	5,450
J&J Services, Inc.	11.50% Secured Debt	(7)	—	103	1,943	17,430	170	4,800	12,800
	Preferred Stock	(7)	—	5,595	—	7,160	5,595	75	12,680
KBK Industries, LLC	Member Units	(5)	—	(2,270)	454	15,470	—	2,270	13,200
NAPCO Precast, LLC	Member Units	(8)	—	1,340	642	14,760	1,340	—	16,100
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	—	—	223	—	10,395	—	10,395
	Preferred Member Units	(5)	—	—	—	—	6,500	—	6,500
NexRev LLC	11.00% PIK Secured Debt	(8)	—	(289)	1,973	17,469	201	944	16,726
	Preferred Member Units	(8)	—	(4,840)	(35)	6,310	—	4,840	1,470
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	—	(47)	752	5,981	1,566	1,927	5,620
	Warrants	(9)	—	260	—	1,230	260	—	1,490
	Member Units	(9)	—	612	548	4,988	1,160	548	5,600

NRP Jones, LLC	12.00% Secured Debt	(5)	—	—	764	6,376	—	4,296	2,080
	Member Units	(5)	1,279	(1,889)	384	4,710	—	1,889	2,821
NuStep, LLC	12.00% Secured Debt	(5)	—	—	2,444	19,703	196	2,706	17,193
	Preferred Member Units	(5)	—	580	—	10,200	580	—	10,780
Pegasus Research Group, LLC	Member Units	(8)	—	660	491	8,170	660	—	8,830
Project BarFly, LLC	Member Units	(5)	—	—	—	—	1,584	—	1,584
	7.00% Secured Debt	(5)	(8,591)	8,961	—	7,736	2,438	10,174	—
	7.00% Secured Debt	(5)	(110)	—	—	—	110	110	—
	Warrants	(5)	(607)	607	—	—	607	607	—
	7.00% Secured Debt	(5)	—	—	3	—	343	—	343
	Warrants	(5)	(473)	473	—	—	473	473	—
River Aggregates, LLC	Zero Coupon Secured Debt	(8)	—	28	—	722	28	750	—
	Member Units	(8)	4,015	(3,840)	187	4,990	—	4,990	—
	Member Units	(8)	—	71	—	3,169	71	—	3,240
Tedder Industries, LLC	12.00% Secured Debt	(9)	—	—	2,097	16,912	29	640	16,301
	Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136
UnionRock Energy Fund II, LP	LP Interests	(9)	—	—	—	—	2,894	—	2,894
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			(8,069)	4,251	9	(3,172)	—	—	—
Total Control investments			(59,594)	37,924	81,155	1,032,721	336,485	258,653	1,113,725
Affiliate Investments
AAC Holdings, Inc.	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	(11,210)	4,568	119	11,530	21,359	23,702	9,187
	Common Stock	(7)	—	—	—	—	3,148	—	3,148
	Warrants	(7)	—	2,938	—	—	2,938	—	2,938
AFG Capital Group, LLC	10.00% Secured Debt	(8)	—	—	66	838	—	347	491
	Preferred Member Units	(8)	—	630	—	5,180	630	—	5,810
American Trailer Rental Group LLC	LIBOR Plus 7.25% (Floor 1.00%)	(5)	—	(182)	1,119	27,087	182	27,269	—
	Member Units	(5)	—	3,729	—	8,540	7,470	—	16,010
BBB Tank Services, LLC	LIBOR Plus 11.00% (Floor 1.00%)	(8)	—	(51)	668	4,698	75	51	4,722
	Preferred Member Units	(8)	—	—	20	131	20	—	151
	Member Units	(8)	—	(10)	—	290	—	10	280
Boccella Precast Products LLC	LIBOR Plus 10.00% (Floor 1.00%)	(6)	—	(138)	982	13,244	138	13,382	—
	Member Units	(6)	—	(230)	619	6,270	—	230	6,040
Buca C, LLC	LIBOR Plus 9.25% (Floor 1.00%)	(7)	—	(4,562)	2,032	18,794	24	4,562	14,256
	Preferred Member Units	(7)	—	(4,770)	69	4,701	69	4,770	—
CAI Software LLC	12.50% Secured Debt	(6)	—	257	3,001	9,160	40,830	2,516	47,474
	Member Units	(6)	—	636	10	5,210	1,980	—	7,190
Chandler Signs Holdings, LLC	Class A Units	(8)	—	(1,280)	(91)	2,740	—	1,280	1,460
Charlotte Russe, Inc	Common Stock	(9)	—	—	—	—	—	—	—
Classic H&G Holdings, LLC	12.00% Secured Debt	(6)	—	217	3,112	—	26,000	1,200	24,800
	Preferred Member Units	(6)	—	3,750	469	—	9,510	—	9,510
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	—	—	—	855	—	761	94
	LP Interests (Fund III)	(8)	—	(515)	823	13,915	—	2,375	11,540
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	—	(744)	698	2,362	—	580	1,782
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	—	(2,375)	—	7,033	759	2,375	5,417
	LP Interests (Dos Rios Partners - A, LP)	(8)	—	(754)	—	2,233	241	754	1,720
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	—	(100)	—	400	—	100	300
EIG Fund Investments	LP Interests (EIG Global Private Debt fund-A, L.P.)	(8)	6	(165)	141	720	110	304	526
Freeport Financial Funds	LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(514)	—	5,778	—	514	5,264
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(204)	930	9,696	989	364	10,321
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	—	187	—	2,474	784	—	3,258
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	—	—	70	600	1,384	1,984	—
	11.00% Secured Debt	(9)	—	(31)	1,758	13,400	5,031	31	18,400
	Preferred Member Units	(9)	—	130	378	7,900	130	—	8,030
	Preferred Member Units	(9)	—	—	—	420	—	—	420
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	—	(1,360)	244	4,260	—	1,360	2,900
	Member Units	(8)	—	(5,250)	261	10,330	—	5,250	5,080
I-45 SLF LLC	Member Units	(8)	—	(1,818)	2,346	14,407	3,200	1,818	15,789
L.F. Manufacturing Holdings, LLC	Preferred Member Units	(8)	—	—	12	81	12	—	93
	Member Units	(8)	—	—	—	2,050	—	—	2,050
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	—	—	827	6,474	827	—	7,301
	10.00% PIK Secured Debt	(8)	—	—	6	58	9	3	64
	Preferred Stock	(8)	—	—	—	—	—	—	—
	Warrants	(8)	—	—	—	—	—	—	—
PCI Holding Company, Inc.	12.00% Current Secured Debt	(9)	—	—	1,851	11,356	—	11,356	—
	Preferred Stock	(9)	—	1,450	—	2,680	1,450	—	4,130

	Preferred Stock	(9)	2,610	(2,610)	—	4,350	—	4,350	—
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(413)	—	—	—	413	413	—
	Preferred Member Units	(8)	—	—	—	—	—	—	—
Salado Stone Holdings, LLC	Class A Preferred Units	(8)	—	680	—	570	680	—	1,250
SI East, LLC	9.50% Current, Secured Debt	(7)	—	(74)	3,285	32,963	73	74	32,962
	Preferred Member Units	(7)	—	1,580	1,292	8,200	1,580	—	9,780
Slick Innovations, LLC	13.00% Current, Secured Debt	(6)	—	115	919	6,197	163	641	5,719
	Warrants	(6)	—	70	—	290	70	—	360
	Common Stock	(6)	—	250	—	1,080	250	—	1,330
Superior Rigging & Erecting Co.	12.00% Current, Secured Debt	(7)	—	—	1,110	—	21,298	—	21,298
	Preferred Member Units	(7)	—	—	—	—	4,500	—	4,500
UniTek Global Services, Inc.	LIBOR Plus 6.50% (Floor 1.00%)	(6)	—	(283)	233	2,962	17	553	2,426
	Preferred Stock	(6)	—	(2,684)	—	2,684	—	2,684	—
	Preferred Stock	(6)	—	(2,119)	212	2,282	212	2,119	375
	Preferred Stock	(6)	—	312	255	1,889	945	2	2,832
	Preferred Stock	(6)	—	(3,667)	—	3,667	—	3,667	—
	Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	Preferred Member Units	(8)	—	(800)	—	800	—	800	—
	Member Units	(8)	—	—	—	—	—	—	—
Volusion, LLC	11.50% Secured Debt	(8)	—	(181)	2,438	19,352	71	181	19,242
	8.00% Unsecured Convertible Debt	(8)	—	—	33	291	—	—	291
	Preferred Member Units	(8)	—	(8,010)	—	14,000	—	8,010	5,990
	Warrants	(8)	—	(150)	—	150	—	150	—
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			11,210	(4,906)	118	(9,335)	—	—	—
Total Affiliate investments			2,203	(29,038)	32,435	330,287	159,571	132,892	366,301

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $256,121. This represented 16.9% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $31,595. This represented 2.1% of net assets as of December 31, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $82,476. This represented 5.4% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $108,056. This represented 7.1% of net assets as of December 31, 2020.
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

(b) Management’s Report on Internal Control Over Financial Reporting. The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report which is included herein.

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

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director Departure and Reduction in Size of Board

On February 22, 2022, Mr. Arthur French informed our Board of Directors that after over fourteen years of excellent service to our Board since our initial public offering in 2007, he has decided not to stand for re-election to the Board of Directors at the end of his current term on the date of our 2022 Annual Meeting of Stockholders. Mr. French’s decision not to stand for re-election was not the result of any disagreement with management or the Board of Directors. In connection with Mr. French’s departure, the Board of Directors passed a resolution reducing the number of directors that constitutes the full Board of Directors from nine to eight directors, effective as of the date of our 2022 Annual Meeting of Stockholders.

Fees and Expenses

The following table is being provided to update, as of December 31, 2021, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-231146) filed with the SEC on April 30, 2019 as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment and direct stock purchase plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	3.23	%(5)
Interest payments on borrowed funds	3.57	%(6)
Income tax expense	1.84	%(7)
Acquired fund fees and expenses	0.30	%(8)
Total annual expenses	8.94%

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

(7)

Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2021.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$88	$253	$405	$736
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$98	$263	$415	$746

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the definitive proxy statement relating to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Executive Officers” to be filed with the Securities and Exchange Commission on or prior to April 30, 2022, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our website at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding our equity compensation plans as of December 31, 2021:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted‑Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$1,436,233
Equity compensation plans not approved by security holders(2)	162,040	—	—
Total	$162,040	$—	$1,436,233

(1)	Consists of our Main Street Capital Corporation 2015 Equity and Incentive Plan and our Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. As of December 31, 2021, we had issued 1,921,088 shares of restricted stock pursuant to these plans, of which 855,028 had vested and 57,015 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see “Note J — Share-Based Compensation” in the notes to the consolidated financial statements.
(2)	Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see “Note M — Related Party Transactions” in the notes to the consolidated financial statements.

The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2022,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	174
Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2021 and 2020	175

3.Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
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

4.7*	Form of 4.50% Notes due 2022 (incorporated by reference to Exhibit 4.6)
4.8*

Form of Fourth Supplemental Indenture relating to the 5.20% Notes due 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(11) to Main Street Capital Corporation’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on April 18, 2019 (Reg. No. 333-223483))

4.9*	Form of 5.20% Notes due 2024 (incorporated by reference to Exhibit 4.8)
4.10*

Fifth Supplemental Indenture relating to the 3.00% Notes due 2026, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 1-33723))

4.11*	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.10)
4.12*

Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 1-33723))

10.1*

Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 1-33723))

10.2*

Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.3*

Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.4*

Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

10.5*

Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))

10.6*†

Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.7*†

Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.8*†

Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2015 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

10.9*†

Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 5, 2015 (Reg. No. 333-203893))

Exhibit Number	Description
10.10*

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

10.14*†

Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))

10.15*	Form of Equity Distribution Agreement dated May 16, 2019 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 16, 2019 (File No. 1-33723))
14.1**	Business Conduct and Ethics
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer
32.2**	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET CAPITAL CORPORATION

	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer and Director

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 25, 2022
Dwayne L. Hyzak	(principal executive officer)

/s/ JESSE E. MORRIS	Chief Financial Officer, Chief Operating Officer	February 25, 2022
Jesse E. Morris	(principal financial officer)

/s/ LANCE A. PARKER	Vice President, Chief Accounting Officer	February 25, 2022
Lance A. Parker	(principal accounting officer)

/s/ VINCENT D. FOSTER	Chairman of the Board	February 25, 2022
Vincent D. Foster

/s/ ARTHUR L. FRENCH	Director	February 25, 2022
Arthur L. French

/s/ J. KEVIN GRIFFIN	Director	February 25, 2022
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 25, 2022
John E. Jackson

/s/ BRIAN E. LANE	Director	February 25, 2022
Brian E. Lane

/s/ KAY MATTHEWS	Director	February 25, 2022
Kay Matthews

/s/ DUNIA A. SHIVE	Director	February 25, 2022
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 25, 2022
Stephen B. Solcher