Form 10-Q
period 2022-03-31
Main Street Capital CORP
filed 2022-05-06
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The number of shares outstanding of the issuer’s common stock as of May 5, 2022 was 72,979,061.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,099,019 and $1,107,597 as of March 31, 2022 and December 31, 2021, respectively)	$1,486,663	$1,489,257
Affiliate investments (cost: $583,428 and $578,539 as of March 31, 2022 and December 31, 2021, respectively)	559,439	549,214
Non‑Control/Non‑Affiliate investments (cost: $1,690,120 and $1,573,110 as of March 31, 2022 and December 31, 2021, respectively)	1,644,636	1,523,360
Total investments (cost: $3,372,567 and $3,259,246 as of March 31, 2022 and December 31, 2021, respectively)	3,690,738	3,561,831
Cash and cash equivalents	17,952	32,629
Interest receivable and other assets	68,320	56,488
Receivable for securities sold	—	35,125
Deferred financing costs (net of accumulated amortization of $9,705 and $9,462 as of March 31, 2022 and December 31, 2021, respectively)	3,973	4,217
Total assets	$3,780,983	$3,690,290
LIABILITIES
Credit facility	$338,000	$320,000
3.00% Notes due 2026 (par: $500,000 as of both March 31, 2022 and December 31, 2021)	497,741	497,609
5.20% Notes due 2024 (par: $450,000 as of both March 31, 2022 and December 31, 2021)	451,136	451,272
SBIC debentures (par: $350,000 as of both March 31, 2022 and December 31, 2021)	343,027	342,731
4.50% Notes due 2022 (par: $185,000 as of both March 31, 2022 and December 31, 2021)	184,595	184,444
Accounts payable and other liabilities	26,655	40,469
Payable for securities purchased	—	5,111
Interest payable	17,145	14,926
Dividend payable	15,519	15,159
Deferred tax liability, net	33,511	29,723
Total liabilities	1,907,329	1,901,444
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 72,252,180 and 70,700,885 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	723	707
Additional paid‑in capital	1,807,739	1,736,346
Total undistributed earnings	65,192	51,793
Total net assets	1,873,654	1,788,846
Total liabilities and net assets	$3,780,983	$3,690,290
NET ASSET VALUE PER SHARE	$25.89	$25.29

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$32,577	$24,025
Affiliate investments	13,917	11,505
Non‑Control/Non‑Affiliate investments	32,901	27,277
Total investment income	79,395	62,807
EXPENSES:
Interest	(16,687)	(13,804)
Compensation	(7,269)	(6,318)
General and administrative	(3,226)	(2,975)
Share‑based compensation	(2,818)	(2,333)
Expenses allocated to the External Investment Manager	2,817	2,380
Total expenses	(27,183)	(23,050)
NET INVESTMENT INCOME	52,212	39,757
NET REALIZED GAIN (LOSS):
Control investments	-	(10,925)
Affiliate investments	692	(4,803)
Non‑Control/Non‑Affiliate investments	2,644	(2)
Total net realized gain (loss)	3,336	(15,730)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	8,279	14,261
Affiliate investments	3,041	6,417
Non‑Control/Non‑Affiliate investments	3,432	13,323
Total net unrealized appreciation (depreciation)	14,752	34,001
INCOME TAXES:
Federal and state income, excise and other taxes	(1,309)	(634)
Deferred taxes	(3,788)	(48)
Income tax benefit (provision)	(5,097)	(682)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$65,203	$57,346
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.73	$0.58
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.91	$0.84
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	71,708,326	68,126,576

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase (decrease) resulting from operations	—	—	—	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164

Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase (decrease) resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$65,203	$57,346
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(315,369)	(208,186)
Proceeds from sales and repayments of debt investments in portfolio companies	218,781	121,027
Proceeds from sales and return of capital of equity investments in portfolio companies	19,963	13,920
Net unrealized (appreciation) depreciation	(14,752)	(34,001)
Net realized (gain) loss	(3,336)	15,730
Accretion of unearned income	(2,834)	(2,468)
Payment-in-kind interest	(937)	(2,389)
Cumulative dividends	(887)	(425)
Share-based compensation expense	2,818	2,333
Amortization of deferred financing costs	686	740
Deferred tax (benefit) provision	3,788	48
Changes in other assets and liabilities:
Interest receivable and other assets	(11,731)	4,096
Interest payable	2,219	6,610
Accounts payable and other liabilities	(13,667)	(504)
Deferred fees and other	378	1,172
Net cash used in operating activities	(49,677)	(24,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	63,522	3,628
Proceeds from public offering of 3.00% Notes due 2026	-	300,000
Dividends paid	(46,522)	(38,045)
Proceeds from issuance of SBIC debentures	-	20,200
Repayments of SBIC debentures	-	(40,000)
Proceeds from credit facility	185,000	125,000
Repayments on credit facility	(167,000)	(307,000)
Debt issuance premiums (costs), net	-	(5,743)
Purchases of vested stock for employee payroll tax withholding	-	(7)
Net cash provided by financing activities	35,000	58,033

Net increase (decrease) in cash and cash equivalents	(14,677)	33,082
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,629	31,919
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,952	$65,001

Supplemental cash flow disclosures:
Interest paid	$13,751	$6,424
Taxes paid	$2,874	$(487)
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$4,813	$3,699

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	$4,875	$4,689	$4,689
			Preferred Member Units		8/16/2019	3,200				3,200	-
			Preferred Member Units		5/20/2021	2,427				2,426	4,318
			Warrants	(27)	8/16/2019	420		8/16/2029		316	-
										10,631	9,007
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%	7/31/2022	170	170	170
			Secured Debt		8/1/2013		13.00%	7/31/2022	1,650	1,642	1,642
			Member Units		8/1/2013	1,500				1,500	800
										3,312	2,612
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%	8/16/2023	4,794	4,635	3,005
			Preferred Member Units		11/16/2017	3,725,862				3,726	-
										8,361	3,005
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%	10/31/2024	711	711	711
			Member Units		10/26/2020	37				1,584	2,050
										2,295	2,761
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		11.00%	3/31/2027	11,025	10,917	10,917
			Preferred Stock		3/7/2022	4,073				4,073	4,073
										14,990	14,990
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9)	12/31/2020		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	49,194	48,901	49,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%			14,000	25,930
										62,901	75,124
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	7,936	7,919	7,919
			Preferred Member Units	(8)	1/9/2018	2,950				4,279	7,780
										12,198	15,699
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%	12/11/2024	8,813	8,813	8,813
			Secured Debt	(30)	7/25/2016		13.00%	12/11/2024	1,000	1,000	1,000
			Preferred Member Units	(8) (30)	7/25/2016	17,742				1,000	1,000
			Warrants	(27)	7/25/2016	82		7/25/2026		2,132	4,260
										12,945	15,073
Café Brazil, LLC		Casual Restaurant Group
			Member Units	(8)	6/9/2006	1,233				1,742	2,630

California Splendor Holdings LLC		Processor of Frozen Fruits
			Secured Debt	(9)	3/30/2018		11.00% (L+10.00%, Floor 1.00%)	3/30/2023	28,000	27,932	27,932
			Preferred Member Units	(8) (19)	7/31/2019	6,725	15.00% PIK			9,867	9,867
			Preferred Member Units	(8)	3/30/2018	6,157				10,775	17,265
										48,574	55,064
CBT Nuggets, LLC		Produces and Sells IT Training Certification Videos

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units	(8)	6/1/2006	416				1,300	48,880

Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	9,183	9,145	8,638
			Preferred Member Units		1/4/2019	12,696				5,840	5,840
										14,985	14,478
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	17,681	17,621	17,681
			Member Units	(8)	2/26/2018	4,347				11,440	24,140
			Member Units	(8) (30)	11/2/2018	1,047,146				1,322	1,540
										30,383	43,361
Charps, LLC		Pipeline Maintenance and Construction
			Unsecured Debt		8/26/2020		10.00%	1/31/2026	5,694	4,617	5,694
			Preferred Member Units	(8)	2/3/2017	1,829				1,963	14,090
										6,580	19,784
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	10,480	10,411	10,411
			Secured Debt		12/20/2016		10.00%	12/20/2036	1,073	1,063	1,063
			Member Units	(8)	12/20/2016	717				7,280	10,250
			Member Units	(30)	12/20/2016	800				210	610
										18,964	22,334
CMS Minerals Investments		Oil & Gas Exploration & Production
			Member Units	(8) (30)	4/1/2016	100				1,729	2,057

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	42,494	42,139	42,482
			Preferred Member Units	(8) (30)	3/6/2020	587				8,317	47,640
										50,456	90,122
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	24,255	24,051	24,051
			Preferred Member Units	(8)	3/31/2021	17,280				7,680	9,130
										31,731	33,181
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		10.00% (L+9.00%, Floor 1.00%)	1/29/2024	5,797	5,779	5,797
			Preferred Member Units	(8)	1/29/2019	1,975				1,975	13,610
										7,754	19,407
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.8%				710	710

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		7.50%	12/31/2025	8,825	8,271	7,643
			Preferred Member Units	(8)	3/31/2021	9,000				2,610	2,670
										10,881	10,313

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	16,523	16,483	16,483
			Preferred Member Units	(8)	4/1/2018	3,857				9,501	9,835
										25,984	26,318
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2024	23,756	23,619	23,737
			Preferred Stock	(8)	2/13/2018	8,400				8,400	22,450
										32,019	46,187
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		10.50% (L+8.50%, Floor 2.00%)	1/1/2025	21,598	21,540	21,598
			Member Units	(8)	6/24/2016	9,042				17,692	45,120
										39,232	66,718
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9)	7/15/2013		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2022	4,196	4,196	4,196
			Member Units	(8)	7/15/2013	1,200				1,200	2,340
										5,396	6,536
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.23% (L+8.00%)	10/29/2026	38,885	38,683	38,885
			Member Units	(8)	12/19/2014	5,879				13,065	46,190
										51,748	85,075
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438				2,980	5,290

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	257	257	257
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,565	13,565	8,000
			Member Units		4/29/2016	3,681				3,680	-
										17,502	8,257
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.3%				2,860	4,317
			LP Interests (2717 HPP-MS, L.P.)	(31)	3/11/2022	49.3%				244	244
										3,104	4,561
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456				718	3,530

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		10.00% (Prime+6.75%, Floor 2.00%)	11/14/2023	2,450	2,439	2,450
			Member Units	(8)	11/14/2006	627				811	15,120
										3,250	17,570
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	11,475	11,350	11,350

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8)	12/10/2021	3,150				3,150	3,150
										14,500	14,500
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%	3/28/2027	25,650	25,394	25,394
			Common Stock		3/28/2022	107,406				10,741	10,741
										36,135	36,135
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325				783	13,930

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	20,415	20,336	20,336
			Secured Debt		10/31/2018		9.00%	10/31/2048	3,906	3,868	3,868
			Member Units		10/31/2018	581				12,240	12,240
			Member Units	(8) (30)	10/31/2018	800				992	2,460
										37,436	38,904
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,400	3,400	3,400
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	26,079	25,952	8,936
			Member Units		7/28/2017	743,921				16,642	-
										45,994	12,336
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%	3/31/2022	8,170	8,170	4,368
			Preferred Member Units		3/15/2019	66,000				4,400	-
			Preferred Member Units		9/1/2015	4,000				6,000	-
										18,570	4,368
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/26/2021	12.1%				7,500	7,581

MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013					29,500	132,920

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		10.00%	1/31/2024	6,098	6,098	6,098
			Common Stock	(8)	8/18/2014	5,873				2,720	11,060
										8,818	17,158
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955				2,975	13,370

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%	12/31/2025	10,500	10,418	10,418
			Secured Debt		12/31/2020		12.00%	12/31/2025	6,284	6,237	6,237
			Preferred Member Units		12/31/2020	6,987				6,987	7,700
										23,642	24,355
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2025	15,999	15,966	13,837
			Preferred Member Units	(8)	2/28/2018	86,400,000				6,880	2,690
										22,846	16,527
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%	3/20/2023	2,080	2,080	2,080

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Member Units	(8)	12/22/2011	65,962				3,717	6,290
									5,797	8,370
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	2,920	2,920	2,920
		Secured Debt		1/31/2017		12.00%	1/31/2025	17,240	17,237	17,240
		Preferred Member Units		1/31/2017	406				10,200	13,500
									30,357	33,660
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%	8/31/2026	17,500	17,345	17,500
		Preferred Member Units	(8)	4/1/2008	900				1,080	20,210
									18,425	37,710
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9)	7/30/2021		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	24,375	24,163	24,163
		Preferred Stock	(8) (30)	7/30/2021	10,000				10,000	10,000
									34,163	34,163
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%	4/27/2025	34,174	33,955	34,174
		Member Units	(8)	4/27/2020	13,800				13,000	35,050
									46,955	69,224
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9)	10/31/2019		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	2,000	1,983	1,983
		Secured Debt	(9)	11/15/2016		7.50% (L+7.00%, Floor 0.50%)	11/15/2022	11,655	11,655	11,655
		Common Stock	(8)	6/10/2010	2,000				2,150	14,920
									15,788	28,558
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		2/1/2011		13.00%	11/15/2026	973	968	968
		Secured Debt		7/1/2011		13.00%	11/15/2026	5,924	5,814	5,814
		Preferred Member Units	(8)	2/1/2011	21,806				5,709	11,160
		Common Stock		1/27/2021	1,037				1,200	710
									13,691	18,652
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000				8,563	1,470

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (30)	12/20/2013	1,500				369	3,280

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	36,360	35,977	35,977
		Preferred Equity		12/15/2021	11,070				11,070	11,070
									47,047	47,047
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt		8/31/2018		12.00%	8/31/2022	16,800	16,763	16,763
		Preferred Member Units		8/31/2018	505				8,579	8,579
									25,342	25,342
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units		1/6/2011	460				1,290	5,472
		Preferred Stock		1/26/2022	248				718	1,794
									2,008	7,266

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt		5/31/2019		12.00%	5/31/2024	8,320	8,271	8,313
		Common Stock	(8)	5/31/2019	615				4,655	8,660
									12,926	16,973
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock		12/23/2011	3,000,000				3,000	3,000

VVS Holdco LLC	Omnichannel Retailer of Animal Health Products
		Secured Debt	(9) (30)	12/1/2021		7.00% (L+6.00%, Floor 1.00%)	12/1/2026	800	770	770
		Secured Debt	(30)	12/1/2021		11.50%	12/1/2026	30,400	30,115	30,115
		Preferred Equity	(8) (30)	12/1/2021	11,840				11,840	11,840
									42,725	42,725
Ziegler’s NYPD, LLC	Casual Restaurant Group
		Secured Debt		6/1/2015		12.00%	10/1/2022	625	625	625
		Secured Debt		10/1/2008		6.50%	10/1/2022	1,000	1,000	1,000
		Secured Debt		10/1/2008		14.00%	10/1/2022	2,750	2,750	2,750
		Preferred Member Units		6/30/2015	10,072				2,834	2,130
		Warrants	(27)	7/1/2015	587		10/1/2025		600	-
									7,809	6,505
Subtotal Control Investments (79.3% of net assets at fair value)									$1,099,019	$1,486,663

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$10,408	$10,231	$10,044
			Common Stock		12/11/2020	593,928				3,148	2,079
			Warrants	(27)	12/11/2020	554,353		12/11/2025		-	1,940
										13,379	14,063
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	58	58	58
			Preferred Member Units	(8)	11/7/2014	186				1,200	8,350
										1,258	8,408
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,667	7,092	7,322
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,144	2,040	2,122
			Common Stock		9/1/2021	583				-	-
										9,132	9,444
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	2,298
			Preferred Stock (non-voting)	(8) (19)	12/17/2018		15.00% PIK			162	-
			Member Units		4/8/2016	800,000				800	-
										5,762	2,298
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000				2,256	4,830
										2,576	5,150
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	15.8%				1,500	1,639

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		12.25% (L+11.25%, Floor 1.00%)	6/30/2020	19,491	19,491	14,370
			Preferred Member Units	(19)	6/30/2015	6	6.00% PIK			4,770	-
										24,261	14,370
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	20,250	20,060	20,060
			Common Stock		12/17/2021	450,000				4,499	4,499
										24,559	24,559
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000				1,500	620

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	7,600	7,600	7,600

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		3/12/2020		8.00%	3/12/2025	19,274	19,150	19,274
			Preferred Member Units	(8)	3/12/2020	154				5,760	16,280
										32,510	43,154
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%				9,150	8,853

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	21,200	21,004	21,004
			Preferred Equity		11/19/2021	5,944				5,944	5,944
										26,948	26,948
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%				6,605	10,419
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%				2,097	3,308
										8,702	13,727
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000				2,000	350

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	11.1%				546	499

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	7,600	7,528	7,528
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	21,200	21,006	21,006
			Preferred Equity	(8)	10/29/2021	9,360				10,400	10,400
										38,934	38,934
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.3%				4,481	4,585
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%				7,629	7,231
										12,110	11,816
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	12,545	12,442	12,545
			Preferred Member Units	(8)	3/31/2021	226				4,899	6,989
										17,341	19,534
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (31)	8/9/2017	8.2%				3,445	4,684

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/2/2016		7.00% (L+6.00%, Floor 1.00%)	1/15/2026	2,585	2,585	2,585
			Secured Debt		12/2/2016		8.00%	1/15/2026	34,800	34,680	34,800
			Preferred Member Units	(8)	12/2/2016	226				2,850	16,570
			Preferred Member Units	(30)	12/2/2016	226				150	870
										40,265	54,825
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%	5/1/2022	3,000	3,000	2,870
			Member Units	(8)	1/8/2003	322,297				2,352	2,969
										5,352	5,839
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest)	(8)	10/20/2015					19,000	14,439

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%	11/15/2026	4,600	4,559	4,559
			Secured Debt		9/1/2021		12.50%	11/15/2026	3,200	3,171	3,171
			Secured Debt		11/15/2021		12.50%	11/15/2026	28,944	28,759	28,759
			Common Stock		8/3/2021	179,778				1,798	1,798
										38,287	38,287
L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8) (19)	1/1/2019		14.00% PIK			111	111
			Member Units	(8)	12/23/2013	2,179,001				2,019	2,560
										2,130	2,671
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(19)	5/20/2014		12.00% PIK	12/31/2022	964	964	964
			Secured Debt	(19)	3/21/2014		12.00% PIK	12/31/2022	983	983	983
			Secured Debt	(19)	5/10/2013		12.00% PIK	12/31/2022	2,116	2,116	2,116
			Secured Debt	(19)	4/18/2011		12.00% PIK	12/31/2022	4,415	4,415	4,415
			Unsecured Debt	(19)	6/5/2017		10.00% PIK	12/31/2022	197	197	197
			Preferred Stock	(19)	4/18/2011	912	7.00% PIK			1,981	-
			Common Stock		4/15/2021	635				830	-
			Warrants	(27)	4/18/2011	4,699		5/10/2023		1,089	-
										12,575	8,675
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	5,600	5,550	5,550
			Preferred Stock		8/6/2021	1,056				1,056	1,056
										6,606	6,606
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17)	6/30/2015		12.00%	1/8/2018	30,369	29,865	-
			Preferred Member Units		1/8/2013	250				2,500	-
										32,365	-
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	65,543	65,448	65,543
			Preferred Member Units	(8)	8/31/2018	157				1,218	12,529
										66,666	78,072
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	5,120	5,061	5,120
			Common Stock		9/13/2018	70,000				700	1,510
			Warrants	(27)	9/13/2018	18,084		9/13/2028		181	400
										5,942	7,030

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	11,982	11,769	11,769
			Common Stock		8/20/2021	7,866				1,070	1,010
										12,839	12,779
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%	8/31/2025	21,500	21,344	21,344
			Preferred Member Units		8/31/2020	1,571				4,500	4,500
										25,844	25,844
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%	8/9/2026	1,080	1,063	1,063
			Secured Debt		8/9/2021		11.83%	8/9/2026	12,961	12,841	12,841
			Preferred Stock	(8)	8/9/2021	1,280,000				6,400	6,990
										20,304	20,894
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	11.1%				1,243	1,653

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (19)	10/15/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	399	398	373
			Secured Debt	(9) (19)	8/27/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	1,996	1,985	1,864
			Secured Convertible Debt	(19)	1/1/2021		15.00% PIK	2/20/2025	1,290	1,290	2,388
			Preferred Stock	(8) (19)	8/29/2019	1,133,102	20.00% PIK			1,844	2,833
			Preferred Stock	(19)	8/21/2018	1,521,122	20.00% PIK			2,188	1,835
			Preferred Stock	(19)	6/30/2017	2,281,682	19.00% PIK			3,667	-
			Preferred Stock	(19)	1/15/2015	4,336,866	13.50% PIK			7,924	-
			Common Stock		4/1/2020	945,507				-	-
										19,296	9,293
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(19) (30)	12/7/2016	716,949	14.00% PIK			1,032	-
			Member Units	(30)	12/7/2016	4,000,000				4,000	-
										5,032	-
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	17,084	17,084	17,084
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	409	409	409
			Preferred Member Units		1/26/2015	4,876,670				14,000	5,989
			Warrants	(27)	1/26/2015	1,831,355		1/26/2025		2,576	-
										34,069	23,482
Subtotal Affiliate Investments (29.9% of net assets at fair value)										$583,428	$559,439

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$11,115	$11,018	$11,115
			Secured Debt	(9)	5/26/2021		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	839	831	839
										11,849	11,954
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	3/11/2022		8.50% (L+7.50%, Floor 1.00%)	3/11/2027	25,618	25,550	25,550

ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	21,861	21,488	20,969

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00% (L+6.00%, Floor 1.00%)	11/19/2026	6,667	6,593	6,593

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (39)	3/11/2022		7.75% (SOFR+6.75%, Floor 1.00%)	4/10/2026	19,756	19,411	19,411
			Secured Debt	(9) (39)	3/11/2022		9.75% (SOFR+8.75%, Floor 1.00%)	4/10/2026	19,756	19,411	19,411
										38,822	38,822
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	6/30/2022	2,980	2,980	164
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	14,370	13,706	790
										16,686	954
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00% (L+7.00%, Floor 1.00%)	11/9/2026	30,178	29,489	29,489
			Common Equity		11/9/2021	234				234	234
										29,723	29,723
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		9.18% (L+7.93%, Floor 1.25%)	12/21/2025	22,500	22,313	22,500

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (39)	1/18/2022		7.50%(SOFR+6.50%, Floor 1.00%)	1/18/2027	720	720	720
			Secured Debt	(9) (39)	1/18/2022		6.50%(SOFR+5.50%, Floor 1.00%)	1/18/2027	6,660	6,660	6,660
			Secured Debt	(9) (39)	1/18/2022		8.50%(SOFR+7.50%, Floor 1.00%)	1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000				720	720
										14,760	14,760
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		8.00% (L+7.00%, Floor 1.00%)	12/15/2026	13,289	12,991	12,991
			Common Equity		12/15/2021	360				360	360
										13,351	13,351
BDS Solutions IntermediateCo, LLC	(10)	Outsourced Consumer Services Provider

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (39)	2/7/2022		7.50% (SOFR+6.50%, Floor 1.00%)	2/7/2027	39,886	39,047	39,047

Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	193	193	193
			Preferred Member Units	(8) (19) (30)	11/12/2019	122,416	16.00% PIK			175	325
			Preferred Member Units	(8) (19) (30)	7/6/2018	1,548,387	8.00% PIK			2,066	4,006
										2,434	4,524
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/10/2023	12,001	11,933	12,001
			Member Units		3/10/2017	1,050,000				1,050	730
										12,983	12,731
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,357	5,357	5,337
			Common Stock	(8)	10/1/2020	723,184				1	2,775
										5,358	8,112
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	4,201

Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.6%				7,110	4,502
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.6%				4,350	4,394
										11,460	8,896
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2026	465	431	431
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	20,084	19,767	20,084
										20,198	20,515
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19) (34)	11/14/2017		9.28% Cash, 0.22% PIK	11/14/2023	28,553	28,432	28,553

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527				1,789	1,789
			Preferred Equity		12/13/2021	596,176				-	-
										1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	15,378	15,246	15,301

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	322,907				6,183	3,849

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,746	2,746	25

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	23,294	22,874	23,165

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618				3,335	15,605

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt		12/26/2017		11.50%	6/22/2023	4,681	4,681	4,413
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	160
										5,155	4,573
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,324	9,272	8,897
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,077	1,077
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	320
										11,125	10,294
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,681	5,645	5,327

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.00%, (L+7.00%, Floor 1.00%)	10/30/2025	33,484	32,953	33,484

Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (39)	2/10/2022		7.25% (SOFR+6.25%, Floor 1.00%)	2/10/2028	9,375	9,190	9,234

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%				3,745	1,988
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%				2,097	947
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				3,903	2,155
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,408	8,815
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%				5,358	1,515
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%				6,070	5,037
										29,581	20,457

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,875	6,806	5,815

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (30)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	46,154	45,700	45,700

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (39)	1/4/2021		8.50% (SOFR+7.50%, Floor 1.00%)	1/2/2026	6,185	6,061	6,061

Fortna Acquisition Co., Inc.	(10)	Process, Physical Distribution and Logistics Consulting Services
			Secured Debt		7/23/2019		5.21% (L+5.00%)	4/8/2025	7,542	7,477	7,542

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%	6/28/2024	1,810	1,810	1,672
			Common Stock		6/30/2019	10,429				256	-
										2,066	1,672
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		5.58% (L+5.25%)	12/19/2025	20,710	20,621	20,606

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	18,249	18,164	18,249

Grupo Hima San Pablo, Inc.	(11)	Tertiary Care Hospitals
			Secured Debt	(9) (14) (17)	3/7/2013		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	968
			Secured Debt	(14) (17)	3/7/2013		13.75%	10/15/2018	2,055	2,040	49
			Secured Debt	(14) (17)	3/7/2013		12.00%	12/24/2021	147	147	147
										6,691	1,164
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	13,187	13,118	13,187

GS Operating, LLC (Gexpro)	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9) (39)	1/3/2022		6.75% (SOFR+6.00%, Floor 0.75%)	1/3/2028	30,182	29,359	30,182

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,449	3,422	3,063

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,775	14,465	14,775

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		7.00% (L+6.00%, Floor 1.00%)	10/23/2026	25,482	25,482	25,482

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,088	6,964	6,930

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	10,067	9,905	10,040

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,656	18,449	17,623

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(9) (19) (35)	8/20/2020		L+6.50% PIK	12/22/2022	6,442	6,442	6,442
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	18,154	17,258	17,258
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			3,235	4,405
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,558,333				1,558	-
										28,493	28,105
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	19,848	19,465	19,808
			Preferred Member Units	(8) (19) (30)	1/31/2018	144	10.00% PIK			122	166
			Preferred Member Units	(8) (19) (30)	5/17/2019	80	20.00% PIK			84	101
			Member Units	(30)	6/17/2016	900				900	729
										20,571	20,804
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00% (L+6.00%, Floor 1.00%)	11/1/2026	8,658	8,477	8,477

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	770	770	770
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,313	7,237	3,831
			Common Stock		12/7/2021	2,143				-	-
										8,007	4,601
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	20,627	20,563	20,487

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	16,889	16,749	16,889

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.76% (L+5.75%, Floor 0.75%)	3/25/2027	7,313	7,123	7,166

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,054	5,033	3,263

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.50% (L+7.50%, Floor 1.00%)	11/4/2024	2,095	2,095	2,095
			Preferred Equity	(8)	11/8/2021	2,826,667				320	320

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										2,415	2,415
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	4,034	3,993	3,329
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	1,705	1,705	1,705
			Common Stock		8/21/2019	472,579				4,429	-
										10,127	5,034
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00% (L+6.00%, Floor 1.00%)	12/22/2026	37,658	36,786	36,786
			Common Equity		12/22/2021	1,684,211				1,684	1,684
										38,470	38,470
Klein Hersh, LLC	(10)	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
			Secured Debt	(9)	11/13/2020		7.75% (L+7.00%, Floor 0.75%)	11/13/2025	42,519	41,620	42,478

KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25% (L+7.25%, Floor 1.00%)	10/4/2026	7,562	7,405	7,405

Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		6.11% (L+5.50%)	12/20/2024	11,385	11,322	11,342

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,561	10,099

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.61% (L+5.00%)	5/9/2026	14,588	14,432	14,369

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.3%				1,746	2,854

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,424	17,314	17,424

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,466	4,376	4,376

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	25,780	24,642	24,298

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3				125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88% (L+5.25%, Floor 0.625%)	12/22/2025	16,993	16,914	16,993
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			1,940	1,940
										18,854	18,933
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (38)	3/15/2021		8.18% (L+7.25%, Floor 0.75%)	3/13/2026	1,825	1,775	1,804

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	3/15/2021		8.38% (L+7.25%, Floor 0.75%)	3/13/2026	15,542	15,290	15,362
										17,065	17,166
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	7,956	7,846	7,956
			Secured Debt	(9) (36)	1/28/2021		7.10%	1/29/2027	4,610	4,567	4,610
										12,413	12,566
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,582	17,781

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		6.99% (L+5.50%, Floor 1.00%)	4/26/2024	3,932	3,909	2,669

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	31,425	30,886	31,373

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		9.42% (L+9.25%)	12/31/2023	24,781	24,718	23,582

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		6.50% (L+5.50%, Floor 1.00%)	11/12/2026	9,935	9,890	9,898

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,538	4,538	4,380

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	42,972	42,158	41,730

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%	11/15/2026	4,540	4,540	91

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	14,000	13,866	13,580

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (39)	1/19/2022		6.75% (SOFR+5.75%, Floor 1.00%)	1/19/2027	18,388	17,632	17,632

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9)	7/6/2020		7.76% (L+6.75%, Floor 1.00%)	7/6/2026	29,663	29,110	29,641

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	18,991	18,829	17,812

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,124	19,817	19,820

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779				46	24
			Warrants	(26)	11/12/2015	187,161		10/20/2025		425	-
										471	24
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	4,729	4,618	4,618

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	20,709	20,528	20,709

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25% (L+6.25%, Floor 1.00%)	11/16/2024	9,105	8,888	8,941

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,248	4,064
			Secured Debt	(9)	9/30/2021		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,498	6,499
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25% (L+5.50%, Floor 0.75%)	4/26/2028	11,372	11,271	11,315

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00% (L+6.00%, Floor 1.00%)	10/29/2026	6,282	6,142	6,152
			Common Equity		10/29/2021	95,238				200	200
										6,342	6,352
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25% (L+6.25%, Floor 1.00%)	12/13/2026	41,567	40,701	40,701
			Common Equity		12/10/2021	863,636				864	864
										41,565	41,565
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	15,522	15,457	15,275

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	1/0/1900		6.51% (L+5.50%, Floor 0.75%)	10/1/2028	7,681	7,609	7,566

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	10,588	10,394	9,844

Tacala Investment Corp.	(33)	Quick Service Restaurant Group
			Secured Debt	(9)	3/19/2021		4.25% (L+3.50%, Floor 0.75%)	2/5/2027	1,995	1,995	1,968

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	15,078	14,762	14,965

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000				2,000	5,630

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(30)	7/7/2021	1,000,000				1,000	1,130

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (19) (39)	5/17/2017		9.25% (2.00% Cash, 7.25% PIK) (SOFR+1.00%, Floor 1.00%, 7.25% PIK)	5/2/2026	17,088	17,004	12,115

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	37,188	36,460	37,188

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	17,820	16,720	16,718

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.33% (L+6.00%)	10/1/2026	16,835	16,663	15,502

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				768	2,349

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	25,962	25,476	25,476
			Common Equity		11/30/2021	1,038,462				1,038	1,038
										26,514	26,514
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9)	8/17/2021		6.75% (L+5.75%, Floor 1.00%)	8/12/2028	14,906	14,494	14,608

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	4,345	4,262	4,262
			Common Stock		7/19/2021	400,000				400	400
										4,662	4,662
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.00% (L+6.00%, Floor 1.00%)	12/17/2026	16,170	15,795	15,795

West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (39)	3/1/2022		6.75% (SOFR+6.0%, Floor 0.75%)	3/1/2028	10,848	10,612	10,612
			Common Stock		3/1/2022	1,522,200				1,541	1,541
										12,153	12,153
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	11,222	10,975	11,016

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	38,504	37,387	37,387

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (37)	8/22/2018		6.51%	8/9/2024	12,940	12,880	12,811

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		8.25%(L+7.25%, Floor 1.00%)	3/1/2024	17,734	17,433	17,433

Subtotal Non-Control/Non-Affiliate Investments (87.8% of net assets at fair value)										$1,690,120	$1,644,636
Total Portfolio Investments, March 31, 2022 (197.0% of net assets at fair value)										$3,372,567	$3,690,738

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2022. As noted in this schedule, 68% of the loans (based on the par amount) contain LIBOR or SOFR floors which range between 0.50% and 2.00%, with a weighted-average floor of approximately 1.05%.

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

March 31, 2022

(dollars in thousands)

(Unaudited)

(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $21.4 million Canadian Dollars and receive $16.9 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized depreciation on the forward foreign currency contract was not significant as of March 31, 2022.

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

(33)	Short-term portfolio investments. See Note C for a description of short-term portfolio investments.
(34)

The security has an effective contractual interest rate of 2.00% PIK + L+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

(35)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+6.00% or Prime+5.00%.

(36)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+6.00% (Floor 1.00%) or Prime+5.00%.

(37)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+5.50% (Floor 1.00%) or Prime+4.00%.

(38)

RLOC facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+7.25% (Floor 0.75%).

(39)

SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2022, the portfolio had Adjustments ranging from 0.10% to 0.26%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	20,415	20,324	20,324
			Member Units		10/31/2018	581				12,240	12,310
			Secured Debt		10/31/2018		9.00%	10/31/2048	3,915	3,876	3,876
			Member Units	(8) (30)	10/31/2018	800				992	2,460
										37,432	38,970
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.00% (L+11.00%, Floor 1.00%)	7/28/2023	3,400	3,400	3,400
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	26,079	25,952	8,936
			Member Units		7/28/2017	743,921				16,642	-
										45,994	12,336
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%	3/31/2022	8,250	8,241	5,934
			Preferred Member Units		3/15/2019	66,000				4,400	-
			Preferred Member Units		9/1/2015	4,000				6,000	-
										18,641	5,934
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Unsecured Debt		2/11/2021		5.00%	2/28/2022	63,151	63,151	63,151
			LP Interests	(31)	1/26/2021	12.1%				2,500	2,581
										65,651	65,732
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013					29,500	140,400

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		12.00%	1/17/2022	6,378	6,377	6,378
			Common Stock	(8)	8/18/2014	5,873				2,720	8,840
										9,097	15,218
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955				2,975	13,560

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%	12/31/2025	10,500	10,412	10,412
			Secured Debt		12/31/2020		12.00%	12/31/2025	4,868	4,829	4,829
			Preferred Member Units		12/31/2020	6,987				6,987	7,700
										22,228	22,941
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2023	16,217	16,173	14,045
			Preferred Member Units	(8)	2/28/2018	86,400,000				6,880	2,690
										23,053	16,735
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	(8)	12/22/2011	65,962				3,717	6,440
										5,797	8,520
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	1,720	1,720	1,720
			Secured Debt		1/31/2017		11.00%	1/31/2025	17,240	17,236	17,240
			Preferred Member Units		1/31/2017	406				10,200	13,500
										29,156	32,460
OMi Topco, LLC		Manufacturer of Overhead Cranes
			Secured Debt		8/31/2021		12.00%	8/31/2026	18,000	17,831	18,000

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$10,202	$10,011	$9,794
			Common Stock		12/11/2020	593,928				3,148	2,079
			Warrants	(27)	12/11/2020	554,353		12/11/2025		-	1,940
										13,159	13,813
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	144	144	144
			Preferred Member Units	(8)	11/7/2014	186				1,200	7,740
										1,344	7,884
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,667	7,092	7,092
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,067	1,963	1,963
			Common Stock		9/1/2021	583				-	-
										9,055	9,055
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	2,508
			Preferred Stock (non-voting)	(8) (19)	12/17/2018		15.00% PIK			162	-
			Member Units		4/8/2016	800,000				800	-
										5,762	2,508
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000				2,256	4,830
										2,576	5,150
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	15.8%				1,000	1,000

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	19,491	19,491	14,370
			Preferred Member Units	(19)	6/30/2015	6	6.00% PIK			4,770	-
										24,261	14,370
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	20,250	20,050	20,050
			Class A Common Units		12/17/2021	450,000				4,500	4,500
										24,550	24,550
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000				1,500	460

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%,	3/12/2025	4,000	4,000	4,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							Floor 1.00%)
			Secured Debt		3/12/2020		8.00%	3/12/2025	19,274	19,139	19,274
			Preferred Member Units	(8)	3/12/2020	154				5,760	15,260
										28,899	38,534
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%				10,256	9,959

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	21,200	20,993	20,993
			Preferred Equity		11/19/2021	5,944				5,944	5,944
										26,937	26,937
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%				6,605	10,329
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%				2,097	3,280
										8,702	13,609
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000				2,000	640

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000				594	547

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	6,400	6,324	6,324
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	21,200	20,996	20,996
			Preferred Equity		10/29/2021	9,360				10,400	10,400
										37,720	37,720
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.3%				5,974	6,078
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%				7,629	7,231
										13,603	13,309
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	12,545	12,435	12,545
			Preferred Member Units	(8)	3/31/2021	226				4,900	6,990
										17,335	19,535
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.2%				3,193	4,712

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.00% (L+6.00%, Floor 1.00%)	1/15/2026	2,585	2,585	2,585
			Secured Debt		12/2/2016		8.00%	1/15/2026	34,800	34,672	34,800
			Preferred Member Units	(8)	12/2/2016	226				2,850	14,680
			Preferred Member Units	(30)	12/2/2016	226				150	770
										40,257	52,835
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%	5/1/2022	3,000	3,000	2,960
			Member Units	(8)	1/8/2003	322,297				2,352	3,210
										5,352	6,170
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	10/20/2015					19,000	14,387

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/3/2021		13.00%	8/1/2026	4,600	4,557	4,557
			Secured Debt		9/1/2021		12.50%	9/1/2026	3,200	3,170	3,170
			Secured Debt		8/3/2021		12.50%	11/30/2026	20,000	19,805	19,805
			Secured Debt	(19)	8/3/2021		12.50% PIK	3/31/2022	8,944	8,944	8,944
			Common Stock		8/3/2021	179,778				1,798	1,798
										38,274	38,274
L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8) (19)	1/1/2019		14.00% PIK			107	107
			Member Units		12/23/2013	2,179,001				2,019	2,557
										2,126	2,664
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(19)	5/20/2014		12.00% PIK	12/31/2022	935	935	935
			Secured Debt	(19)	3/21/2014		12.00% PIK	12/31/2022	954	954	954
			Secured Debt	(19)	5/10/2013		12.00% PIK	12/31/2022	2,055	2,055	2,055
			Secured Debt	(19)	4/18/2011		12.00% PIK	12/31/2022	4,286	4,286	4,286
			Unsecured Debt	(19)	6/5/2017		10.00% PIK	12/31/2022	192	192	192
			Preferred Stock	(19)	4/18/2011	912	7.00% PIK			1,981	-
			Common Stock		4/15/2021	635				830	-
			Warrants	(27)	4/18/2011	4,699		5/10/2023		1,089	-
										12,322	8,422
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	5,600	5,547	5,547
			Preferred Stock		8/6/2021	1,056				1,056	1,056
										6,603	6,603
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17)	6/30/2015		12.00%	1/8/2018	30,369	29,865	-
			Preferred Member Units		1/8/2013	250				2,500	-
										32,365	-
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	65,850	65,738	65,850
			Preferred Member Units	(8)	8/31/2018	157				1,218	11,570
										66,956	77,420

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	5,320	5,248	5,320
			Common Stock		9/13/2018	70,000				700	1,510
			Warrants	(27)	9/13/2018	18,084		9/13/2028		181	400
										6,129	7,230
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	11,982	11,757	11,757
			Common Stock		8/20/2021	7,866				1,070	1,070
										12,827	12,827
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%	8/31/2025	21,500	21,332	21,332
			Preferred Member Units		8/31/2020	1,571				4,500	4,500
										25,832	25,832
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%	8/9/2026	280	262	262
			Secured Debt		8/9/2021		11.83%	8/9/2026	12,961	12,834	12,834
			Preferred Stock	(8)	8/9/2021	1,280,000				6,400	6,400
										19,496	19,496
UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (19)	10/15/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	397	396	371
			Secured Debt	(9) (19)	8/27/2018		8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	1,986	1,974	1,852
			Secured Convertible Debt	(19)	1/1/2021		15.00% PIK	2/20/2025	1,197	1,197	2,375
			Preferred Stock	(8) (19)	8/29/2019	1,133,102	20.00% PIK			1,757	2,833
			Preferred Stock	(19)	8/21/2018	1,521,122	20.00% PIK			2,188	1,498
			Preferred Stock	(19)	1/15/2015	4,336,866	13.50% PIK			7,924	-
			Preferred Stock	(19)	6/30/2017	2,281,682	19.00% PIK			3,667	-
			Common Stock		4/1/2020	945,507				-	-
										19,103	8,929
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(19) (30)	12/7/2016	716,949	14.00% PIK			1,032	-
			Member Units	(30)	12/7/2016	4,000,000				4,000	-
										5,032	-
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	17,434	17,434	17,434
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	409	409	409
			Preferred Member Units		1/26/2015	4,876,670				14,000	5,990
			Warrants	(27)	1/26/2015	1,831,355		1/26/2025		2,576	-
										34,419	23,833
Subtotal Affiliate Investments (30.7% of net assets at fair value)										$578,539	$549,214

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$12,111	$12,005	$12,111
			Secured Debt	(9)	5/26/2021		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	850	841	850
										12,846	12,961
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	22,136	21,734	22,012

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00% (L+6.00%, Floor 1.00%)	11/19/2026	7,067	6,988	6,988

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2025	12,017	11,854	12,017

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14) (17)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	2,980	2,980	89
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	14,370	13,706	431
										16,686	520
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00% (L+7.00%, Floor 1.00%)	11/9/2026	32,605	31,873	31,873
			Common Equity		11/9/2021	234				234	234
										32,107	32,107
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		9.18% (L+7.93%, Floor 1.25%)	12/21/2025	22,500	22,300	22,500

AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		7.50% (L+6.50%, Floor 1.00%)	12/15/2026	13,320	13,005	13,005
			Common Equity		12/15/2021	360				360	360
										13,365	13,365
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	4,694	4,674	4,694
			Preferred Member Units	(8) (19) (30)	11/12/2019	122,416	16.00% PIK			168	208
			Preferred Member Units	(19) (30)	7/6/2018	1,548,387	8.00% PIK			1,671	2,487
										6,513	7,389
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	21,681	21,234	21,234

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	14,640

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt	(19)	12/26/2017		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	4,685	4,685	4,227
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	160
										5,159	4,387
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,324	9,259	8,884
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,051	1,051
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	320
										11,086	10,255
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,681	5,638	5,569

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.00%, (L+7.00%, Floor 1.00%)	10/30/2025	31,810	31,238	31,810

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%				3,745	1,599
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%				2,097	777
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				4,047	2,284
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,443	8,276
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%				6,582	2,796
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%				6,082	5,064
										30,996	20,796
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,892	6,819	5,862

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)(30)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	51,692	51,135	51,135

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (33)	1/4/2021		9.09% (L+8.09%, Floor 1.00%)	1/2/2026	5,400	5,304	5,287

Fortna Acquisition Co., Inc.	(10)	Process, Physical Distribution and Logistics Consulting Services
			Secured Debt		7/23/2019		5.09% (L+5.00%)	4/8/2025	7,595	7,525	7,595

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%	6/28/2024	1,810	1,810	1,672
			Common Stock		6/30/2019	10,429				256	-
										2,066	1,672
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		5.35% (L+5.25%)	12/19/2025	20,710	20,615	20,606

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	18,534	18,440	18,576

Grupo Hima San Pablo, Inc.	(11)	Tertiary Care Hospitals
			Secured Debt	(9) (14) (17)	3/7/2013		9.25% (L+7.00%, Floor 1.50%)	4/30/2019	4,504	4,504	1,269
			Secured Debt	(14) (17)	3/7/2013		13.75%	10/15/2018	2,055	2,040	49
			Secured Debt	(17)	3/7/2013		12.00%	12/24/2021	147	147	147
										6,691	1,465
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.75% (L+5.75%, Floor 1.00%)	10/2/2024	13,243	13,167	13,243

GS Operating, LLC	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	28,451	28,068	28,451

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,449	3,419	3,059

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,813	14,477	14,887

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	17,438	17,309	17,438

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,478	4,382	4,382

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	25,850	24,605	24,428

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3				125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88% (L+5.25%, Floor 0.625%)	12/22/2025	17,080	16,995	17,080
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			1,920	1,920
										18,915	19,000
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	17,589	17,267	17,589

MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	11,682	11,531	11,682

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,563	17,781

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		6.50% (L+5.50%, Floor 1.00%)	4/26/2024	3,987	3,961	2,758

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	31,425	30,837	31,368

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(19)	3/2/2017		9.37% (4.87% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	24,781	24,709	23,154

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		6.50% (L+5.50%, Floor 1.00%)	11/12/2026	10,000	9,952	10,034

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK +	6/7/2024	4,598	4,598	4,552

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							L+6.25%, Floor 1.00%)

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	37,281	36,510	37,281

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		6.25% (L+5.25, Floor 1.00%)	11/3/2025	5,875	5,111	5,111
			Secured Debt	(9)	11/9/2020		7.00% (L+6.00%, Floor 1.00%)	11/3/2027	14,888	14,524	14,925
										19,635	20,036
Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.10% (L+6.00%)	10/1/2026	17,089	16,905	15,850

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	1,726

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	25,962	25,450	25,450
			Common Equity		11/30/2021	1,038,462				1,038	1,038
										26,488	26,488
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9)	8/17/2021		6.75% (L+5.75%, Floor 1.00%)	8/12/2028	15,000	14,569	14,916

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	4,373	4,288	4,285
			Common Stock		7/19/2021	400,000				400	400
										4,688	4,685
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25% (L+6.25%, Floor 1.00%)	12/17/2026	25,876	25,267	25,267

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	10,278	10,018	10,061

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	38,600	37,423	37,423

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50% (L+5.50%, Floor 1.00%)	8/9/2024	13,034	12,967	12,578
Subtotal Non-Control/Non-Affiliate Investments (85.2% of net assets at fair value)										$1,573,110	$1,523,360
Total Portfolio Investments, December 31, 2021 (199.2% of net assets at fair value)										$3,259,246	$3,561,831

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

MAIN STREET CAPITAL CORPORATION

Notes to the Consolidated Financial Statements

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

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan (as defined in Note C) portfolio companies, investments in Middle Market portfolio companies, Other Portfolio (as defined in Note C) investments and the investment in the External Investment Manager (see “Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition—Investment Portfolio Composition” for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations and cash flows for the three months ended March 31, 2022 and 2021, and financial position as of March 31, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Private Loan portfolio investments or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 19 LMM portfolio companies for the three months ended March 31, 2022, representing approximately 30% of the total LMM portfolio at fair value as of March 31, 2022, and on a total of 16 LMM portfolio companies for the three months ended March 31, 2021, representing approximately 26% of the total LMM portfolio at fair value as of March 31, 2021. Excluding its investments in LMM portfolio companies that, as of March 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the three months ended March 31, 2022 and 2021 was 36% and 29% of the total LMM portfolio at fair value as of March 31, 2022 and 2021, respectively.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 18 Private Loan portfolio companies for the three months ended March 31, 2022, representing approximately 26% of the total Private Loan portfolio at fair value as of March 31, 2022, and on a total of 11 Private Loan portfolio companies for the three months ended March 31, 2021, representing approximately 22% of the total Private Loan portfolio at fair value as of March 31, 2021. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the three months ended March 31, 2022 and 2021 was 42% and 29% of the total Private Loan portfolio at fair value as of March 31, 2022 and 2021, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% as of both March 31, 2022 and December 31, 2021) of the Middle Market

portfolio investments are valued using third-party quotes or other independent pricing services, or are new investments that will be consulted on once they have been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.8% and 4.7% of Main Street’s Investment Portfolio at fair value as of March 31, 2022 and December 31, 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board’s valuation designee. Main Street adopted the Valuation Procedures effective April 1, 2021. Main Street believes its Investment Portfolio as of March 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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

At March 31, 2022, cash balances totaling $15.8 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of March 31, 2022, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.1% of its cost. As of December 31, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.7% of its fair value and 3.3% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. For the three months ended March 31, 2022 and 2021, (i) approximately 1.2% and 3.8%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$59,441	$43,471
Dividend income	16,622	17,697
Fee income	3,332	1,639
Total interest, fee and dividend income	$79,395	$62,807

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

7.           Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

Main Street capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.

In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, Main Street allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

Main Street may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, Main Street records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income over the life of the debt investment. In the case of a purchase at a premium, Main Street records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income over the life of the debt investment.

To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2022 and 2021, approximately 2.0% and 2.4%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in “Note E – Debt”, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.

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

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation – Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. Main Street is in compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See “Note J – Share-Based Compensation” for further discussion of Main Street’s policies and procedures regarding share-based compensation. The impact of SAB 120 was not material to the consolidated financial statements and the notes thereto.

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

As of March 31, 2022 and December 31, 2021, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of March 31, 2022. As of December 31, 2021, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2021.

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

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2022 and December 31, 2021:

	Fair Value as of
	March 31,
Type of	2022		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$1,080,542	Discounted cash flow	WACC	9.0% - 21.0%	14.0%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.8x - 8.3x(2)	6.7x	5.9x
Debt investments	$2,253,438	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.4%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 200.0%	99.5%	100.0%
Debt investments	$354,790	Market approach	Third‑party quote	5.5 - 100.5	93.6	98.0
Total Level 3 investments	$3,688,770

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.7x and the range for risk adjusted discount factor is 4.7% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$1,050,269	Discounted cash flow	WACC	9.1% - 20.6%	13.8%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.8x - 7.7x(2)	6.6x	5.9x
Debt investments	$2,158,424	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$351,144	Market approach	Third‑party quote	3.0 - 100.5	94.4	99.0
Total Level 3 investments	$3,559,837

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 11.0x and the range for risk adjusted discount factor is 4.2% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three-month periods ended March 31, 2022 and 2021 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2021	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2022
Debt	$2,509,568	$—	$(183,699)	$287,044	$2,123	$(6,807)	$—	$2,608,229
Equity	1,043,709	—	(17,569)	24,711	418	22,512	—	1,073,781
Equity Warrant	6,560	—	—	—	—	200	—	6,760
	$3,559,837	$—	$(201,268)	$311,755	$2,541	$15,905	$—	$3,688,770

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(125,448)	$157,787	$5,529	$8,999	$(2,610)	$1,851,391
Equity	866,734	—	(24,913)	18,290	11,146	11,696	3,810	886,763
Equity Warrant	10,998	—	—	—	330	(914)	(1,200)	9,214
	$2,684,866	$—	$(150,361)	$176,077	$17,005	$19,781	$—	$2,747,368

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

At March 31, 2022 and December 31, 2021, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At March 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,795,456	$—	$—	$1,795,456
Private Loan portfolio investments	1,260,664	—	—	1,260,664
Middle Market portfolio investments	397,338	—	—	397,338
Other Portfolio investments	102,392	—	—	102,392
External Investment Manager	132,920	—	—	132,920
Short-term portfolio investments	1,968	—	1,968	—
Total investments	$3,690,738	$—	$1,968	$3,688,770

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,716,415	$—	$—	$1,716,415
Private Loan portfolio investments	1,141,772	—	—	1,141,772
Middle Market portfolio investments	395,167	—	—	395,167
Other Portfolio investments	166,083	—	—	166,083
External Investment Manager	140,400	—	—	140,400
Short-term portfolio investments	1,994	—	1,994	—
Total investments	$3,561,831	$—	$1,994	$3,559,837

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

Main Street’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $10 million to $75 million. Main Street’s Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.

Main Street’s Middle Market investment strategy involves investments in syndicated loans to or debt securities in Middle Market companies, which Main Street defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $25 million. Main Street’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

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

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended March 31, 2022 and 2021 are net of expenses allocated to the External Investment Manager of $2.8 million and $2.4 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2022 and 2021, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, each of which is discussed further below):

	As of March 31, 2022
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	75	79	36
Fair value	$1,795.5	$1,260.7	$397.3
Cost	$1,513.8	$1,273.6	$443.8
Debt investments as a % of portfolio (at cost)	71.7%	95.8%	93.3%
Equity investments as a % of portfolio (at cost)	28.3%	4.2%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	99.4%	98.7%
Weighted-average annual effective yield (b)	11.1%	8.2%	7.6%
Average EBITDA (c)	$7.0	$43.1	$70.0

(a)	At March 31, 2022, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.

(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on Main Street’s debt portfolio as of March 31, 2022 including debt investments on non-accrual status was 10.6% for its LMM portfolio, 8.0% for its Private Loan portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on Main Street’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for its LMM portfolio, 8.0% for its Private Loan portfolio and 6.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended March 31, 2022 and 2021, Main Street achieved an annualized total return on investments of 11.8% and 12.8%, respectively. For the year ended December 31, 2021, Main Street achieved an annualized total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.

As of March 31, 2022, Main Street had Other Portfolio investments in 13 companies, collectively totaling approximately $102.4 million in fair value and approximately $109.9 million in cost basis and which comprised approximately 2.8% and 3.3% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, Main Street had Other Portfolio investments in 13 companies, collectively totaling approximately $166.1 million in fair value and approximately $173.7 million in cost basis and which comprised approximately 4.7% and 5.3% of Main Street’s Investment Portfolio at fair value and cost, respectively.

As of March 31, 2022, Main Street had one short-term portfolio investment, which was a secured debt investment that had approximately $2.0 million in both fair value and cost basis and which comprised approximately 0.1% of Main Street’s Investment Portfolio at both fair value and cost. As of December 31, 2021, Main Street had one short-term portfolio investment, which was a secured debt investment that had approximately $2.0 million in both fair value and cost basis and which comprised approximately 0.1% of Main Street’s Investment Portfolio at both fair value and cost.

As discussed further in Note A.1., Main Street holds an investment in the External Investment Manager, a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2022, this investment had a fair value of approximately $132.9 million and a cost basis of $29.5 million, which comprised approximately 3.6% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of approximately $140.4 million and a cost basis of $29.5 million, which comprised approximately 3.9% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, each of which is discussed above).

Cost:	March 31, 2022	December 31, 2021
First lien debt	83.5%	82.5%
Equity	15.6%	16.2%
Second lien debt	0.3%	0.6%
Equity warrants	0.2%	0.3%
Other	0.4%	0.4%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
First lien debt	74.8%	74.3%
Equity	24.3%	24.6%
Second lien debt	0.3%	0.5%
Equity warrants	0.2%	0.2%
Other	0.4%	0.4%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2022	December 31, 2021
West	28.1%	28.3%
Northeast	21.6%	22.6%
Southwest	21.2%	21.6%
Midwest	15.2%	15.1%
Southeast	13.1%	11.6%
Canada	0.8%	0.8%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
West	28.6%	28.5%
Southwest	22.5%	23.0%
Northeast	21.2%	21.9%
Midwest	15.6%	15.8%
Southeast	11.4%	10.0%
Canada	0.7%	0.8%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and

Middle Market portfolio investments by industry at cost and fair value as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2022	December 31, 2021
Machinery	7.8%	7.3%
Construction & Engineering	7.3%	7.8%
Internet Software & Services	6.6%	7.2%
Commercial Services & Supplies	5.2%	5.9%
Diversified Consumer Services	5.1%	3.4%
Distributors	4.6%	4.7%
Professional Services	4.3%	4.6%
Leisure Equipment & Products	4.0%	4.1%
Health Care Providers & Services	3.9%	3.9%
Energy Equipment & Services	3.6%	4.0%
Specialty Retail	3.4%	3.5%
IT Services	3.4%	3.5%
Diversified Telecommunication Services	2.5%	2.6%
Media	2.5%	1.8%
Communications Equipment	2.2%	2.3%
Containers & Packaging	2.2%	2.3%
Building Products	2.2%	2.3%
Aerospace & Defense	2.2%	1.9%
Textiles, Apparel & Luxury Goods	2.1%	2.2%
Diversified Financial Services	2.0%	2.1%
Tobacco	1.9%	2.1%
Food Products	1.9%	2.0%
Software	1.7%	1.8%
Oil, Gas & Consumable Fuels	1.6%	1.8%
Food & Staples Retailing	1.6%	0.8%
Internet & Catalog Retail	1.5%	1.6%
Health Care Equipment & Supplies	1.4%	0.3%
Chemicals	1.3%	1.7%
Hotels, Restaurants & Leisure	1.3%	1.4%
Electronic Equipment, Instruments & Components	1.3%	1.4%
Life Sciences Tools & Services	1.3%	1.4%
Computers & Peripherals	1.2%	1.3%
Electrical Equipment	1.0%	0.7%
Household Durables	0.9%	1.0%
Other (1)	3.0%	3.3%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	March 31, 2022	December 31, 2021
Machinery	8.9%	8.5%
Construction & Engineering	7.2%	7.7%
Diversified Consumer Services	7.2%	5.9%
Internet Software & Services	5.9%	6.4%
Commercial Services & Supplies	4.9%	5.5%
Distributors	4.6%	4.7%
Specialty Retail	4.0%	4.1%
Leisure Equipment & Products	3.9%	4.0%
Professional Services	3.9%	3.9%
Health Care Providers & Services	3.6%	3.6%
IT Services	3.2%	3.3%
Media	3.0%	2.2%
Energy Equipment & Services	2.4%	2.8%
Containers & Packaging	2.4%	2.5%
Diversified Telecommunication Services	2.3%	2.5%
Diversified Financial Services	2.2%	2.3%
Tobacco	2.2%	2.2%
Building Products	2.1%	2.2%
Textiles, Apparel & Luxury Goods	2.0%	2.1%
Software	2.0%	2.0%
Aerospace & Defense	2.0%	1.7%
Computers & Peripherals	1.9%	2.2%
Food Products	1.9%	1.9%
Internet & Catalog Retail	1.5%	1.5%
Food & Staples Retailing	1.5%	0.8%
Communications Equipment	1.4%	1.5%
Oil, Gas & Consumable Fuels	1.3%	1.4%
Chemicals	1.2%	1.6%
Life Sciences Tools & Services	1.2%	1.3%
Health Care Equipment & Supplies	1.2%	0.1%
Construction Materials	1.1%	1.1%
Electrical Equipment	1.0%	0.8%
Hotels, Restaurants & Leisure	0.9%	1.0%
Other (1)	4.0%	4.7%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

At March 31, 2022 and December 31, 2021, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of

Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of March 31, 2022 and December 31, 2021, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1 and Note C, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

The External Investment Manager serves as the investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (the “Advisory Agreement”). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee on MSC Income’s average total assets, an incentive fee equal to 20% of pre-investment fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income.

The External Investment Manager provides administrative services for certain External Party clients that, to the extent not waived, are reported as administrative services fees. The administrative services fees generally represent expense reimbursements for a portion of the compensation, overhead and related expenses for certain professionals directly attributable to performing administrative services for a client. These fees are recognized as other revenue in the period in which the related services are rendered.

As described more fully in “Note L – Related Party Transactions”, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”). The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

During the three months ended March 31, 2022 and 2021, the External Investment Manager earned $5.4 million and $3.9 million, respectively, in base management fee income. During the three months ended March 31, 2022, the External Investment Manager earned $0.1 million in incentive fee income. No incentive fee income was earned in the three months ended March 31, 2021. During the three months ended March 31, 2022, the External Investment Manager earned $0.2 million in administrative services fee income. No administrative services fee income was earned in the three months ended March 31, 2021.

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

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended March 31, 2022 and 2021, Main Street allocated $2.8 million and $2.4 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2022 and 2021, the total contribution to Main Street’s net investment income was $5.1 million and $3.6 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 is as follows:

	As of	As of
	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Cash	$—	$—
Accounts receivable—advisory clients	5,735	5,595
Intangible Asset	29,500	29,500
Total assets	$35,235	$35,095

Accounts payable to MSCC and its subsidiaries	$3,462	$3,288
Dividend payable to MSCC and its subsidiaries	2,273	2,307
Equity	29,500	29,500
Total liabilities and equity	$35,235	$35,095

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Management fees	$5,444	$3,903
Incentive fees	137	—
Administrative services fees	151	—
Total revenues	5,732	3,903
Expenses allocated from MSCC or its subsidiaries:
Salaries, share‑based compensation and other personnel costs, net	(2,260)	(2,043)
Other G&A expenses	(557)	(337)
Total allocated expenses	(2,817)	(2,380)
Pre‑tax income	2,915	1,523
Tax expense	(642)	(344)
Net income	$2,273	$1,179

NOTE E—DEBT

Summary of debt as of March 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
Credit Facility	$338,000	$—	$338,000	$338,000
3.00% Notes due 2026	500,000	(2,259)	497,741	465,150
5.20% Notes due 2024	450,000	1,136	451,136	459,644
SBIC Debentures	350,000	(6,973)	343,027	316,770
4.50% Notes due 2022	185,000	(405)	184,595	187,736
Total Debt	$1,823,000	$(8,501)	$1,814,499	$1,767,300

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in “Note B.11. – Fair Value of Financial Instruments.”

Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums	Recorded Value	Estimated Fair Value (1)

	(in thousands)
Credit Facility	$320,000	$—	$320,000	$320,000
3.00% Notes due 2026	500,000	(2,391)	497,609	502,285
5.20% Notes due 2024	450,000	1,272	451,272	480,767
SBIC Debentures	350,000	(7,269)	342,731	328,206
4.50% Notes due 2022	185,000	(556)	184,444	190,043
Total Debt	$1,805,000	$(8,944)	$1,796,056	$1,821,301

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in “Note B.11. – Fair Value of Financial Instruments.”

Summarized interest expense for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Credit Facility	$2,059	$967
3.00% Notes due 2026	3,882	2,149
5.20% Notes due 2024	5,714	5,714
SBIC Debentures	2,799	2,741
4.50% Notes due 2022	2,233	2,233
Total Interest Expense	$16,687	$13,804

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million at both March 31, 2022 and December 31, 2021. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% as of both March 31, 2022 and December 31, 2021. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of March 31, 2022 was approximately 5.9 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of March 31, 2022, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.6 million that was net of unamortized debt issuance costs of $3.4 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.5 million that was net of unamortized debt issuance costs of $3.5 million.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of March 31, 2022, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed Main Street to increase the total commitments under the facility to up to $1.2 billion from new and existing lenders on the same terms and conditions as the existing commitments.

As of March 31, 2022, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of the most recent reset date for the period ended March 31, 2022) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of March 31, 2022) plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of March 31, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.

As of March 31, 2022, the interest rate on the Credit Facility was 2.1% (based on the LIBOR rate of 0.2% as of the most recent reset date plus 1.875%). The average interest rate for borrowings under the Credit Facility was 2.0% for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, Main Street was in compliance with all financial covenants of the Credit Facility.

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

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of March 31, 2022, Main Street was in compliance with these covenants.

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

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of March 31, 2022, Main Street was in compliance with these covenants.

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

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of March 31, 2022, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2022	2021
NAV at the beginning of the period	$25.29	$22.35
Net investment income(1)	0.73	0.58
Net realized gain (loss)(1)(2)	0.05	(0.23)
Net unrealized appreciation (depreciation)(1)(2)	0.20	0.50
Income tax benefit (provision)(1)(2)	(0.07)	(0.01)
Net increase (decrease) in net assets resulting from operations(1)	0.91	0.84
Dividends paid from net investment income	(0.72)	(0.62)
Distributions from capital gains	—	—
Dividends paid	(0.72)	(0.62)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.35	0.01
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.02
Other(3)	0.04	0.05
NAV at the end of the period	$25.89	$22.65
Market value at the end of the period	$42.64	$39.15
Shares outstanding at the end of the period	72,370,407	68,000,898

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
NAV at end of period	$1,873,654	$1,540,164
Average NAV	$1,831,250	$1,527,466
Average outstanding debt	$1,784,750	$1,263,950
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	1.76%	1.55%
Ratio of operating expenses to average NAV (2)(3)	1.48%	1.51%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.57%	0.61%
Ratio of net investment income to average NAV (2)	2.85%	2.60%
Portfolio turnover ratio (2)	6.49%	4.92%
Total investment return (2)(4)	(3.32)%	23.52%
Total return based on change in NAV (2)(5)	3.64%	3.79%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $2.8 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.
(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return is based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and supplemental dividends to its stockholders from time to time. Future dividends, if any, will be determined by Main Street’s Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.215 per share, totaling $46.0 million or $0.645 per share, for the three months ended March 31, 2022, compared to aggregate regular monthly dividends of $41.8 million, or $0.615 per share, for the three months ended March 31, 2021. During the three months ended March 31, 2022, Main Street also paid a supplemental dividend of $5.4 million, or $0.075 per share. Main Street did not pay a supplemental dividend during the three months ended March 31, 2021.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$65,203	$57,346
Book-tax difference from share-based compensation expense	2,818	2,333
Net unrealized (appreciation) depreciation	(14,752)	(34,001)
Income tax provision (benefit)	5,097	682
Pre-tax book (income) loss not consolidated for tax purposes	(2,933)	5,353
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	2,862	6,121
Estimated taxable income (1)	58,295	37,834
Taxable income earned in prior year and carried forward for distribution in current year	50,834	24,350
Taxable income earned prior to period end and carried forward for distribution next period	(72,844)	(34,231)
Dividend payable as of period end and paid in the following period	15,519	13,940
Total distributions accrued or paid to common stockholders	$51,804	$41,893

(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s consolidated statement of operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Current tax expense (benefit):
Federal	$52	$45
State	543	296
Excise	714	293
Total current tax expense (benefit)	1,309	634
Deferred tax expense (benefit):
Federal	2,807	194
State	981	(146)
Total deferred tax expense (benefit)	3,788	48

Total income tax provision (benefit)	$5,097	$682

The net deferred tax liability at March 31, 2022 and December 31, 2021 was $33.5 million and $29.7 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2022, Main Street sold 1,499,577 shares of its common stock at a weighted-average price of $42.82 per share and raised $64.2 million of gross proceeds under the ATM Program. Net proceeds were $63.4 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2022, sales transactions representing 118,227 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted average shares outstanding in the consolidated statement of operations and in the shares used to calculate the net asset value per share. During the three months ended March 31, 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of March 31, 2022, 14,370,489 shares remained available for sale under the ATM Program.

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

Summarized DRIP information for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
DRIP participation	$4.8	$3.7
Shares issued for DRIP	114,043	106,651

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2015 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2022.

Restricted stock authorized under the plan	3,000,000
Less net restricted stock granted during:
Year ended December 31, 2015	(900)
Year ended December 31, 2016	(260,514)
Year ended December 31, 2017	(223,812)
Year ended December 31, 2018	(243,779)
Year ended December 31, 2019	(384,049)
Year ended December 31, 2020	(370,272)
Year ended December 31, 2021	(332,143)
Three months ended March 31, 2022	(5,228)
Restricted stock available for issuance as of March 31, 2022	1,179,303

As of March 31, 2022, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2015 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2015	(6,806)
Year ended December 31, 2016	(6,748)
Year ended December 31, 2017	(5,948)
Year ended December 31, 2018	(6,376)
Year ended December 31, 2019	(6,008)
Year ended December 31, 2020	(11,463)
Year ended December 31, 2021	(4,949)
Three months ended March 31, 2022	—
Restricted stock available for issuance as of March 31, 2022	251,702

For the three months ended March 31, 2022 and 2021, Main Street recognized total share-based compensation expense of $2.8 million and $2.3 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of March 31, 2022, there was $11.8 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.9 years as of March 31, 2022.

NOTE K—COMMITMENTS AND CONTINGENCIES

At March 31, 2022, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Congruent Credit Opportunities Fund III, LP	$8,117

Encap Energy Fund Investments
EnCap Energy Capital Fund IX, L.P.	$208
EnCap Energy Capital Fund X, L.P.	537
EnCap Flatrock Midstream Fund II, L.P.	4,586
EnCap Flatrock Midstream Fund III, L.P.	365
$5,696

MS Private Loan Fund I, LP	$7,500

EIG Fund Investments	$3,701

Brightwood Capital Fund Investments
Brightwood Capital Fund III, LP	$3,000
Brightwood Capital Fund V, LP	3,500
$6,500

Freeport Fund Investments
Freeport Financial SBIC Fund LP	$1,375
Freeport First Lien Loan Fund III LP	4,871
$6,246

LKCM Headwater Investments I, L.P.	$2,500

UnionRock Energy Fund II, LP	$1,039

Harris Preston Fund Investments
HPEP 3, L.P.	$1,555
2717 HPP-MS, LP	56
$1,611

Dos Rios Partners
Dos Rios Partners, LP	$835
Dos Rios Partners - A, LP	265
$1,100

Total Equity Commitments	$44,010

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:	Amount

Xenon Arc, Inc.	$32,400
MS Private Loan Fund I, LP	10,000
GS Operating, LLC	12,727
JTI Electrical & Mechanical, LLC	8,421
Paragon Healthcare, Inc.	8,112
Adams Publishing Group, LLC	7,882
NinjaTrader, LLC	7,472
ArborWorks, LLC	7,017
NWN Corporation	6,716
Veregy Consolidated, Inc.	5,875
Watterson Brands, LLC	5,789
SI East, LLC	5,250
Rug Doctor, LLC	5,085
Bolder Panther Group, LLC	5,000
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465
Zips Car Wash, LLC	4,265
BDS Solutions IntermediateCo, LLC	3,521
Pearl Meyer Topco LLC	3,500
Direct Marketing Solutions, Inc.	3,400
Winter Services LLC	3,222
Batjer TopCo, LLC	2,700
Cody Pools, Inc.	2,529
AVEX Aviation Holdings, LLC	2,520
Infolinks Media Buyco, LLC	2,520
Nebraska Vet AcquireCo, LLC	2,500
Event Holdco, LLC	2,461
West Star Aviation Acquisition, LLC	2,411
VVS Holdco, LLC	2,400
MB2 Dental Solutions, LLC	2,256
Klein Hersh, LLC	2,250
Mako Steel, LP	2,231
KMS, LLC	2,171
SIB Holdings, LLC	2,124
Fortna, Inc.	2,027
IG Parent Corporation	2,000
Roof Opco, LLC	1,960
Burning Glass Intermediate Holding Company, Inc.	1,859
Evergreen North America Acquisitions, LLC	1,854
Career Team Acquireco LLC	1,800
Johnson Downie Opco, LLC	1,800
Colonial Electric Company LLC	1,600
Market Force Information, LLC	1,600
Chamberlin Holding LLC	1,600
Trantech Radiator Topco, LLC	1,600
Hawk Ridge Systems, LLC	1,415
GS HVAM Intermediate, LLC	1,364
GRT Rubber Technologies LLC	1,340
American Health Staffing Group, Inc.	1,333
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
ATS Operating, LLC	1,080
Invincible Boat Company, LLC.	1,080
Interface Security Systems, L.L.C	1,067
CompareNetworks Topco, LLC	1,000
Flip Electronics LLC	982
The Affiliati Network, LLC	920
Acousti Engineering Company of Florida	913
Mystic Logistics Holdings, LLC	800
RA Outdoors LLC	767
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
Orttech Holdings, LLC	625
ASC Interests, LLC	530

Computer Data Source, LLC	500
Jensen Jewelers of Idaho, LLC	500
Datacom, LLC	450
Classic H&G Holdco, LLC	400
Flame King Holdings, LLC	400
Wall Street Prep, Inc.	400
Dynamic Communities, LLC	250

Total Loan Commitments	$228,218

Total Commitments	$272,228

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

Main Street has one operating lease for its office space. The lease commenced May 15, 2017 and expires January 31, 2028. It contains two five-year extension options for a final expiration date of January 31, 2038.

In accordance with ASC 842, Main Street has recorded this lease as a right-of-use asset and a lease liability and records lease expense on a straight-line basis.

Total operating lease cost incurred by Main Street for each of the three months ended March 31, 2022 and 2021 was $0.2 million. As of March 31, 2022, the asset related to the operating lease was $3.6 million and is included in the interest receivable and other assets balance on the consolidated balance sheet. The lease liability was $4.3 million and is included in the accounts payable and other liabilities balance on the consolidated balance sheet. As of March 31, 2022, the remaining lease term was 5.8 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of March 31, 2022 (in thousands):

For the Years Ended December 31,	Amount
2022	$593
2023	804
2024	818
2025	832
2026	846
Thereafter	933
Total	$4,826

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At March 31, 2022, Main Street had a receivable of approximately $5.7 million due from the External Investment Manager, which included (i) approximately $3.5 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D) and (ii) approximately $2.3 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the

External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 and Note D).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was extinguished.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of March 31, 2022, Main Street has funded $7.5 million of its limited partner commitment and Main Street’s unfunded commitment was $7.5 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 and was subsequently amended on November 30, 2021 and on December 29, 2021 (as amended, the “PL Fund 2021 Note”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $85.0 million. Borrowings under the PL Fund 2021 Note bore interest at a fixed rate of 5.00% per annum and matured on February 28, 2022. The PL Fund 2021 Note was unanimously approved by Main Street’s Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the PL Fund 2021 Note and the PL Fund 2021 Note was extinguished.

In March 2022, Main Street provided the Private Loan Fund with a new revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2022, $16.5 million of compensation and dividend reinvestments, plus net unrealized gains and losses and investment income, and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.5 million had been deferred into phantom Main Street stock units, representing 152,790 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

In May 2022, Main Street declared a supplemental cash dividend of $0.075 per share payable in June 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2022 of $0.215 per share for each of April, May and June 2022.

In May 2022, Main Street also declared regular monthly dividends of $0.215 per share for each month of July, August and September of 2022. These regular monthly dividends equal a total of $0.645 per share for the third quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the third quarter of 2021. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2022, Main Street will have paid $34.26 per share in cumulative dividends since its October 2007 initial public offering.

As previously disclosed, in February 2022, Main Street’s Board unanimously approved the application of the reduced BDC asset coverage ratio, effective as of February 23, 2023 unless approved earlier by a vote of Main Street’s stockholders. At the Company’s 2022 annual meeting of stockholders (the “Annual Meeting”) on May 2, 2022, Main Street’s stockholders approved the application of the reduced BDC asset coverage ratio, effective the day after the Annual Meeting. As a result, the BDC asset coverage ratio applicable to Main Street decreased from 200% to 150% effective May 3, 2022. As of March 31, 2022, Main Street’s BDC asset coverage ratio was 227%.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

March 31, 2022

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			May 31,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	$-	$-	$170	$4,736	$23	$70	$4,689
	Preferred Member Units	(8)	-	(576)	-	4,894	-	576	4,318
Brewer Crane Holdings, LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	224	8,037	6	124	7,919
	Preferred Member Units	(9)	-	70	265	7,710	70	-	7,780
Café Brazil, LLC	Member Units	(8)	-	60	52	2,570	60	-	2,630
California Splendor Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	787	27,915	17	-	27,932
	Preferred Member Units	(9)	-	-	357	9,510	357	-	9,867
	Preferred Member Units	(9)	-	3,990	63	13,275	3,990	-	17,265
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	285	10,401	10	-	10,411
	10.00% Secured Debt	(5)	-	-	27	1,071	-	8	1,063
	Member Units	(5)	-	80	348	10,780	80	-	10,860
CMS Minerals Investments	Member Units	(9)	-	192	43	1,974	192	109	2,057
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(23)	1,380	42,484	2,888	2,890	42,482
	Preferred Member Units	(8)	-	-	687	47,640	-	-	47,640
CompareNetworks Topco, LLC	10.00% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(8)	159	6,477	8	688	5,797
	Preferred Member Units	(9)	-	1,610	158	12,000	1,610	-	13,610
Datacom, LLC	7.50% Secured Debt	(8)	-	-	209	7,668	43	68	7,643
	Preferred Member Units	(8)	-	60	24	2,610	60	-	2,670
Direct Marketing Solutions, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	(18)	752	24,048	21	332	23,737
	Preferred Stock	(9)	-	4,100	343	18,350	4,100	-	22,450
Gamber-Johnson Holdings, LLC	10.50% (L+8.50%, Floor 2.00%) Secured Debt	(5)	-	(5)	520	21,598	5	5	21,598
	Member Units	(5)	-	(4,580)	180	49,700	-	4,580	45,120
GRT Rubber Technologies LLC	8.23% (L+8.00%) Secured Debt	(8)	-	(11)	803	38,885	11	11	38,885
	Member Units	(8)	-	-	1,217	46,190	-	-	46,190
Jensen Jewelers of Idaho, LLC	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(3)	64	2,550	3	103	2,450
	Member Units	(9)	-	2,700	537	12,420	2,700	-	15,120
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	599	20,324	12	-	20,336
	9.00% Secured Debt	(5)	-	-	88	3,876	-	8	3,868
	Member Units	(5)	-	(70)	-	12,310		70	12,240
	Member Units	(5)	-	-	26	2,460	-	-	2,460
Market Force Information, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	102	3,400	-	-	3,400
	12.00% PIK Secured Debt	(9)	-	-	-	8,936	-	-	8,936
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(1,495)	274	5,934	9	1,575	4,368
MSC Adviser I, LLC	Member Units	(8)	-	(7,480)	2,277	140,400	-	7,480	132,920
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	(1)	157	6,378	1	281	6,098
	Common Stock	(6)	-	2,220	568	8,840	2,220	-	11,060
OMi Topco, LLC	12.00% Secured Debt	(8)	-	(14)	554	18,000	14	514	17,500
	Preferred Member Units	(8)	-	-	479	20,210	-	-	20,210
PPL RVs, Inc.	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	-	36	726	1,257	-	1,983
	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	-	219	11,655		-	11,655
	Common Stock	(8)	-	560	104	14,360	560	-	14,920
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	-	51	1,465	3	500	968
	13.00% Secured Debt	(8)			198	5,808	6		5,814
	Preferred Member Units	(8)	-	-	219	11,160	-	-	11,160
	Common Stock	(8)	-	-	-	710	-	-	710
Quality Lease Service, LLC	Member Units	(7)	-	(29)	-	2,149	-	679	1,470
Robbins Bros. Jewelry, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	1,117	35,956	21	-	35,977
	Preferred Equity	(9)	-	-	140	11,070	-	-	11,070
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	(7)	269	8,712	8	407	8,313
	Common Stock	(7)	-	-	29	8,660	-	-	8,660

Ziegler’s NYPD, LLC	12.00% Secured Debt	(8)	-	-	19	625	-	-	625
	6.50% Secured Debt	(8)	-	-	16	1,000	-	-	1,000
	14.00% Secured Debt	(8)	-	-	96	2,750	-	-	2,750
	Preferred Member Units	(8)	-	-	-	2,130	-	-	2,130
Other controlled investments
2717 MH, L.P.	LP Interests (2717 MH, L.P.)	(8)	-	189	-	3,971	346	-	4,317
	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	-	244	-	244
ASC Interests, LLC	13.00% Secured Debt	(8)	-	-	7	200	-	30	170
	13.00% Secured Debt	(8)	-	-	59	1,636	6	-	1,642
	Member Units	(8)	-	80	-	720	80	-	800
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	-	-	3,005	-	-	3,005
Barfly Ventures, LLC	7.00% Secured Debt	(5)	-	-	12	711	-	-	711
	Member Units	(5)	-	120	-	1,930	120	-	2,050
Batjer TopCo, LLC	11.00% Secured Debt	(8)	-	-	196	-	10,917	-	10,917
	Member Units	(8)	-	-	-	-	4,073	-	4,073
Bolder Panther Group, LLC	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	(20)	1,160	39,000	10,214	20	49,194
	Class A Preferred Member Units	(9)	-	-	292	10,194	-	10,194	-
	Class B Preferred Member Units	(9)	-	2,760	368	23,170	2,760	-	25,930
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	286	8,813	-	-	8,813
	13.00% Secured Debt	(6)	-	-	33	1,000	-	-	1,000
	Preferred Member Units	(6)	-	-	25	1,000	-	-	1,000
	Warrants	(6)	-	200	-	4,060	200	-	4,260
CBT Nuggets, LLC	Member Units	(9)	-	(1,740)	412	50,620	-	1,740	48,880
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	288	8,864	7	233	8,638
	Preferred Member Units	(8)	-	-	30	5,840	-	-	5,840
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(18)	419	17,817	18	154	17,681
	Member Units	(8)			295	24,140	-	-	24,140
	Member Units	(8)	-	-	17	1,540	-	-	1,540
Charps, LLC	10.00% Unsecured Debt	(5)	-	(18)	158	5,694	18	18	5,694
	Preferred Member Units	(5)	-	100	209	13,990	100	-	14,090
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	745	24,351	16	316	24,051
	Preferred Member Units	(6)	-	-	369	9,130	-	-	9,130
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	710	-	-	710
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	466	16,801	12	330	16,483
	Preferred Member Units	(5)	-	-	50	9,835	-	-	9,835
Garreco, LLC	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	94	4,196	-	-	4,196
	Member Units	(8)	-	70	40	2,270	70	-	2,340
Gulf Manufacturing, LLC	Member Units	(8)	-	(350)	195	5,640	-	350	5,290
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	3	257	-	-	257
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(1,717)	212	9,717	-	1,717	8,000
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	-	-	3,530	-	-	3,530
Johnson Downie Opco, LLC	13.00% (L+11.50%, Floor 1.50%) Secured Debt	(8)	-	-	382	11,344	6	-	11,350
	Preferred Equity	(8)	-	-	318	3,150	-	-	3,150
JorVet Holdings, LLC	12.00% Secured Debt	(9)	-	-	257	-	25,394	-	25,394
	Common Stock	(9)	-	-	-	-	10,741	-	10,741
KBK Industries, LLC	Member Units	(5)	-	310	211	13,620	310	-	13,930
MS Private Loan Fund	5.00% Unsecured Debt	(8)	-	-	435	63,151	17,000	80,151	-
	LP Interests	(8)	-	-	72	2,581	5,000	-	7,581
NAPCO Precast, LLC	Member Units	(8)	-	(190)	-	13,560	-	190	13,370
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	-	-	541	10,412	6	-	10,418
	12.00% Secured Debt	(5)				4,829	1,408	-	6,237
	Preferred Member Units	(5)	-	-	-	7,700	-	-	7,700
NexRev LLC	11.00% Secured Debt	(8)	-	-	850	14,045	10	218	13,837
	Preferred Member Units	(8)	-	-	20	2,690	-	-	2,690
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	62	2,080	-	-	2,080
	Member Units	(5)	-	(150)	101	6,440	-	150	6,290
NuStep, LLC	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	48	1,720	1,200	-	2,920
	12.00% Secured Debt	(5)	-	-	504	17,240	-	-	17,240
	Preferred Member Units	(5)	-	-	-	13,500	-	-	13,500
Orttech Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	743	24,150	13	-	24,163
	Preferred Stock	(5)	-	-	193	10,000	-	-	10,000
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	(18)	1,004	32,674	1,518	18	34,174
	Member Units	(6)	-	8,080	1,756	26,970	8,080	-	35,050
River Aggregates, LLC	Member Units	(8)	-	-	-	3,280	-	-	3,280
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	525	16,181	582	-	16,763
	Preferred Member Units	(9)	-	-	-	8,579	-	-	8,579
Televerde, LLC	Member Units	(8)	-	(731)	-	7,280	-	1,808	5,472
	Preferred Stock	(8)	-	-	-	-	1,794	-	1,794
Vision Interests, Inc.	Series A Preferred Stock	(9)	-	-	-	3,000	-	-	3,000

VVS Holdco LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(5)	-	-	21	1,169	1	400	770
	11.50% Secured Debt	(5)	-	-	889	30,100	15	-	30,115
	Preferred Equity	(5)	-	-	150	11,840	-	-	11,840

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	(236)	6,123	-	-	-
Total Control investments			$-	$8,279	$32,577	$1,489,257	$122,644	$119,115	$1,486,663
Affiliate Investments
AAC Holdings, Inc.	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	$-	$30	$478	$9,794	$250	$-	$10,044
	Common Stock	(7)	-	-	-	2,079	-	-	2,079
	Warrants	(7)	-	-	-	1,940	-	-	1,940
AFG Capital Group, LLC	10.00% Secured Debt	(8)	-	-	2	144	-	86	58
	Preferred Member Units	(8)	-	610	-	7,740	610	-	8,350
ATX Networks Corp.	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	230	-	7,092	230	-	7,322
	10.00% PIK Unsecured Debt	(6)	-	82	77	1,963	159	-	2,122
BBB Tank Services, LLC	12.00% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	(209)	144	2,507	-	209	2,298
	Preferred Stock (non-voting)	(8)	-	-	-	-	-	-	-
	Member Units	(8)	-	-	-	-	-	-	-
Boccella Precast Products LLC	10.00% Secured Debt	(6)	-	-	8	320	-	-	320
	Member Units	(6)	-	-	40	4,830	-	-	4,830
Brightwood Capital Fund Investments - Fund V	LP Interests (Brightwood Capital Fund V, LP)	(6)	-	139	-	1,000	639	-	1,639
Buca C, LLC	12.25% (L+11.25%, Floor 1.00%) Secured Debt	(7)	-	-	540	14,370	-	-	14,370
Career Team Holdings, LLC	12.50% Secured Debt	(6)	-	-	645	20,050	10	-	20,060
	Class A Common Units	(6)	-	-	-	4,499	-	-	4,499
Chandler Signs Holdings, LLC	Class A Units	(8)	-	160	-	460	160	-	620
Classic H&G Holdings, LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(6)	-	-	159	4,000	3,600	-	7,600
	8.00% Secured Debt	(6)	-	(11)	396	19,274	11	11	19,274
	Preferred Member Units	(6)	-	1,020	352	15,260	1,020	-	16,280
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	-	163	9,959	-	1,106	8,853
DMA Industries, LLC	12.00% Secured Debt	(7)	-	-	647	20,993	11	-	21,004
	Preferred Equity	(7)	-	-	-	5,944	-	-	5,944
Dos Rios Partners	LP Interests (Dos Rios Partners - A, LP)	(8)	-	28	-	3,280	28	-	3,308
	LP Interests (Dos Rios Partners, LP)	(8)	-	90	-	10,329	90	-	10,419
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(290)	-	640	-	290	350
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	2	-	27	547	2	50	499
Flame King Holdings, LLC	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	-	139	6,324	1,204	-	7,528
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	647	20,996	10	-	21,006
	Preferred Equity	(9)	-	-	280	10,400	-	-	10,400
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	-	2	6,078	-	1,493	4,585
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	108	7,231	-	-	7,231
GFG Group, LLC.	12.00% Secured Debt	(5)	-	(6)	383	12,545	6	6	12,545
	Preferred Member Units	(5)	-	-	251	6,990	-	1	6,989
Hawk Ridge Systems, LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(9)	-	-	47	2,585	-	-	2,585
	8.00% Secured Debt	(9)	-	(8)	702	34,800	8	8	34,800
	Preferred Member Units	(9)	-	-	579	14,680	1,890		16,570
	Preferred Member Units	(9)	-	1,990	-	771	99	-	870
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	(90)	60	2,960	-	90	2,870
	Member Units	(8)	-	(240)	1	3,210	-	241	2,969
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	698	(280)	2	4,712	-	28	4,684
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest)	(8)	-	52	516	14,387	52	-	14,439
Iron-Main Investments, LLC	12.50% Secured Debt	(5)	-	-	102	3,170	1	-	3,171
	12.50% Secured Debt	(5)	-	-	146	4,557	2	-	4,559
	12.50% Secured Debt	(5)	-	-	915	28,749	10	-	28,759
	Common Stock	(5)	-	-	-	1,798	-	-	1,798
L.F. Manufacturing Holdings, LLC	Preferred Member Units (non-voting)	(8)	-	-	4	107	4	-	111
	Member Units	(8)	-	-	224	2,560	-	-	2,560

OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	-	29	935	29	-	964
	12.00% PIK Secured Debt	(8)	-	-	29	954	29	-	983
	12.00% PIK Secured Debt	(8)	-	-	62	2,055	61	-	2,116
	12.00% PIK Secured Debt	(8)	-	-	129	4,286	129	-	4,415
	10.00% PIK Unsecured Debt	(8)	-	-	5	191	6	-	197
Oneliance, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	171	5,547	3	-	5,550
	Preferred Stock	(7)	-	-	-	1,056	-	-	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(8)	-	-	-	-	-	-
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	(18)	2,048	65,850	18	325	65,543
	Preferred Member Units	(7)	-	960	89	11,570	959	-	12,529
Slick Innovations, LLC	13.00% Secured Debt	(6)	-	(13)	182	5,320	13	213	5,120
	Common Stock	(6)	-	-	-	1,510	-	-	1,510
	Warrants	(6)	-	-	-	400	-	-	400
Sonic Systems International, LLC	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	267	11,757	12	-	11,769
	Common Stock	(8)	-	(60)	11	1,070	-	60	1,010
Superior Rigging & Erecting Co.	12.00% Secured Debt	(7)	-	-	656	21,332	12	-	21,344
	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
The Affiliati Network, LLC	7.00% Secured Debt	(9)	-	-	14	262	1,521	720	1,063
	11.83% Secured Debt	(9)	-	-	390	12,834	7	-	12,841
	Preferred Stock	(9)	-	590	122	6,400	590	-	6,990
UnionRock Energy Fund II, LP	LP Interests	(9)	-	(1,885)	236	6,123	-	4,470	1,653
UniTek Global Services, Inc.	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	-	9	371	2	-	373
	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	-	43	1,852	12	-	1,864
	15.00% PIK Secured Convertible Debt	(6)	-	(80)	47	2,375	47	34	2,388
	Preferred Stock	(6)	-	(87)	88	2,833	88	88	2,833
	Preferred Stock	(6)	-	337	-	1,498	337	-	1,835
Volusion, LLC	11.50% Secured Debt	(8)	-	-	496	17,434	-	350	17,084
	8.00% Unsecured Convertible Debt	(8)	-	-	8	409	-	-	409
	Preferred Member Units	(8)	-	-	-	5,989	-	-	5,989
Other			-
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-		(6,123)	-	-	-
Total Affiliate investments			$692	$3,041	$13,917	$549,214	$13,981	$9,879	$559,439

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $338,390. This represented 22.8% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $69,637. This represented 12.4% of net assets as of March 31, 2022.
(6)	Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $134,636. This represented 9.1% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $100,269. This represented 17.9% of net assets as of March 31, 2022.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $18,443. This represented 1.2% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $165,903. This represented 29.7% of net assets as of March 31, 2022.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $587,631. This represented 39.5% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $107,324. This represented 19.2% of net assets as of March 31, 2022.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $407,563. This represented 27.4% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $116,306. This represented 20.8% of net assets as of March 31, 2022.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of March 31, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

March 31, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
Café Brazil, LLC	Member Units	(8)	$-	$230	$-	$2,030	$230	$-	$2,260
California Splendor Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	65	784	27,789	79	-	27,869
	(L+8.00%, Floor 1.00%) Secured Debt	(9)	-	(29)	117	8,043	10	5,629	2,423
	Preferred Member Units	(9)	-	-	310	8,255	310	-	8,565
	Preferred Member Units	(9)	-	631	63	6,241	631	-	6,872
Clad-Rex Steel, LLC	(L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	292	10,853	-	81	10,773
	Member Units	(5)	-	-	72	8,610	-	-	8,610
	Member Units	(5)	-	-	-	530	-	-	530
	10.00% Secured Debt	(5)	-	-	28	1,100	-	7	1,093
CMS Minerals Investments	Member Units	(9)	-	180	2	1,624	180	37	1,767
Cody Pools, Inc.	(L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(7)	439	14,216	7	207	14,016
	Preferred Member Units	(8)	-	3,930	29	14,940	3,930	-	18,870
CompareNetworks Topco, LLC	Preferred Member Units	(9)	-	1,530	-	6,780	1,530	-	8,310
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	(3)	229	7,953	3	3	7,954
Datacom, LLC	8.00% Secured Debt	(8)	(1,800)	185	-	1,615	185	1,800	-
	Preferred Member Units	(8)	-	-	-	-	2,610	-	2,610
	10.50% PIK Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,475	-
	Preferred Member Units	(8)	(6,030)	6,030	-	-	6,030	6,030	-
	Preferred Member Units	(8)	(1,294)	1,294	-	-	1,294	1,294	-
	5.00% Secured Debt	(8)	-	-	113	-	8,064	27	8,037
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(1,560)	-	19,380	-	1,560	17,820
	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	463	15,007	9	-	15,015
Gamber-Johnson Holdings, LLC	(L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(15)	472	19,838	815	15	20,638
	Member Units	(5)	-	(88)	3,235	52,490	2,848	88	55,250
GRT Rubber Technologies LLC	(L+7.00%) Secured Debt	(8)	-	-	299	16,775	-	-	16,775
	Member Units	(8)	-	-	944	44,900	-	-	44,900
Jensen Jewelers of Idaho, LLC	(Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(3)	86	3,400	3	153	3,250
	Member Units	(9)	-	700	415	7,620	700	-	8,320
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	-	12,240	-	-	12,240
	11.50% Secured Debt	(5)	-	-	655	22,269	11	-	22,280
	9.00% Secured Debt	(5)	-	-	89	3,909	-	8	3,901
	Member Units	(5)	-	-	24	1,160	-	-	1,160
Market Force Information, LLC	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	76	1,600	1,550	-	3,150
	PIK Secured Debt	(9)	-	(294)	-	13,562	-	294	13,268
MH Corbin Holding LLC	(10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	-	284	8,280	8	80	8,208
	Preferred Member Units	(5)	-	(1,170)	-	2,370	-	1,170	1,200
MSC Adviser I, LLC	Member Units	(8)	-	460	1,179	116,760	460	-	117,220
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	205	6,723	2	-	6,725
	Common Stock	(6)	-	(1,710)	476	8,990	-	1,710	7,280
OMi Holdings, Inc.	Common Stock	(8)	-	(1,550)	450	20,380	-	1,550	18,830
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	-	1,064	34,689	14	-	34,703
	12.00% Secured Debt	(6)	-	-	44	2,513	-	1,500	1,013
	Member Units	(6)	-	-	850	15,940	-	-	15,940
PPL RVs, Inc.	Common Stock	(8)	-	830	38	11,500	830	-	12,330
	(L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(7)	236	11,806	13	207	11,612
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	(62)	214	6,397	6	62	6,340
	Warrants	(8)	-	330	-	870	330	1,200	-
	Common Stock	(8)	-	(360)	-	-	1,200	360	840
	Preferred Member Units	(8)	-	(120)	-	10,500	-	120	10,380
Quality Lease Service, LLC	Member Units	(7)	-	(178)	-	4,460	-	578	3,882
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(340)	29	6,030	-	340	5,690
	12.00% Secured Debt	(7)	-	-	267	8,644	5	-	8,649
Ziegler’s NYPD, LLC	6.50% Secured Debt	(8)	-	21	16	979	21	-	1,000
	Preferred Member Units	(8)	-	290	-	1,780	290	-	2,070
	14.00% Secured Debt	(8)	-	-	96	2,750	-	-	2,750
	12.00% Secured Debt	(8)	-	-	19	625	-	-	625
Other controlled investments
2717 MH, L.P.	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	250	-	-	250
	LP Interests (2717 MH, L.P.)	(8)	-	(65)	-	2,702	46	65	2,684
ASC Interests, LLC	Member Units	(8)	-	50	-	1,120	50	-	1,170
	13.00% Secured Debt	(8)	-	-	62	1,715	5	-	1,720
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(470)	-	3,200	-	470	2,730
	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	171	4,874	15	-	4,889
	Warrants	(8)	-	(10)	-	10	-	10	-

ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(123)	-	3,347	-	163	3,184
Barfly Ventures, LLC	7.00% Secured Debt	(5)	-	-	20	343	368	-	711
	Member Units	(5)	-	-	-	1,584	-	-	1,584
Bolder Panther Group, LLC	8.00% Class B Preferred Member Units	(9)	-	-	276	14,000	-	-	14,000
	(L+9.00%, Floor 1.50%) Secured Debt	(9)	-	-	744	27,225	14	-	27,239
	14.00% Class A Preferred Member Units	(9)	-	-	352	10,194	-	-	10,194
	(L+8.00%, Floor 1.50%) Secured Debt	(9)	-	-	15	-	500	-	500
Bond-Coat, Inc.	Common Stock	(8)	-	440	-	2,040	440	-	2,480
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(360)	337	5,850	-	360	5,490
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	237	8,513	5	124	8,394
Bridge Capital Solutions Corporation	Preferred Member Units	(6)	-	-	25	1,000	-	-	1,000
	13.00% Secured Debt	(6)	-	-	33	998	1	-	999
	13.00% Secured Debt	(6)	-	-	457	8,403	170	-	8,573
	Warrants	(6)	-	120	-	3,220	120	-	3,340
CBT Nuggets, LLC	Member Units	(9)	-	-	-	46,080	-	-	46,080
Centre Technologies Holdings, LLC	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	363	11,549	16	1,753	9,813
	Preferred Member Units	(8)	-	-	30	6,160	-	-	6,160
Chamberlin Holding LLC	(L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(8)	352	15,212	8	8	15,212
	Member Units	(8)	-	210	576	28,070	210	-	28,280
	Member Units	(8)	-	60	17	1,270	60	-	1,330
Charps, LLC	Preferred Member Units	(5)	-	800	141	10,520	800	-	11,320
	(8.67% Cash, 1.33% PIK) Unsecured Debt	(5)	-	(481)	356	8,475	146	904	7,718
	0.15 Secured Debt	(5)	-	-	4	669	-	669	-
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	378	-	24,948	-	24,948
	Preferred Member Units	(6)	-	-	-	-	7,680	-	7,680
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Digital Products Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	502	18,077	11	330	17,758
	Preferred Member Units	(5)	-	-	50	9,835	-	-	9,835
Garreco, LLC	Member Units	(8)	-	260	-	1,410	260	-	1,670
	(L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	102	4,519	-	-	4,519
Gulf Manufacturing, LLC	Member Units	(8)	-	140	154	4,510	140	-	4,650
Gulf Publishing Holdings, LLC	(5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	7	250	7	3	253
	(6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	-	421	12,044	421	206	12,259
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(130)	-	5,450	-	130	5,320
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(5)	373	12,800	5	5	12,800
	Preferred Stock	(7)	-	-	-	12,680	-	-	12,680
KBK Industries, LLC	Member Units	(5)	-	-	28	13,200	-	-	13,200
MS Private Loan Fund	LP Interests	(8)	-	-	-	-	142	-	142
	5.0% Unsecured Debt	(8)	-	-	111	-	8,422	-	8,422
MSC Income Fund Inc.	5.0% Unecured Debt	(8)	-	210	368	-	39,822	-	39,822
NAPCO Precast, LLC	Member Units	(8)	-	(530)	79	16,100	-	530	15,570
Nebraska Vet AcquireCo, LLC (NVS)	Preferred Member Units	(5)	-	-	-	6,500	-	-	6,500
	12.00% Secured Debt	(5)	-	-	326	10,395	5	-	10,400
NexRev LLC	Preferred Member Units	(8)	-	1,810	20	1,470	1,810	-	3,280
	11.00% Secured Debt	(8)	-	178	474	16,726	188	218	16,696
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(8)	135	5,620	8	8	5,620
	Warrants	(9)	-	40	-	1,490	40	-	1,530
	Member Units	(9)	-	150	136	5,600	150	-	5,750
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	62	2,080	-	-	2,080
	Member Units	(5)	-	419	(45)	2,821	419	-	3,240
NuStep, LLC	Preferred Member Units	(5)	-	610	-	10,780	610	-	11,390
	12.00% Secured Debt	(5)	-	-	529	17,193	10	-	17,203
Pegasus Research Group, LLC	Member Units	(8)	-	(560)	-	8,830	-	560	8,270
River Aggregates, LLC	Member Units	(8)	-	-	-	3,240	-	-	3,240
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	482	16,301	17	1,600	14,718
	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
	12.00% Secured Debt	(9)	-	-	(1)	-	-	-	-
UnionRock Energy Fund II, LP	LP Interests	(9)	-	520	-	2,894	1,895	-	4,788
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	66	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$(10,925)	$14,261	$24,025	$1,113,725	$126,139	$46,901	$1,192,964
Affiliate Investments
AAC Holdings, Inc.	(10.00% Cash, 8.00% PIK) Secured Debt	(7)	$-	$163	$435	$9,187	$362	$-	$9,548
	Warrants	(7)	-	(1,136)	-	2,938	-	1,136	1,802
	Common Stock	(7)	-	(1,218)	-	3,148	-	1,218	1,930
	(L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	(16)	-	-	-	-
AFG Capital Group, LLC	Preferred Member Units	(8)	-	510	-	5,810	510	-	6,320
	10.00% Secured Debt	(8)	-	-	11	491	-	87	404
American Trailer Rental Group LLC	Member Units	(5)	-	1,870	-	16,010	1,870	-	17,880
BBB Tank Services, LLC	Member Units	(8)	-	-	-	280	-	-	280
	(L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	-	164	4,722	20	-	4,742
	PIK Preferred Stock (non-voting)	(8)	-	-	6	151	6	-	157
Boccella Precast Products LLC	Member Units	(6)	-	(290)	360	6,040	-	290	5,750
Buca C, LLC	(2.56% Cash, 7.69% PIK) (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	362	14,256	-	373	13,883
CAI Software LLC	Member Units	(6)	-	410	(10)	7,190	410	-	7,600
	12.50% Secured Debt	(6)	-	(46)	1,489	47,474	46	3,399	44,121
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(420)	-	1,460	-	420	1,040
Classic H&G Holdings, LLC	Preferred Member Units	(6)	-	1,670	320	9,510	1,670	-	11,180
	12.00% Secured Debt	(6)	-	(10)	758	24,800	10	10	24,800
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	-	215	11,540	-	-	11,540

	LP Interests (Fund II)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	91	1,782	61	-	1,843
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	(316)	-	5,417	-	316	5,101
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	(100)	-	1,720	-	100	1,620
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(230)	-	1,250	-	230	1,020
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	-	-	300	-	-	300
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	3	-	33	526	34	113	446
Freeport Financial SBIC Fund LP	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	245	10,321	-	1,398	8,923
	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	-	-	5,264	-	-	5,264
GFG Group, LLC.	Preferred Member Units	(5)	-	-	-	-	4,900	-	4,900
	12.00% Secured Debt	(5)	-	-	315	-	15,588	-	15,588
Hawk Ridge Systems, LLC	10.00% Secured Debt	(9)	-	-	2	-	-	-	-
	10.00% Secured Debt	(9)	-	(8)	468	18,400	8	8	18,400
	Preferred Member Units	(9)	-	1,290	337	8,030	1,290	-	9,320
	Preferred Member Units	(9)	-	70	-	420	70	-	490
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	-	60	2,900	-	-	2,900
	Member Units	(8)	-	(830)	1	5,080	-	830	4,250
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	3,258	374	-	3,632
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	-	639	456	15,789	639	2,000	14,428
L.F. Manufacturing Holdings, LLC	PIK Preferred Member Units (non-voting)	(8)	-	-	3	93	3	-	96
	Member Units	(8)	-	-	-	2,050	-	-	2,050
OnAsset Intelligence, Inc.	PIK Unsecured Debt	(8)	-	-	2	64	3	2	66
	PIK Secured Debt	(8)	-	-	219	7,301	219	-	7,520
PCI Holding Company, Inc.	Preferred Stock	(9)	-	(203)	2,852	4,130	-	4,130	-
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(357)	-	-	-	-	-	-
SI East, LLC (Stavig)	9.50% Secured Debt	(7)	-	(39)	768	32,963	39	3,789	29,213
	Preferred Member Units	(7)	-	380	0	9,780	380	-	10,160
Slick Innovations, LLC	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
	12.00% Secured Debt	(6)	-	(12)	185	5,720	12	172	5,560
Superior Rigging & Erecting Co.	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
	12.00% Secured Debt	(7)	-	-	653	21,298	8	-	21,306
UniTek Global Services, Inc.	PIK Secured Debt	(6)	-	-	19	-	1,092	-	1,092
	PIK Preferred Stock	(6)	-	(52)	72	3,208	92	72	3,228
	(L+6.50% Floor 1.00%) Secured Debt	(6)	-	62	41	2,426	65	393	2,098
Volusion, LLC	11.50% Secured Debt	(8)	-	-	582	19,243	-	-	19,243
	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
	8.00% Unsecured Convertible Debt	(8)	-	-	8	291	-	-	291
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$(4,803)	$6,417	$11,505	$366,301	$34,356	$24,934	$375,723

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $258,822. This represented 21.7% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $52,555. This represented 14.0% of net assets as of March 31, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $112,201. This represented 9.4% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $107,338. This represented 28.6% of net assets as of March 31, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $43,701. This represented 3.7% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $92,642. This represented 24.7% of net assets as of March 31, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $492,297. This represented 41.3% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $93,135. This represented 24.8% of net assets as of March 31, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $285,943. This represented 24.0% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $30,053. This represented 8.0% of net assets as of March 31, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of March 31, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in Part 2 of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2021, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

COVID-19 UPDATE

The COVID-19 pandemic and its effect on the U.S. and global economies, including the current related impacts to supply chain delays, labor and material availability and price increases, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended March 31, 2022, we continued to work collectively with our employees and portfolio companies to navigate these significant challenges. Neither our management team nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation, we are unable to predict with any certainty the extent to which these events, or any future impacts related to the pandemic, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our lower middle market (“LMM”), Private Loan (as defined below), and middle market (“Middle Market”) investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million.

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

Private Loan investments generally consist of loans that have been originated directly by us or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

Subject to changes in our cash and overall liquidity, our Investment Portfolio may also include short-term portfolio investments that are atypical of our LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of the overall Investment Portfolio.

Our external asset management business is conducted through MSC Adviser I, LLC (the “External Investment Manager”). We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”) and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team, our employees and our shareholders, and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed. Our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.4%, respectively, for the trailing twelve months ended March 31, 2022 and 2021, and 1.5% for the year ended December 31, 2021. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.3% for each of the trailing twelve months ended March 31, 2022 and 2021 and 3.4% for the year ended December 31, 2021. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in “Note F – Financial Highlights” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $5.1 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. The External Investment Manager earned base management fee income of $5.4 million and $3.9 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the External Investment Manager earned $0.1 million in incentive fee income. No incentive fee income was earned in the three months ended March 31, 2021. During the three months ended March 31, 2022, the External Investment Manager earned $0.2 million in administrative services fee income. No administrative services fee income was earned in the three months ended March 31, 2021. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended March 31, 2022 and 2021 of $2.8 million and $2.4 million, respectively.

The External Investment Manager serves as the investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (the “Advisory Agreement”). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee on MSC Income’s average total assets, an incentive fee equal to 20% of pre-investment fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income.

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

The External Investment Manager provides administrative services for certain External Party clients that, to the extent not waived, are reported as administrative services fees. The administrative services fees generally represent expense reimbursements for a portion of the compensation, overhead and related expenses for certain professionals directly attributable to performing administrative services for a client. These fees are recognized as other revenue in the period in which the related services are rendered.

We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other funds and clients advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, the Private Loan Fund and other clients advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds and clients advised by the External Investment Manager, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds and clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.

INVESTMENT PORTFOLIO SUMMARY

The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2022
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	75	79	36
Fair value	$1,795.5	$1,260.7	$397.3
Cost	$1,513.8	$1,273.6	$443.8
Debt investments as a % of portfolio (at cost)	71.7%	95.8%	93.3%
Equity investments as a % of portfolio (at cost)	28.3%	4.2%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	99.4%	98.7%
Weighted-average annual effective yield (b)	11.1%	8.2%	7.6%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At March 31, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of March 31, 2022 including debt investments on non-accrual status was 10.6% for our LMM portfolio, 8.0% for our Private Loan portfolio and 7.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for our LMM portfolio, 8.0% for our Private Loan portfolio and 6.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended March 31, 2022 and 2021, we achieved an annualized total return on investments of 11.8% and 12.8%, respectively. For the year ended December 31, 2021, we achieved an annualized total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of leverage or debt capital in our capital structure, our expenses or any sales load paid by an investor.

As of March 31, 2022, we had Other Portfolio investments in 13 companies, collectively totaling approximately $102.4 million in fair value and approximately $109.9 million in cost basis and which comprised approximately 2.8% and 3.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in 13 companies, collectively totaling approximately $166.1 million in fair value and approximately $173.7 million in cost basis and which comprised approximately 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively.

As of March 31, 2022, we had one short-term portfolio investment, which was a secured debt investment that had approximately $2.0 million in both fair value and in cost basis and which comprised approximately 0.1% of our Investment Portfolio at both fair value and cost. As of December 31, 2021, we had Other Portfolio investments in 13 companies, collectively totaling approximately $166.1 million in fair value and approximately $173.7 million in cost basis and which comprised approximately 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively.

As previously discussed, the External Investment Manager is a wholly owned subsidiary that is treated as a portfolio investment. As of March 31, 2022, this investment had a fair value of approximately $132.9 million and a cost basis of $29.5 million, which comprised approximately 3.6% and 0.9% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of approximately $140.4 million and a cost basis of $29.5 million, which comprised approximately 3.9% and 0.9% of our Investment Portfolio at fair value and cost, respectively.

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

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in “Note B – Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented approximately 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of March 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.9. – Income Taxes” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2022 and 2021 (i) approximately 1.2% and 3.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.1% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2022	December 31, 2021
First lien debt	83.5%	82.5%
Equity	15.6%	16.2%
Second lien debt	0.3%	0.6%
Equity warrants	0.2%	0.3%
Other	0.4%	0.4%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
First lien debt	74.8%	74.3%
Equity	24.3%	24.6%
Second lien debt	0.3%	0.5%
Equity warrants	0.2%	0.2%
Other	0.4%	0.4%
	100.0%	100.0%

Our LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors—Risks Related to our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of March 31, 2022, our total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.6% of its fair value and 3.1% of its cost. As of December 31, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised approximately 0.7% of its fair value and 3.3% of its cost.

The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Total investment income	$79,395	$62,807	$16,588	26%
Total expenses	(27,183)	(23,050)	(4,133)	18%
Net investment income	52,212	39,757	12,455	31%
Net realized gain (loss) from investments	3,336	(15,730)	19,066	NM
Net unrealized appreciation (depreciation) from investments	14,752	34,001	(19,249)	NM
Income tax benefit (provision)	(5,097)	(682)	(4,415)	NM
Net increase in net assets resulting from operations	$65,203	$57,346	$7,857	14%

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$52,212	$39,757	$12,455	31%
Share‑based compensation expense	2,818	2,333	485	21%
Distributable net investment income(a)	$55,030	$42,090	$12,940	31%
Net investment income per share—Basic and diluted	$0.73	$0.58	$0.15	26%
Distributable net investment income per share—Basic and diluted(a)	$0.77	$0.62	$0.15	24%

NM	Net Change % not meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

Investment Income

Total investment income for the three months ended March 31, 2022 was $79.4 million, a 26% increase from the $62.8 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$59,441	$43,471	$15,970	37%	(a)
Dividend income	16,622	17,697	(1,075)	(6)%	(b)
Fee income	3,332	1,639	1,693	103%	(c)
Total investment income	$79,395	$62,807	$16,588	26%	(d)

(a)	The increase in interest income was primarily due to higher average levels of Investment Portfolio debt investments following (i) net origination activity in our LMM portfolio of $348.6 million and $57.2 million for the year ended December 31, 2021 and three months ended March 31, 2022, respectively, and (ii) net origination activity in our Private Loan portfolio of $370.3 million and $114.3 million for the year ended December 31, 2021 and three months ended March 31, 2022, respectively.
(b)	The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $2.9 million decrease related to dividend income considered to be less consistent or non-recurring, partially offset by improved operating results, financial condition and liquidity positions of certain of our portfolio companies.
(c)	The increase in fee income was primarily related to (i) a $1.2 million increase related to higher originations of Investment Portfolio investments as discussed above and (ii) a $0.5 million increase from refinancing and prepayment of debt investments.
(d)	The increase in total investment income includes a net reduction in the impact of certain income considered less consistent or non-recurring, including a $2.9 million decrease in dividend income, partially offset by a $0.7 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the three months ended March 31, 2022 were $27.2 million, an 18% increase from the $23.1 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Employee compensation expenses	$7,544	$6,072	$1,472	24%	(a)
Deferred compensation plan expense	(275)	246	(521)	(212)%	(b)
Total compensation expense	7,269	6,318	951	15%
G&A expense	3,226	2,975	251	8%
Interest expense	16,687	13,804	2,883	21%	(c)
Share-based compensation expense	2,818	2,333	485	21%
Gross expenses	30,000	25,430	4,570	18%
Allocation of expenses to the External Investment Manager	(2,817)	(2,380)	(437)	18%
Total expenses	$27,183	$23,050	$4,133	18%

(a)	The increase in compensation expense is primarily related to increased headcount, base compensation rates and incentive compensation accruals.
(b)	The change in the non-cash deferred compensation plan expense was due to the comparable period reduction to compensation expense resulting from a decrease in the fair value of deferred compensation plan assets and corresponding liabilities in the first quarter of 2022 compared to an increase in such fair value in the corresponding period of 2021.
(c)	The increase in interest expense was primarily related to increased leverage levels to support our investment activity. These borrowings include an aggregate of $500.0 million in principal amount of our 3.00% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below) issued in January and October 2021.

Net Investment Income

Net investment income for the three months ended March 31, 2022 increased 31% to $52.2 million, or $0.73 per share, compared to net investment income of $39.8 million, or $0.58 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes, and the impact of the increase in weighted average shares outstanding for the three months ended March 31, 2022, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income on a per share basis includes (i) a $0.03 per share decrease in investment income considered less consistent or non-recurring and (ii) a decrease in compensation expense of $0.01 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income

Distributable net investment income for the three months ended March 31, 2022 increased 31% to $55.0 million, or $0.77 per share, compared with $42.1 million, or $0.62 per share, in the corresponding period of 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding share-based compensation expense, both as discussed above, and the net impact of the increase in weighted average shares outstanding for the three months ended March 31, 2022, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes (i) a decrease in investment income considered less consistent or non-recurring and (ii) a decrease in compensation expense resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $3.3 million for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$-	-	$-	-	$-	-	$(8)	$(8)
Private Loan Portfolio	1,560	1	-	-	-	-	(31)	1,529
Middle Market Portfolio	-	-	-	-	-	-	-	-
Other Portfolio	-	-	1,531	2	-	-	240	1,771
Short-term Portfolio	-	-	-	-	-	-	44	44
Total net realized gain/(loss)	$1,560	1	$1,531	2	$-	-	$245	$3,336

(a)	Other activity includes realized gains and losses from transactions involving four portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $14.8 million for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
		Private	Middle
	LMM(a)	Loan	Market	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$0.3	$(0.7)	$(0.1)	$(1.7)		$(2.2)
Net unrealized appreciation (depreciation) relating to portfolio investments	20.7	3.2	(0.6)	(6.3)	(b)	17.0
Total net unrealized appreciation (depreciation) relating to portfolio investments	$21.0	$2.5	$(0.7)	$(8.0)		$14.8

(a)	Includes unrealized appreciation on 24 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.
(b)	Includes (i) $7.5 million of unrealized depreciation relating to the External Investment Manager and (ii) $0.4 million of unrealized depreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see “Related Party Transactions and Agreements” below), partially offset by $1.6 million of net unrealized appreciation relating to the Other Portfolio.

Income Tax Benefit (Provision)

The income tax provision for the three months ended March 31, 2022 of $5.1 million principally consisted of (i) a deferred tax provision of $3.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary and permanent book-tax differences, and (ii) a current tax provision of $1.3 million related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and a $0.6 million provision for current U.S. federal and state income taxes. The income tax provision for the three months ended March 31, 2021 of $0.7 million principally consisted of a current tax provision of $0.6 million related to a $0.3 million provision for current U.S. federal and state income taxes and a $0.3 million provision for excise tax on our estimated undistributed taxable income.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended March 31, 2022 was $65.2 million, or $0.91 per share, compared with $57.3 million, or $0.84 per share, during the three months ended March 31, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the three months ended March 31, 2022, we realized a net decrease in cash and cash equivalents of $14.7 million, which is the net result of $49.7 million of cash used in our operating activities, partially offset by $35.0 million of cash provided by our financing activities.

The $49.7 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $315.4 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2021 and (ii) $23.8 million related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $238.9 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $50.6 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.

The $35.0 million of cash provided by our financing activities principally consisted of (i) $63.5 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan and (ii) $18.0 million in net proceeds from the Credit Facility, partially offset by $46.5 million in cash dividends paid to stockholders.

Capital Resources

As of March 31, 2022, we had $18.0 million in cash and cash equivalents and $517.0 million of unused capacity under the Credit Facility, before considering the accordion feature discussed below, which we maintain to support our investment and operating activities. As of March 31, 2022, our net asset value totaled $1,873.7 million, or $25.89 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of March 31, 2022, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature which allowed us to increase the total commitments under the facility to up to $1.2 billion from new and existing lenders on the same terms and conditions as the existing commitments. As of March 31, 2022, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate (0.2% as of the most recent reset date for the period ended March 31, 2022) plus (i) 1.875% (or the applicable base rate (Prime Rate of 3.50% as of March 31, 2022) plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable base rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of March 31, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of March 31, 2022, we had $338.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.1% (based on the LIBOR rate of 0.2% as of the most recent reset date of March 1, 2022 plus 1.875%) and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2022 through our wholly owned SBICs, which bear a weighted-average annual fixed interest rate of approximately 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is approximately 5.9 years as of March 31, 2022. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2022, the outstanding principal balance of the 4.50% Notes was $185.0 million.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of March 31, 2022, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2022, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of March 31, 2022, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2022, the outstanding principal balance of the 3.00% Notes was $500.0 million.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of March 31, 2022, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2022, we sold 1,499,577 shares of our common stock at a weighted-average price of $42.82 per share and raised $64.2 million of gross proceeds under the ATM Program. Net proceeds were $63.4 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2022, sales transactions representing 118,227 shares had not settled and are not included in shares issued and outstanding on the face of the consolidated balance sheet but are included in the weighted average shares outstanding in the consolidated statement of operations and in the shares used to calculate net asset value per share. During the three months ended March 31, 2022, we entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of March 31, 2022, 14,370,489 shares remained available for sale under the ATM Program.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock at our 2022 annual meeting of stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the net asset value per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current net asset value per share.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio, which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of March 31, 2022, our BDC asset coverage ratio was 227%.

Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see “Note B.13 – Recently Issued or Adopted Accounting Standards” to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Inflation

Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few quarters as a result of the COVID-19 pandemic, recent geopolitical events and the related supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to impact their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative impact on the fair value of our investments in these portfolio companies. The combined impacts of these impacts in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2022, we had a total of $272.2 million in outstanding commitments comprised of (i) 72 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2022, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
3.00% Notes due 2026	$—	$—	$—	$—	$500,000	$—	$500,000
Interest due on 3.00% Notes due 2026	7,517	15,000	15,000	15,000	15,000	—	67,517
5.20% Notes due 2024	—	—	450,000	—	—	—	450,000
Interest due on 5.20% Notes due 2024	23,400	23,400	11,700	—	—	—	58,500
SBIC debentures	—	16,000	63,800	—	—	270,200	350,000
Interest due on SBIC debentures	5,166	9,899	8,455	7,228	7,228	15,565	53,541
4.50% Notes due 2022	185,000	—	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	8,325	—	—	—	—	—	8,325
Operating Lease Obligation (1)	593	804	818	832	846	933	4,826
Total	$230,001	$65,103	$549,773	$23,060	$523,074	$286,698	$1,677,709

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of March 31, 2022, we had $338.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is scheduled to mature in April 2026.

Related Party Transactions and Agreements

As discussed further above, the External Investment Manager is treated as a wholly owned portfolio company of MSCC and is included as part of our Investment Portfolio. At March 31, 2022, we had a receivable of approximately $5.7 million due from the External Investment Manager, which included $3.5 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in “Note B.9 – Income Taxes” and “Note D – External Investment Manager” in the notes to the consolidated financial statements) and $2.3 million of dividends declared but not paid by the External Investment Manager. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients. See “Note A.1 – Organization” and “Note D – External Investment Manager” in the notes to the consolidated financial statements for more information regarding the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was extinguished.

In May 2022, we purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. In addition, certain of our officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income. As of March 31, 2022, we did not own any shares of MSC Income. Our purchase of MSC Income common stock was unanimously approved by the Board and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of our officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of March 31, 2022, we have funded approximately $7.5 million of our limited partner commitment and our unfunded commitment was approximately $7.5 million. Our limited partner commitment to the Private Loan Fund was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Additionally, we provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 and was subsequently amended on November 30, 2021 and on December 29, 2021 (as amended, the “PL Fund 2021 Note”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $85.0 million. Borrowings under the PL Fund 2021 Note bore interest at a fixed rate of 5.00% per annum and matured on February 28, 2022. The PL Fund 2021 Note was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the PL Fund 2021 Note and the PL Fund 2021 Note was extinguished.

In March 2022, we provided the Private Loan Fund with a new revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2022, $16.5 million of compensation and dividend reinvestments, plus net unrealized gains and losses and investment income and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $7.3 million had been deferred into phantom Main Street stock units, representing 162,040 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the consolidated statements of changes in net assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s consolidated statements of operations as earned. The dividend amounts related to additional phantom stock units are included in the statements of changes in net assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

In May 2022, we declared a supplemental cash dividend of $0.075 per share payable in June 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2022 of $0.215 per share for each of April, May and June 2022.

In May 2022, we also declared regular monthly dividends of $0.215 per share for each month of July, August and September of 2022. These regular monthly dividends equal a total of $0.645 per share for the third quarter of 2022, representing a 4.9% increase from the regular monthly dividends paid in the third quarter of 2021. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2022, we will have paid $34.26 per share in cumulative dividends since our October 2007 initial public offering.

As previously disclosed, in February 2022, our Board unanimously approved the application of the reduced BDC asset coverage ratio, effective as of February 23, 2023 unless approved earlier by a vote of our stockholders. At our 2022 annual meeting of stockholders (the “Annual Meeting”) on May 2, 2022, our stockholders approved the application of the reduced BDC asset coverage ratio, effective the day after the Annual Meeting. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of March 31, 2022, our asset coverage ratio was 227%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2022, approximately 73% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes, 5.20% Notes and 3.00% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2022.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(1,327)	$811	$(516)	$(0.01)
(100)	(1,315)	811	(504)	(0.01)
(50)	(1,028)	811	(217)	—
(25)	(683)	811	128	—
25	2,919	(845)	2,074	0.03
50	6,623	(1,690)	4,933	0.07
75	11,105	(2,535)	8,570	0.12
100	15,830	(3,380)	12,450	0.17
125	20,704	(4,225)	16,479	0.23
150	25,625	(5,070)	20,555	0.28

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we issued 114,043 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2022 under the dividend reinvestment plan was approximately $4.8 million.

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

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Exhibit
10.1	*	Form of Equity Distribution Agreement dated March 3, 2022 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 4, 2022 (File No. 1-33723)).
10.2	*

Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643)).

10.3	*

Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643)).

10.4	*

Form of Restricted Stock Agreement — Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643)).

10.5	*

Form of Restricted Stock Agreement — Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643)).

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

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: May 6, 2022	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ JESSE E. MORRIS
Date: May 6, 2022	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)
/s/ LANCE A. PARKER
Date: May 6, 2022	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)