Form 10-Q
period 2022-06-30
Main Street Capital CORP
filed 2022-08-05
CIK 1396440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The number of shares outstanding of the issuer’s common stock as of August 4, 2022 was 73,905,636.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,145,692 and $1,107,597 as of June 30, 2022 and December 31, 2021, respectively)	$1,538,158	$1,489,257
Affiliate investments (cost: $540,457 and $578,539 as of June 30, 2022 and December 31, 2021, respectively)	518,061	549,214
Non‑Control/Non‑Affiliate investments (cost: $1,737,243 and $1,573,110 as of June 30, 2022 and December 31, 2021, respectively)	1,661,551	1,523,360
Total investments (cost: $3,423,392 and $3,259,246 as of June 30, 2022 and December 31, 2021, respectively)	3,717,770	3,561,831
Cash and cash equivalents	43,383	32,629
Interest and dividend receivable and other assets	59,421	56,488
Receivable for securities sold	1,441	35,125
Deferred financing costs (net of accumulated amortization of $9,948 and $9,462 as of June 30, 2022 and December 31, 2021, respectively)	3,730	4,217
Total assets	$3,825,745	$3,690,290
LIABILITIES
Credit facility	$380,000	$320,000
3.00% Notes due 2026 (par: $500,000 as of both June 30, 2022 and December 31, 2021)	497,872	497,609
5.20% Notes due 2024 (par: $450,000 as of both June 30, 2022 and December 31, 2021)	450,999	451,272
SBIC debentures (par: $350,000 as of both June 30, 2022 and December 31, 2021)	343,323	342,731
4.50% Notes due 2022 (par: $185,000 as of both June 30, 2022 and December 31, 2021)	184,747	184,444
Accounts payable and other liabilities	29,978	40,469
Payable for securities purchased	—	5,111
Interest payable	14,968	14,926
Dividend payable	15,673	15,159
Deferred tax liability, net	43,022	29,723
Total liabilities	1,960,582	1,901,444
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 73,455,801 and 70,700,885 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	735	707
Additional paid‑in capital	1,837,305	1,736,346
Total undistributed earnings	27,123	51,793
Total net assets	1,865,163	1,788,846
Total liabilities and net assets	$3,825,745	$3,690,290
NET ASSET VALUE PER SHARE	$25.37	$25.29

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$36,808	$27,027	$69,385	$51,052
Affiliate investments	11,893	11,005	25,810	22,511
Non‑Control/Non‑Affiliate investments	36,499	29,262	69,401	56,539
Total investment income	85,200	67,294	164,596	130,102
EXPENSES:
Interest	(17,295)	(14,400)	(33,982)	(28,206)
Compensation	(8,807)	(6,895)	(16,076)	(13,216)
General and administrative	(4,238)	(3,417)	(7,464)	(6,392)
Share‑based compensation	(3,596)	(2,759)	(6,414)	(5,092)
Expenses allocated to the External Investment Manager	3,462	2,572	6,279	4,952
Total expenses	(30,474)	(24,899)	(57,657)	(47,954)
NET INVESTMENT INCOME	54,726	42,395	106,939	82,148
NET REALIZED GAIN (LOSS):
Control investments	—	(2,320)	—	(13,245)
Affiliate investments	47	13,913	739	9,110
Non‑Control/Non‑Affiliate investments	(5,111)	6,407	(2,467)	6,405
Total net realized gain (loss)	(5,064)	18,000	(1,728)	2,270
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	4,822	30,824	13,101	45,084
Affiliate investments	1,731	9,816	4,772	16,232
Non‑Control/Non‑Affiliate investments	(31,146)	3,801	(27,714)	17,124
Total net unrealized appreciation (depreciation)	(24,593)	44,441	(9,841)	78,440
INCOME TAXES:
Federal and state income, excise and other taxes	(809)	(656)	(2,118)	(1,289)
Deferred taxes	(9,511)	(9,070)	(13,299)	(9,118)
Income tax benefit (provision)	(10,320)	(9,726)	(15,417)	(10,407)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,749	$95,110	$79,953	$152,451
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.75	$0.62	$1.47	$1.20
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.20	$1.39	$1.10	$2.23
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	73,304,619	68,514,683	72,512,793	68,321,701

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase resulting from operations	—	—	—	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164
Public offering of common stock, net of offering costs	231,795	2	9,396	—	9,398
Share‑based compensation	—	—	2,759	—	2,759
Purchase of vested stock for employee payroll tax withholding	(114,357)	(1)	(4,464)	—	(4,465)
Dividend reinvestment	91,632	1	3,755	—	3,756
Amortization of directors’ deferred compensation	—	—	163	—	163
Issuance of restricted stock, net of forfeited shares	321,821	3	(3)	—	—
Dividends to stockholders	—	—	96	(42,140)	(42,044)
Net increase resulting from operations	—	—	—	95,110	95,110
Balances at June 30, 2021	68,531,789	$685	$1,637,583	$(33,427)	$1,604,841

Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654
Public offering of common stock, net of offering costs	662,828	7	25,626	—	25,633
Share‑based compensation	—	—	3,596	—	3,596
Purchase of vested stock for employee payroll tax withholding	(115,071)	(1)	(4,894)	—	(4,895)
Dividend reinvestment	132,156	1	4,999	—	5,000
Amortization of directors’ deferred compensation	—	—	130	—	130
Issuance of restricted stock, net of forfeited shares	467,238	5	(5)	—	—
Dividends to stockholders	—	—	114	(52,818)	(52,704)
Net increase resulting from operations	—	—	—	14,749	14,749
Balances at June 30, 2022	73,517,558	$735	$1,837,305	$27,123	$1,865,163

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$79,953	$152,451
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(540,429)	(520,706)
Proceeds from sales and repayments of debt investments in portfolio companies	381,697	279,303
Proceeds from sales and return of capital of equity investments in portfolio companies	30,293	55,915
Net unrealized (appreciation) depreciation	9,841	(78,440)
Net realized (gain) loss	1,728	(2,270)
Accretion of unearned income	(7,354)	(6,391)
Payment-in-kind interest	(2,364)	(4,672)
Cumulative dividends	(1,062)	(858)
Share-based compensation expense	6,414	5,092
Amortization of deferred financing costs	1,372	1,494
Deferred tax (benefit) provision	13,299	9,118
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(3,686)	(5,047)
Interest payable	42	3,220
Accounts payable and other liabilities	(10,216)	1,234
Deferred fees and other	1,037	2,363
Net cash used in operating activities	(39,435)	(108,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	89,155	13,026
Proceeds from public offering of 3.00% Notes due 2026	-	300,000
Dividends paid	(94,071)	(76,221)
Proceeds from issuance of SBIC debentures	-	52,200
Repayments of SBIC debentures	-	(40,000)
Proceeds from credit facility	303,000	446,000
Repayments on credit facility	(243,000)	(546,000)
Debt issuance premiums (costs), net	-	(9,462)
Purchases of vested stock for employee payroll tax withholding	(4,895)	(4,472)
Net cash provided by financing activities	50,189	135,071

Net increase in cash and cash equivalents	10,754	26,877
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,629	31,919
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,383	$58,796

Supplemental cash flow disclosures:
Interest paid	$32,505	$23,427
Taxes paid	$4,920	$1,609
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$9,813	$7,455

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	$4,805	$4,641	$4,641
			Preferred Member Units		8/16/2019	3,200				3,200	-
			Preferred Member Units		5/20/2021	2,427				2,426	4,318
			Warrants	(27)	8/16/2019	420		8/16/2029		316	-
										10,583	8,959
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%	7/31/2024	170	170	170
			Secured Debt		8/1/2013		13.00%	7/31/2024	1,650	1,648	1,648
			Member Units		8/1/2013	1,500				1,500	800
										3,318	2,618
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%	8/16/2023	4,728	4,570	2,939
			Preferred Member Units		11/16/2017	3,725,862				3,726	-
										8,296	2,939
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%	10/31/2024	711	711	711
			Member Units		10/26/2020	37				1,584	2,400
										2,295	3,111
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		11.00%	3/31/2027	11,025	10,913	10,913
			Preferred Stock		3/7/2022	4,073				4,073	4,073
										14,986	14,986
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9)	12/31/2020		10.50% (L+9.00%, Floor 1.50%)	12/31/2025	49,194	48,920	49,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%			14,000	25,930
										62,920	75,124
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.06% (L+10.00%, Floor 1.00%)	1/9/2023	7,812	7,801	7,801
			Preferred Member Units	(8)	1/9/2018	2,950				4,279	7,050
										12,080	14,851
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%	12/11/2024	8,813	8,813	8,813
			Secured Debt	(30)	7/25/2016		13.00%	12/11/2024	1,000	1,000	1,000
			Preferred Member Units	(8) (30)	7/25/2016	17,742				1,000	1,000
			Warrants	(27)	7/25/2016	82		7/25/2026		2,132	4,260
										12,945	15,073
Café Brazil, LLC		Casual Restaurant Group
			Member Units	(8)	6/9/2006	1,233				1,742	2,520

California Splendor Holdings LLC		Processor of Frozen Fruits
			Secured Debt	(9)	3/30/2018		11.00% (L+10.00%, Floor 1.00%)	7/29/2026	28,000	27,944	28,000

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units	(8) (19)	7/31/2019	3,671	15.00% PIK			3,713	3,713
		Preferred Member Units	(8)	3/30/2018	6,157				10,775	19,295
									42,432	51,008
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416				1,300	47,900

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2026	15,030	14,941	14,941
		Preferred Member Units		1/4/2019	13,309				6,122	6,890
									21,063	21,831
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	2/26/2018		9.13% (L+8.00%, Floor 1.00%)	2/26/2023	17,466	17,422	17,466
		Member Units	(8)	2/26/2018	4,347				11,440	22,510
		Member Units	(8) (30)	11/2/2018	1,047,146				1,322	1,540
									30,184	41,516
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%	1/31/2026	5,694	4,626	5,694
		Preferred Member Units	(8)	2/3/2017	1,829				1,963	13,450
									6,589	19,144
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		10.63% (L+9.50%, Floor 1.00%)	1/15/2024	10,480	10,421	10,421
		Secured Debt		12/20/2016		10.00%	12/20/2036	1,065	1,055	1,055
		Member Units	(8)	12/20/2016	717				7,280	10,250
		Member Units	(30)	12/20/2016	800				210	610
									18,966	22,336
CMS Minerals Investments	Oil & Gas Exploration & Production
		Member Units	(8) (30)	4/1/2016	100				1,691	2,274

Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	41,649	41,315	41,637
		Preferred Member Units	(8) (30)	3/6/2020	587				8,317	51,190
									49,632	92,827
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt		3/31/2021		12.00%	3/31/2026	25,540	25,351	25,351
		Preferred Member Units	(8)	3/31/2021	17,280				7,680	8,940
									33,031	34,291
CompareNetworks Topco, LLC	Internet Publishing and Web Search Portals
		Secured Debt	(9)	1/29/2019		10.13% (L+9.00%, Floor 1.00%)	1/29/2024	5,741	5,726	5,741
		Preferred Member Units	(8)	1/29/2019	1,975				1,975	17,230
									7,701	22,971

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.8%				710	710

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		7.50%	12/31/2025	8,757	8,245	7,617
			Preferred Member Units	(8)	3/31/2021	9,000				2,610	2,670
										10,855	10,287
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.13% (L+10.00%, Floor 1.00%)	4/1/2023	16,193	16,163	16,163
			Preferred Member Units	(8)	4/1/2018	3,857				9,501	9,835
										25,664	25,998
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.13% (L+11.00%, Floor 1.00%)	2/13/2024	24,678	24,561	24,678
			Preferred Stock	(8)	2/13/2018	8,400				8,400	21,550
										32,961	46,228
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	7,600	7,532	7,600
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	21,200	21,017	21,200
			Preferred Equity	(8)	10/29/2021	9,360				10,400	13,410
										38,949	42,210
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		10.00% (L+8.00%, Floor 2.00%)	1/1/2025	21,598	21,545	21,598
			Member Units	(8)	6/24/2016	9,042				17,692	46,300
										39,237	67,898
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9)	7/15/2013		9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%)	7/31/2023	4,196	4,196	4,196
			Member Units	(8)	7/15/2013	1,200				1,200	2,490
										5,396	6,686
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		9.06% (L+8.00%)	10/29/2026	38,885	38,694	38,885
			Member Units	(8)	12/19/2014	5,879				13,065	46,190
										51,759	85,075
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438				2,980	5,510

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.60% (5.25% Cash, 5.25% PIK)	9/30/2020	257	257	257

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							(L+9.50%, Floor 1.00%)
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	13,565	13,565	7,529
			Member Units		4/29/2016	3,681				3,681	-
										17,503	7,786
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.3%				3,877	6,554
			LP Interests (2717 HPP-MS, L.P.)	(31)	3/11/2022	49.3%				244	244
										4,121	6,798
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456				718	3,330

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		10.75% (Prime+6.75%, Floor 2.00%)	11/14/2023	2,450	2,441	2,450
			Member Units	(8)	11/14/2006	627				811	15,120
										3,252	17,570
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	10,437	10,328	10,421
			Preferred Equity	(8)	12/10/2021	3,150				3,150	5,880
										13,478	16,301
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%	3/28/2027	25,650	25,406	25,406
			Common Stock		3/28/2022	107,406				10,741	10,741
										36,147	36,147
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325				783	13,930

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	20,415	20,349	20,349
			Secured Debt		10/31/2018		9.00%	10/31/2048	3,897	3,860	3,860
			Member Units		10/31/2018	581				12,240	12,240
			Member Units	(8) (30)	10/31/2018	800				992	2,460
										37,441	38,909
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.13% (L+11.00%, Floor 1.00%)	7/28/2023	4,400	4,400	4,400
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	26,079	25,952	7,531
			Member Units		7/28/2017	743,921				16,642	-
										46,994	11,931
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%	3/31/2022	8,090	8,090	4,288
			Preferred Member Units		3/15/2019	66,000				4,400	-
			Preferred Member Units		9/1/2015	4,000				6,000	-
										18,490	4,288
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/26/2021	14.5%				11,250	10,787

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013					29,500	118,320

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity		5/2/2022	94,697				750	750

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		10.00%	1/31/2024	6,098	6,098	6,098
			Common Stock	(8)	8/18/2014	5,873				2,720	16,210
										8,818	22,308
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955				2,975	11,830

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%	12/31/2025	10,500	10,423	10,423
			Secured Debt		12/31/2020		12.00%	12/31/2025	11,452	11,373	11,373
			Preferred Member Units		12/31/2020	6,987				6,987	7,700
										28,783	29,496
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2025	12,265	12,094	8,262
			Preferred Member Units	(8)	2/28/2018	103,144,186				8,213	940
										20,307	9,202
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%	3/20/2023	2,080	2,080	2,080
			Member Units	(8)	12/22/2011	65,962				3,717	5,470
										5,797	7,550
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		7.63% (L+6.50%, Floor 1.00%)	1/31/2025	3,200	3,200	3,200
			Secured Debt		1/31/2017		12.00%	1/31/2025	18,440	18,408	18,440
			Preferred Member Units		1/31/2017	406				10,200	11,560
										31,808	33,200
OMi Topco, LLC		Manufacturer of Overhead Cranes
			Secured Debt		8/31/2021		12.00%	8/31/2026	16,750	16,610	16,750
			Preferred Member Units	(8)	4/1/2008	900				1,080	20,300
										17,690	37,050
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	7/30/2021		12.15% (L+11.00%, Floor 1.00%)	7/31/2026	23,975	23,779	23,779
			Preferred Stock	(8) (30)	7/30/2021	10,000				10,000	10,000
										33,779	33,779
Pearl Meyer Topco LLC		Provider of Executive Compensation Consulting Services
			Secured Debt		4/27/2020		12.00%	4/27/2025	28,681	28,506	28,681
			Member Units	(8)	4/27/2020	13,800				13,000	39,750
										41,506	68,431
PPL RVs, Inc.		Recreational Vehicle Dealer

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt	(9)	11/15/2016		7.97% (L+7.00%, Floor 0.50%)	11/15/2027	19,655	19,394	19,645
		Common Stock	(8)	6/10/2010	2,000				2,150	18,490
									21,544	38,135
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		2/1/2011		13.00%	11/15/2026	473	471	471
		Secured Debt		7/1/2011		13.00%	11/15/2026	5,924	5,820	5,820
		Preferred Member Units	(8)	2/1/2011	21,806				5,709	11,530
		Common Stock		1/27/2021	1,037				1,200	740
									13,200	18,561
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000				8,063	1,075

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(8) (30)	12/20/2013	1,500				369	3,380

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	36,135	35,774	35,774
		Preferred Equity		12/15/2021	11,070				11,070	15,740
									46,844	51,514
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt		8/31/2018		12.00%	8/31/2022	1,840	1,840	1,840
		Secured Debt		8/31/2018		12.00%	8/31/2023	15,200	15,185	15,185
		Preferred Member Units		8/31/2018	518				8,801	7,314
									25,826	24,339
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units		1/6/2011	460				1,290	5,145
		Preferred Stock		1/26/2022	248				718	1,794
									2,008	6,939
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt		5/31/2019		12.00%	5/31/2024	8,320	8,277	8,314
		Common Stock	(8)	5/31/2019	615				4,655	8,090
									12,932	16,404
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock	(8)	12/23/2011	3,000,000				3,000	3,000

VVS Holdco LLC	Omnichannel Retailer of Animal Health Products
		Secured Debt	(30)	12/1/2021		11.50%	12/1/2026	30,400	30,102	30,102
		Preferred Equity	(8) (30)	12/1/2021	11,840				11,840	12,080
									41,942	42,182
Ziegler’s NYPD, LLC	Casual Restaurant Group
		Secured Debt		6/1/2015		12.00%	10/1/2022	625	625	625
		Secured Debt		10/1/2008		6.50%	10/1/2022	1,000	1,000	1,000
		Secured Debt		10/1/2008		14.00%	10/1/2022	2,750	2,750	2,750
		Preferred Member Units		6/30/2015	10,072				2,834	1,680
		Warrants	(27)	7/1/2015	587		10/1/2025		600	-
									7,809	6,055
Subtotal Control Investments (82.5% of net assets at fair value)									$1,145,692	$1,538,158

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% PIK	6/25/2025	$10,621	$10,457	$10,090
			Common Stock		12/11/2020	593,928				3,148	800
			Warrants	(27)	12/11/2020	554,353		12/11/2025		-	740
										13,605	11,630
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	186				1,200	8,780

ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.92% (L+7.50%, Floor 1.00%)	9/1/2026	7,071	6,496	6,187
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,225	2,121	2,242
			Common Stock		9/1/2021	583				-	-
										8,617	8,429
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.06% (L+11.00%, Floor 1.00%)	4/8/2021	4,800	4,800	2,298
			Preferred Stock (non-voting)	(19)	12/17/2018		15.00% PIK			162	-
			Member Units		4/8/2016	800,000				800	-
										5,762	2,298
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000				2,256	4,510
										2,576	4,830
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9)	6/30/2015		10.37% (L+9.25%, Floor 1.00%)	6/30/2023	18,270	18,270	13,149
			Preferred Member Units	(19)	6/30/2015	6	6.00% PIK			4,770	-
										23,040	13,149
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	20,250	20,070	20,070
			Common Stock		12/17/2021	450,000				4,500	4,500
										24,570	24,570
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000				1,500	620

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	5,560	5,560	5,560
			Secured Debt		3/12/2020		8.00%	3/12/2025	19,274	19,160	19,274
			Preferred Member Units	(8)	3/12/2020	154				5,760	23,790
										30,480	48,624
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%				8,659	8,299

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	21,200	21,014	21,200
			Preferred Equity		11/19/2021	5,944				5,944	6,920
										26,958	28,120
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%				6,605	8,610
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%				2,097	2,734
										8,702	11,344
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000				2,000	350

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	11.1%				436	389

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(8) (31)	3/23/2015	9.3%				4,064	4,116
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%				7,250	6,795
										11,314	10,911
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%	3/31/2026	12,545	12,448	12,545
			Preferred Member Units	(8)	3/31/2021	226				4,900	6,990
										17,348	19,535
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (31)	8/9/2017	8.2%				2,833	4,331
			LP Interests (423 COR, LP)	(31)	6/2/2022	22.9%				1,400	1,400
										4,233	5,731
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.13% (L+6.00%, Floor 1.00%)	1/15/2026	2,585	2,585	2,585
			Secured Debt		12/2/2016		8.00%	1/15/2026	34,800	34,687	34,800
			Preferred Member Units	(8)	12/2/2016	226				2,850	20,030
			Preferred Member Units	(30)	12/2/2016	226				150	1,050

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										40,272	58,465
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%	10/2/2024	3,000	3,000	2,750
			Member Units	(8)	1/8/2003	322,297				2,352	2,520
										5,352	5,270
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015					19,000	12,949

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%	11/15/2026	4,600	4,561	4,561
			Secured Debt		9/1/2021		12.50%	11/15/2026	3,200	3,173	3,173
			Secured Debt		11/15/2021		12.50%	11/15/2026	28,944	28,769	28,769
			Common Stock		8/3/2021	179,778				1,798	1,798
										38,301	38,301
L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8) (19)	1/1/2019		14.00% PIK			115	115
			Member Units	(8)	12/23/2013	2,179,001				2,019	3,150
										2,134	3,265
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14) (19)	5/20/2014		12.00% PIK	12/31/2022	964	964	808
			Secured Debt	(14) (19)	3/21/2014		12.00% PIK	12/31/2022	983	983	825
			Secured Debt	(14) (19)	5/10/2013		12.00% PIK	12/31/2022	2,116	2,116	1,776
			Secured Debt	(14) (19)	4/18/2011		12.00% PIK	12/31/2022	4,415	4,415	3,704
			Unsecured Debt	(14) (19)	6/5/2017		10.00% PIK	12/31/2022	197	197	197
			Preferred Stock	(14) (19)	4/18/2011	912	7.00% PIK			1,981	-
			Common Stock		4/15/2021	635				830	-
			Warrants	(27)	4/18/2011	4,699		5/10/2023		1,089	-
										12,575	7,310
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.06% (L+11.00%, Floor 1.00%)	8/6/2026	5,600	5,553	5,553
			Preferred Stock		8/6/2021	1,056				1,056	1,056
										6,609	6,609
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17)	6/30/2015		12.00%	1/8/2018	30,369	29,865	-
			Preferred Member Units		1/8/2013	250				2,500	-
										32,365	-
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	64,361	64,285	64,361
			Preferred Member Units	(8)	8/31/2018	157				1,218	12,830
										65,503	77,191
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		12.00%	9/13/2023	4,640	4,596	4,640
			Common Stock		9/13/2018	70,000				700	1,640
			Warrants	(27)	9/13/2018	18,084		9/13/2028		181	440
										5,477	6,720
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	15,769	15,495	15,260
			Common Stock		8/20/2021	9,968				1,356	1,420
										16,851	16,680
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%	8/31/2025	21,500	21,355	21,355
			Preferred Member Units		8/31/2020	1,571				4,500	4,500
										25,855	25,855
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		11.83%	8/9/2026	11,761	11,643	11,643
			Preferred Stock	(8)	8/9/2021	1,280,000				6,400	6,400
										18,043	18,043
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	11.1%				2,567	3,865

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (19)	10/15/2018		9.07% (7.07% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	401	400	366
			Secured Debt	(9) (19)	8/27/2018		9.07% (7.07% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%)	8/20/2024	2,006	1,996	1,828
			Secured Convertible Debt	(19)	1/1/2021		15.00% PIK	2/20/2025	1,339	1,339	2,588
			Preferred Stock	(8) (19)	8/29/2019	1,133,102	20.00% PIK			1,938	2,833
			Preferred Stock	(19)	8/21/2018	1,521,122	20.00% PIK			2,188	1,891
			Preferred Stock	(19)	6/30/2017	2,281,682	19.00% PIK			3,667	-
			Preferred Stock	(19)	1/15/2015	4,336,866	13.50% PIK			7,924	-
			Common Stock		4/1/2020	945,507				-	-
										19,452	9,506
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(19) (30)	12/7/2016	716,949	14.00% PIK			1,032	-
			Member Units	(30)	12/7/2016	4,000,000				4,000	-
										5,032	-
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	17,084	17,084	17,084
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	409	409	409
			Preferred Member Units		1/26/2015	4,876,670				14,000	2,930
			Warrants	(27)	1/26/2015	1,831,355		1/26/2025		2,576	-
										34,069	20,423
Subtotal Affiliate Investments (27.8% of net assets at fair value)										$540,457	$518,061

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00% (L+8.50%, Floor 1.50%)	11/2/2025	$11,840	$11,750	$11,267
			Secured Debt	(9)	5/26/2021		14.00% (L+12.50%, Floor 1.50%)	11/2/2025	828	821	828
										12,571	12,095
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		10.56% (L+9.50%, Floor 1.00%)	10/26/2027	17,763	17,294	17,294

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt		3/11/2022		10.75%	3/11/2027	788	788	788
			Secured Debt	(9)	3/11/2022		8.72% (L+7.00%, Floor 1.00%)	3/11/2027	24,945	24,883	24,883
										25,671	25,671
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		7.20% (L+5.75%, Floor 1.00%)	3/19/2026	21,861	21,512	20,213

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		8.01% (L+6.00%, Floor 1.00%)	11/19/2026	6,650	6,579	6,324

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (39)	3/11/2022		7.75% (SOFR+6.75%, Floor 1.00%)	4/10/2026	15,682	15,428	15,428
			Secured Debt	(9) (39)	3/11/2022		9.75% (SOFR+8.75%, Floor 1.00%)	4/10/2026	15,707	15,451	15,451
										30,879	30,879
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	6/30/2022	2,980	2,980	171
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	14,370	13,706	826
										16,686	997
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		9.00% (L+7.00%, Floor 1.00%)	11/9/2026	2,807	2,684	2,557
			Secured Debt	(9)	11/9/2021		8.37% (L+7.00%, Floor 1.00%)	11/9/2026	30,178	29,649	27,492
			Common Equity		11/9/2021	234				234	14
										32,567	30,063
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23) (39)	12/21/2020		8.21% (SOFR+6.63%, Floor 1.00%)	12/21/2025	36,000	35,693	35,656

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (39)	1/18/2022		6.50%(SOFR+5.50%, Floor 1.00%)	1/18/2027	6,660	6,660	6,660
			Secured Debt	(9) (39)	1/18/2022		8.50%(SOFR+7.50%, Floor 1.00%)	1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000				720	720

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										14,040	14,040
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		8.82% (L+7.00%, Floor 1.00%)	12/15/2026	12,179	11,962	11,195
			Secured Debt	(9)	12/15/2021		9.06% (L+7.00%, Floor 1.00%)	12/15/2026	1,440	1,375	1,324
			Common Equity		12/15/2021	360				360	258
										13,697	12,777
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	194	194	194
			Preferred Member Units	(8) (19) (30)	11/12/2019	122,416	16.00% PIK			182	372
			Preferred Member Units	(8) (19) (30)	7/6/2018	1,548,387	8.00% PIK			2,105	4,475
										2,481	5,041
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (19) (39)	6/30/2022		8.53% (1.00% Cash, 7.53% PIK) (SOFR+7.25%, Floor 0.75%)	6/30/2028	26,811	26,199	26,199

Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9) (39)	3/10/2017		10.12% (SOFR+8.50%, Floor 1.00%)	6/10/2024	11,807	11,700	11,599
			Member Units		3/10/2017	1,050,000				1,050	560
										12,750	12,159
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,357	5,357	5,346
			Common Stock	(8)	10/1/2020	723,184				1	5,790
										5,358	11,136
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50% (Prime+9.25%, Floor 3.25%)	7/22/2019	7,817	7,817	4,201

Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	1.3%				2,000	2,139
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.6%				7,062	4,454
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.6%				4,350	4,394
										13,412	10,987
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.12% (L+5.00%, Floor 1.00%)	6/10/2026	929	898	913
			Secured Debt	(9)	6/14/2021		6.06% (L+5.00%, Floor 1.00%)	6/10/2028	19,983	19,680	19,626
										20,578	20,539
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (19) (34)	11/14/2017		9.49% Cash, 0.24% PIK	11/14/2023	28,502	28,399	27,923

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	1,788,527				1,789	1,789
			Preferred Equity		12/13/2021	596,176				-	-
										1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.86% (L+6.50%, Floor 1.00%)	6/4/2026	15,338	15,214	15,261

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (39)	5/18/2022		7.46% (SOFR+6.00%, Floor 1.00%)	5/18/2027	6,148	6,077	6,077

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	322,907				6,183	7,221

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (39)	2/7/2022		8.00% (SOFR+6.50%, Floor 1.00%)	2/7/2027	5,183	5,069	5,069
			Secured Debt	(9) (37)	2/7/2022		7.74%	2/7/2027	39,253	38,518	38,518
										43,587	43,587
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,734	2,734	17

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.87% (L+7.50%, Floor 1.00%)	8/6/2026	23,794	23,398	22,285

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	19,320

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt		12/26/2017		11.50%	6/22/2023	4,681	4,681	4,337
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	510
										5,155	4,847
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.00% (L+7.50%, Floor 1.50%)	4/13/2023	8,574	8,538	8,106
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,104	1,104
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	180
										10,418	9,390
Dynamic Communities, LLC	(10)	Developer of Business Events and

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Online Community Groups
			Secured Debt	(9)	7/17/2018		10.13% (L+8.50%, Floor 1.00%)	7/17/2023	5,611	5,581	5,048

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.58%, (L+7.00%, Floor 1.00%)	10/30/2025	33,302	32,810	31,614

Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (39)	2/10/2022		7.25% (SOFR+6.25%, Floor 0.75%)	2/10/2028	9,375	9,198	9,094

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%				3,591	2,188
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (31)	1/21/2015	0.4%				1,984	1,037
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				3,807	2,230
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,337	9,978
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%				5,358	1,583
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%				6,042	5,212
										29,119	22,228
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	5/23/2022		9.50% (Prime+5.50%, Floor 0.75%)	5/23/2027	851	801	801
			Secured Debt	(9)	5/23/2022		9.50% (Prime+5.50%, Floor 0.75%)	5/23/2028	16,379	16,061	16,061
										16,862	16,862
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		8.08% (L+6.00%, Floor 1.00%)	6/30/2027	6,858	6,792	6,018

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (30)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	3,692	3,659	3,520
			Secured Debt	(9) (30)	12/22/2021		7.75% (L+6.75%, Floor 1.00%)	12/22/2026	44,308	43,911	42,235
										47,570	45,755

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (39)	1/4/2021		9.60% (SOFR+7.50%, Floor 1.00%)	1/2/2026	6,185	6,069	6,069
			Secured Debt	(9) (39)	3/24/2022		8.50% (SOFR+7.50%, Floor 1.00%)	1/2/2026	245	245	245
										6,314	6,314
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%	6/28/2024	1,810	1,810	1,512
			Common Stock		6/30/2019	10,429				256	-
										2,066	1,512
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		6.61% (L+5.25%)	12/19/2025	20,604	20,521	20,088

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.81% (L+5.75%, Floor 1.00%)	10/2/2024	13,159	13,097	12,678

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.51% (L+7.50%, Floor 1.00%)	12/21/2023	3,437	3,414	3,056

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		8.17% (L+6.50%, Floor 1.00%)	4/30/2025	14,700	14,417	14,479

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		7.50% (L+6.00%, Floor 1.00%)	10/23/2026	25,418	25,418	24,609

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (39)	6/30/2021		9.25% (SOFR+8.25%, Floor 1.00%)	6/30/2026	7,088	6,972	6,550

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.96% (L+5.75%, Floor 1.00%)	7/30/2026	188	156	181
			Secured Debt	(9)	7/30/2021		6.99% (L+5.75%, Floor 1.00%)	7/30/2026	9,543	9,421	9,205
										9,577	9,386
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (19)	6/1/2017		9.01% (8.76% Cash, 0.25% PIK) (0.25% PIK + L+7.75%, Floor 1.00%)	4/30/2024	18,609	18,427	17,169

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19) (35)	8/20/2020		9.89% PIK	12/22/2022	6,658	6,658	6,658
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	18,428	17,664	17,121
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			3,235	2,874
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,558,333				1,558	-

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										29,115	26,653
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		8.38% (L+6.75%, Floor 1.00%)	8/13/2026	463	426	426
			Secured Debt	(9)	8/13/2021		7.81% (L+6.75%, Floor 1.00%)	8/13/2026	19,385	19,061	19,033
			Preferred Member Units	(8) (19) (30)	1/31/2018	144	10.00% PIK			125	159
			Preferred Member Units	(8) (19) (30)	5/17/2019	80	20.00% PIK			86	98
			Member Units	(30)	6/17/2016	900				900	690
										20,598	20,406
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		6.76% (L+5.75%, Floor 1.00%)	11/1/2026	8,637	8,465	8,331

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	938	938	938
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% PIK (L+8.00% PIK, Floor 1.75%)	8/7/2023	7,313	7,237	3,550
			Common Stock		12/7/2021	2,143				-	-
										8,175	4,488
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.36% (L+6.00%, Floor 1.00%)	7/19/2025	20,573	20,515	19,442

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.73% (L+6.50%, Floor 1.50%)	8/28/2025	311	306	306
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	16,889	16,765	16,244
										17,071	16,550
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		7.38% (L+5.75%, Floor 0.75%)	3/25/2027	7,219	7,041	6,822

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		7.34% (L+5.75%, Floor 1.00%)	6/14/2025	4,951	4,932	2,966

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		7.51% (L+6.50%, Floor 1.00%)	11/4/2024	2,090	2,090	1,993
			Preferred Equity	(8)	11/8/2021	2,826,667				110	610
										2,200	2,603
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.55% (L+6.00%, Floor 1.00%)	8/21/2024	4,034	3,997	2,626
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	1,768	1,768	1,768
			Common Stock		8/21/2019	472,579				4,429	-
										10,194	4,394
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.01% (L+6.00%, Floor 1.00%)	12/22/2026	37,421	36,598	36,366
			Common Equity		12/22/2021	1,684,211				1,684	1,760
										38,282	38,126

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.31% (L+7.25%, Floor 1.00%)	10/4/2026	7,543	7,413	6,941
			Secured Debt	(9)	10/4/2021		9.31% (L+7.25%, Floor 1.00%)	10/4/2026	1,086	1,034	1,034
										8,447	7,975
Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		7.13% (L+5.50%)	12/20/2024	11,356	11,298	11,271

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	11,383

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		6.63% (L+5.00%)	5/9/2026	14,550	14,404	14,186

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.3%				1,746	3,074

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (39)	5/2/2019		8.25% (SOFR+7.25%, Floor 1.00%)	9/25/2023	17,424	17,332	17,279
			Secured Debt	(9) (39)	5/12/2022		8.25% (SOFR+7.25%, Floor 1.00%)	9/25/2023	10,855	10,711	10,711
										28,043	27,990
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,455	4,371	4,130

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.81% (L+5.75%, Floor 1.00%)	12/22/2024	19,662	18,876	18,320

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3				125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		6.06% (L+5.25%, Floor 0.625%)	12/22/2025	16,993	16,919	16,314
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			1,962	1,785
										18,881	18,099
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.81% (L+7.25%, Floor 0.75%)	3/13/2026	2,556	2,509	2,388
			Secured Debt	(9)	3/15/2021		8.38% (L+7.25%, Floor 0.75%)	3/13/2026	15,503	15,267	14,489
										17,776	16,877
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.24% (L+6.00%, Floor 1.00%)	1/29/2027	7,916	7,813	7,712
			Secured Debt	(9) (36)	1/28/2021		7.52%	1/29/2027	6,168	6,112	6,008
										13,925	13,720
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (39)	4/4/2022		7.48% (SOFR+6.25%, Floor 1.00%)	4/3/2028	30,319	29,683	29,683

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.31% (L+6.25%, Floor 1.00%)	10/24/2024	17,300	17,125	16,759

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		8.51% (L+7.00%, Floor 1.00%)	5/24/2027	17,038	16,537	16,537

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		7.00% (L+5.50%, Floor 1.00%)	4/26/2024	3,904	3,884	2,194

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	31,425	30,934	30,743

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		10.31% (L+9.25%)	12/31/2023	24,781	24,727	23,486

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		6.86% (L+5.50%, Floor 1.00%)	11/12/2026	9,806	9,764	9,451

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.26% (7.26% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,478	4,478	4,322

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.87% (L+6.50%, Floor 1.00%)	5/7/2026	40,719	39,958	37,228

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%	11/15/2026	4,526	4,526	76

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	13,965	13,837	13,267

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (39)	1/19/2022		6.75% (SOFR+5.75%, Floor 1.00%)	1/19/2027	18,881	18,165	18,165

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9)	7/6/2020		7.76% (L+6.75%, Floor 1.00%)	7/6/2026	29,588	29,068	28,143

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (39)	4/8/2021		8.10% (SOFR+6.75%, Floor 1.00%)	4/8/2026	13,369	13,208	11,882

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	20,071	19,793	18,606

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779				46	23
			Warrants	(26)	11/12/2015	187,161		10/20/2025		425	-
										471	23
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	2,800	2,740	2,559
			Secured Debt	(9)	8/27/2021		7.01% (L+6.00%, Floor 1.00%)	8/27/2026	1,929	1,885	1,772
										4,625	4,331
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	20,486	20,321	19,711

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.31% (L+6.25%, Floor 1.00%)	11/16/2024	14,190	13,994	12,255

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.01% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,249	4,920
			Secured Debt	(9)	9/30/2021		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,499	7,355
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		7.13% (L+5.75%, Floor 0.75%)	4/26/2028	11,343	11,247	10,729

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.58% (L+6.00%, Floor 1.00%)	10/29/2026	8,508	8,352	8,352
			Common Equity		10/29/2021	95,238				200	200
										8,552	8,552
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.51% (L+6.25%, Floor 1.00%)	12/13/2026	41,463	40,644	40,644
			Common Equity		12/10/2021	863,636				864	919
										41,508	41,563
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		9.34% (L+7.00%, Floor 1.00%)	9/12/2024	14,928	14,872	13,911

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		7.14% (L+5.50%, Floor 0.75%)	10/1/2028	7,662	7,592	7,125

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.01% (L+8.00%, Floor 1.00%)	6/25/2026	10,588	10,406	9,090

Tacala Investment Corp.	(33)	Quick Service Restaurant Group
			Secured Debt	(9)	3/19/2021		4.86% (L+3.75%, Floor 0.75%)	2/5/2027	1,984	1,984	1,861

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		6.33% (L+5.00%, Floor 1.00%)	12/18/2027	15,040	14,738	14,513

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000				2,000	5,630

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(30)	7/7/2021	1,000,000				1,000	1,320

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (19) (39)	5/17/2017		9.25% (2.00% Cash, 7.25% PIK) (SOFR+1.00%, Floor 1.00%, 7.25% PIK)	5/2/2026	17,690	17,612	7,518

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.81% (L+5.75%, Floor 1.00%)	9/8/2026	37,002	36,318	35,439

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		7.24% (L+6.00%, Floor 1.00%)	11/3/2027	17,730	16,675	16,213

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		7.36% (L+6.00%)	10/1/2026	16,141	15,986	13,074

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	2,350

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.26% (L+7.25%, Floor 1.00%)	11/30/2026	25,637	25,183	24,989
			Common Equity	(8)	11/30/2021	1,038,462				1,038	2,240
										26,221	27,229
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9) (39)	8/17/2021		6.90% (SOFR+5.75%, Floor 1.00%)	8/12/2028	14,813	14,419	12,072

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	4,290	4,213	3,960
			Common Stock		7/19/2021	400,000				400	400
										4,613	4,360
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.01% (L+6.00%, Floor 1.00%)	12/17/2026	29,030	28,547	28,547

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate (39)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (39)	3/1/2022		6.75% (SOFR+6.0%, Floor 0.75%)	3/1/2028	10,848	10,622	10,622
			Common Stock		3/1/2022	1,522,200				1,541	1,541
										12,163	12,163
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	10,000	9,766	9,442

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	38,407	37,354	36,712

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.54% (L+5.50%, Floor 1.00%)	8/9/2024	12,846	12,793	12,397

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		8.26%(L+7.25%, Floor 1.00%)	3/1/2024	17,600	17,266	17,266
			Secured Debt	(9) (38)	2/11/2022		8.72%	3/1/2024	4,017	3,979	3,979
										21,245	21,245
Subtotal Non-Control/Non-Affiliate Investments (89.1% of net assets at fair value)										$1,737,243	$1,661,551
Total Portfolio Investments, June 30, 2022 (199.3% of net assets at fair value)										$3,423,392	$3,717,770

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
(5)

Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets every one, three, or six months at the borrower’s option. As noted in this schedule, 69% of the loans (based on the par amount) contain LIBOR or Term SOFR ("SOFR") floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.04%.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

(10)	Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)	Non-accrual and non-income producing investment.
(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)	External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)

In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $18.4 million Canadian Dollars and receive $14.5 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized appreciation on the forward foreign currency contract was not significant as of June 30, 2022.

(23)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)	Investment date represents the date of initial investment in the security position.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(29)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(30)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)

Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

(33)	Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(34)

The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

(35)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.50% PIK or Prime+5.50% PIK. Revolving facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.

(36)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.00% (Floor 1.00%) or Prime+5.00%. Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.

(37)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.50% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.

(38)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.

(39)

SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.

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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	21,681	21,234	21,234

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	14,640

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt	(19)	12/26/2017		12.50% (11.50% Cash, 1.00% PIK)	6/22/2023	4,685	4,685	4,227
			Warrants	(29)	4/15/2014	915,734		12/23/2023		474	160
										5,159	4,387
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,324	9,259	8,884
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,051	1,051
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	320
										11,086	10,255
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,681	5,638	5,569

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.00%, (L+7.00%, Floor 1.00%)	10/30/2025	31,810	31,238	31,810

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%				3,745	1,599
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%				2,097	777
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%				4,047	2,284
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%				8,443	8,276
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%				6,582	2,796
			LP Interests (EnCap Flatrock	(8) (31)	3/27/2015	0.2%				6,082	5,064

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Midstream Fund III, L.P.)
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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	3,449	3,419	3,059

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50% (L+6.50%, Floor 1.00%)	4/30/2025	14,813	14,477	14,887

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		7.00% (L+6.00%, Floor 1.00%)	10/23/2026	25,546	25,546	25,546

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,088	6,957	7,028

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	9,591	9,419	9,419

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	18,702	18,471	17,743

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(36)	8/20/2020		7.20%	12/22/2022	6,563	6,563	6,563
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	17,891	16,861	16,861
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			3,235	4,329
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,558,333				1,558	-
										28,217	27,753
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	19,897	19,490	19,490
			Preferred Member Units	(8) (19) (30)	1/31/2018	144	10.00% PIK			120	164
			Preferred Member Units	(8) (19) (30)	5/17/2019	80	20.00% PIK			81	99
			Member Units	(30)	6/17/2016	900				900	730
										20,591	20,483
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00% (L+6.00%, Floor 1.00%)	11/1/2026	8,680	8,487	8,487

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	525	525	525
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK +	8/7/2023	7,313	7,237	5,233

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
							L+7.00%, Floor 1.75%)
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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Digital Programming Provider
			Member Units		11/12/2015	2,779				46	26
			Warrants	(26)	11/12/2015	187,161		10/20/2025		425	-
										471	26
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	2,800	2,704	2,704

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00% (L+7.75%, Floor 1.25%)	9/1/2025	18,191	17,997	18,191

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25% (L+6.25%, Floor 1.00%)	11/16/2024	11,145	10,902	10,902

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,247	4,063
			Secured Debt	(9)	9/30/2021		6.00% (L+5.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,497	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25% (L+5.50%, Floor 0.75%)	4/26/2028	11,400	11,295	11,386

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00% (L+6.00%, Floor 1.00%)	10/29/2026	6,282	6,134	6,145
			Common Equity		10/29/2021	95,238				200	200
										6,334	6,345
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25% (L+6.25%, Floor 1.00%)	12/13/2026	50,704	49,589	49,589
			Common Equity		12/10/2021	863,636				864	864
										50,453	50,453
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		8.00% (L+7.00%, Floor 1.00%)	9/12/2024	16,116	16,039	15,620

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		6.25% (L+5.50%, Floor 0.75%)	10/1/2028	7,700	7,625	7,700

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	10,969	10,753	10,826

Tacala Investment Corp.	(34)	Quick Service Restaurant Group

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

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
(5)

Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets every one, three, or six months at the borrower’s option. As noted in this schedule, 67% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of 1.06%.

(10)	Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
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

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

(16)	External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
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

(23)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)	Investment date represents the date of initial investment in the security position.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Warrants are presented in equivalent shares with a strike price of $0.001 per share.
(29)	Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(30)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)

Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

(33)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.96% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(34)	Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(35)

The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

(36)

As of December 31, 2021, borrowings under the loan facility bear interest at LIBOR+6.00% or Prime+5.00%. Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.

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

MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries or their portfolio companies (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.

MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

MSCC has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds and the Taxable Subsidiaries.

2.           Basis of Presentation

Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and financial position as of June 30, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all intercompany transactions between Main Street and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Principles of Consolidation

Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC’s consolidated financial statements include the financial position and operating results for the Funds and the Taxable Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss)”, in both cases on the Consolidated Statements of Operations.

Portfolio Investment Classification

Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, Main Street has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the External Investment Manager.

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

Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies and that can be more liquid than the debt securities issued by LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Private Loan portfolio investments or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market, while Middle Market and short-term portfolio investments generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street’s Investment Portfolio.

For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Middle Market and short-term portfolio investments, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 36 LMM portfolio companies for the six months ended June 30, 2022, representing 54% of the total LMM portfolio at fair value as of June 30, 2022, and on a total of 31 LMM portfolio companies for the six months ended June 30, 2021, representing 52% of the total LMM portfolio at fair value as of June 30, 2021. Excluding its investments in LMM portfolio companies that, as of June 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the six months ended June 30, 2022 and 2021 was 61% and 55% of the total LMM portfolio at fair value as of June 30, 2022 and 2021, respectively.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 29 Private Loan portfolio companies for the six months ended June 30, 2022, representing 44% of the total Private Loan portfolio at fair value as of June 30, 2022, and on a total of 26 Private Loan portfolio companies for the six months ended June 30, 2021, representing 45% of the total Private Loan portfolio at fair value as of June 30, 2021. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the six months ended June 30, 2022 and 2021 was 67% and 60% of the total Private Loan portfolio at fair value as of June 30, 2022 and 2021, respectively.

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (92% and 93% as of June 30, 2022 and December 31, 2021, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) have received an assurance certification from independent financial services firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

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

For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.9% and 4.7% of Main Street’s Investment Portfolio at fair value as of June 30, 2022 and December 31, 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

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

Main Street uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM, Private Loan and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM, Private Loan and Middle Market portfolio company.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street adopted the Valuation Procedures effective April 1, 2021. Main Street believes its Investment Portfolio as of June 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

2.          Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to valuation policies and procedures approved and overseen by Main Street’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

Macroeconomic factors, including the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions and rising interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of Main Street’s Investment Portfolio has and may continue to experience increased volatility.

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At June 30, 2022, cash balances totaling $40.9 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.            Interest, Dividend and Fee Income

Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with Main Street’s valuation policies, Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service its debt obligation, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status.

As of June 30, 2022, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.2% of its cost. As of December 31, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.

Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. —Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2022 and 2021, (i) 1.7% and 3.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2022 and 2021, (i) 1.4% and 3.6%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.6% and 0.7%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.

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

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$63,984	$45,944	$123,426	$89,416
Dividend income	17,913	18,619	34,535	36,316
Fee income	3,303	2,731	6,635	4,370
Total interest, fee and dividend income	$85,200	$67,294	$164,596	$130,102

5.           Deferred Financing Costs

Deferred financing costs include commitment fees and other direct costs related to Main Street’s multi-year revolving credit facility (the “Credit Facility”) and its unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E—Debt. Deferred financing costs in connection with the Credit Facility are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the principal amount outstanding.

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

To maintain RIC tax treatment (as discussed in Note B.9.—Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2022 and 2021, 2.0% and 2.4%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2022 and 2021, 2.0% and 2.4%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

9.            Income Taxes

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The

Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.

The External Investment Manager is an indirect wholly-owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at corporate income tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.

The Taxable Subsidiaries and the External Investment Manager use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Main Street’s net assets as included on the Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

13.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS—PORTFOLIO COMPOSITION

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

As of June 30, 2022 and December 31, 2021, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of June 30, 2022. As of December 31, 2021, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2021.

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

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Private Loan and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1.—Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2022 and December 31, 2021:

	Fair Value as of
	June 30,
Type of	2022		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$1,107,893	Discounted cash flow	WACC	9.5% - 22.1%	14.6%	15.6%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 8.3x(2)	6.6x	6.0x
Debt investments	$2,282,777	Discounted cash flow	Risk adjusted discount factor	6.8% - 15.0%(2)	10.4%	10.6%
			Expected principal recovery percentage	0.0% - 200.0%	99.4%	100.0%
Debt investments	$325,239	Market approach	Third‑party quote	5.75 - 99.8	92.0	94.5
Total Level 3 investments	$3,715,909
(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.7x and the range for risk adjusted discount factor is 5.0% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$1,050,269	Discounted cash flow	WACC	9.1% - 20.6%	13.8%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.8x - 7.7x(2)	6.6x	5.9x
Debt investments	$2,158,424	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$351,144	Market approach	Third‑party quote	3.0 - 100.5	94.4	99.0
Total Level 3 investments	$3,559,837
(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 11.0x and the range for risk adjusted discount factor is 4.2% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six-month periods ended June 30, 2022 and 2021 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2021	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2022
Debt	$2,509,568	$—	$(351,315)	$508,045	$3,656	$(60,605)	$(1,333)	$2,608,016
Equity	1,043,709	—	(27,338)	34,765	(1,977)	51,451	1,333	1,101,943
Equity Warrant	6,560	—	—	—	—	(610)	—	5,950
	$3,559,837	$—	$(378,653)	$542,810	$1,679	$(9,764)	$—	$3,715,909
(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$1,807,134	$—	$(282,896)	$457,028	$9,781	$11,278	$(3,485)	$1,998,840
Equity	866,734	—	(49,565)	20,584	5,177	57,120	5,515	905,565
Equity Warrant	10,998	—	—	—	1,128	484	(2,030)	10,580
	$2,684,866	$—	$(332,461)	$477,612	$16,086	$68,882	$—	$2,914,985
(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

At June 30, 2022 and December 31, 2021, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At June 30, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,816,255	$—	$—	$1,816,255
Private Loan portfolio investments	1,309,020	—	—	1,309,020
Middle Market portfolio investments	363,468	—	—	363,468
Other Portfolio investments	108,846	—	—	108,846
External Investment Manager	118,320	—	—	118,320
Short-term portfolio investments	1,861	—	1,861	—
Total investments	$3,717,770	$—	$1,861	$3,715,909

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$1,716,415	$—	$—	$1,716,415
Private Loan portfolio investments	1,141,772	—	—	1,141,772
Middle Market portfolio investments	395,167	—	—	395,167
Other Portfolio investments	166,083	—	—	166,083
External Investment Manager	140,400	—	—	140,400
Short-term portfolio investments	1,994	—	1,994	—
Total investments	$3,561,831	$—	$1,994	$3,559,837

Investment Portfolio Composition

Main Street’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Main Street seeks to achieve its investment objective through its LMM, Private Loan and Middle Market investment strategies.

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

Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended June 30, 2022 and 2021 are net of expenses allocated to the External Investment Manager of $3.5 million and $2.6 million, respectively, and for the six months ended June 30, 2022 and 2021 of $6.3 million and $5.0 million, respectively.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2022 and 2021, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, which are discussed further below):

	As of June 30, 2022
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	75	82	34
Fair value	$1,816.3	$1,309.0	$363.5
Cost	$1,508.9	$1,347.9	$419.0
Debt investments as a % of portfolio (at cost)	71.9%	96.1%	92.9%
Equity investments as a % of portfolio (at cost)	28.1%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	99.0%	99.4%	99.2%
Weighted-average annual effective yield (b)	11.2%	8.5%	8.0%
Average EBITDA (c)	$7.5	$41.2	$71.4

(a)	At June 30, 2022, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of June 30, 2022 including debt investments on non-accrual status was 10.5% for its LMM portfolio, 8.3% for its Private Loan portfolio and 7.6% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for its LMM portfolio, 8.0% for its Private Loan portfolio and 6.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended June 30, 2022 and 2021, Main Street achieved an annualized total return on investments of 6.5% and 19.7%, respectively. For the six months ended June 30, 2022 and 2021, Main Street achieved an annualized total return on investments of 9.2% and 16.0%, respectively. For the year ended December 31, 2021, Main Street achieved an annualized total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.

As of June 30, 2022, Main Street had Other Portfolio investments in 14 companies, collectively totaling $108.8 million in fair value and $116.1 million in cost basis and which comprised 2.9% and 3.4% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, Main Street had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of Main Street’s Investment Portfolio at fair value and cost, respectively.

As of June 30, 2022, Main Street had one short-term portfolio investment, which was a secured debt investment that had $1.9 million in fair value and $2.0 million in cost basis and which comprised 0.1% of Main Street’s Investment Portfolio at both fair value and cost. As of December 31, 2021, Main Street had one short-term portfolio investment, which was a secured debt investment that had $2.0 million in both fair value and cost basis and which comprised 0.1% of Main Street’s Investment Portfolio at both fair value and cost.

As discussed further in Note A.1—Organization and Basis of Presentation—Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2022, this investment had a fair value of $118.3 million and a cost basis of $29.5 million, which comprised 3.2% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle

Market portfolio investments, as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	June 30, 2022	December 31, 2021
First lien debt	83.9%	82.5%
Equity	15.2%	16.2%
Second lien debt	0.3%	0.6%
Equity warrants	0.2%	0.3%
Other	0.4%	0.4%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
First lien debt	74.0%	74.3%
Equity	25.1%	24.6%
Second lien debt	0.3%	0.5%
Equity warrants	0.2%	0.2%
Other	0.4%	0.4%
	100.0%	100.0%

The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2022	December 31, 2021
West	28.0%	28.3%
Northeast	21.1%	22.6%
Southwest	20.2%	21.6%
Midwest	15.5%	15.1%
Southeast	14.0%	11.6%
Canada	0.7%	0.8%
Other Non-United States	0.5%	—%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
West	28.4%	28.5%
Southwest	21.4%	23.0%
Northeast	20.9%	21.9%
Midwest	15.9%	15.8%
Southeast	12.3%	10.0%
Canada	0.6%	0.8%
Other Non-United States	0.5%	—%
	100.0%	100.0%

Main Street’s LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and

Middle Market portfolio investments by industry at cost and fair value as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2022	December 31, 2021
Internet Software & Services	8.3%	7.2%
Machinery	7.6%	7.3%
Construction & Engineering	7.2%	7.8%
Commercial Services & Supplies	5.6%	5.9%
Diversified Consumer Services	5.2%	3.4%
Distributors	4.5%	4.7%
Leisure Equipment & Products	4.4%	4.1%
Health Care Providers & Services	4.2%	3.9%
Professional Services	4.1%	4.6%
Energy Equipment & Services	3.6%	4.0%
Specialty Retail	3.5%	3.5%
IT Services	3.5%	3.5%
Aerospace & Defense	2.6%	1.9%
Media	2.5%	1.8%
Building Products	2.2%	2.3%
Containers & Packaging	2.1%	2.3%
Textiles, Apparel & Luxury Goods	2.1%	2.2%
Communications Equipment	2.0%	2.3%
Diversified Financial Services	1.9%	2.1%
Tobacco	1.9%	2.1%
Diversified Telecommunication Services	1.8%	2.6%
Food Products	1.7%	2.0%
Software	1.7%	1.8%
Oil, Gas & Consumable Fuels	1.5%	1.8%
Internet & Catalog Retail	1.4%	1.6%
Health Care Equipment & Supplies	1.4%	0.3%
Food & Staples Retailing	1.3%	0.8%
Chemicals	1.3%	1.7%
Electronic Equipment, Instruments & Components	1.3%	1.4%
Hotels, Restaurants & Leisure	1.2%	1.4%
Computers & Peripherals	1.2%	1.3%
Electrical Equipment	1.0%	0.7%
Pharmaceuticals	1.0%	0.1%
Household Durables	0.9%	1.0%
Life Sciences Tools & Services	—%	1.4%
Other (1)	2.3%	3.2%
	100.0%	100.0%
(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	June 30, 2022	December 31, 2021
Machinery	8.7%	8.5%
Diversified Consumer Services	7.4%	5.9%
Internet Software & Services	7.2%	6.4%
Construction & Engineering	6.8%	7.7%
Commercial Services & Supplies	5.1%	5.5%
Distributors	4.7%	4.7%
Specialty Retail	4.1%	4.1%
Leisure Equipment & Products	4.1%	4.0%
Professional Services	3.9%	3.9%
Health Care Providers & Services	3.9%	3.6%
IT Services	3.3%	3.3%
Media	3.1%	2.2%
Aerospace & Defense	2.4%	1.7%
Energy Equipment & Services	2.3%	2.8%
Containers & Packaging	2.3%	2.5%
Tobacco	2.2%	2.2%
Diversified Financial Services	2.1%	2.3%
Textiles, Apparel & Luxury Goods	2.1%	2.1%
Building Products	2.0%	2.2%
Software	2.0%	2.0%
Computers & Peripherals	1.9%	2.2%
Food Products	1.7%	1.9%
Diversified Telecommunication Services	1.6%	2.5%
Internet & Catalog Retail	1.5%	1.5%
Oil, Gas & Consumable Fuels	1.3%	1.4%
Food & Staples Retailing	1.2%	0.8%
Chemicals	1.2%	1.6%
Health Care Equipment & Supplies	1.2%	0.1%
Communications Equipment	1.1%	1.5%
Construction Materials	1.1%	1.1%
Electrical Equipment	1.0%	0.8%
Hotels, Restaurants & Leisure	0.9%	1.0%
Life Sciences Tools & Services	—%	1.3%
Other (1)	4.6%	4.7%
	100.0%	100.0%
(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

At June 30, 2022 and December 31, 2021, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A–Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-

09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of June 30, 2022 and December 31, 2021, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.

NOTE D—EXTERNAL INVESTMENT MANAGER

As discussed further in Note A.1—Organization and Basis of Presentation—Organization and Note C—Fair Value Hierarchy for Investments—Portfolio Composition—Investment Portfolio Composition, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.

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

As described more fully in Note L – Related Party Transactions, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”). The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

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

During the three months ended June 30, 2022 and 2021, the External Investment Manager earned $5.4 million and $4.2 million, respectively, in base management fee income. During the three months ended June 30, 2022, the External Investment Manager earned $0.1 million in incentive fee income. No incentive fee income was earned in the three months ended June 30, 2021. During the three months ended June 30, 2022, the External Investment Manager earned $0.2 million in administrative services fee income. No administrative services fee income was earned in the three months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, the External Investment Manager earned $10.9 million and $8.1 million, respectively, in base management fee income. During the six months ended June 30, 2022, the External Investment Manager earned $0.2 million in incentive fee income. No incentive fee income was earned in the six months ended June 30, 2021. During the six months ended June 30, 2022, the External Investment Manager earned $0.3 million in administrative services fee income. No administrative services fee income was earned in the six months ended June 30, 2021.

Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s Consolidated Statements of Operations in “Net Unrealized Appreciation (Depreciation)—Control investments.”

The External Investment Manager is an indirect wholly-owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for financial reporting purposes the External Investment Manager is treated as if it is taxed at corporate income tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. Main Street owns the External Investment Manager through the Taxable Subsidiary to allow MSCC to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. As a result of the above described financial reporting and tax treatment, the External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.

Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. For the three months ended June 30, 2022 and 2021, Main Street allocated $3.5 million and $2.6 million of total expenses, respectively, to the External Investment Manager. For the six months ended June 30, 2022 and 2021, Main Street allocated $6.3 million and $5.0 million of total expenses, respectively, to the External Investment Manager. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2022 and 2021, the total contribution to Main Street’s net investment income was $5.2 million and $3.8 million, respectively. For the six months ended June 30, 2022 and 2021, the total contribution to Main Street’s net investment income was $10.3 million and $7.4 million, respectively.

Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 is as follows:

	As of	As of
	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Cash	$381	$—
Accounts receivable - advisory clients	5,878	5,595
Intangible Asset	29,500	29,500
Total assets	$35,759	$35,095

Accounts payable to MSCC and its subsidiaries	$4,549	$3,288
Dividend payable to MSCC and its subsidiaries	1,710	2,307
Equity	29,500	29,500
Total liabilities and equity	$35,759	$35,095

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Management fee income	$5,421	$4,212	$10,865	$8,115
Incentive fees	90	-	227	-
Administrative services fees	153	-	304	-
Total revenues	5,664	4,212	11,396	8,115
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(2,653)	(2,073)	(4,913)	(4,116)
Other G&A expenses	(809)	(499)	(1,366)	(836)
Total allocated expenses	(3,462)	(2,572)	(6,279)	(4,952)
Pre-tax income	2,202	1,640	5,117	3,163
Tax expense	(492)	(370)	(1,134)	(714)
Net income	$1,710	$1,270	$3,983	$2,449

NOTE E—DEBT

Summary of debt as of June 30, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (2)	Recorded Value	Estimated Fair Value (1)

	(in thousands)
Credit Facility	$380,000	$—	$380,000	$380,000
3.00% Notes due 2026	500,000	(2,128)	497,872	437,595
5.20% Notes due 2024	450,000	999	450,999	448,637
SBIC Debentures	350,000	(6,677)	343,323	304,805
4.50% Notes due 2022	185,000	(253)	184,747	185,250
Total Debt	$1,865,000	$(8,059)	$1,856,941	$1,756,287

(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)	The unamortized debt issuance costs for the Credit Facility are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the 3.00% Notes due 2026, 5.20% Notes due 2024, 4.50% Notes due 2022 and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.

Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (2)	Recorded Value	Estimated Fair Value (1)

	(in thousands)
Credit Facility	$320,000	$—	$320,000	$320,000
3.00% Notes due 2026	500,000	(2,391)	497,609	502,285
5.20% Notes due 2024	450,000	1,272	451,272	480,767
SBIC Debentures	350,000	(7,269)	342,731	328,206
4.50% Notes due 2022	185,000	(556)	184,444	190,043
Total Debt	$1,805,000	$(8,944)	$1,796,056	$1,821,301
(1)	Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)	The unamortized debt issuance costs for the Credit Facility are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the 3.00% Notes due 2026, 5.20% Notes due 2024, 4.50% Notes due 2022 and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.

Summarized interest expense for the three and six months ended June 30, 2022 and 2021is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Credit Facility	$2,640	$1,408	$4,698	$2,374
3.00% Notes due 2026	3,882	2,489	7,763	4,638
5.20% Notes due 2024	5,713	5,713	11,428	11,430
SBIC Debentures	2,827	2,557	5,627	5,298
4.50% Notes due 2022	2,233	2,233	4,466	4,466
Total Interest Expense	$17,295	$14,400	$33,982	$28,206

SBIC Debentures

Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million at both June 30, 2022 and December 31, 2021. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% as of June 30, 2022 and December 31, 2021. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of June 30, 2022 was 5.6 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

As of June 30, 2022, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.7 million that was net of unamortized debt issuance costs of $3.3 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.6 million that was net of unamortized debt issuance costs of $3.4 million.

Credit Facility

Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of June 30, 2022, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.2 billion.

As of June 30, 2022, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate plus (i) 1.875% (or the applicable Prime Rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of June 30, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.

As of June 30, 2022, the interest rate on the Credit Facility was 2.9%. The average interest rate for borrowings under the Credit Facility was 2.7% and 2.0% for the three months ended June 30, 2022 and 2021, respectively, and 2.3% and 2.0% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, Main Street was in compliance with all financial covenants of the Credit Facility.

4.50% Notes due 2022

In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. The total net proceeds from the 4.50% Notes, resulting from the issue price and after underwriting discounts and estimated offering expenses payable, were $182.2 million. Main Street may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2022, Main Street was in compliance with these covenants.

5.20% Notes due 2024

In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million aggregate principal amount of the 5.20% Notes at an issue price of 105.0% and, in July 2020, Main Street issued an additional $125.0 million aggregate principal amount at an issue price of 102.674%. The 5.20%

Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The 5.20% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. The total net proceeds from the 5.20% Notes, resulting from the issue price and after net issue price premiums and estimated offering expenses payable, were $451.4 million. Main Street may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2022, Main Street was in compliance with these covenants.

3.00% Notes due 2026

In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. Subsequently, in October 2021, Main Street issued an additional $200.0 million aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness; senior to any of its future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of its existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under its Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. The total net proceeds from the 3.00% Notes, resulting from the issue price and after net issue price premiums and estimated offering expenses payable, were $498.3 million. Main Street may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of June 30, 2022, Main Street was in compliance with these covenants.

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2022	2021
NAV at the beginning of the period	$25.29	$22.35
Net investment income(1)	1.47	1.20
Net realized gain (loss)(1)(2)	(0.02)	0.03
Net unrealized appreciation (depreciation)(1)(2)	(0.14)	1.15
Income tax benefit (provision)(1)(2)	(0.21)	(0.15)
Net increase in net assets resulting from operations(1)	1.10	2.23
Dividends paid from net investment income	(1.44)	(1.23)
Distributions from capital gains	—	—
Dividends paid	(1.44)	(1.23)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.48	0.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.04
Other(3)	(0.11)	(0.04)
NAV at the end of the period	$25.37	$23.42
Market value at the end of the period	$38.53	$41.09
Shares outstanding at the end of the period	73,517,558	68,531,789
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
NAV at end of period	$1,865,163	$1,604,841
Average NAV	$1,842,554	$1,553,257
Average outstanding debt	$1,793,857	$1,311,114
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	3.97%	3.76%
Ratio of operating expenses to average NAV (2)(3)	3.13%	3.09%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.28%	1.27%
Ratio of net investment income to average NAV (2)	5.80%	5.29%
Portfolio turnover ratio (2)	10.48%	11.86%
Total investment return (2)(4)	(10.96)%	31.59%
Total return based on change in NAV (2)(5)	4.47%	10.06%
(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $6.3 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively.

(4)	Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)	Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.215 per share, totaling $47.1 million, or $0.645 per share, for the three months ended June 30, 2022, and $93.1 million, or $1.29 per share, for the six months ended June 30, 2022 compared to aggregate regular monthly dividends of $42.0 million, or $0.615 per share, for the three months ended June 30, 2021, and $83.9 million, or $1.23 per share, for the six months ended June 30, 2021. Main Street also paid a supplemental dividend of $5.5 million, or $0.075 per share, during the three months ended June 30, 2022, and $10.9 million, or $0.15 per share, during the six months ended June 30, 2022. Main Street did not pay a supplemental dividend during the three or six months ended June 30, 2021.

MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021

	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$79,953	$152,451
Book-tax difference from share-based compensation expense	(6,906)	(6,967)
Net unrealized (appreciation) depreciation	9,841	(78,440)
Income tax provision (benefit)	15,417	10,407
Pre-tax book (income) loss not consolidated for tax purposes	(9,249)	(17,971)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	13,568	7,780
Estimated taxable income (1)	102,624	67,260
Taxable income earned in prior year and carried forward for distribution in current year	50,834	24,350
Taxable income earned prior to period end and carried forward for distribution next period	(64,509)	(21,626)
Dividend payable as of period end and paid in the following period	15,673	14,049
Total distributions accrued or paid to common stockholders	$104,622	$84,033
(1)	Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries primarily hold certain portfolio investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statement of Operations. Main Street’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax expense (benefit):
Federal	$64	$97	$115	$141
State	71	359	614	655
Excise	674	200	1,389	493
Total current tax expense (benefit)	809	656	2,118	1,289
Deferred tax expense (benefit):
Federal	7,166	7,101	9,973	7,295
State	2,345	1,969	3,326	1,823
Total deferred tax expense (benefit)	9,511	9,070	13,299	9,118

Total income tax provision (benefit)	$10,320	$9,726	$15,417	$10,407

The net deferred tax liability at June 30, 2022 and December 31, 2021 was $43.0 million and $29.7 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward.

NOTE H—COMMON STOCK

Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2022, Main Street sold 2,159,117 shares of its common stock at a weighted-average price of $41.71 per share and raised $90.1 million of gross proceeds under the ATM Program. Net proceeds were $88.9 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2022, sales transactions representing 61,757 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statement of Operations and in the shares used to calculate the net asset value per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of June 30, 2022, 13,710,949 shares remained available for sale under the ATM Program.

During the year ended December 31, 2021, Main Street sold 2,332,795 shares of its common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statement of Operations and in the shares used to calculate the net asset value per share.

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

Summarized DRIP information for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021

	($ in millions)
DRIP participation	$9.8	$7.5
Shares issued for DRIP	246,199	198,283

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

Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2022.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted during:
Six months ended June 30, 2022	—
Restricted stock available for issuance as of June 30, 2022	5,000,000

As of June 30, 2022, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Six months ended June 30, 2022	(4,590)
Restricted stock available for issuance as of June 30, 2022	295,410

For the three months ended June 30, 2022 and 2021, Main Street recognized total share-based compensation expense of $3.6 million and $2.8, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2022 and 2021, Main Street recognized total share-based compensation expense of $6.4 million and $5.1, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

As of June 30, 2022, there was $28.0 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.6 years as of June 30, 2022.

NOTE K—COMMITMENTS AND CONTINGENCIES

At June 30, 2022, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
$3,300

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$4,871
Freeport Financial SBIC Fund LP	2,868
$7,739

Harris Preston Fund Investments
HPEP 4, L.P.	$10,000
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 HPP-MS, LP	56
$12,211

MS Private Loan Fund I, LP	$3,750

UnionRock Energy Fund II, LP	$3,624

Total Equity Commitments (1)(2)	$30,624

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Xenon Arc, Inc.	$32,400
MonitorUS Holding, LLC	14,213
CaseWorthy, Inc.	10,452
MS Private Loan Fund I, LP	10,000
NWN Corporation	8,760
JTI Electrical & Mechanical, LLC	8,421
Paragon Healthcare, Inc.	7,571
NinjaTrader, LLC	7,472
Adams Publishing Group, LLC	7,094
Veregy Consolidated, Inc.	5,875
Watterson Brands, LLC	5,789
SI East, LLC	5,250
Bolder Panther Group, LLC	5,000
Pearl Meyer Topco LLC	5,000
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465
Winter Services LLC	4,444
ArborWorks, LLC	4,210
Bettercloud, Inc.	4,189
VVS Holdco, LLC	3,200
Cody Pools, Inc.	2,950
Microbe Formulas, LLC	2,881
Batjer TopCo, LLC	2,700
Infolinks Media Buyco, LLC	2,520
Nebraska Vet AcquireCo, LLC	2,500

Amount

Classic H&G Holdco, LLC	$2,440
West Star Aviation Acquisition, LLC	2,411
Centre Technologies Holdings, LLC	2,400
IG Parent Corporation	2,313
AVEX Aviation Holdings, LLC	2,160
Direct Marketing Solutions, Inc.	2,125
PPL RVs, Inc.	2,000
The Affiliati Network, LLC	2,000
Roof Opco, LLC	1,960
Evergreen North America Acquisitions, LLC	1,854
ATS Operating, LLC	1,800
Career Team Acquireco LLC	1,800
Johnson Downie Opco, LLC	1,800
Engineering Research & Consulting, LLC	1,769
Chamberlin Holding LLC	1,600
Trantech Radiator Topco, LLC	1,600
Mako Steel, LP	1,501
Hawk Ridge Systems, LLC	1,415
Burning Glass Intermediate Holding Company, Inc.	1,394
GS HVAM Intermediate, LLC	1,364
GRT Rubber Technologies LLC	1,340
American Health Staffing Group, Inc.	1,333
RA Outdoors LLC	1,278
Project Eagle Holdings, LLC	1,250
Acumera, Inc.	1,238
Gamber-Johnson Holdings, LLC	1,200
NuStep, LLC	1,200
KMS, LLC	1,086
BDS Solutions IntermediateCo, LLC	1,032
CompareNetworks Topco, LLC	1,000
Interface Security Systems, L.L.C	898
Mystic Logistics Holdings, LLC	800
Invincible Boat Company, LLC.	768
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
Flip Electronics LLC	736
MB2 Dental Solutions, LLC	656
Orttech Holdings, LLC	625
Market Force Information, LLC	600
ASC Interests, LLC	530
Jensen Jewelers of Idaho, LLC	500
Datacom, LLC	450
Flame King Holdings, LLC	400
Wall Street Prep, Inc.	400
Zips Car Wash, LLC	383
SIB Holdings, LLC	354
Dynamic Communities, LLC	250
Acousti Engineering Company of Florida	53

Total Loan Commitments	$232,182

Total Commitments	$263,602
(1)	This table excludes commitments related to six additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
(2)	This table excludes commitments related to three additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow on investments. As a result, the Company has excluded those commitments from this table.

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

Main Street has one operating lease for its office space. The lease commenced May 15, 2017 and expires March 31, 2034. It contains two five-year extension options for a final expiration date of March 31, 2044.

In accordance with ASC 842, Main Street has recorded this lease as a right-of-use asset and a lease liability and records lease expense on a straight-line basis.

Total operating lease cost incurred by Main Street for each of the three months ended June 30, 2022 and 2021 was $0.2 million and for each of the six months ended June 30, 2022 and 2021 was $0.4 million. As of June 30, 2022, the asset related to the operating lease was $3.5 million and is included in the interest receivable and other assets balance on the Consolidated Balance Sheets. The lease liability was $4.1 million and is included in the accounts payable and other liabilities balance on the Consolidated Balance Sheets. As of June 30, 2022, the remaining lease term was 5.6 years and the discount rate was 4.2%.

The following table shows future minimum payments under Main Street’s operating lease as of June 30, 2022 (in thousands):

For the Years Ended December 31,	Amount
2022	$395
2023	804
2024	818
2025	832
2026	846
Thereafter	933
Total	$4,628

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

NOTE L—RELATED PARTY TRANSACTIONS

As discussed further in Note D—External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of MSCC and is included as part of Main Street’s Investment Portfolio. At June 30, 2022, Main Street had a receivable of $6.3 million due from the External Investment Manager, which included (i) $4.5 million related primarily to operating expenses incurred by MSCC or its subsidiaries as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D—External Investment Manager) and (ii) $1.7 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1—Organization and Basis of Presentation—Organization and Note D—External Investment Manager).

From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors. In January 2021, Main Street

entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was extinguished.

In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. Main Street’s purchase of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of June 30, 2022, Main Street owned 94,697 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of June 30, 2022, Main Street has funded $11.3 million of its limited partner commitment and Main Street’s unfunded commitment was $3.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

Additionally, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note, dated February 5, 2021 and was subsequently amended on November 30, 2021 and on December 29, 2021 (as amended, the “PL Fund 2021 Note”), in an aggregate amount equal to the amount of limited partner capital commitments to the Private Loan Fund up to $85.0 million. Borrowings under the PL Fund 2021 Note bore interest at a fixed rate of 5.00% per annum and matured on February 28, 2022. The PL Fund 2021 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the PL Fund 2021 Note and the PL Fund 2021 Note was extinguished.

In March 2022, Main Street provided the Private Loan Fund with a new revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.

In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred

Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2022, $14.9 million of compensation, plus net unrealized gains and losses and investment income, and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.1 million had been deferred into phantom Main Street stock units, representing 158,865 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

NOTE M—SUBSEQUENT EVENTS

In August 2022, Main Street declared a supplemental cash dividend of $0.10 per share payable in September 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the third quarter of 2022 of $0.215 per share for each of July, August and September 2022.

In August 2022, Main Street declared regular monthly dividends of $0.22 per share for each month of October, November and December of 2022. These regular monthly dividends equal a total of $0.66 per share for the fourth quarter of 2022, representing a 4.8% increase from the regular monthly dividends paid in the fourth quarter of 2021. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2022, Main Street will have paid $35.02 per share in cumulative dividends since its October 2007 initial public offering.

During August 2022, Main Street amended its Credit Facility to, among other changes, (i) increase the revolving commitments by lenders to $920.0 million, and with the right to request an increase in commitments under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion, subject to certain conditions, (ii) extend the revolving period under the Credit Facility to August 4, 2026 and the final maturity date of the Credit Facility to August 4, 2027, (iii) transition the reference rate used to determine the borrowing interest rate from LIBOR to SOFR plus an applicable credit spread adjustment, while maintaining the interest rate spread of 1.875%.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments In and Advances to Affiliates

June 30, 2022

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	$-	$-	$339	$4,736	$45	$140	$4,641
	Preferred Member Units	(8)	-	(576)	-	4,894	-	576	4,318
Brewer Crane Holdings, LLC	11.06% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	448	8,037	12	248	7,801
	Preferred Member Units	(9)	-	(660)	530	7,710	-	660	7,050
Café Brazil, LLC	Member Units	(8)	-	(50)	99	2,570	-	50	2,520
California Splendor Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	56	1,578	27,915	85	-	28,000
	15.00% PIK Preferred Member Units	(9)	-	-	652	9,510	652	6,449	3,713
	Preferred Member Units	(9)	-	6,020	125	13,275	6,020	-	19,295
Clad-Rex Steel, LLC	10.63% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	574	10,401	20	-	10,421
	10.00% Secured Debt	(5)	-	-	54	1,071	-	16	1,055
	Member Units	(5)		80	-	530	80		610
	Member Units	(5)	-	-	764	10,250	-	-	10,250
CMS Minerals Investments	Member Units	(9)	-	447	69	1,974	447	147	2,274
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(45)	2,702	42,484	2,910	3,757	41,637
	Preferred Member Units	(8)	-	3,550	1,749	47,640	3,550	-	51,190
CompareNetworks Topco, LLC	10.13% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(10)	308	6,477	10	746	5,741
	Preferred Member Units	(9)	-	5,230	316	12,000	5,230	-	17,230
Datacom, LLC	7.50% Secured Debt	(8)	-	-	416	7,668	84	135	7,617
	Preferred Member Units	(8)	-	60	48	2,610	60	-	2,670
Direct Marketing Solutions, Inc.	12.13% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	(20)	1,551	24,048	1,317	687	24,678
	Preferred Stock	(9)	-	3,200	686	18,350	3,200	-	21,550
Gamber-Johnson Holdings, LLC	10.00% (L+8.00%, Floor 2.00%) Secured Debt	(5)	-	(11)	1,100	21,598	11	11	21,598
	Member Units	(5)	-	(3,400)	360	49,700	-	3,400	46,300
GRT Rubber Technologies LLC	9.06% (L+8.00%) Secured Debt	(8)	-	(22)	1,676	38,885	22	22	38,885
	Member Units	(8)	-	-	2,441	46,190	-	-	46,190
Jensen Jewelers of Idaho, LLC	10.75% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(4)	130	2,550	4	104	2,450
	Member Units	(9)	-	2,700	1,376	12,420	2,700	-	15,120
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	1,205	20,324	25	-	20,349
	9.00% Secured Debt	(5)	-	-	177	3,876	1	17	3,860
	Member Units	(5)	-	(70)	-	12,310	-	70	12,240
	Member Units	(5)	-	-	55	2,460	-	-	2,460
Market Force Information, LLC	12.13% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	217	3,400	1,000	-	4,400
	12.00% PIK Secured Debt	(9)	-	(1,405)	-	8,936	-	1,405	7,531
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(1,495)	540	5,934	9	1,655	4,288
MSC Adviser I, LLC	Member Units	(8)	-	(22,080)	3,983	140,400	-	22,080	118,320
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	(1)	312	6,378	1	281	6,098
	Common Stock	(6)	-	7,370	1,596	8,840	7,370	-	16,210
OMi Topco, LLC	12.00% Secured Debt	(8)	-	(29)	1,099	18,000	29	1,279	16,750
	Preferred Member Units	(8)	-	90	1,197	20,210	90	-	20,300
PPL RVs, Inc.	7.97% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	251	683	12,381	9,264	2,000	19,645
	Common Stock	(8)	-	4,130	462	14,360	4,130	-	18,490
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	-	86	1,465	6	1,000	471
	13.00% Secured Debt	(8)		-	399	5,808	12		5,820
	Preferred Member Units	(8)	-	370	437	11,160	370	-	11,530
	Common Stock	(8)	-	30	-	710	30	-	740
Quality Lease Service, LLC	Member Units	(7)	-	76	-	2,149	76	1,150	1,075
Robbins Bros. Jewelry, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	2,241	35,956	43	225	35,774
	Preferred Equity	(9)	-	4,670	279	11,070	4,670	-	15,740

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	(12)	528	8,712	14	412	8,314
	Common Stock	(7)	-	(570)	58	8,660	-	570	8,090
Ziegler’s NYPD, LLC	12.00% Secured Debt	(8)	-	-	38	625	-	-	625
	6.50% Secured Debt	(8)	-	-	33	1,000	-	-	1,000
	14.00% Secured Debt	(8)	-	-	194	2,750	-	-	2,750
	Preferred Member Units	(8)	-	(450)	-	2,130	-	450	1,680
Other controlled investments
2717 MH, L.P.	LP Interests (2717 MH, L.P.)	(8)	-	1,408	-	3,971	2,583	-	6,554
	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	-	244	-	244
ASC Interests, LLC	13.00% Secured Debt	(8)	-	-	13	200	-	30	170
	13.00% Secured Debt	(8)	-	-	120	1,636	12	-	1,648
	Member Units	(8)	-	80	-	720	80	-	800
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	-	-	3,005	-	66	2,939
Barfly Ventures, LLC	7.00% Secured Debt	(5)	-	-	25	711	-	-	711
	Member Units	(5)	-	470	-	1,930	470	-	2,400
Batjer TopCo, LLC	11.00% Secured Debt	(8)	-	-	512	-	11,372	459	10,913
	Member Units	(8)	-	-	-	-	4,073	-	4,073
Bolder Panther Group, LLC	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	(39)	2,491	39,000	10,233	39	49,194
	Class B Preferred Member Units	(9)	-	2,760	276	23,170	2,760	-	25,930
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	576	8,813	-	-	8,813
	13.00% Secured Debt	(6)	-	-	65	1,000	-	-	1,000
	Preferred Member Units	(6)	-	-	50	1,000	-	-	1,000
	Warrants	(6)	-	200	-	4,060	200	-	4,260
CBT Nuggets, LLC	Member Units	(9)	-	(2,720)	1,647	50,620	-	2,720	47,900
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	507	838	8,864	7,903	1,826	14,941
	Preferred Member Units	(8)	-	768	60	5,840	1,050	-	6,890
Chamberlin Holding LLC	9.13% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(35)	845	17,817	35	386	17,466
	Member Units	(8)		(1,630)	348	24,140	-	1,630	22,510
	Member Units	(8)	-	-	34	1,540	-	-	1,540
Charps, LLC	10.00% Unsecured Debt	(5)	-	(27)	309	5,694	27	27	5,694
	Preferred Member Units	(5)	-	(540)	417	13,990	-	540	13,450
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	1,703	24,351	1,630	630	25,351
	Preferred Member Units	(6)	-	(190)	805	9,130	-	190	8,940
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	710	-	-	710
Digital Products Holdings LLC	11.13% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	929	16,801	23	661	16,163
	Preferred Member Units	(5)	-	-	100	9,835	-	-	9,835
Flame King Holdings, LLC	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	68	288	6,324	1,276	-	7,600
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	183	1,300	20,996	204	-	21,200
	Preferred Equity	(9)	-	3,010	559	10,400	3,010	-	13,410
Garreco, LLC	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	190	4,196	-	-	4,196
	Member Units	(8)	-	220	321	2,270	220	-	2,490
Gulf Manufacturing, LLC	Member Units	(8)	-	(130)	985	5,640	-	130	5,510
Gulf Publishing Holdings, LLC	10.60% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	7	257	-	-	257
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(2,188)	426	9,717	-	2,188	7,529
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(200)	-	3,530	-	200	3,330
Johnson Downie Opco, LLC	13.00% (L+11.50%, Floor 1.50%) Secured Debt	(8)	-	92	755	11,344	115	1,038	10,421
	Preferred Equity	(8)	-	2,730	566	3,150	2,730	-	5,880
JorVet Holdings, LLC	12.00% Secured Debt	(9)	-	-	1,082	-	25,406	-	25,406
	Common Stock	(9)	-	-	54	-	10,741	-	10,741
KBK Industries, LLC	Member Units	(5)	-	310	685	13,620	310	-	13,930
MS Private Loan Fund	LP Interests	(8)	-	(544)	191	2,581	8,750	544	10,787
MSC Income Fund, Inc.	Common Equity	(8)	-	-	-	-	750	-	750
NAPCO Precast, LLC	Member Units	(8)	-	(1,730)	4	13,560	-	1,730	11,830
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	-	-	649	10,412	11	-	10,423
	12.00% Secured Debt	(5)		-	548	4,829	6,544	-	11,373
	Preferred Member Units	(5)	-	-	-	7,700	-	-	7,700
NexRev LLC	11.00% Secured Debt	(8)	-	(1,703)	1,222	14,045	-	5,783	8,262
	Preferred Member Units	(8)	-	(3,080)	40	2,690	-	1,750	940
NRP Jones, LLC	12.00% Secured Debt	(5)	-	-	126	2,080	-	-	2,080
	Member Units	(5)	-	(970)	198	6,440	-	970	5,470
NuStep, LLC	7.63% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	110	1,720	1,480	-	3,200
	12.00% Secured Debt	(5)	-	28	1,043	17,240	1,200	-	18,440
	Preferred Member Units	(5)	-	(1,940)	-	13,500	-	1,940	11,560

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Orttech Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,494	24,150	29	400	23,779
	Preferred Stock	(5)	-	-	386	10,000	-	-	10,000
Pearl Meyer Topco LLC	12.00% Secured Debt	(6)	-	(61)	1,942	32,674	1,561	5,554	28,681
	Member Units	(6)	-	12,780	2,856	26,970	12,780	-	39,750
River Aggregates, LLC	Member Units	(8)	-	100	-	3,280	100	-	3,380
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	961	15,141	44	-	15,185
	12.00% Secured Debt	(9)		-	102	1,040	800	-	1,840
	Preferred Member Units	(9)	-	(1,487)	-	8,579	222	1,487	7,314
Televerde, LLC	Member Units	(8)	-	(2,135)	-	7,280	-	2,135	5,145
	Preferred Stock	(8)	-	1,076	-	-	1,794	-	1,794
Vision Interests, Inc.	Series A Preferred Stock	(9)	-	-	144	3,000	-	-	3,000
VVS Holdco LLC	11.50% Secured Debt	(5)	-	-	1,821	31,269	34	1,201	30,102
	Preferred Equity	(5)	-	240	200	11,840	240	-	12,080

Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	57	41,748	-	-	-
Total Control investments			$-	$13,101	$69,385	$1,489,257	$176,645	$85,996	$1,538,158
Affiliate Investments
AAC Holdings, Inc.	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	$-	$(150)	$970	$9,794	$296	$-	$10,090
	Common Stock	(7)	-	(1,279)	-	2,079	-	1,279	800
	Warrants	(7)	-	(1,200)	-	1,940	-	1,200	740
AFG Capital Group, LLC	10.00% Secured Debt	(8)	-	-	2	144	-	144	-
	Preferred Member Units	(8)	-	1,040	-	7,740	1,040	-	8,780
ATX Networks Corp.	8.92% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	(309)	388	7,092	228	1,133	6,187
	10.00% PIK Unsecured Debt	(6)	-	120	159	1,963	437	158	2,242
BBB Tank Services, LLC	12.06% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	(209)	290	2,507	-	209	2,298
	Preferred Stock (non-voting)	(8)	-	-	-	-	-	-	-
	Member Units	(8)	-	-	-	-	-	-	-
Boccella Precast Products LLC	10.00% Secured Debt	(6)	-	-	16	320	-	-	320
	Member Units	(6)	-	(320)	70	4,830	-	320	4,510
Buca C, LLC	10.37% (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	-	1,036	14,370	-	1,221	13,149
Career Team Holdings, LLC	12.50% Secured Debt	(6)	-	-	1,296	20,050	20	-	20,070
	Class A Common Units	(6)	-	-	-	4,499	1	-	4,500
Chandler Signs Holdings, LLC	Class A Units	(8)	-	160	-	460	160	-	620
Classic H&G Holdings, LLC	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(6)	-	-	349	4,000	7,920	6,360	5,560
	8.00% Secured Debt	(6)	-	(21)	797	19,274	21	21	19,274
	Preferred Member Units	(6)	-	8,530	947	15,260	8,530	-	23,790
Congruent Credit Opportunities Funds	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	(63)	300	9,959	-	1,660	8,299
DMA Industries, LLC	12.00% Secured Debt	(7)	-	186	1,300	20,993	207	-	21,200
	Preferred Equity	(7)	-	976	-	5,944	976	-	6,920
Dos Rios Partners	LP Interests (Dos Rios Partners - A, LP)	(8)	-	(546)	-	3,280	-	546	2,734
	LP Interests (Dos Rios Partners, LP)	(8)	-	(1,719)	-	10,329	-	1,719	8,610
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(290)	-	640	-	290	350
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11	-	28	547	-	158	389
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	(52)	2	6,078	-	1,962	4,116
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(57)	242	7,231	-	436	6,795
GFG Group, LLC.	9.00% Secured Debt	(5)	-	(13)	675	12,545	13	13	12,545
	Preferred Member Units	(5)	-	-	378	6,990	-	-	6,990
Hawk Ridge Systems, LLC	7.13% (L+6.00%, Floor 1.00%) Secured Debt	(9)	-	-	94	2,585	-	-	2,585
	8.00% Secured Debt	(9)	-	(16)	1,416	34,800	16	16	34,800
	Preferred Member Units	(9)	-	5,350	704	14,680	5,350		20,030
	Preferred Member Units	(9)	-	280	-	771	279	-	1,050
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	(210)	121	2,960	-	210	2,750
	Member Units	(8)	-	(690)	16	3,210	-	690	2,520
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	779	(21)	(80)	4,712	-	381	4,331
	LP Interests (423 COR, LP)	(8)	-	-	-	-	1,400	-	1,400

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	-	(1,438)	943	14,387	-	1,438	12,949
Iron-Main Investments, LLC	12.50% Secured Debt	(5)	-	-	204	3,170	3	-	3,173
	12.50% Secured Debt	(5)	-	-	294	4,557	4	-	4,561
	12.50% Secured Debt	(5)	-	-	1,839	28,749	20	-	28,769
	Common Stock	(5)	-	-	-	1,798	-	-	1,798
L.F. Manufacturing Holdings, LLC	Preferred Member Units (non-voting)	(8)	-	-	8	107	8	-	115
	Member Units	(8)	-	590	224	2,560	590	-	3,150
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	(155)	28	935	28	155	808
	12.00% PIK Secured Debt	(8)	-	(158)	29	954	29	158	825
	12.00% PIK Secured Debt	(8)	-	(341)	62	2,055	62	341	1,776
	12.00% PIK Secured Debt	(8)	-	(710)	129	4,286	129	711	3,704
	10.00% PIK Unsecured Debt	(8)	-	-	5	191	11	5	197
Oneliance, LLC	12.06% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	344	5,547	6	-	5,553
	Preferred Stock	(7)	-	-	-	1,056	-	-	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(51)	-	-	-	-	-	-
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	(36)	3,751	65,850	36	1,525	64,361
	Preferred Member Units	(7)	-	1,260	345	11,570	1,260	-	12,830
Slick Innovations, LLC	13.00% Secured Debt	(6)	-	(28)	340	5,320	28	708	4,640
	Common Stock	(6)	-	130	-	1,510	130	-	1,640
	Warrants	(6)	-	40	-	400	40	-	440
Sonic Systems International, LLC	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	(233)	565	11,757	3,737	234	15,260
	Common Stock	(8)	-	64	21	1,070	350	-	1,420
Superior Rigging & Erecting Co.	12.00% Secured Debt	(7)	-	-	1,320	21,332	23	-	21,355
	Preferred Member Units	(7)	-	-	-	4,500	-	-	4,500
The Affiliati Network, LLC	11.83% Secured Debt	(9)	-	-	794	13,096	2,187	3,640	11,643
	Preferred Stock	(9)	-	-	302	6,400	-	-	6,400
UnionRock Energy Fund II, LP	LP Interests	(9)	-	(997)	55	6,123	1,324	3,582	3,865
UniTek Global Services, Inc.	9.07% (7.07% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	(9)	18	371	8	13	366
	9.07% (7.07% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	(47)	88	1,852	42	66	1,828
	15.00% PIK Secured Convertible Debt	(6)	-	72	95	2,375	309	96	2,588
	Preferred Stock	(6)	-	(181)	181	2,833	181	181	2,833
	Preferred Stock	(6)	-	393	-	1,498	393	-	1,891
Volusion, LLC	11.50% Secured Debt	(8)	-	-	992	17,434	-	350	17,084
	8.00% Unsecured Convertible Debt	(8)	-	-	16	409	-	-	409
	Preferred Member Units	(8)	-	(3,060)	-	5,989	-	3,059	2,930
Other			-
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	139	1,302	32,597	-	-	-
Total Affiliate investments			$739	$4,772	$25,810	$549,214	$37,832	$36,388	$518,061

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $341,821. This represented 22.2% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $68,747. This represented 13.3% of net assets as of June 30, 2022.
(6)	Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $140,103. This represented 9.1% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $102,679. This represented 19.8% of net assets as of June 30, 2022.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $17,479. This represented 1.1% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $162,554. This represented 31.4% of net assets as of June 30, 2022.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $588,039. This represented 38.2% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $103,708. This represented 20.0% of net assets as of June 30, 2022.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $450,716. This represented 29.3% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $80,373. This represented 15.5% of net assets as of June 30, 2022.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of June 30, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Schedule 12-14

MAIN STREET CAPITAL CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

June 30, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Majority‑owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	$-	$-	$346	$4,874	$114	$150	$4,838
	Preferred Member Units	(8)	-	(1,830)	-	3,200	-	1,830	1,370
	Preferred Member Units	(8)	-	986	-	-	1,640	-	1,640
	Warrants	(8)	-	(10)	-	10	-	10	-
CMS Minerals Investments	Member Units	(9)	-	453	13	1,624	453	107	1,970
Café Brazil, LLC	Member Units	(8)	-	460	31	2,030	460	-	2,490
California Splendor Holdings LLC	Preferred Member Units	(9)	-	2,897	125	6,241	2,897	-	9,138
	Preferred Member Units	(9)	-	-	623	8,255	623	-	8,878
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	36	1,708	35,832	113	8,129	27,816
Clad-Rex Steel, LLC	Member Units	(5)	-	810	143	8,610	810	-	9,420
	Member Units	(5)	-	-	-	530	-	-	530
	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	589	10,853	-	469	10,384
	10.00% Secured Debt	(5)	-	-	55	1,100	-	14	1,086
Cody Pools, Inc.	Preferred Member Units	(8)	-	7,260	106	14,940	7,260	-	22,200
	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(30)	843	14,216	30	2,400	11,846
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	2,610	-	2,610
	5.00% Secured Debt	(8)	-	-	336	-	8,175	54	8,121
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(1,560)	-	19,380	-	1,560	17,820
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	932	15,007	18	-	15,025
GRT Rubber Technologies LLC	Member Units	(8)	-	-	2,192	44,900	-	-	44,900
	7.09% (L+7.00%) Secured Debt	(8)	-	-	600	16,775	-	-	16,775
Gamber-Johnson Holdings, LLC	Member Units	(5)	-	912	3,477	52,490	3,760	-	56,250
	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(30)	954	19,838	830	30	20,638
	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(1)	4	-	1	1	-
Jensen Jewelers of Idaho, LLC	Member Units	(9)	-	1,990	597	7,620	1,990	-	9,610
	10.00% (Prime+6.75%, Floor 2.00%) Secured Debt	(9)	-	(7)	167	3,400	7	407	3,000
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	-	12,240	-	-	12,240
	11.50% Secured Debt	(5)	-	-	1,296	22,269	29	1,200	21,098
	Member Units	(5)	-	50	50	1,160	50	-	1,210
	9.00% Secured Debt	(5)	-	-	177	3,909	-	16	3,893
MH Corbin Holding LLC	13.00% (10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	(521)	569	8,280	17	681	7,616
	Preferred Member Units	(5)	-	(2,370)	-	2,370	-	2,370	-
MSC Adviser I, LLC	Member Units	(8)	-	4,970	2,449	116,760	4,970	-	121,730
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(294)	-	13,562	-	294	13,268
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	178	1,600	1,800	-	3,400
Mystic Logistics Holdings, LLC	Common Stock	(6)	-	(3,070)	548	8,990	-	3,070	5,920
	12.00% Secured Debt	(6)	-	-	410	6,723	5	24	6,704
	12.00% Secured Debt	(6)	-	-	2	-	-	-	-
OMi Holdings, Inc.	Common Stock	(8)	-	(1,550)	1,080	20,380	-	1,550	18,830
PPL RVs, Inc.	Common Stock	(8)	-	1,630	569	11,500	1,630	-	13,130

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	7.50% (L+7.00%, Floor 0.50%) Secured Debt	(8)	-	(14)	470	11,806	27	214	11,619
Principle Environmental, LLC	13.00% Secured Debt	(8)	-	(62)	430	6,397	12	62	6,347
	Common Stock	(8)	-	(440)	-	-	1,200	440	760
	Preferred Member Units	(8)	-	(360)	-	10,500	-	360	10,140
Quality Lease Service, LLC	Member Units	(7)	-	(311)	-	4,460	-	1,561	2,899
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(40)	58	6,030	-	40	5,990
	12.00% Secured Debt	(7)	-	-	538	8,644	10	-	8,654
Ziegler’s NYPD, LLC	Preferred Member Units	(8)	-	290	-	1,780	290	-	2,070
	14.00% Secured Debt	(8)	-	-	194	2,750	-	-	2,750
	12.00% Secured Debt	(8)	-	-	38	625	-	-	625
	6.50% Secured Debt	(8)	-	21	33	979	21	-	1,000
Other controlled investments
2717 MH, L.P.		(8)	-	-	-	250	-	250	-
	LP Interests (2717 MH, L.P.)	(8)	-	-	-	2,702	46	-	2,748
ASC Interests, LLC	Member Units	(8)	-	(110)	-	1,120	-	110	1,010
	13.00% Secured Debt	(8)	-	-	126	1,715	110	-	1,825
ATS Workholding, LLC	5.00% Secured Debt	(9)	-	(305)	-	3,347	-	385	2,962
Barfly Ventures, LLC	Member Units	(5)	-	116	-	1,584	116	-	1,700
	7.00% Secured Debt	(5)	-	-	45	343	368	-	711
Bolder Panther Group, LLC	14.00% Class A Preferred Member Units	(9)	-	-	704	10,194	-	-	10,194
	8.00% Class B Preferred Member Units	(9)	-	3,420	1,135	14,000	3,420	-	17,420
	10.50% (L+9.00%, Floor 1.50%) Secured Debt	(9)	-	-	1,514	27,225	525	500	27,250
Bond-Coat, Inc.		(8)	(2,320)	4,310	-	2,040	4,310	6,350	-
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(710)	367	5,850	-	710	5,140
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	473	8,513	10	248	8,275
Bridge Capital Solutions Corporation	13.00% Secured Debt	(6)	-	-	925	8,403	349	-	8,752
	Warrants	(6)	-	510	-	3,220	510	-	3,730
	Preferred Member Units	(6)	-	-	50	1,000	-	-	1,000
	13.00% Secured Debt	(6)	-	-	67	998	1	-	999
CBT Nuggets, LLC	Member Units	(9)	-	6,540	678	46,080	6,540	-	52,620
Centre Technologies Holdings, LLC	Preferred Member Units	(8)	-	(320)	60	6,160	-	320	5,840
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	667	11,549	22	1,906	9,665
Chamberlin Holding LLC	Member Units	(8)	-	(1,420)	3,559	28,070	-	1,420	26,650
	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(22)	691	15,212	22	1,417	13,817
	Member Units	(8)	-	110	34	1,270	110	-	1,380
Charps, LLC	Preferred Member Units	(5)	-	1,060	1,543	10,520	1,060	-	11,580
	10.00% Unsecured Debt	(5)	-	(382)	683	8,475	262	3,646	5,091
	0.15 Secured Debt	(5)	-	-	4	669	-	669	-
Colonial Electric Company LLC	Preferred Member Units	(6)	-	-	100	-	7,680	-	7,680
	12.00% Secured Debt	(6)	-	-	1,162	-	24,958	-	24,958
CompareNetworks Topco, LLC	Preferred Member Units	(9)	-	3,250	158	6,780	3,250	-	10,030
	10.00% (L+9.00%, Floor 1.00%) Secured Debt	(9)	-	(9)	430	7,954	9	709	7,254
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Datacom, LLC	Preferred Member Units	(8)	(6,030)	6,030	-	-	6,030	6,030	-
	Preferred Member Units	(8)	(1,294)	1,294	-	-	1,294	1,294	-
	10.50% PIK Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,476	-
	8.00% Secured Debt	(8)	(1,800)	185	-	1,615	185	1,800	-
Digital Products Holdings LLC	Preferred Member Units	(5)	-	-	100	9,835	-	-	9,835
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	1,000	18,077	22	660	17,439
Garreco, LLC	Member Units	(8)	-	350	-	1,410	350	-	1,760

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	9.00% (L+8.00%, Floor 1.00%, Ceiling 1.50%) Secured Debt	(8)	-	-	204	4,519	-	-	4,519
Gulf Manufacturing, LLC	Member Units	(8)	-	790	347	4,510	790	-	5,300
Gulf Publishing Holdings, LLC	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(1,752)	849	12,044	849	2,171	10,722
	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	14	250	14	7	257
Harrison Hydra-Gen, Ltd.	Common Stock	(8)	-	(600)	-	5,450	-	600	4,850
J&J Services, Inc.	Preferred Stock	(7)	-	370	-	12,680	370	-	13,050
	11.50% Secured Debt	(7)	-	(17)	746	12,800	17	817	12,000
KBK Industries, LLC	Member Units	(5)	-	330	221	13,200	330	-	13,530
MS Private Loan Fund	LP Interests	(8)	-	-	-	-	285	-	285
	5.00% Unsecured Debt	(8)	-	-	300	-	16,220	-	16,220
MSC Income Fund Inc.	5.00% Unsecured Debt	(8)	-	210	891	-	39,840	-	39,840
NAPCO Precast, LLC	Member Units	(8)	-	(530)	81	16,100	-	530	15,570
NRI Clinical Research, LLC	9.00% Secured Debt	(9)	-	(20)	262	5,620	20	865	4,775
	Member Units	(9)	-	2,434	399	5,600	2,434	-	8,034
NRI Clinical Research, LLC	Warrants	(9)	-	540	-	1,490	540	-	2,030
NRP Jones, LLC	Member Units	(5)	-	419	(45)	2,821	419	-	3,240
	12.00% Secured Debt	(5)	-	-	126	2,080	-	-	2,080
Nebraska Vet AcquireCo, LLC (NVS)	12.00% Secured Debt	(5)	-	-	651	10,395	9	-	10,404
	Preferred Member Units	(5)	-	-	-	6,500	-	-	6,500
NexRev LLC	Preferred Member Units	(8)	-	1,810	40	1,470	1,810	-	3,280
	11.00% Secured Debt	(8)	-	178	946	16,726	197	436	16,487
	Preferred Member Units	(5)	-	1,570	-	10,780	1,570	-	12,350
	11.00% Secured Debt	(5)	-	26	1,017	17,193	47	-	17,240
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	6	-	400	400	-
Pearl Meyer Topco LLC	Member Units	(6)	-	2,550	1,528	15,940	2,550	-	18,490
	12.00% Secured Debt	(6)	-	272	2,170	37,202	311	3,840	33,673
Pegasus Research Group, LLC	Member Units	(8)	-	(560)	-	8,830	-	560	8,270
Principle Environmental, LLC	Warrants	(8)	-	330	-	870	330	1,200	-
River Aggregates, LLC	Member Units	(8)	-	50	-	3,240	50	-	3,290
Tedder Industries, LLC	Preferred Member Units	(9)	-	-	-	8,136	-	-	8,136
	12.00% Secured Debt	(9)	-	-	960	16,300	582	1,599	15,283
UnionRock Energy Fund II, LP	LP Interests	(9)	-	737	-	2,894	2,113	220	4,787
Vision Interests, Inc.	13.00% Secured Debt	(9)	-	-	133	2,028	-	-	2,028
	Series A Preferred Stock	(9)	-	(160)	-	3,160	-	160	3,000
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$(13,245)	$45,084	$51,052	$1,113,725	$177,453	$81,385	$1,209,793
Affiliate Investments
AAC Holdings, Inc.	Common Stock	(7)	$-	$(1,069)	$-	$3,148	$-	$1,069	$2,079
	(L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	(16)	-	-	-	-
	18.00% (10.00% Cash, 8.00% PIK) Secured Debt	(7)	-	(89)	883	9,187	401	89	9,499
AAC Holdings, Inc.	Warrants	(7)	-	(998)	-	2,938	-	998	1,940
AFG Capital Group, LLC	Preferred Member Units	(8)	-	1,150	-	5,810	1,150	-	6,960
	10.00% Secured Debt	(8)	-	-	20	491	-	173	318
BBB Tank Services, LLC	Member Units	(8)	-	(280)	-	280	-	280	-
	15.00% PIK Preferred Stock (non-voting)	(8)	-	(162)	11	151	11	162	-
	12.00% (L+11.00%, Floor 1.00%) Unsecured Debt	(8)	-	-	317	4,722	27	-	4,749
Boccella Precast Products LLC	Member Units	(6)	-	(1,090)	370	6,040	-	1,090	4,950
Buca C, LLC	6.00% PIK Preferred Member Units	(7)	-	-	-	-	-	-	-
	10.25% (L+9.25%, Floor 1.00%) Secured Debt	(7)	-	(373)	747	14,256	487	373	14,370
CAI Software LLC	Member Units	(6)	-	6,741	1,900	7,190	6,741	1,921	12,010
	12.50% Secured Debt	(6)	-	37	3,350	47,474	23,600	3,353	67,721

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Chandler Signs Holdings, LLC	Class A Units	(8)	-	(810)	-	1,460	-	810	650
Classic H&G Holdings, LLC	Preferred Member Units	(6)	-	2,250	570	9,510	2,250	-	11,760
	10.00% Secured Debt	(6)	-	(64)	1,412	24,800	64	5,590	19,274
Congruent Credit Opportunities Funds	LP Interests (Fund II)	(8)	(4,449)	4,355	-	94	4,355	4,449	-
	LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	-	(178)	389	11,540	-	178	11,362
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	319	1,782	61	-	1,843
Dos Rios Partners	LP Interests (Dos Rios Partners, LP)	(8)	-	1,608	-	5,417	1,608	-	7,025
	LP Interests (Dos Rios Partners - A, LP)	(8)	-	510	-	1,720	510	-	2,230
Dos Rios Stone Products LLC	Class A Preferred Units	(8)	-	(230)	-	1,250	-	230	1,020
EIG Fund Investments	LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	8	92	33	526	126	166	486
East Teak Fine Hardwoods, Inc.	Common Stock	(7)	-	130	-	300	130	-	430
Freeport Financial SBIC Fund LP	LP Interests (Freeport Financial SBIC Fund LP)	(5)	-	386	-	5,264	386	-	5,650
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	455	10,321	-	2,317	8,004
GFG Group, LLC.	Preferred Member Units	(5)	-	-	290	-	4,900	-	4,900
	12.00% Secured Debt	(5)	-	-	822	-	15,626	3,200	12,426
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	531	-	3,258	905	-	4,163
Hawk Ridge Systems, LLC	Preferred Member Units	(9)	-	2,600	691	8,030	2,600	-	10,630
	Preferred Member Units	(9)	-	140	-	420	140	-	560
	9.50% Secured Debt	(9)	-	(17)	919	18,400	17	17	18,400
	9.50% Secured Debt	(9)	-	-	4	-	-	-	-
Houston Plating and Coatings, LLC	8.00% Unsecured Convertible Debt	(8)	-	-	121	2,900	-	-	2,900
	Member Units	(8)	-	(1,560)	2	5,080	-	1,560	3,520
I-45 SLF LLC	Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	-	877	935	15,789	1,677	2,000	15,466
L.F. Manufacturing Holdings, LLC	Member Units	(8)	-	(140)	-	2,050	-	140	1,910
	14.00% PIK Preferred Member Units (non-voting)	(8)	-	-	7	93	7	-	100
OnAsset Intelligence, Inc.	12.00% PIK Secured Debt	(8)	-	-	447	7,301	447	-	7,748
	Common Stock	(8)	-	(830)	-	-	830	830	-
	10.00% PIK Unsecured Debt	(8)	-	-	3	64	6	3	67
OnAsset Intelligence, Inc.	Warrants	(8)	-	830	-	-	830	830	-
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00% Secured Debt	(8)	(356)	-	-	-	-	-	-
SI East, LLC (Stavig)	Preferred Member Units	(7)	-	5,250	-	9,780	5,250	-	15,030
	8.75% Secured Debt	(7)	-	(60)	1,456	32,961	57	3,847	29,171
Slick Innovations, LLC	12.00% Secured Debt	(6)	-	(23)	362	5,720	23	343	5,400
	Common Stock	(6)	-	180	-	1,330	180	-	1,510
	Warrants	(6)	-	40	-	360	40	-	400
Superior Rigging & Erecting Co.	Preferred Member Units	(7)	-	-	-	4,499	-	-	4,499
	12.00% Secured Debt	(7)	-	-	1,314	21,298	17	-	21,315
UniTek Global Services, Inc.	20.00% PIK Preferred Stock	(6)	-	(239)	149	2,833	149	239	2,743
	20.00% PIK Preferred Stock	(6)	-	(375)	-	374	-	374	-
	15.00% PIK Secured Debt	(6)	-	355	61	-	1,550	42	1,508
	8.50% (6.50% cash, 2.00% PIK) (2.00% PIK, L+5.50% Floor 1.00%) Secured Debt	(6)	-	62	130	2,426	163	442	2,147
Volusion, LLC	8.00% Unsecured Convertible Debt	(8)	-	118	16	291	118	-	409
	11.50% Secured Debt	(8)	-	992	1,170	19,243	991	-	20,234
	Preferred Member Units	(8)	-	-	-	5,990	-	-	5,990
Other Amounts related to			13,907	(4,476)	2,852	20,140	2,591	22,731	-

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
investments transferred to or from other 1940 Act classification during the period
Total Affiliate investments			$9,110	$16,232	$22,511	$366,301	$81,021	$59,846	$387,476

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $256,063. This represented 16.0% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $30,980. This represented 1.9% of net assets as of June 30, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $111,907. This represented 7.0% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $129,419. This represented 8.1% of net assets as of June 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $42,591. This represented 2.7% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $98,336. This represented 6.1% of net assets as of June 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $499,378. This represented 31.1% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $97,305. This represented 6.1% of net assets as of June 30, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $299,854. This represented 18.7% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $31,433. This represented 2.0% of net assets as of June 30, 2021.

(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)	Investment has an unfunded commitment as of June 30, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in Part II of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

ORGANIZATION

Main Street Capital Corporation (“MSCC” or “Main Street”) is a principal investment firm. MSCC wholly owns several investment funds, including Main Street Mezzanine Fund, LP (“MSMF”) and Main Street Capital III, LP (“MSC III” and, together with MSMF, the “Funds”), and each of their general partners. MSCC has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes.

COVID-19 UPDATE

The COVID-19 pandemic and its effect on the U.S. and global economies, including the current related impacts to supply chain delays, labor and material availability and price increases, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended June 30, 2022, we continued to work collectively with our employees and portfolio companies to navigate these significant challenges. Neither our management team nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation, we are unable to predict with any certainty the extent to which these events, or any future impacts related to the pandemic, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our lower middle market (“LMM”), Private Loan (as defined below) and middle market (“Middle Market”) investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million.

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

Private Loan investments generally consist of loans that have been originated directly by us or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest alongside the sponsor in the equity securities of our Private Loan portfolio companies.

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

Our portfolio investments are generally made through MSCC, the Taxable Subsidiaries and the Funds. MSCC, the Taxable Subsidiaries and the Funds share the same investment strategies and criteria, although they are subject to different regulatory regimes. An investor’s return in MSCC will depend, in part, on the Taxable Subsidiaries’ and the Funds’ investment returns as they are wholly-owned subsidiaries of MSCC.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team, our employees and our shareholders, and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed. Our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.5% and 1.4%, for the trailing twelve months ended June 30, 2022 and 2021, respectively, and 1.5% for the year ended December 31, 2021. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.3% for each of the trailing twelve months ended June 30, 2022 and 2021, and 3.4% for the year ended December 31, 2021. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $5.2 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively. The External Investment Manager earned base management fee income of $5.4 million and $4.2 million during the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, the External Investment Manager earned $0.1 million in incentive fee income. No incentive fee income was earned in the three months ended June 30, 2021. During the three months ended June 30, 2022, the External Investment Manager earned $0.2 million in administrative services fee income. No administrative services fee income was earned in the three months ended June 30, 2021. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended June 30, 2022 and 2021 of $3.5 million and $2.6 million, respectively. The total contribution to our net investment income was $10.3 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively. The External Investment Manager earned base management fee income of $10.9 million and $8.1 million during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the External Investment Manager earned $0.2 million in incentive fee income. No incentive fee income was earned in the six months ended June 30, 2021. During the six months ended June 30, 2022, the External Investment Manager earned $0.3 million in administrative services fee income. No administrative services fee income was earned in the six months ended June 30, 2021. Our total expenses are net of expenses allocated to the External Investment Manager for the six months ended June 30, 2022 and 2021 of $6.3 million and $5.0 million, respectively.

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

INVESTMENT PORTFOLIO SUMMARY

The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2022
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	75	82	34
Fair value	$1,816.3	$1,309.0	$363.5
Cost	$1,508.9	$1,347.9	$419.0
Debt investments as a % of portfolio (at cost)	71.9%	96.1%	92.9%
Equity investments as a % of portfolio (at cost)	28.1%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	99.0%	99.4%	99.2%
Weighted-average annual effective yield (b)	11.2%	8.5%	8.0%
Average EBITDA (c)	$7.5	$41.2	$71.4

(a)	At June 30, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2022 including debt investments on non-accrual status was 10.5% for our LMM portfolio, 8.3% for our Private Loan portfolio and 7.6% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	LMM (a)	Private Loan	Middle Market

	(dollars in millions)
Number of portfolio companies	73	75	36
Fair value	$1,716.4	$1,141.8	$395.2
Cost	$1,455.7	$1,157.5	$440.9
Debt investments as a % of portfolio (at cost)	70.9%	95.7%	93.3%
Equity investments as a % of portfolio (at cost)	29.1%	4.3%	6.7%
% of debt investments at cost secured by first priority lien	99.0%	98.7%	98.7%
Weighted-average annual effective yield (b)	11.2%	8.2%	7.5%
Average EBITDA (c)	$6.2	$41.3	$76.0

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for our LMM portfolio, 8.0% for our Private Loan portfolio and 6.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended June 30, 2022 and 2021, we achieved an annualized total return on investments of 6.5% and 19.7%, respectively. For the six months ended June 30, 2022 and 2021, we achieved an annualized total return on investments of 9.2% and 16.0%, respectively. For the year ended December 31, 2021, we achieved an annualized total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

As of June 30, 2022, we had Other Portfolio investments in 14 companies, collectively totaling $108.8 million in fair value and $116.1 million in cost basis and which comprised 2.9% and 3.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively.

As of June 30, 2022, we had one short-term portfolio investment, which was a secured debt investment that had $1.9 million in fair value and $2.0 million in cost basis and which comprised 0.1% of our Investment Portfolio at both fair value and cost. As of December 31, 2021, we had one short-term portfolio investment, which was a secured debt investment that had $2.0 million in both fair value and cost basis and which comprised 0.1% of our Investment Portfolio at both fair value and cost.

As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2022, this investment had a fair value of $118.3 million and a cost basis of $29.5 million, which comprised 3.2% and 0.9% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of our Investment Portfolio at fair value and cost, respectively.

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

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B—Summary of Significant Accounting Policies to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1.—Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of June 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service its debt obligation, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

Fee Income

We may periodically provide services, including structuring and advisory services to our portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into income over the life of the financing.

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9.—Summary of Significant Accounting Policies—Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2022 and 2021, (i) 1.7% and 3.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2022 and 2021, (i) 1.4% and 3.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.6% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2022	December 31, 2021
First lien debt	83.9%	82.5%
Equity	15.2%	16.2%
Second lien debt	0.3%	0.6%
Equity warrants	0.2%	0.3%
Other	0.4%	0.4%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
First lien debt	74.0%	74.3%
Equity	25.1%	24.6%
Second lien debt	0.3%	0.5%
Equity warrants	0.2%	0.2%
Other	0.4%	0.4%
	100.0%	100.0%

Our LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors—Risks Related to our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each LMM, Private Loan and Middle Market portfolio company and to monitor our expected level of returns on each of our LMM, Private Loan and Middle Market investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of June 30, 2022, our total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.2% of its cost. As of December 31, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 and June 30, 2021

Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and adjusted distributable net investment income, for the three months ended June 30, 2022 and June 30, 2021, respectively.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Total investment income	$85,200	$67,294	$17,906	27%
Total expenses	(30,474)	(24,899)	(5,575)	22%
Net investment income	54,726	42,395	12,331	29%
Net realized gain (loss) from investments	(5,064)	18,000	(23,064)	NM
Net unrealized appreciation (depreciation) from investments	(24,593)	44,441	(69,034)	NM
Income tax benefit (provision)	(10,320)	(9,726)	(594)	NM
Net increase in net assets resulting from operations	$14,749	$95,110	$(80,361)	(84)%

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$54,726	$42,395	$12,331	29%
Share‑based compensation expense	3,596	2,759	837	30%
Distributable net investment income(a)	$58,322	$45,154	$13,168	29%
Deferred compensation expense (benefit)	(1,225)	482	(1,707)	NM
Adjusted distributable net investment income (b)	$57,097	$45,636	$11,461	25%
Net investment income per share—Basic and diluted	$0.75	$0.62	$0.13	21%
Distributable net investment income per share—Basic and diluted (a)	$0.80	$0.66	$0.14	21%
Adjusted distributable net investment income—Basic and diluted (b)	$0.78	$0.67	$0.11	16%
NM	Net change % not meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.
(b)	Adjusted distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impacts of share-based compensation expense and deferred compensation expense or benefit which are non-cash in nature. We believe presenting adjusted distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation and deferred compensation expense or benefit do not require settlement in cash. However, adjusted distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, adjusted distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted distributable net investment income is presented in the table above. In future quarters, we plan to eliminate the historical disclosure of distributable net investment income and present adjusted distributable net investment income under the heading of distributable net investment income.

Investment Income

Total investment income for the three months ended June 30, 2022 was $85.2 million, a 27% increase from the $67.3 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$63,984	$45,944	$18,040	39%	(a)
Dividend income	17,913	18,619	(706)	(4)%	(b)
Fee income	3,303	2,731	572	21%	(c)
Total investment income	$85,200	$67,294	$17,906	27%	(d)

(a)	The increase in interest income was primarily due to higher average levels of Investment Portfolio debt investments following (i) net origination activity in our LMM portfolio of $348.6 million and $52.3 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively, and (ii) net origination activity in our Private Loan portfolio of $370.3 million and $186.5 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively and a $2.3 million increase in accelerated prepayment repricing and other activity related to certain investment portfolio debt investments.
(b)	The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $3.7 million decrease related to dividend income considered to be less consistent or non-recurring, partially offset by continued strong dividend income from a variety of portfolio companies resulting from the improved operating results, financial condition and liquidity positions of certain of our portfolio companies.
(c)	The increase in fee income was primarily related to a $0.5 million increase from refinancing and prepayment of debt investments.
(d)	The increase in total investment income includes a net reduction in the impact of certain income considered less consistent or non-recurring, including a $3.7 million decrease in dividend income, partially offset by a $2.3 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the three months ended June 30, 2022 were $30.5 million, a 22% increase from the $24.9 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Employee compensation expenses	$10,032	$6,287	$3,745	60%	(a)
Deferred compensation plan expense (benefit)	(1,225)	608	(1,833)	(301)%	(b)
Total compensation expense	8,807	6,895	1,912	28%
G&A expense	4,238	3,417	821	24%
Interest expense	17,295	14,400	2,895	20%	(c)
Share-based compensation expense	3,596	2,759	837	30%
Gross expenses	33,936	27,471	6,465	24%
Allocation of expenses to the External Investment Manager	(3,462)	(2,572)	(890)	35%
Total expenses	$30,474	$24,899	$5,575	22%

(a)	The increase in compensation expense is primarily related to increased headcount, base compensation rates and incentive compensation accruals.
(b)	The change in the non-cash deferred compensation plan expense (benefit) was due to the comparable period reduction to compensation expense resulting from a decrease in the fair value of deferred compensation plan assets and corresponding liabilities in the second quarter of 2022 compared to an increase in such fair values in the corresponding period of 2021.
(c)	The increase in interest expense was primarily related to increased borrowings to support our investment activity, including an aggregate of $200.0 million in principal amount of our 3.00% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below) issued in October 2021 and greater amounts of borrowings under our multi-year revolving credit facility (our “Credit Facility”).

Net Investment Income

Net investment income for the three months ended June 30, 2022 increased 29% to $54.7 million, or $0.75 per share, compared to net investment income of $42.4 million, or $0.62 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the three months ended June 30, 2022, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring offset by a decrease in compensation expense of $0.02 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income

Distributable net investment income for the three months ended June 30, 2022 increased 29% to $58.3 million, or $0.80 per share, compared with $45.2 million, or $0.66 per share, in the corresponding period of 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding share-based compensation expense, both as discussed above. The increase in distributable net investment income per share reflects these changes and the net impact of the increase in weighted average shares outstanding for the three months ended June 30, 2022, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring, offset by a $0.02 per share decrease in compensation expense resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Adjusted Distributable Net Investment Income

Adjusted distributable net investment income for the three months ended June 30, 2022 increased 25% to $57.1 million, or $0.78 per share, compared with $45.6 million, or $0.67 per share, in the corresponding period of 2021. The increase in adjusted distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in adjusted distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the three months ended June 30, 2022, primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in adjusted distributable net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $5.1 million for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$-	-	$-	-	$-	-	$(450)	$(450)
Private Loan Portfolio	-	-	-	-	-	-	216	216
Middle Market Portfolio	(6,069)	1	-	-	-	-	-	(6,069)
Other Portfolio	-	-	1,038	1	-	-	201	1,239
Short-term Portfolio	-	-	-	-	-	-	-	-
Total net realized gain/(loss)	$(6,069)	1	$1,038	1	$-	-	$(33)	$(5,064)

(a)	Other activity includes realized gains and losses from transactions involving 10 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized depreciation of $24.6 million for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
		Private	Middle
	LMM(a)	Loan	Market	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$0.5	$(2.0)	$6.0	$(1.2)		$3.3
Net unrealized appreciation (depreciation) relating to portfolio investments	25.2	(23.4)	(15.1)	(14.6)	(b)	(27.9)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$25.7	$(25.4)	$(9.1)	$(15.8)		$(24.6)

(a)	LMM includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 25 LMM portfolio investments.
(b)	Other includes (i) $14.6 million of unrealized depreciation relating to the External Investment Manager and (ii) $1.2 million of unrealized depreciation relating to the Main Street Capital Corporation Deferred Compensation Plan (see “Related Party Transactions and Agreements” below), partially offset by $1.4 million of net unrealized appreciation relating to the Other Portfolio.

Income Tax Benefit (Provision)

The income tax provision for the three months ended June 30, 2022 of $10.3 million principally consisted of (i) a deferred tax provision of $9.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and (ii) a current tax provision of $0.8 million, related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and a $0.1 million provision for current U.S. federal and state income taxes. The income tax provision for the three months ended June 30, 2021 of $9.7 million principally consisted of (i) a deferred tax provision of $9.0 million, and (ii) a current tax provision of $0.7 million related to a $0.5 million provision for current U.S. federal and state income taxes, and a $0.2 million provision for excise tax on our estimated undistributed taxable income.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended June 30, 2022 was $14.7 million, or $0.20 per share, compared with $95.1 million, or $1.39 per share, during the three months ended June 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and June 30, 2021

Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income and adjusted distributable net investment income, for the six months ended June 30, 2022 and June 30, 2021, respectively.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Total investment income	$164,596	$130,102	$34,494	27%
Total expenses	(57,657)	(47,954)	(9,703)	20%
Net investment income	106,939	82,148	24,791	30%
Net realized gain (loss) from investments	(1,728)	2,270	(3,998)	NM
Net unrealized appreciation (depreciation) from investments	(9,841)	78,440	(88,281)	NM
Income tax benefit (provision)	(15,417)	(10,407)	(5,010)	NM
Net increase in net assets resulting from operations	$79,953	$152,451	$(72,498)	(48)%

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$106,939	$82,148	$24,791	30%
Share‑based compensation expense	6,414	5,092	1,322	26%
Distributable net investment income(a)	$113,353	$87,240	$26,113	30%
Deferred compensation expense (benefit)	(1,601)	728	(2,329)	NM
Adjusted distributable net investment income (b)	$111,752	$87,968	$23,784	27%
Net investment income per share—Basic and diluted	$1.47	$1.20	$0.27	23%
Distributable net investment income per share—Basic and diluted (a)	$1.56	$1.28	$0.28	22%
Adjusted distributable net investment income—Basic and diluted (b)	$1.54	$1.29	$0.25	19%

NM	Net change % not meaningful
(a)	Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of share-based compensation expense which is non-cash in nature. We believe presenting distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation does not require settlement in cash. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is presented in the table above.

(b)	Adjusted distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impacts of share-based compensation expense and deferred compensation expense or benefit which are non-cash in nature. We believe presenting adjusted distributable net investment income and related per share amounts is useful and appropriate supplemental disclosure of information for analyzing our financial performance since share-based compensation and deferred compensation expense or benefit do not require settlement in cash. However, adjusted distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement to net investment income and other earnings measures presented in accordance with U.S. GAAP. Instead, adjusted distributable net investment income should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted distributable net investment income is presented in the table above. In future quarters, we plan to eliminate the historical disclosure of distributable net investment income and present adjusted distributable net investment income under the heading of distributable net investment income.

Investment Income

Total investment income for the six months ended June 30, 2022 was $164.6 million, a 27% increase from the $130.1 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest Income	$123,426	$89,416	$34,010	38%	(a)
Dividend Income	34,535	36,316	(1,781)	(5)%	(b)
Fee Income	6,635	4,370	2,265	52%	(c)
Total Investment Income	$164,596	$130,102	$34,494	27%	(d)

(a)	The increase in interest income was primarily due to higher average levels of Investment Portfolio debt investments following (i) net origination activity in our LMM portfolio of $348.6 million and $52.3 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively, and (ii) net origination activity in our Private Loan portfolio of $370.3 million and $186.5 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively.
(b)	The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $6.6 million decrease related to dividend income considered to be less consistent or non-recurring, partially offset by continued strong dividend income from a variety of portfolio companies resulting from the improved operating results, financial condition and liquidity positions of certain of our portfolio companies.
(c)	The increase in fee income is primarily related to (i) a $1.2 million increase related to higher originations of Investment Portfolio investments as discussed above and (ii) a $1.0 million increase from refinancing and prepayment of debt investments.
(d)	The increase in total investment income includes a net reduction in the impact of certain income considered less consistent or non-recurring, including a $6.6 million decrease in dividend income, partially offset by a $3.0 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses

Total expenses for the six months ended June 30, 2022 were $57.7 million, a 20% increase from the $48.0 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Employee compensation expenses	$17,576	$12,238	$5,338	44%	(a)
Deferred compensation plan expense (benefit)	(1,500)	978	(2,478)	(253)%	(b)
Total compensation expense	16,076	13,216	2,860	22%
G&A expense	7,464	6,392	1,072	17%
Interest expense	33,982	28,206	5,776	20%	(c)
Share-based compensation expense	6,414	5,092	1,322	26%
Gross expenses	63,936	52,906	11,030	21%
Allocation of expenses to the External Investment Manager	(6,279)	(4,952)	(1,327)	27%
Total expenses	$57,657	$47,954	$9,703	20%

(a)	The increase in compensation expense is primarily related to increased headcount, base compensation rates and incentive compensation accruals.
(b)	The change in the non-cash deferred compensation plan expense was due to the comparable period reduction to compensation expense resulting from a decrease in the fair value of deferred compensation plan assets and corresponding liabilities in the first quarter of 2022 compared to an increase in such fair values in the corresponding period of 2021.
(c)	The increase in interest expense was primarily related to increased borrowings to support our investment activity, including an aggregate of $200.0 million in principal amount of our 3.00% Notes issued in October 2021 and greater amounts of borrowings under our Credit Facility.

Net Investment Income

Net investment income for the six months ended June 30, 2022 increased 30% to $106.9 million, or $1.47 per share, compared to net investment income of $82.1 million, or $1.20 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the six months ended June 30, 2022, primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in net investment income on a per share basis includes (i) a $0.06 per share decrease in investment income considered less consistent or non-recurring and (ii) a decrease in compensation expense of $0.03 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income

Distributable net investment income for the six months ended June 30, 2022 increased 30% to $113.4 million, or $1.56 per share, compared with $87.2 million, or $1.28 per share, in the corresponding period of 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding share-based compensation expense, both as discussed above. The increase in distributable net investment income per share reflects these changes and the net impact of the increase in weighted average shares outstanding for the six months ended June 30, 2022, primarily due to shares issued through the ATM Program, shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes (i) a $0.06 per share decrease in investment income considered less consistent or non-recurring and (ii) a decrease in compensation expense of $0.03 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Adjusted Distributable Net Investment Income

Adjusted distributable net investment income for the six months ended June 30, 2022 increased 27% to $111.8 million, or $1.54 per share, compared with $88.0 million, or $1.29 per share, in the corresponding period of 2021. The increase in adjusted distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in adjusted distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the six months ended June 30, 2022, primarily due to shares issued through the ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), shares issued pursuant to our equity incentive plans and shares issued pursuant to our dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes a $0.06 per share decrease in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $1.7 million for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$-	-	$-	-	$-	-	$(458)	$(458)
Private Loan Portfolio	1,560	1	-	-	-	-	185	1,745
Middle Market Portfolio	(6,069)	1	-	-	-	-	-	(6,069)
Other Portfolio	-	-	2,569	2	-	-	441	3,010
Short-term Portfolio	-	-	-	-	-	-	44	44
Total net realized gain/(loss)	$(4,509)	2	$2,569	2	$-	-	$212	$(1,728)

(a)	Other activity includes realized gains and losses from transactions involving 10 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized depreciation of $9.8 million for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
		Private	Middle
	LMM(a)	Loan	Market	Other		Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$0.9	$(2.5)	$6.0	$(2.9)		$1.5
Net unrealized appreciation (depreciation) relating to portfolio investments	45.7	(20.4)	(15.7)	(20.9)	(b)	(11.3)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$46.6	$(22.9)	$(9.7)	$(23.8)		$(9.8)

(a)	LMM includes unrealized appreciation on 31 LMM portfolio investments and unrealized depreciation on 30 LMM portfolio investments.

(b)	Other includes (i) $22.1 million of unrealized depreciation relating to the External Investment Manager and (ii) $1.6 million of net unrealized depreciation relating to the Main Street Capital Corporation Deferred Compensation Plan, partially offset by $1.5 million of net unrealized appreciation relating to the Other Portfolio.

Income Tax Benefit (Provision)

The income tax provision for the six months ended June 30, 2022 of $15.4 million principally consisted of (i) a deferred tax provision of $13.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.1 million related to a $1.4 million provision for excise tax on our estimated undistributed taxable income and a $0.7 million provision for current U.S. federal and state income taxes. The income tax benefit for the six months ended June 30, 2021 of $10.4 million principally consisted of (i) a deferred tax provision of $9.1 million and (ii) a current tax provision of $1.3 million primarily related to a $0.8 million provision for current U.S. federal and state income taxes and a $0.5 million provision for excise tax in our estimated undistributed taxable income.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the six months ended June 30, 2022 was $80.0 million, or $1.10 per share, compared with $152.5 million, or $2.23 per share, during the six months ended June 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the six months ended June 30, 2022, we realized a net increase in cash and cash equivalents of $10.8 million, which is the result of $50.2 million of cash provided by our financing activities, offset by $39.4 million of cash used in our operating activities.

The $39.4 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $540.4 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2021 and (ii) cash payments of $15.0 million related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $412.1 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $103.9 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.

The $50.2 million of cash provided by our financing activities principally consisted of (i) $89.2 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan and (ii) $60.0 million in net proceeds from the Credit Facility, partially offset by (i) $94.1 million in cash dividends paid to stockholders and (ii) $4.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.

Capital Resources

As of June 30, 2022, we had $43.4 million in cash and cash equivalents and $475.0 million of unused capacity under the Credit Facility which we maintain to support our investment and operating activities. As of June 30, 2022, our net asset value totaled $1,865.2 million, or $25.37 per share.

The Credit Facility provides additional liquidity to support our investment and operational activities. As of June 30, 2022, the Credit Facility included total commitments of $855.0 million from a diversified group of 18 lenders, held a maturity date in April 2026 and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.2 billion. As of June 30, 2022, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable LIBOR rate plus (i) 1.875% (or the applicable Prime Rate plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of June 30, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of June 30, 2022, we had $380.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 2.9% and we were in compliance with all financial covenants of the Credit Facility.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2022 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is 5.6 years as of June 30, 2022. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2022, the outstanding principal balance of the 4.50% Notes was $185.0 million.

The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of June 30, 2022, we were in compliance with these covenants.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The

5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2022, the outstanding principal balance of the 5.20% Notes was $450.0 million.

The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of June 30, 2022, we were in compliance with these covenants.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2022, the outstanding principal balance of the 3.00% Notes was $500.0 million.

The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of June 30, 2022, we were in compliance with these covenants.

We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2022, we sold 2,159,117 shares of our common stock at a weighted-average price of $41.71 per share and raised $90.1 million of gross proceeds under the ATM Program. Net proceeds were $88.9 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2022, sales transactions representing 61,757 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statement of Operations and in the shares used to calculate the net asset value per share. In March 2022, we entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of June 30, 2022, 13,710,949 shares remained available for sale under the ATM Program.

During the year ended December 31, 2021, we sold 2,332,795 shares of our common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statement of Operations and in the shares used to calculate the net asset value per share.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of June 30, 2022, our BDC asset coverage ratio was 223%.

Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13 – Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2022, we had a total of $263.6 million in outstanding commitments comprised of (i) 74 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2022, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
3.00% Notes due 2026	$—	$—	$—	$—	$500,000	$—	$500,000
Interest due on 3.00% Notes due 2026	7,517	15,000	15,000	15,000	15,000	—	67,517
5.20% Notes due 2024	—	—	450,000	—	—	—	450,000
Interest due on 5.20% Notes due 2024	11,700	23,400	11,700	—	—	—	46,800
SBIC debentures	—	16,000	63,800	—	—	270,200	350,000
Interest due on SBIC debentures	5,166	9,899	8,455	7,228	7,228	15,565	53,541
4.50% Notes due 2022	185,000	—	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	—	—	—	—	—	4,163
Operating Lease Obligation (1)	395	804	818	832	846	933	4,628
Total	$213,941	$65,103	$549,773	$23,060	$523,074	$286,698	$1,661,649
(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of June 30, 2022, we had $380.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is scheduled to mature in April 2026.

Related Party Transactions and Agreements

As discussed further above, the External Investment Manager is treated as a wholly-owned portfolio company of ours and is included as part of our Investment Portfolio. At June 30, 2022, we had a receivable of $6.3 million due from the External Investment Manager, which included $4.5 million related primarily to operating expenses incurred by us as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to us under a tax sharing agreement (see further discussion in Note B.9—Summary of Significant Accounting Policies—Income Taxes and Note D – External Investment Manager included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q) and $1.7 million of dividends declared but not paid by the External Investment Manager. We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients. See Note A.1—Organization and Basis of Presentation—Organization and Note D – External Investment Manager included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding the External Investment Manager.

From time to time, we may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by our Board of Directors. In January 2021, we entered into a Term Loan Agreement with MSC Income (the “Term Loan Agreement”). The Term Loan Agreement was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act and the board of directors of MSC Income, including each director who is not an “interested person” of MSC Income or the External Investment Manager. The Term Loan Agreement initially provided for a term loan of $40.0 million to MSC Income, bearing interest at a fixed rate of 5.00% per annum, and maturing in January 2026. The Term Loan Agreement was amended in July 2021 to provide for borrowings up to an additional $35.0 million, $20.0 million of which was funded upon signing of the amendment and $15.0 million available in two additional advances during the six months following the amendment date. Borrowings under the Term Loan Agreement were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income. In October 2021, MSC Income fully repaid all borrowings outstanding under the Term Loan Agreement and the Term Loan Agreement was extinguished.

In May 2022, we purchased 94,697 shares of common stock of MSC Income totaling $750,000 from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. Our purchase of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of June 30, 2022, we owned 94,697 shares of MSC Income. In addition, certain of our officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.

In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, we committed to contribute up to $10.0 million as a limited partner and will be entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of our officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of June 30, 2022, we have funded $11.3 million of our limited partner commitment and our unfunded commitment was $3.7 million. Our limited partner commitment to the Private Loan Fund was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.

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

In March 2022, we provided the Private Loan Fund with a new revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.

In November 2015, our Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2022, $14.9 million of compensation, plus net unrealized gains and losses and investment income and minus distributions had been deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.1 million had been deferred into phantom Main Street stock units, representing 158,865 shares of our common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

Recent Developments

In August 2022, we declared a supplemental cash dividend of $0.10 per share payable in September 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the third quarter of 2022 of $0.215 per share for each of July, August and September 2022 or total monthly cash dividends of $0.645 per share for the quarter.

In August 2022, we declared regular monthly dividends of $0.22 per share for each  of October, November and December of 2022. These regular monthly dividends equal a total of $0.66 per share for the fourth quarter of 2022, representing a 4.8% increase from the regular monthly dividends paid in the fourth quarter of 2021. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2022 we will have paid $35.02 per share in cumulative dividends since our October 2007 initial public offering.

During August 2022, we amended our Credit Facility to, among other changes, (i) increase the revolving commitments by lenders to $920.0 million, and with the right to request an increase in commitments under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion, subject to certain conditions, (ii) extend the revolving period under the Credit Facility to August 4, 2026 and the final maturity date of the Credit Facility to August 4, 2027, (iii) transition the reference rate used to determine the borrowing interest rate from LIBOR to Term SOFR (“SOFR”) plus an applicable credit spread adjustment, while maintaining the interest rate spread of 1.875%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR, SOFR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2022, 75% of our debt investment portfolio (at cost) bore interest at floating rates, 94% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR (or after August 4, 2022, SOFR) rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes, 5.20% Notes and 3.00% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2022.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(23,680)	$4,066	$(19,614)	$(0.27)
(100)	(19,055)	3,800	(15,255)	(0.21)
(50)	(10,404)	1,900	(8,504)	(0.12)
(25)	(5,395)	950	(4,445)	(0.06)
25	4,938	(950)	3,988	0.05
50	10,206	(1,900)	8,306	0.11
75	15,475	(2,850)	12,625	0.17
100	20,745	(3,800)	16,945	0.23
125	26,014	(4,750)	21,264	0.29
150	31,283	(5,700)	25,583	0.35

The hypothetical results assume that all LIBOR, SOFR and prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and prime rate reset dates would vary throughout the period, on either a monthly or quarterly basis, for both our investments and our Credit Facility. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that we filed with the SEC on February 25, 2022, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we issued 132,156 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2022 under the dividend reinvestment plan was $5.0 million.

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
10.1

Third Amendment, dated as of August 4, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 4, 2022 (File No. 1-33723)).

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

Main Street Capital Corporation
/s/ DWAYNE L. HYZAK
Date: August 5, 2022	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ JESSE E. MORRIS
Date: August 5, 2022	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)
/s/ LANCE A. PARKER
Date: August 5, 2022	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)