Form 10-Q
period 2022-09-30
Main Street Capital CORP
filed 2022-11-04
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:             to
Commission File Number: 001-33723
Main Street Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	41-2230745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor Houston, TX	77056
(Address of principal executive offices)	(Zip Code)
(713) 350-6000
(Registrant’s telephone number including area code)
n/a
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MAIN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every
Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of November 3, 2022 was 77,253,793.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,199,446 and $1,107,597 as of September 30, 2022 and December 31, 2021, respectively)	$1,599,429	$1,489,257
Affiliate investments (cost: $576,047 and $578,539 as of September 30, 2022 and December 31, 2021, respectively)	552,581	549,214
Non‑Control/Non‑Affiliate investments (cost: $1,914,134 and $1,573,110 as of September 30, 2022 and December 31, 2021, respectively)	1,821,480	1,523,360
Total investments (cost: $3,689,627 and $3,259,246 as of September 30, 2022 and December 31, 2021, respectively)	3,973,490	3,561,831
Cash and cash equivalents	61,158	32,629
Interest and dividend receivable and other assets	74,283	56,488
Receivable for securities sold	20,929	35,125
Deferred financing costs (net of accumulated amortization of $10,203 and $9,462 as of September 30, 2022 and December 31, 2021, respectively)	5,106	4,217
Total assets	$4,134,966	$3,690,290
LIABILITIES
Credit facility	$561,000	$320,000
3.00% Notes due 2026 (par: $500,000 as of both September 30, 2022 and December 31, 2021)	498,004	497,609
5.20% Notes due 2024 (par: $450,000 as of both September 30, 2022 and December 31, 2021)	450,863	451,272
SBIC debentures (par: $350,000 ($16,000 due within one year) as of both September 30, 2022 and December 31, 2021)	343,618	342,731
4.50% Notes due 2022 (par: $185,000 as of both September 30, 2022 and December 31, 2021)	184,899	184,444
Accounts payable and other liabilities	40,158	40,469
Payable for securities purchased	—	5,111
Interest payable	16,673	14,926
Dividend payable	16,789	15,159
Deferred tax liability, net	43,542	29,723
Total liabilities	2,155,546	1,901,444
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 76,155,807 and 70,700,885 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	763	707
Additional paid‑in capital	1,952,992	1,736,346
Total undistributed earnings	25,665	51,793
Total net assets	1,979,420	1,788,846
Total liabilities and net assets	$4,134,966	$3,690,290
NET ASSET VALUE PER SHARE	$25.94	$25.29
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$41,367	$34,852	$110,751	$85,904
Affiliate investments	12,490	12,274	38,300	34,785
Non‑Control/Non‑Affiliate investments	44,530	29,653	113,930	86,192
Total investment income	98,387	76,779	262,981	206,881
EXPENSES:
Interest	(21,234)	(14,711)	(55,216)	(42,914)
Compensation	(10,404)	(9,576)	(26,480)	(22,790)
General and administrative	(4,018)	(3,047)	(11,483)	(9,439)
Share‑based compensation	(3,617)	(2,869)	(10,031)	(7,961)
Expenses allocated to the External Investment Manager	3,334	2,728	9,613	7,680
Total expenses	(35,939)	(27,475)	(93,597)	(75,424)
NET INVESTMENT INCOME	62,448	49,304	169,384	131,457
NET REALIZED GAIN (LOSS):
Control investments	(5,822)	8,786	(5,822)	(4,459)
Affiliate investments	601	(5,147)	1,340	3,962
Non‑Control/Non‑Affiliate investments	10,252	4,666	7,784	11,072
Total net realized gain	5,031	8,305	3,302	10,575
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	7,517	20,671	20,618	65,756
Affiliate investments	(1,069)	14,285	3,703	30,518
Non‑Control/Non‑Affiliate investments	(16,529)	3,675	(44,243)	20,798
Total net unrealized appreciation (depreciation)	(10,081)	38,631	(19,922)	117,072
INCOME TAXES:
Federal and state income, excise and other taxes	(1,540)	(953)	(3,658)	(2,242)
Deferred taxes	(520)	(11,331)	(13,819)	(20,449)
Income tax provision	(2,060)	(12,284)	(17,477)	(22,691)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$55,338	$83,956	$135,287	$236,413
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.83	$0.71	$2.31	$1.92
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.74	$1.22	$1.84	$3.45
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	75,036,522	69,021,826	73,363,281	68,557,362
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	117,388	2	3,626	—	3,628
Share‑based compensation	—	—	2,333	—	2,333
Purchase of vested stock for employee payroll tax withholding	(180)	—	(7)	—	(7)
Dividend reinvestment	106,651	1	3,698	—	3,699
Amortization of directors’ deferred compensation	—	—	195	—	195
Issuance of restricted stock	15,007	—	—	—	—
Dividends to stockholders	—	—	96	(41,893)	(41,797)
Net increase resulting from operations	—	—	—	57,346	57,346
Balances at March 31, 2021	68,000,898	$680	$1,625,881	$(86,397)	$1,540,164
Public offering of common stock, net of offering costs	231,795	2	9,396	—	9,398
Share‑based compensation	—	—	2,759	—	2,759
Purchase of vested stock for employee payroll tax withholding	(114,357)	(1)	(4,464)	—	(4,465)
Dividend reinvestment	91,632	1	3,755	—	3,756
Amortization of directors’ deferred compensation	—	—	163	—	163
Issuance of restricted stock, net of forfeited shares	321,821	3	(3)	—	—
Dividends to stockholders	—	—	96	(42,140)	(42,044)
Net increase resulting from operations	—	—	—	95,110	95,110
Balances at June 30, 2021	68,531,789	$685	$1,637,583	$(33,427)	$1,604,841
Public offering of common stock, net of offering costs	772,274	8	31,812	—	31,820
Share‑based compensation	—	—	2,869	—	2,869
Purchase of vested stock for employee payroll tax withholding	(13,818)	—	(575)	—	(575)
Dividend reinvestment	95,364	1	3,984	—	3,985
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	23,036	—	—	—	—
Dividends to stockholders	—	—	97	(42,833)	(42,736)
Net increase resulting from operations	—	—	—	83,956	83,956
Balances at September 30, 2021	69,408,645	$694	$1,675,917	$7,696	$1,684,307

Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654
Public offering of common stock, net of offering costs	662,828	7	25,626	—	25,633
Share‑based compensation	—	—	3,596	—	3,596
Purchase of vested stock for employee payroll tax withholding	(115,071)	(1)	(4,894)	—	(4,895)
Dividend reinvestment	132,156	1	4,999	—	5,000
Amortization of directors’ deferred compensation	—	—	130	—	130
Issuance of restricted stock, net of forfeited shares	467,238	5	(5)	—	—
Dividends to stockholders	—	—	114	(52,818)	(52,704)
Net increase resulting from operations	—	—	—	14,749	14,749
Balances at June 30, 2022	73,517,558	$735	$1,837,305	$27,123	$1,865,163
Public offering of common stock, net of offering costs	2,618,225	26	105,323	—	105,349
Share‑based compensation	—	—	3,617	—	3,617
Purchase of vested stock for employee payroll tax withholding	(1,106)	—	(48)	—	(48)
Dividend reinvestment	164,216	2	6,555	—	6,557
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	9,937	—	—	—	—
Dividends to stockholders	—	—	119	(56,796)	(56,677)
Net increase resulting from operations	—	—	—	55,338	55,338
Balances at September 30, 2022	76,308,830	$763	$1,952,992	$25,665	$1,979,420
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$135,287	$236,413
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(911,273)	(911,095)
Proceeds from sales and repayments of debt investments in portfolio companies	441,860	530,964
Proceeds from sales and return of capital of equity investments in portfolio companies	64,161	83,376
Net unrealized (appreciation) depreciation	19,922	(117,072)
Net realized gain	(3,302)	(10,575)
Accretion of unearned income	(9,908)	(10,972)
Payment-in-kind interest	(3,511)	(6,280)
Cumulative dividends	(1,390)	(1,296)
Share-based compensation expense	10,031	7,961
Amortization of deferred financing costs	2,068	2,277
Deferred tax provision	13,819	20,449
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(18,984)	(669)
Interest payable	1,747	6,645
Accounts payable and other liabilities	199	7,576
Deferred fees and other	1,946	3,586
Net cash used in operating activities	(257,328)	(158,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	194,504	44,846
Proceeds from public offering of 3.00% Notes due 2026	—	300,000
Dividends paid	(143,075)	(114,471)
Proceeds from issuance of SBIC debentures	—	80,200
Repayments of SBIC debentures	—	(40,000)
Proceeds from credit facility	730,000	645,000
Repayments on credit facility	(489,000)	(714,000)
Debt issuance costs, net	(1,629)	(10,166)
Purchases of vested stock for employee payroll tax withholding	(4,943)	(5,047)
Net cash provided by financing activities	285,857	186,362
	—
Net increase in cash and cash equivalents	28,529	27,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,629	31,919
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,158	$59,569

Supplemental cash flow disclosures:
Interest paid	$51,306	$33,898
Taxes paid	$4,896	$2,046
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$16,370	$11,440
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L +	10.00%		8/16/2024	$—	$(3)	$(3)
			Secured Debt	(9)	8/16/2019		12.63%	L +	10.00%		8/16/2024	4,735	4,595	4,595
			Preferred Member Units		8/16/2019	3,200	12.63%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	3,844
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,535	8,436
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	300	300	300
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,648	1,648
			Member Units		8/1/2013	1,500							1,500	800
													3,448	2,748
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	1,859	1,859	800
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,857	1,298
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,442	2,098
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,320
													2,295	4,031
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/31/2027	—	(8)	(8)
			Secured Debt		3/7/2022		11.00%				3/31/2027	11,025	10,927	10,927
			Preferred Stock		3/7/2022	4,073							4,095	4,095
													15,014	15,014
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (25)	12/31/2020			L +	8.00%		12/31/2025	—	—	—
			Secured Debt	(9)	12/31/2020		12.63%	L +	10.00%		12/31/2025	99,194	98,615	99,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	27,010
													112,615	126,204
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		12.56%	L +	10.00%		1/9/2023	6,088	6,084	6,084
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,670
													10,364	11,754
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(30)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Preferred Member Units	(8) (30)	7/25/2016	17,742							1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,260
												12,945	15,073
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,370

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		12.38%	L +	10.00%		7/29/2026	28,000	27,948	28,000
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	21,025
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			3,853	3,853
												42,576	52,878
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	48,250

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			L +	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		11.63%	L +	9.00%		1/4/2026	15,030	14,947	14,947
		Preferred Member Units		1/4/2019	13,309							6,122	8,160
												21,069	23,107
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			L +	6.00%		2/26/2023	—	—	—
		Secured Debt	(9)	2/26/2018		10.63%	L +	8.00%		2/26/2023	17,466	17,438	17,466
		Member Units	(8)	2/26/2018	4,347							11,440	22,330
		Member Units	(8) (30)	11/2/2018	1,047,146							1,773	1,991
												30,651	41,787
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,635	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	13,210
												6,598	18,904
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		12.13%	L +	9.50%		1/15/2024	10,480	10,430	10,430
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,057	1,047	1,047
		Member Units	(8)	12/20/2016	717							7,280	9,490
		Member Units	(30)	12/20/2016	800							210	610
												18,967	21,577
CMS Minerals Investments	Oil & Gas Exploration & Production

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8) (30)	4/1/2016	100							1,423	1,890

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9) (25)	3/6/2020			L +	10.50%		12/17/2026	—	(11)	(11)
			Secured Debt	(9)	3/6/2020		13.63%	L +	10.50%		12/17/2026	41,225	40,924	41,225
			Preferred Member Units	(8) (30)	3/6/2020	587							8,317	57,210
													49,230	98,424
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	23,625	23,451	23,451
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	9,210
													31,131	32,661
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		11.63%	L +	9.00%		1/29/2024	5,350	5,339	5,350
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	18,570
													7,314	23,920
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.75%							710	710

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	223	223	223
			Secured Debt		3/31/2021		7.50%				12/31/2025	8,690	8,217	7,749
			Preferred Member Units	(8)	3/31/2021	9,000							2,610	2,670
													11,050	10,642
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		12.63%	L +	10.00%		4/1/2023	15,863	15,844	15,844
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													25,345	25,679
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		13.63%	L +	11.00%		2/13/2024	3,400	3,386	3,400
			Secured Debt	(9)	2/13/2018		13.63%	L +	11.00%		2/13/2024	23,050	22,966	23,050
			Preferred Stock	(8)	2/13/2018	8,400							8,400	22,220
													34,752	48,670
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		9.25%	L +	6.50%		10/31/2026	7,600	7,536	7,600

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/29/2021		13.75%	L +	11.00%		10/31/2026	21,200	21,027	21,200
			Preferred Equity	(8)	10/29/2021	9,360							10,400	13,840
													38,963	42,640
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25)	6/24/2016			L +	8.00%		1/1/2025	—	—	—
			Secured Debt	(9)	6/24/2016		10.63%	L +	8.00%		1/1/2025	24,078	24,019	24,078
			Member Units	(8)	6/24/2016	9,042							17,692	46,470
													41,711	70,548
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9) (37)	7/15/2013		9.50%	L +	8.00%		7/31/2023	3,826	3,826	3,826
			Member Units	(8)	7/15/2013	1,200							1,200	1,990
													5,026	5,816
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		10.56%	L +	8.00%		10/29/2026	40,493	40,301	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	46,190
													53,366	86,683
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	5,810

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25)	9/29/2017			L +	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				6/30/2027	2,400	2,400	2,284
			Member Units		4/29/2016	3,681							3,681	—
			Member Units		7/1/2022	63,720							5,600	3,920
													11,681	6,204
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.26%							3,895	7,142
			LP Interests (2717 HPP-MS, L.P.)	(31)	3/11/2022	49.26%							244	244
													4,139	7,386
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	3,280

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		12.25%	P +	6.75%		11/14/2023	2,450	2,442	2,450

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	11/14/2006	627							811	14,970
													3,253	17,420
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (25)	12/10/2021			L +	11.50%		12/10/2026	—	(15)	(15)
			Secured Debt	(9)	12/10/2021		14.13%	L +	11.50%		12/10/2026	9,999	9,915	9,999
			Preferred Equity	(8)	12/10/2021	3,150							3,150	5,880
													13,050	15,864
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,419	25,419
			Common Stock	(8)	3/28/2022	107,406							10,741	10,741
													36,160	36,160
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325							783	14,390

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	20,415	20,361	20,361
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,888	3,851	3,851
			Member Units		10/31/2018	581							12,240	9,250
			Member Units	(8) (30)	10/31/2018	800							992	2,460
													37,444	35,922
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		13.38%	L +	11.00%		7/28/2023	5,000	5,000	5,000
			Secured Debt	(14)	7/28/2017		12.00%			12.00%	7/28/2023	26,079	25,952	2,871
			Member Units		7/28/2017	743,921							16,642	—
													47,594	7,871
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%				12/31/2022	6,236	6,236	2,709
			Preferred Member Units		3/15/2019	66,000							4,400	—
			Preferred Member Units		9/1/2015	4,000							6,000	—
													16,636	2,709
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021						12/31/2024	—	—	—
			LP Interests	(8) (31)	1/26/2021	14.51%							14,250	14,351
													14,250	14,351
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	1							29,500	112,490

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	94,697							750	761

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2024	5,746	5,746	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	20,700
													8,466	26,446
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955							2,975	11,180

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%				12/31/2025	18,281	18,160	18,281
			Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,429	10,500
			Preferred Member Units		12/31/2020	6,987							6,987	7,700
													35,576	36,481
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%				2/28/2025	160	160	160
			Secured Debt		2/28/2018		11.00%				2/28/2025	12,265	12,110	9,053
			Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	1,110
													20,483	10,323
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%				3/20/2023	2,080	2,080	2,080
			Member Units	(8)	12/22/2011	65,962							3,717	4,790
													5,797	6,870
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		9.13%	L +	6.50%		1/31/2025	4,400	4,399	4,399
			Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,411	18,411
			Preferred Member Units		1/31/2017	406							10,200	10,200
													33,010	33,010
OMi Topco, LLC		Manufacturer of Overhead Cranes
			Secured Debt		8/31/2021		12.00%				8/31/2026	16,250	16,122	16,250
			Preferred Member Units	(8)	4/1/2008	900							1,080	20,680
													17,202	36,930
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (25)	7/30/2021			L +	11.00%		7/31/2026	—	—	—
			Secured Debt	(9)	7/30/2021		13.63%	L +	11.00%		7/31/2026	23,600	23,417	23,417

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Preferred Stock	(8) (30)	7/30/2021	10,000							10,000	10,000
												33,417	33,417
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt	(25)	4/27/2020						4/27/2025	—	—	—
		Secured Debt		4/27/2020		12.00%				4/27/2025	28,681	28,521	28,681
		Member Units	(8)	4/27/2020	13,800							13,000	41,820
												41,521	70,501
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			L +	7.00%		11/15/2027	—	(9)	(9)
		Secured Debt	(9)	11/15/2016		8.75%	L +	7.00%		11/15/2027	19,655	19,416	19,655
		Common Stock	(8)	6/10/2010	2,000							2,150	19,510
		Common Stock		6/14/2022	156,574							157	157
												21,714	39,313
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,897	5,800	5,800
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	12,230
		Common Stock		1/27/2021	1,037							1,200	790
												12,709	18,820
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,613	625

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(30)	12/20/2013	1,500							369	3,460

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9) (25)	12/15/2021			L +	11.00%		12/15/2026	—	(38)	(38)
		Secured Debt	(9)	12/15/2021		13.63%	L +	11.00%		12/15/2026	35,910	35,609	35,609
		Preferred Equity		12/15/2021	11,070							11,070	15,210
												46,641	50,781
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt		8/31/2018		12.00%				8/31/2023	1,840	1,840	1,840
		Secured Debt		8/31/2018		12.00%				8/31/2023	15,200	15,188	15,117
		Preferred Member Units		8/31/2018	533							9,068	7,137
												26,096	24,094
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units		1/6/2011	460							1,290	5,204
		Preferred Stock		1/26/2022	248							718	1,794
												2,008	6,998

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(25)	5/31/2019						5/31/2024	—	(5)	(5)
			Secured Debt		5/31/2019		12.00%				5/31/2024	8,320	8,288	8,320
			Common Stock	(8)	5/31/2019	615							4,655	7,420
													12,938	15,735
Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021		8.63%	L +	6.00%		12/1/2023	800	773	773
			Secured Debt	(30)	12/1/2021		11.50%				12/1/2026	30,400	30,144	30,146
			Preferred Equity	(8) (30)	12/1/2021	11,840							11,840	12,078
													42,757	42,997
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	1,000
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,676
			Preferred Member Units		6/30/2015	10,072							2,834	1,190
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	5,316
Subtotal Control Investments (80.8% of net assets at fair value)													$1,199,446	$1,599,429
Affiliate Investments
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	$11,200	$11,051	$10,976
			Common Stock		12/11/2020	593,928							3,148	75
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	75
													14,199	11,126
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	186							1,200	8,780

ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		11.14%	L +	7.50%		9/1/2026	6,879	6,304	6,707
			Unsecured Debt		9/1/2021		10.00%			10.00%	9/1/2028	3,309	2,205	2,465
			Common Stock		9/1/2021	583							—	—
													8,509	9,172

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		13.56%	L +	11.00%		4/8/2021	800	800	800
			Unsecured Debt	(9) (17)	4/8/2016		13.56%	L +	11.00%		4/8/2021	4,000	4,000	1,498
			Member Units		4/8/2016	800,000							800	—
			Preferred Stock (non-voting)		12/17/2018		15.00%			15.00%			162	—
													5,762	2,298
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000							2,256	3,320
													2,576	3,640
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/30/2015		9.00%				6/30/2023	17,525	17,525	14,006
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													22,295	14,006
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			L +	6.00%		12/17/2026	—	—	—
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,250	20,080	20,080
			Common Stock		12/17/2021	450,000							4,500	4,500
													24,580	24,580
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000							1,500	970

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		8.38%	L +	6.00%		3/12/2025	7,760	7,760	7,760
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,171	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	23,790
													32,691	50,824
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.40%							8,214	7,854

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	21,200	21,025	21,200
			Preferred Equity		11/19/2021	5,944							5,944	7,260
													26,969	28,460

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.24%							6,605	9,182
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.43%							2,097	2,916
													8,702	12,098
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000							2,000	350

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000							1,518	1,470

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(8) (31)	3/23/2015	9.30%							4,064	4,116
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	5.95%							6,630	6,175
													10,694	10,291
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,745	11,661	11,745
			Preferred Member Units	(8)	3/31/2021	226							4,900	7,140
													16,561	18,885
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (31)	8/9/2017	8.22%							2,558	4,331
			LP Interests (HPEP 4, L.P.)	(31)	7/12/2022	9.60%							1,896	1,896
			LP Interests (423 COR, LP)	(31)	6/2/2022	22.93%							1,400	1,400
													5,854	7,627
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		8.38%	L +	6.00%		1/15/2026	3,185	3,182	3,182
			Secured Debt		12/2/2016		8.00%				1/15/2026	37,800	37,675	37,800
			Preferred Member Units	(8)	12/2/2016	226							2,850	19,080
			Preferred Member Units	(30)	12/2/2016	226							150	1,000
													43,857	61,062
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,750
			Member Units	(8)	1/8/2003	322,297							2,352	2,220

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													5,352	4,970
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015	—							19,000	12,507

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%				11/15/2026	4,600	4,564	4,564
			Secured Debt		9/1/2021		12.50%				11/15/2026	3,200	3,174	3,174
			Secured Debt		11/15/2021		12.50%				11/15/2026	8,944	8,944	8,944
			Secured Debt		11/15/2021		12.50%				11/15/2026	20,000	19,835	19,835
			Common Stock		8/3/2021	179,778							1,798	1,798
													38,315	38,315
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2022	964	964	690
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2022	983	983	703
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2022	2,116	2,116	1,515
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2022	4,415	4,415	3,160
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2022	197	197	197
			Preferred Stock	(14)	4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2023		1,089	—
													12,575	6,265
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (25)	8/6/2021			L +	11.00%		8/6/2023	—	—	—
			Secured Debt	(9)	8/6/2021		13.56%	L +	11.00%		8/6/2026	5,600	5,556	5,556
			Preferred Stock		8/6/2021	1,056							1,056	1,056
													6,612	6,612
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17) (39)	6/30/2015		12.00%				1/8/2018	30,369	29,865	—
			Preferred Member Units		1/8/2013	250							2,500	—
													32,365	—
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%				8/31/2023	2,250	2,250	2,250
			Secured Debt		8/31/2018		10.25%				8/31/2023	93,236	93,124	93,236
			Preferred Member Units	(8)	8/31/2018	157							1,218	14,950
													96,592	110,436
Slick Innovations, LLC		Text Message Marketing Platform

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		9/13/2018		11.00%				9/13/2023	4,240	4,209	4,240
			Common Stock		9/13/2018	70,000							700	1,640
			Warrants	(27)	9/13/2018	18,084					9/13/2028		181	440
													5,090	6,320
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		9.78%	L +	7.50%		8/20/2026	15,769	15,510	15,613
			Common Stock		8/20/2021	9,968							1,356	1,420
													16,866	17,033
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%				8/31/2025	21,500	21,367	21,367
			Preferred Member Units		8/31/2020	1,571							4,500	4,500
													25,867	25,867
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021						8/9/2026	—	(15)	(15)
			Secured Debt		8/9/2021		13.00%				8/9/2026	11,241	11,149	11,149
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													17,534	17,534
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	11.11%							3,123	5,354

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (29)	10/15/2018		10.76%	SF +	5.50%	2.00%	8/20/2024	403	403	380
			Secured Debt	(9) (29)	8/27/2018		10.76%	SF +	5.50%	2.00%	8/20/2024	1,804	1,793	1,701
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	2/20/2025	2,312	2,312	4,271
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,037	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	1,651
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													20,324	10,836
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(30)	12/7/2016	716,949	14.00%			14.00%			1,032	—
			Member Units	(30)	12/7/2016	4,000,000							4,000	—
													5,032	—
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%				1/26/2020	16,734	16,734	16,630
			Unsecured Convertible Debt		5/16/2018		8.00%				11/16/2023	409	409	409

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Warrants	(27)	1/26/2015	1,831,355					1/26/2025		2,576	—
													33,719	17,039
Subtotal Affiliate Investments (27.9% of net assets at fair value)													$576,047	$552,581
Non-Control Investments
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (29) (25)	9/6/2022			SF +	6.00%		9/6/2028	$—	$(41)	$(41)
			Secured Debt	(9) (29) (25)	9/6/2022			SF +	6.00%		9/6/2028	—	(82)	(82)
			Secured Debt	(9) (29)	9/6/2022		9.17%	SF +	6.00%		9/6/2028	17,052	16,582	16,582
													16,459	16,459
Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.78%	L +	8.50%		11/2/2025	1,678	1,668	1,664
			Secured Debt	(9)	11/2/2020		10.00%	L +	8.50%		11/2/2025	10,027	9,954	9,944
			Secured Debt	(9)	5/26/2021		14.78%	L +	12.50%		11/2/2025	817	811	817
													12,433	12,425
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		12.02%	L +	9.50%		10/26/2027	13,831	13,488	13,711
			Secured Debt	(9)	6/28/2022		12.02%	L +	9.50%		10/26/2027	4,368	4,265	4,330
													17,753	18,041
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	3/11/2022		12.75%	P +	6.50%		3/11/2027	3,547	3,547	3,418
			Secured Debt	(9)	3/11/2022		10.75%	L +	7.50%		3/11/2027	24,305	24,245	23,788
													27,792	27,206
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		8.80%	L +	5.75%		3/19/2026	21,286	20,964	19,676

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (29) (25)	8/31/2022			SF +	7.40%		8/31/2027	—	(144)	(144)
			Secured Debt	(9) (29)	8/31/2022		9.84%	SF +	7.40%		8/31/2027	37,545	36,830	36,830
			Common Stock		8/31/2022	235							1,734	1,734
													38,420	38,420
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	11/19/2021			L +	7.00%		11/19/2026	—	(11)	(11)
			Secured Debt	(9)	11/19/2021		8.01%	L +	7.00%		11/19/2026	6,633	6,578	6,633
													6,567	6,622
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (29)	3/11/2022		8.98%	SF +	6.75%		4/10/2026	15,667	15,430	15,287
			Secured Debt	(9) (29)	3/11/2022		10.98%	SF +	8.75%		4/10/2026	15,667	15,430	15,307
													30,860	30,594
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	9/17/2021		7.50%	L +	6.50%		12/8/2022	2,980	2,980	168
			Secured Debt	(9) (14)	5/19/2016		7.50%	L +	6.50%		6/8/2023	14,370	13,706	808
													16,686	976
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		9.97%	L +	7.00%		11/9/2026	4,678	4,562	4,131
			Secured Debt	(9)	11/9/2021		9.87%	L +	7.00%		11/9/2026	29,722	29,231	26,245
			Common Equity		11/9/2021	234							234	14
													34,027	30,390
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (29)	8/11/2022		9.65%	SF +	6.50%		8/11/2027	800	660	660
			Secured Debt	(9) (29)	8/11/2022		8.91%	SF +	6.50%		8/11/2027	67,597	66,281	66,281
			Common Stock		8/11/2022	1,387,832							1,388	1,388
													68,329	68,329
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		11.96%	P +	5.61%		12/21/2025	36,000	35,715	36,000

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (29) (25)	1/18/2022			SF +	6.50%		1/18/2027	—	—	—
			Secured Debt	(9) (29)	1/18/2022		7.84%	SF +	5.50%		1/18/2027	6,660	6,660	6,360
			Secured Debt	(9) (29)	1/18/2022		9.84%	SF +	7.50%		1/18/2027	6,660	6,660	6,384
			Common Stock		1/18/2022	720,000							720	720
													14,040	13,464
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		10.32%	L +	7.00%		12/15/2026	720	659	679
			Secured Debt	(9)	12/15/2021		10.29%	L +	7.00%		12/15/2026	12,148	11,944	11,452
			Common Equity		12/15/2021	360							360	258
													12,963	12,389
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%		10.50%	1.50%	1/6/2024	194	194	194

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8) (30)	7/6/2018	1,548,387	8.00%			8.00%			2,147	4,607
			Preferred Member Units	(8) (30)	11/12/2019	122,416	16.00%			16.00%			188	378
													2,529	5,179
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (29) (25)	6/30/2022			SF +	6.00%		6/30/2028	—	(79)	(79)
			Secured Debt	(9) (29)	6/30/2022		9.78%	SF +	6.75%	5.75%	6/30/2028	26,965	26,458	26,965
													26,379	26,886
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	560
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		11.29%	L +	8.50%		8/28/2025	6,303	6,303	6,193
			Common Stock	(8)	10/1/2020	723,184							1	5,445
													6,304	11,638
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P +	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P +	9.25%		7/22/2019	7,056	7,056	3,440
													7,817	4,201
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	1.31%							2,000	2,139
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.55%							7,062	4,564
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.59%							4,350	4,477
													13,412	11,180
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		7.52%	L +	5.00%		6/10/2026	620	590	620
			Secured Debt	(9)	6/14/2021		7.52%	L +	5.00%		6/10/2028	19,933	19,643	19,933
													20,233	20,553
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (34)	11/14/2017		11.31%	L +	8.50%	0.13%	11/14/2023	28,385	28,302	28,352

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		9.62%	L +	6.50%		6/4/2026	15,258	15,142	14,724

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25)	5/18/2022			L +	5.25%		5/18/2027	—	(11)	(11)
			Secured Debt	(9) (25)	5/18/2022			L +	5.25%		5/18/2027	—	—	—
			Secured Debt	(9)	5/18/2022		8.26%	L +	5.25%		5/18/2027	6,133	6,076	5,999
													6,065	5,988
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (29)	2/7/2022		9.08%	SF +	6.25%		2/7/2027	5,183	5,075	4,937
			Secured Debt	(9) (29) (28)	2/7/2022		7.70%	SF +	6.25%		2/7/2027	39,155	38,462	37,299
													43,537	42,236
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,729	2,729	10

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		10.13%	L +	7.50%		8/6/2026	5,000	4,923	4,519
			Secured Debt	(9)	8/6/2021		10.37%	L +	7.50%		8/6/2026	18,656	18,364	16,860
													23,287	21,379
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	20,795

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (29)	8/16/2022		11.13%	SF +	8.00%		8/16/2027	763	530	530
			Secured Debt	(9) (29) (25)	8/16/2022			SF +	8.00%		8/16/2027	—	(78)	(78)
			Secured Debt	(9) (29)	8/16/2022		11.31%	SF +	8.00%		8/16/2027	14,389	14,111	14,111
			Common Stock		8/16/2022	201							201	201
													14,764	14,764
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (25)	4/13/2018			L +	7.50%		4/13/2023	—	(2)	(2)
			Secured Debt	(9)	4/13/2018		10.44%	L +	7.50%		4/13/2023	7,824	7,803	7,486
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	270

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,132	1,132
													9,709	8,886
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (25)	7/17/2018			L +	8.50%		7/17/2023	—	—	—
			Secured Debt	(9)	9/28/2022		10.75%	L +	7.50%		7/17/2023	2,805	2,791	2,268
			Secured Debt	(9)	9/28/2022		12.75%	L +	9.50%		7/17/2023	2,805	2,791	2,147
													5,582	4,415
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		10.07%	L +	7.00%		10/30/2025	4,461	4,400	4,342
			Secured Debt	(9)	11/19/2020		10.07%	L +	7.00%		10/30/2025	5,053	4,995	4,918
			Secured Debt	(9)	11/19/2020		10.07%	L +	7.00%		10/30/2025	23,606	23,272	22,974
													32,667	32,234
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (29)	2/10/2022		9.38%	SF +	6.25%		2/10/2028	9,258	9,091	8,911

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.14%							3,587	2,184
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (31)	1/21/2015	0.38%							1,984	1,037
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.10%							3,755	2,177
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.15%							8,326	10,130
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.84%							5,358	1,583
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.25%							6,019	5,089
													29,029	22,200
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (29)	5/23/2022		11.00%	SF +	6.25%		5/23/2027	120	72	116
			Secured Debt	(9) (29)	5/23/2022		9.38%	SF +	6.25%		5/23/2028	16,338	16,034	15,772
													16,106	15,888
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		8.08%	L +	6.00%		6/30/2027	6,840	6,778	5,803

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (30)	12/22/2021		9.25%	L +	7.00%		12/22/2026	3,692	3,661	3,367
			Secured Debt	(9) (30)	12/22/2021		10.67%	L +	7.00%		12/22/2026	44,308	43,933	40,402
													47,594	43,769
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (29)	3/24/2022		11.21%	SF +	7.50%		1/2/2026	491	491	491
			Secured Debt	(9) (29)	1/4/2021		11.19%	SF +	7.50%		1/2/2026	6,185	6,078	6,078
													6,569	6,569
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,512
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,512
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		8.07%	L +	5.25%		12/19/2025	20,550	20,474	20,139

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		8.26%	L +	6.50%		10/2/2024	2,273	2,264	2,211
			Secured Debt	(9)	10/18/2019		9.62%	L +	6.50%		10/2/2024	10,858	10,813	10,564
													13,077	12,775
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (29) (25)	9/30/2022			SF +	6.00%		9/30/2028	—	(20)	(20)
			Secured Debt	(9) (29) (25)	9/30/2022			SF +	6.00%		9/30/2028	—	(15)	(15)
			Secured Debt	(9) (29)	9/30/2022		9.59%	SF +	6.00%		9/30/2028	3,661	3,588	3,588
													3,553	3,553
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (29)	12/21/2018		11.76%	SF +	9.50%	5.75%	12/21/2023	320	319	297
			Secured Debt	(9) (29)	12/21/2018		11.76%	SF +	9.50%	5.75%	12/21/2023	3,117	3,100	2,888
													3,419	3,185
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (29) (25)	8/1/2022			SF +	6.50%		8/1/2027	—	(65)	(65)
			Secured Debt	(9) (29) (25)	8/1/2022			SF +	6.50%		8/1/2027	—	(65)	(65)
			Secured Debt	(9) (29)	8/1/2022		9.52%	SF +	6.50%		8/1/2027	16,875	16,549	16,549
													16,419	16,419

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		9.62%	L +	6.50%		4/30/2025	14,663	14,405	13,563

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		8.96%	L +	6.00%		10/23/2026	25,354	25,354	23,648

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		10.33%	L +	8.25%		6/30/2026	7,088	6,979	6,721

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (29)	7/30/2021		8.41%	SF +	5.75%		7/30/2026	443	413	435
			Secured Debt	(9) (29)	7/30/2021		8.23%	SF +	5.75%		7/30/2026	14,536	14,327	14,279
													14,740	14,714
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		10.25%	L +	7.75%	0.25%	4/30/2024	18,609	18,452	17,194

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(35)	8/20/2020		11.26%	(blank)		11.26%	12/22/2022	6,831	6,831	6,831
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	18,428	17,664	13,419
			Preferred Stock (non-voting)	(14)	12/10/2020		6.00%			6.00%			3,235	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,558,333							1,558	—
			Warrants	(38) (25)	11/20/2018	242,914					11/19/2028		—	—
													29,288	20,250
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		9.88%	L +	6.75%		8/13/2026	463	428	463
			Secured Debt	(9)	8/13/2021		9.69%	L +	6.75%		8/13/2026	19,288	18,984	19,288
			Preferred Member Units	(8) (30)	1/31/2018	144	10.00%			10.00%			127	161
			Preferred Member Units	(8) (30)	5/17/2019	80	20.00%			20.00%			89	101
			Member Units	(30)	6/17/2016	900							900	690
													20,528	20,703
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/1/2021			L +	5.75%		11/1/2026	—	(20)	(20)
			Secured Debt	(9)	11/1/2021		9.42%	L +	5.75%		11/1/2026	8,637	8,495	8,543

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													8,475	8,523
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		12.32%	L +	10.00%		8/7/2023	1,398	1,398	1,398
			Secured Debt	(9) (14)	8/7/2019		10.52%	L +	7.00%	1.00%	8/7/2023	7,313	7,237	1,549
			Common Stock		12/7/2021	2,143							—	—
													8,635	2,947
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		9.12%	L +	6.00%		7/19/2025	20,467	20,414	17,960

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		9.42%	L +	6.50%		8/28/2025	726	721	716
			Secured Debt	(9)	8/28/2019		8.75%	L +	6.50%		8/28/2025	16,889	16,774	16,645
													17,495	17,361
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		8.71%	L +	5.75%		3/25/2027	7,125	6,959	6,306

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		9.93%	L +	7.75%	9.93%	6/14/2025	4,951	4,933	2,140

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	11/8/2021		8.75%	L +	6.50%		11/4/2024	2,084	2,084	1,987
			Preferred Equity	(8)	11/8/2021	2,826,667							116	616
													2,200	2,603
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt		11/15/2021		15.00%		15.00%	15.00%	11/8/2022	1,833	1,833	1,833
			Secured Debt	(14)	8/21/2019		19.75%			19.75%	8/21/2024	4,034	3,997	1,222
			Common Stock		8/21/2019	472,579							4,429	—
													10,259	3,055
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (25)	12/22/2021			L +	6.00%		12/22/2026	—	(143)	(143)
			Secured Debt	(9)	12/22/2021		8.26%	L +	6.00%		12/22/2026	37,421	36,788	37,321
			Common Equity		12/22/2021	1,684,211							1,684	2,340
													38,329	39,518
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		9.56%	L +	7.25%		10/4/2026	1,075	1,026	1,014

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/4/2021		9.56%	L +	7.25%		10/4/2026	7,524	7,402	7,101
													8,428	8,115
Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		9.17%	L +	5.50%		12/20/2024	11,326	11,275	11,199

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		7.96%	L +	5.00%		5/9/2026	14,513	14,377	14,005

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.27%							1,746	3,197

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (29)	5/2/2019		10.20%	SF +	7.25%		9/25/2023	8,126	8,102	8,126
			Secured Debt	(9) (29)	5/2/2019		9.81%	SF +	7.25%		9/25/2023	9,220	9,171	9,220
			Secured Debt	(9) (29)	5/12/2022		9.13%	SF +	7.25%		9/25/2023	10,855	10,728	10,799
													28,001	28,145
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.28%	L +	9.00%		8/16/2026	4,455	4,376	4,234

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		8.87%	L +	5.75%		12/22/2024	19,662	18,954	17,941

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		7.87%	L +	4.75%		12/22/2025	1,786	1,779	1,768
			Secured Debt	(9)	4/22/2019		7.87%	L +	4.75%		12/22/2025	15,163	15,102	15,011
			Preferred Stock		10/1/2019		13.75%			9.25%			1,984	1,926
													18,865	18,705
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		10.42%	L +	7.25%		3/15/2026	1,643	1,599	1,586
			Secured Debt	(9)	3/15/2021		11.09%	L +	7.25%		3/15/2026	15,324	15,107	14,791
													16,706	16,377
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (29) (36)	1/28/2021		9.08%	SF +	6.00%		1/29/2027	6,816	6,757	6,763
			Secured Debt	(9) (29)	1/28/2021		9.70%	SF +	6.00%		1/29/2027	7,896	7,799	7,834
													14,556	14,597
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (29) (25)	4/4/2022			SF +	6.25%		4/3/2028	—	(66)	(66)
			Secured Debt	(9) (29)	4/4/2022		8.36%	SF +	6.25%		4/3/2028	27,625	27,118	25,665
													27,052	25,599
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		9.06%	L +	6.25%		10/24/2024	18,769	18,533	18,309

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9) (25)	5/24/2022			L +	7.00%		5/24/2027	—	(68)	(68)
			Secured Debt	(9)	5/24/2022		9.43%	L +	7.00%		5/24/2027	10,107	9,912	9,677
			Secured Debt	(9)	5/24/2022		8.51%	L +	7.00%		5/24/2027	17,038	16,730	16,808
			Common Stock		8/30/2022	44,445,814							889	889
													27,463	27,306
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		9.67%	L +	5.50%		4/26/2024	3,876	3,859	1,841

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			L +	6.75%		12/18/2024	—	(2)	—
			Secured Debt	(9) (25)	12/18/2019			L +	6.75%		12/18/2024	—	(43)	(43)
			Secured Debt	(9)	12/18/2019		8.53%	L +	6.75%		12/18/2024	21,666	21,387	21,666
													21,342	21,623
NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		10.86%	L +	9.25%		12/31/2023	24,781	24,736	24,073

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		8.62%	L +	5.50%		11/12/2026	9,742	9,702	9,535

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	7/12/2016		9.50%	L +	6.25%	1.00%	6/7/2024	4,490	4,490	4,333

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	5/7/2021		9.27%	L +	6.50%		5/7/2026	3,941	3,832	3,715
			Secured Debt	(9)	5/7/2021		9.37%	L +	6.50%		5/7/2026	40,615	40,014	38,285
													43,846	42,000
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,511	4,511	61

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		9.34%	L +	6.25%		11/19/2028	13,965	13,843	13,057

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (29) (25)	1/19/2022			SF +	5.75%		1/19/2027	—	(111)	(111)
			Secured Debt	(9) (29)	1/19/2022		8.45%	SF +	5.75%		1/19/2027	1,620	1,523	1,534
			Secured Debt	(9) (29)	1/19/2022		8.40%	SF +	5.75%		1/19/2027	18,293	17,825	17,330
													19,237	18,753
Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9) (25)	7/6/2020			L +	6.50%		7/6/2026	—	(20)	(20)
			Secured Debt	(9)	7/6/2020		9.33%	L +	6.50%		7/6/2026	29,550	29,083	28,831
													29,063	28,811
PTL US Bidco, Inc	(10)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9) (29) (25)	8/19/2022			SF +	8.25%		8/19/2027	—	(184)	(184)
			Secured Debt	(9) (29)	8/19/2022		11.40%	SF +	8.25%		8/19/2027	28,625	28,074	28,074
													27,890	27,890
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (29) (25)	4/8/2021			SF +	6.75%		4/8/2026	—	(12)	(12)
			Secured Debt	(9) (29)	4/8/2021		9.03%	SF +	6.75%		4/8/2026	13,369	13,231	12,252
													13,219	12,240
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9) (29)	12/29/2017		8.84%	SF +	5.50%		12/20/2024	19,966	19,717	18,128

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units		11/12/2015	2,779							46	24
			Warrants	(26)	11/12/2015	187,161					10/20/2025		425	—
													471	24
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			L +	6.50%		8/27/2026	—	(12)	(12)
			Secured Debt	(9)	8/27/2021		8.78%	L +	6.50%		8/27/2026	2,333	2,288	2,270
			Secured Debt	(9)	8/27/2021		8.78%	L +	6.50%		8/27/2026	3,173	3,122	3,087
													5,398	5,345
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		10.59%	L +	7.75%		9/1/2025	2,534	2,514	2,417
			Secured Debt	(9)	9/1/2020		10.03%	L +	7.75%		9/1/2025	16,838	16,708	16,062
													19,222	18,479
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (29)	7/16/2021		11.99%	SF +	8.25%	2.00%	11/16/2024	5,625	5,585	5,033
			Secured Debt	(9) (29)	7/16/2021		11.99%	SF +	8.25%	2.00%	11/16/2024	8,340	8,207	7,462
													13,792	12,495
Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		9.67%	L +	6.00%		10/31/2022	6,251	6,250	5,039
			Secured Debt	(9)	9/30/2021		9.67%	L +	6.00%		10/31/2022	1,250	1,250	2,494
													7,500	7,533
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		9.17%	L +	5.50%		4/26/2028	11,315	11,223	10,918

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9) (29)	10/29/2021		8.81%	SF +	6.25%		10/29/2026	323	314	298
			Secured Debt	(9) (29)	10/29/2021		8.81%	SF +	6.25%		10/29/2026	1,573	1,545	1,451
			Secured Debt	(9) (29)	10/29/2021		8.14%	SF +	6.25%		10/29/2026	7,845	7,712	7,238
			Common Equity		10/29/2021	95,238							200	200
													9,771	9,187
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			L +	5.75%		12/13/2026	—	(75)	(75)
			Secured Debt	(9)	12/10/2021		8.74%	L +	5.75%		12/13/2026	41,359	40,664	40,772
			Common Equity		12/10/2021	863,636							864	1,068
													41,453	41,765
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (29) (25)	7/1/2022			SF +	7.50%		7/1/2027	—	(61)	(61)
			Secured Debt	(9) (29)	7/1/2022		9.58%	SF +	7.50%		7/1/2027	15,968	15,664	15,664
			Common Stock		7/1/2022	638,710							639	639
													16,242	16,242

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		10.19%	L +	7.00%		9/12/2024	14,334	14,286	12,816

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9) (29)	10/22/2021		8.41%	SF +	5.50%		10/1/2028	7,642	7,576	7,107

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9) (25)	6/25/2021			L +	8.00%		6/25/2026	—	(11)	(11)
			Secured Debt	(9)	9/30/2022		10.25%	L +	7.00%		6/25/2026	6,250	6,156	5,141
			Secured Debt	(9)	9/30/2022		11.75%	L +	9.50%		6/25/2026	4,338	4,271	1,286
													10,416	6,416
Tacala Investment Corp.	(33)	Quick Service Restaurant Group
			Secured Debt	(9) (32)	3/19/2021		6.62%	L +	3.50%		2/5/2027	1,979	1,979	1,855

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		7.81%	L +	5.00%		12/18/2027	15,002	14,714	14,327

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,630

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(30)	7/7/2021	1,000,000							1,000	1,380

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (29)	5/17/2017		11.57%	SF +	8.50%	7.25%	5/2/2026	18,018	17,945	7,838

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		8.27%	L +	5.75%		9/8/2026	33,747	33,161	33,110

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			L +	5.25%		11/3/2025	—	(685)	(685)
			Secured Debt	(9)	11/9/2020		8.81%	L +	6.00%		11/3/2027	17,685	17,365	16,845
													16,680	16,160
Vida Capital, Inc	(11)	Alternative Asset Manager

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/10/2019		9.12%	L +	6.00%		10/1/2026	15,794	15,648	12,372

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,350

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		9.75%	L +	7.25%		11/30/2026	25,475	25,049	25,375
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,110
													26,087	28,485
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9) (29)	8/17/2021		9.57%	SF +	5.75%		8/12/2028	14,719	14,344	9,935

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			L +	7.00%		7/19/2026	—	(6)	(6)
			Secured Debt	(9)	7/19/2021		9.28%	L +	7.00%		7/19/2026	4,290	4,223	4,072
			Common Stock		7/19/2021	400,000							400	310
													4,617	4,376
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		9.63%	L +	6.00%		12/17/2026	371	332	359
			Secured Debt	(9)	12/17/2021		8.25%	L +	6.00%		12/17/2026	391	359	379
			Secured Debt	(9)	12/17/2021		8.25%	L +	6.00%		12/17/2026	28,957	28,568	28,056
													29,259	28,794
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (29)	3/1/2022		8.59%	SF +	6.00%		3/1/2028	10,794	10,599	10,294
			Secured Debt	(9) (29) (25)	3/1/2022			SF +	6.00%		3/1/2028	—	(21)	(21)
			Common Stock		3/1/2022	1,541,400							1,541	1,620
													12,119	11,893
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25)	11/19/2021			L +	7.00%		11/19/2026	—	(36)	—
			Secured Debt	(9) (25)	11/19/2021			L +	7.00%		11/19/2026	—	(18)	(18)
			Secured Debt	(9)	11/19/2021		9.23%	L +	7.00%		11/19/2026	10,000	9,834	9,683
													9,780	9,665
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(25)	12/17/2021			L +	5.25%		12/17/2026	—	(138)	(138)
			Secured Debt	(25)	12/17/2021			L +	5.25%		12/17/2027	—	(206)	(206)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/17/2021		8.63%	L +	5.25%		12/17/2027	38,311	37,660	36,845
													37,316	36,501
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		7.92%	L +	5.50%		8/9/2024	12,659	12,613	12,121

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (29)	2/11/2022		9.94%	SF +	7.25%		3/1/2024	17,512	17,229	17,284
			Secured Debt	(9) (29) (33)	2/11/2022		9.86%	SF +	7.25%		3/1/2024	4,389	4,354	4,289
													21,583	21,573
Subtotal Non-Control/Non-Affiliate Investments (92.0% of net assets at fair value)													$1,914,134	$1,821,480
Total Portfolio Investments, September 30, 2022 (200.7% of net assets at fair value)													$3,689,627	$3,973,490

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)
___________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 70% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.06%.
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2022.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)
(21)Portfolio company headquarters are located outside of the United States.
(22)In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company’s investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $17.6 million Canadian Dollars and receive $13.6 million U.S. Dollars with a settlement date of September 14, 2023. The unrealized appreciation on the forward foreign currency contract was $0.8 million as of September 30, 2022.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of Prime plus 5.10% (Floor 2.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of September 30, 2022. The position may earn a nominal unused facility fee on committed amounts.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of September 30, 2022, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). Due to an amendment and subsequent funding during the quarter, the term loan facility has different floating rate reset dates. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2022.
(29)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(30)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(31)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(33)As of September 30, 2022, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2022.
(34)The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.
(35)As of September 30, 2022, borrowings under the loan facility bore interest at LIBOR+6.50% PIK or Prime+5.50% PIK. Revolving facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2022.
(36)As of September 30, 2022, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%) . Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2022.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)
(37) Index based floating interest rate is subject to contractual maximum index rate of 1.50% as of September 30, 2022.
(38)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(39)Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00%	L +	10.00%		8/16/2024	$4,945	$4,736	$4,736
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	4,894
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,679	9,630
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2022	200	200	200
			Secured Debt		8/1/2013		13.00%				7/31/2022	1,650	1,636	1,636
			Member Units		8/1/2013	1,500							1,500	720
													3,336	2,556
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	4,794	4,635	3,005
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,361	3,005
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	1,930
													2,295	2,641
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9)	12/31/2020		10.50%	L +	9.00%		12/31/2025	39,000	38,687	39,000
			Class A Preferred Member Units	(8)	12/31/2020		14.00%						10,194	10,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	23,170
													62,881	72,364
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00%	L +	10.00%		1/9/2023	8,060	8,037	8,037
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	7,710
													12,317	15,747
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider
			Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
			Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,060
			Secured Debt	(30)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units	(8) (30)	7/25/2016	17,742							1,000	1,000
												12,945	14,873
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,570

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		11.00%	L +	10.00%		3/30/2023	28,000	27,915	27,915
		Preferred Member Units	(8)	7/31/2019	6,725	15.00%			15.00%			9,510	9,510
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	13,275
												48,200	50,700
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	50,620

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	1/4/2019		12.00%	L +	10.00%		1/4/2024	9,416	9,370	8,864
		Preferred Member Units		1/4/2019	12,696							5,840	5,840
												15,210	14,704
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	2/26/2018		9.00%	L +	8.00%		2/26/2023	17,817	17,738	17,817
		Member Units	(8)	2/26/2018	4,347							11,440	24,140
		Member Units	(8) (30)	11/2/2018	1,047,146							1,322	1,540
												30,500	43,497
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2024	5,694	4,599	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	13,990
												6,562	19,684
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		10.50%	L +	9.50%		1/15/2024	10,480	10,401	10,401
		Member Units	(8)	12/20/2016	717							7,280	10,250
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,081	1,071	1,071
		Member Units	(30)	12/20/2016	800							210	530
												18,962	22,252
CMS Minerals Investments	Oil & Gas Exploration & Production

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units	(8) (30)	4/1/2016	100							1,838	1,974

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25%	L +	10.50%		12/17/2026	42,497	42,117	42,484
			Preferred Member Units	(8) (30)	3/6/2020	587							8,317	47,640
													50,434	90,124
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%				3/31/2026	24,570	24,351	24,351
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	9,130
													32,031	33,481
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		10.00%	L +	9.00%		1/29/2024	6,477	6,452	6,477
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	12,000
													8,427	18,477
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.8%							710	710

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		5.00%				12/31/2025	8,892	8,296	7,668
			Preferred Member Units		3/31/2021	9,000							2,610	2,610
													10,906	10,278
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00%	L +	10.00%		4/1/2023	16,853	16,801	16,801
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													26,302	26,636
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00%	L +	11.00%		2/13/2024	24,070	23,911	24,048
			Preferred Stock	(8)	2/13/2018	8,400							8,400	18,350
													32,311	42,398
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.50%	L +	7.50%		1/1/2025	21,598	21,535	21,598
			Member Units	(8)	6/24/2016	9,042							17,692	49,700
													39,227	71,298
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9) (35)	7/15/2013		9.00%	L +	8.00%		7/31/2022	4,196	4,196	4,196
			Member Units	(8)	7/15/2013	1,200							1,200	2,270

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													5,396	6,466
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10%	L +	8.00%		10/29/2026	38,885	38,672	38,885
			Member Units	(8)	12/19/2014	5,879							13,065	46,190
													51,737	85,075
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	5,640

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17)	9/29/2017		10.50%	L +	9.50%	5.25%	9/30/2020	257	257	257
			Secured Debt	(17)	4/29/2016		12.50%			6.25%	4/29/2021	13,565	13,565	9,717
			Member Units		4/29/2016	3,681							3,681	—
													17,503	9,974
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.3%							2,703	3,971

Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	3,530

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9)	11/14/2006		10.00%	P +	6.75%		11/14/2023	2,550	2,536	2,550
			Member Units	(8)	11/14/2006	627							811	12,420
													3,347	14,970
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00%	L +	11.50%		12/10/2026	11,475	11,344	11,344
			Preferred Equity		12/10/2021	3,150							3,150	3,150
													14,494	14,494
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325							783	13,620

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	20,415	20,324	20,324
			Member Units		10/31/2018	581							12,240	12,310
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,915	3,876	3,876
			Member Units	(8) (30)	10/31/2018	800							992	2,460
													37,432	38,970

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		12.00%	L +	11.00%		7/28/2023	3,400	3,400	3,400
			Secured Debt	(17)	7/28/2017		12.00%			12.00%	7/28/2023	26,079	25,952	8,936
			Member Units		7/28/2017	743,921							16,642	—
													45,994	12,336
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%				3/31/2022	8,250	8,241	5,934
			Preferred Member Units		3/15/2019	66,000							4,400	—
			Preferred Member Units		9/1/2015	4,000							6,000	—
													18,641	5,934
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Unsecured Debt		2/11/2021		5.00%				2/28/2022	63,151	63,151	63,151
			LP Interests	(31)	1/26/2021	12.1%							2,500	2,581
													65,651	65,732
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013								29,500	140,400

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		12.00%				1/17/2022	6,378	6,377	6,378
			Common Stock	(8)	8/18/2014	5,873							2,720	8,840
													9,097	15,218
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							2,975	13,560

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,412	10,412
			Secured Debt		12/31/2020		12.00%				12/31/2025	4,868	4,829	4,829
			Preferred Member Units		12/31/2020	6,987							6,987	7,700

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
												22,228	22,941
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		11.00%				2/28/2023	16,217	16,173	14,045
		Preferred Member Units	(8)	2/28/2018	86,400,000							6,880	2,690
												23,053	16,735
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2023	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							3,717	6,440
												5,797	8,520
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		7.50%	L +	6.50%		1/31/2025	1,720	1,720	1,720
		Secured Debt		1/31/2017		11.00%				1/31/2025	17,240	17,236	17,240
		Preferred Member Units		1/31/2017	406							10,200	13,500
												29,156	32,460
OMi Topco, LLC		Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	18,000	17,831	18,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	20,210
												18,911	38,210
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9)	7/30/2021		12.00%	L +	11.00%		7/31/2026	24,375	24,151	24,151
		Preferred Stock	(8) (30)	7/30/2021	10,000							10,000	10,000
												34,151	34,151
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				4/27/2025	32,674	32,438	32,674
		Member Units	(8)	4/27/2020	13,800							13,000	26,970
												45,438	59,644
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9)	10/31/2019		7.50%	L +	7.00%		11/15/2022	750	726	726
		Secured Debt	(9)	11/15/2016		7.50%	L +	7.00%		11/15/2022	11,655	11,655	11,655
		Common Stock	(8)	6/10/2010	2,000							2,150	14,360
												14,531	26,741
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		2/1/2011		13.00%				11/15/2026	1,473	1,465	1,465
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,924	5,808	5,808

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		2/1/2011	21,806							5,709	11,160
			Common Stock		1/27/2021	1,037							1,200	710
													14,182	19,143
Quality Lease Service, LLC		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units		6/8/2015	1,000							9,213	2,149

River Aggregates, LLC		Processor of Construction Aggregates
			Member Units	(8) (30)	12/20/2013	1,500							369	3,280

Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021		12.00%	L +	11.00%		12/15/2026	36,360	35,956	35,956
			Preferred Equity		12/15/2021	11,070							11,070	11,070
													47,026	47,026
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%				8/31/2022	16,240	16,181	16,181
			Preferred Member Units		8/31/2018	505							8,579	8,579
													24,760	24,760
Televerde, LLC		Provider of Telemarketing and Data Services
			Member Units		1/6/2011	460							1,290	7,280

Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%				5/31/2024	8,720	8,663	8,712
			Common Stock	(8)	5/31/2019	615							4,655	8,660
													13,318	17,372
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	49.6%							3,828	6,122

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock		12/23/2011	3,000,000							3,000	3,000

VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9)(30)	12/1/2021		7.00%	L +	6.00%		12/1/2026	1,200	1,170	1,169

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(30)	12/1/2021		11.50%				12/1/2026	30,400	30,100	30,100
			Preferred Equity	(30)	12/1/2021	11,840							11,840	11,840
													43,110	43,109
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2022	625	625	625
			Secured Debt		10/1/2008		6.50%				10/1/2022	1,000	1,000	1,000
			Secured Debt		10/1/2008		14.00%				10/1/2022	2,750	2,750	2,750
			Preferred Member Units		6/30/2015	10,072							2,834	2,130
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,809	6,505
Subtotal Control Investments (83.3% of net assets at fair value)													$1,107,597	$1,489,257

Affiliate Investments (6)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		12/11/2020		18.00%			8.00%	6/25/2025	$10,202	$10,011	$9,794
			Common Stock		12/11/2020	593,928							3,148	2,079
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	1,940
													13,159	13,813
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%				5/25/2022	144	144	144
			Preferred Member Units	(8)	11/7/2014	186							1,200	7,740
													1,344	7,884
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50%	L +	7.50%		9/1/2026	7,667	7,092	7,092
			Unsecured Debt		9/1/2021		10.00%			10.00%	9/1/2028	3,067	1,963	1,963
			Common Stock		9/1/2021	583							—	—
													9,055	9,055

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00%	L +	11.00%		4/8/2021	4,800	4,800	2,508
			Preferred Stock (non-voting)	(8)	12/17/2018		15.00%			15.00%			162	—
			Member Units		4/8/2016	800,000							800	—
													5,762	2,508
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000							2,256	4,830
													2,576	5,150
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	15.8%							1,000	1,000

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25%	L +	9.25%		6/30/2020	19,491	19,491	14,370
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													24,261	14,370
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,250	20,050	20,050
			Class A Common Units		12/17/2021	450,000							4,500	4,500
													24,550	24,550
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000							1,500	460

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00%	L +	6.00%		3/12/2025	4,000	4,000	4,000
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,139	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	15,260
													28,899	38,534
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	17.4%							10,256	9,959

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	21,200	20,993	20,993

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		11/19/2021	5,944							5,944	5,944
													26,937	26,937
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.2%							6,605	10,329
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.4%							2,097	3,280
													8,702	13,609
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000							2,000	640

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000							594	547

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50%	L +	6.50%		10/31/2026	6,400	6,324	6,324
			Secured Debt	(9)	10/29/2021		12.00%	L +	11.00%		10/31/2026	21,200	20,996	20,996
			Preferred Equity		10/29/2021	9,360							10,400	10,400
													37,720	37,720
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.3%							5,974	6,078
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	6.0%							7,629	7,231
													13,603	13,309
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%				3/31/2026	12,545	12,435	12,545
			Preferred Member Units	(8)	3/31/2021	226							4,900	6,990
													17,335	19,535
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.2%							3,193	4,712

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.00%	L +	6.00%		1/15/2026	2,585	2,585	2,585
			Secured Debt		12/2/2016		8.00%				1/15/2026	34,800	34,672	34,800

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	12/2/2016	226						2,850	14,680
			Preferred Member Units	(30)	12/2/2016	226						150	770
												40,257	52,835
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%			5/1/2022	3,000	3,000	2,960
			Member Units	(8)	1/8/2003	322,297						2,352	3,210
												5,352	6,170
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	10/20/2015							19,000	14,387

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/3/2021		13.00%			8/1/2026	4,600	4,557	4,557
			Secured Debt		9/1/2021		12.50%			9/1/2026	3,200	3,170	3,170
			Secured Debt		8/3/2021		12.50%			11/30/2026	20,000	19,805	19,805
			Secured Debt		8/3/2021		12.50%		12.50%	3/31/2022	8,944	8,944	8,944
			Common Stock		8/3/2021	179,778						1,798	1,798
												38,274	38,274
L.F. Manufacturing Holdings, LLC	(10)	Manufacturer of Fiberglass Products
			Preferred Member Units (non-voting)	(8)	1/1/2019		14.00%		14.00%			107	107
			Member Units		12/23/2013	2,179,001						2,019	2,557
												2,126	2,664
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt		5/20/2014		12.00%		12.00%	12/31/2022	935	935	935
			Secured Debt		3/21/2014		12.00%		12.00%	12/31/2022	954	954	954
			Secured Debt		5/10/2013		12.00%		12.00%	12/31/2022	2,055	2,055	2,055
			Secured Debt		4/18/2011		12.00%		12.00%	12/31/2022	4,286	4,286	4,286
			Unsecured Debt		6/5/2017		10.00%		10.00%	12/31/2022	192	192	192
			Preferred Stock		4/18/2011	912	7.00%		7.00%			1,981	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2023		1,089	—
													12,322	8,422
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00%	L +	11.00%		8/6/2026	5,600	5,547	5,547
			Preferred Stock		8/6/2021	1,056							1,056	1,056
													6,603	6,603
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17) (36)	6/30/2015		12.00%				1/8/2018	30,369	29,865	—
			Preferred Member Units		1/8/2013	250							2,500	—
													32,365	—

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%				8/31/2023	65,850	65,738	65,850
			Preferred Member Units	(8)	8/31/2018	157							1,218	11,570
													66,956	77,420
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%				9/13/2023	5,320	5,248	5,320
			Common Stock		9/13/2018	70,000							700	1,510
			Warrants	(27)	9/13/2018	18,084					9/13/2028		181	400
													6,129	7,230
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50%	L +	7.50%		8/20/2026	11,982	11,757	11,757
			Common Stock		8/20/2021	7,866							1,070	1,070
													12,827	12,827
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%				8/31/2025	21,500	21,332	21,332
			Preferred Member Units		8/31/2020	1,571							4,500	4,500
													25,832	25,832
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%				8/9/2026	280	262	262
			Secured Debt		8/9/2021		11.83%				8/9/2026	12,961	12,834	12,834
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													19,496	19,496
UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9)	10/15/2018		8.50%	L +	5.50%	2.00%	8/20/2024	397	396	371
			Secured Debt	(9)	8/27/2018		8.50%	L +	5.50%	2.00%	8/20/2024	1,986	1,974	1,852
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	2/20/2025	1,197	1,197	2,375

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			1,757	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	1,498
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Common Stock		4/1/2020	945,507							—	—
													19,103	8,929
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(30)	12/7/2016	716,949	14.00%			14.00%			1,032	—
			Member Units	(30)	12/7/2016	4,000,000							4,000	—
													5,032	—
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%				1/26/2020	17,434	17,434	17,434
			Unsecured Convertible Debt		5/16/2018		8.00%				11/16/2023	409	409	409
			Preferred Member Units		1/26/2015	4,876,670							14,000	5,990
			Warrants	(27)	1/26/2015	1,831,355					1/26/2025		2,576	—
													34,419	23,833
Subtotal Affiliate Investments (30.7% of net assets at fair value)													$578,539	$549,214

Non-Control/Non-Affiliate Investments (7)

Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		10.00%	L +	8.50%		11/2/2025	$12,111	$12,005	$12,111
			Secured Debt	(9)	5/26/2021		14.00%	L +	12.50%		11/2/2025	850	841	850
													12,846	12,961
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75%	L +	5.75%		3/19/2026	22,136	21,734	22,012

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00%	L +	6.00%		11/19/2026	7,067	6,988	6,988

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00%	L +	8.00%		4/10/2025	12,017	11,854	12,017

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14) (17)	9/17/2021		7.50%	L +	6.50%		9/9/2021	2,980	2,980	89
			Secured Debt	(9) (14)	5/19/2016		7.50%	L +	6.50%		6/28/2023	14,370	13,706	431
													16,686	520
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00%	L +	7.00%		11/9/2026	32,605	31,873	31,873
			Common Equity		11/9/2021	234							234	234
													32,107	32,107
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		9.18%	L +	7.93%		12/21/2025	22,500	22,300	22,500

AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		7.50%	L +	6.50%		12/15/2026	13,320	13,005	13,005
			Common Equity		12/15/2021	360							360	360
													13,365	13,365
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%			1.50%	1/6/2024	4,694	4,674	4,694
			Preferred Member Units	(8)(30)	11/12/2019	122,416	16.00%			16.00%			168	208
			Preferred Member Units	(30)	7/6/2018	1,548,387	8.00%			8.00%			1,671	2,487
													6,513	7,389
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50%	L +	8.50%		3/10/2023	12,194	12,107	12,194
			Member Units		3/10/2017	1,050,000							1,050	730
													13,157	12,924
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00%	L +	8.50%		8/28/2025	5,357	5,357	5,337
			Common Stock	(8)	10/1/2020	723,184							1	1,515
													5,358	6,852
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P +	9.25%		7/22/2019	7,817	7,817	4,201

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.6%							7,200	4,269
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.6%							4,350	4,394
													11,550	8,663
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.00%	L +	5.00%		6/10/2026	465	429	429
			Secured Debt	(9)	6/14/2021		6.00%	L +	5.00%		6/10/2028	20,134	19,803	19,985
													20,232	20,414
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(32)	11/14/2017		9.28%			0.22%	11/14/2023	28,540	28,399	26,767

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—
													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50%	L +	6.50%		6/4/2026	15,920	15,775	15,840

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	322,907							6,183	2,852

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75%	L +	6.25%		5/15/2026	2,857	2,804	2,663

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,756	2,756	33

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50%	L +	7.50%		8/6/2026	21,681	21,234	21,234

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	14,640

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Darr Equipment LP	(10)	Heavy Equipment Dealer
			Secured Debt		12/26/2017		12.50%			1.00%	6/22/2023	4,685	4,685	4,227
			Warrants	(28)	4/15/2014	915,734					12/23/2023		474	160
													5,159	4,387
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50%	L +	8.00%		4/13/2023	9,324	9,259	8,884
			Class AA Preferred Member Units (non-voting)	(9)	4/13/2018		10.00%			10.00%			1,051	1,051
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	320
													11,086	10,255
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50%	L +	8.50%		7/17/2023	5,681	5,638	5,569

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		8.00%	L +	7.00%		10/30/2025	31,810	31,238	31,810

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.1%							3,745	1,599
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(31)	1/21/2015	0.4%							2,097	777
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.1%							4,047	2,284
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.1%							8,443	8,276
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.8%							6,582	2,796
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.2%							6,082	5,064
													30,996	20,796
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00%	L +	6.00%		6/30/2027	6,892	6,819	5,862

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)(30)	12/22/2021		8.00%	L +	7.00%		12/22/2026	51,692	51,135	51,135

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (33)	1/4/2021		9.09%	L +	8.09%		1/2/2026	5,400	5,304	5,287

Fortna Acquisition Co., Inc.	(10)	Process, Physical Distribution and Logistics Consulting Services
			Secured Debt		7/23/2019		5.09%	L +	5.00%		4/8/2025	7,595	7,525	7,595

Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,672
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,672
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt		1/2/2019		5.35%	L +	5.25%		12/19/2025	20,710	20,615	20,606

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50%	L +	6.50%		12/22/2024	18,534	18,440	18,576

Grupo Hima San Pablo, Inc.	(11)	Tertiary Care Hospitals
			Secured Debt	(9) (14) (17)	3/7/2013		9.25%	L +	7.00%		4/30/2019	4,504	4,504	1,269
			Secured Debt	(14) (17)	3/7/2013		13.75%				10/15/2018	2,055	2,040	49
			Secured Debt	(17)	3/7/2013		12.00%				12/24/2021	147	147	147
													6,691	1,465
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		6.75%	L +	5.75%		10/2/2024	13,243	13,167	13,243

GS Operating, LLC	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00%	L +	6.50%		2/24/2025	28,451	28,068	28,451

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50%	L +	7.50%		12/21/2023	3,449	3,419	3,059

Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		7.50%	L +	6.50%		4/30/2025	14,813	14,477	14,887

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		7.00%	L +	6.00%		10/23/2026	25,546	25,546	25,546

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25%	L +	8.25%		6/30/2026	7,088	6,957	7,028

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75%	L +	5.75%		7/30/2026	9,591	9,419	9,419

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75%	L +	7.75%		4/30/2024	18,702	18,471	17,743

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(29)	8/20/2020		7.20%				12/22/2022	6,563	6,563	6,563
			Secured Debt		12/10/2020		6.00%			6.00%	11/20/2023	17,891	16,861	16,861
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			3,235	4,329
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,558,333							1,558	—
													28,217	27,753
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75%	L +	6.75%		8/13/2026	19,897	19,490	19,490
			Preferred Member Units	(8) (30)	1/31/2018	144	10.00%			10.00%			120	164
			Preferred Member Units	(8) (30)	5/17/2019	80	20.00%			20.00%			81	99
			Member Units	(30)	6/17/2016	900							900	730
													20,591	20,483
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00%	L +	6.00%		11/1/2026	8,680	8,487	8,487

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75%	L +	10.00%		8/7/2023	525	525	525
			Secured Debt	(9) (14)	8/7/2019		9.75%	L +	7.00%	1.00%	8/7/2023	7,313	7,237	5,233
													7,762	5,758
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00%	L +	6.00%		7/19/2025	20,627	20,559	20,527

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00%	L +	6.50%		8/28/2025	17,510	17,354	17,510

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.50%	L +	5.75%		3/25/2027	7,406	7,205	7,258

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75%	L +	5.75%		6/14/2025	5,158	5,135	3,865

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.00%	L +	7.00%		11/4/2024	2,100	2,100	2,100
			Preferred Equity		11/8/2021	2,826,667							314	314
													2,414	2,414
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00%	L +	6.00%		8/21/2024	4,034	3,989	3,658
			Secured Debt		11/15/2021		15.00%			15.00%	11/8/2022	1,000	1,004	1,004
			Common Stock		8/21/2019	472,579							4,429	—
													9,422	4,662
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00%	L +	6.00%		12/22/2026	37,895	36,972	36,972
			Common Equity		12/22/2021	1,684,211							1,684	1,684
													38,656	38,656
Klein Hersh, LLC	(10)	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
			Secured Debt	(9)	11/13/2020		7.75%	L +	7.00%		11/13/2025	43,321	42,342	43,278

KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25%	L +	7.25%		10/4/2026	7,581	7,415	7,415

Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		5.72%	L +	5.50%		12/20/2024	11,415	11,345	11,400

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952							11,560	9,659

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LaserAway Intermediate Holdings II, LLC	(11)	Aesthetic Dermatology Service Provider
			Secured Debt	(9)	10/18/2021		6.50%	L +	5.75%		10/14/2027	4,130	4,050	4,115

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.22%	L +	5.00%		5/9/2026	14,625	14,460	14,442

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.3%							1,746	2,541

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25%	L +	7.25%		9/25/2023	17,438	17,309	17,438

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00%	L +	9.00%		8/16/2026	4,478	4,382	4,382

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75%	L +	5.75%		12/22/2024	25,850	24,605	24,428

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88%	L +	5.25%		12/22/2025	17,080	16,995	17,080
			Preferred Stock		10/1/2019		13.75%			9.25%			1,920	1,920
													18,915	19,000
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.00%	L +	7.25%		3/13/2026	17,589	17,267	17,589

MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00%	L +	6.00%		1/29/2027	11,682	11,531	11,682

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25%	L +	6.25%		10/24/2024	17,781	17,563	17,781

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		6.50%	L +	5.50%		4/26/2024	3,987	3,961	2,758

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25%	L +	6.25%		12/18/2024	31,425	30,837	31,368

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		9.37%	L +	4.75%	4.50%	12/31/2023	24,781	24,709	23,154

Northstar Group Services, Inc	(11)	Commercial & Industrial Services
			Secured Debt	(9)	11/1/2021		6.50%	L +	5.50%		11/12/2026	10,000	9,952	10,034

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	7/12/2016		8.25%	L +	6.25%	1.00%	6/7/2024	4,598	4,598	4,552

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50%	L +	6.50%		5/7/2026	42,972	42,108	42,323

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,562	4,562	112

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25%	L +	6.25%		11/19/2028	14,000	13,861	13,861

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9)	7/6/2020		7.75%	L +	6.75%		7/6/2026	29,738	29,151	29,714

PT Network, LLC	(10)	Provider of Outpatient Physical Therapy and Sports Medicine Services
			Secured Debt	(9)	10/12/2017		8.50%	L +	5.50%	2.00%	11/30/2023	8,889	8,889	8,889
			Common Stock		1/1/2020	2							—	80
													8,889	8,969
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75%	L +	6.75%		4/8/2026	19,374	19,193	18,352

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50%	L +	5.50%		12/20/2024	20,124	19,789	19,899

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	26
			Warrants	(26)	11/12/2015	187,161					10/20/2025		425	—
													471	26
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00%	L +	6.00%		8/27/2026	2,800	2,704	2,704

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		9.00%	L +	7.75%		9/1/2025	18,191	17,997	18,191

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25%	L +	6.25%		11/16/2024	11,145	10,902	10,902

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00%	L +	6.00%		10/30/2022	6,251	6,247	4,063
			Secured Debt	(9)	9/30/2021		6.00%	L +	5.00%		10/30/2022	1,250	1,250	2,435
													7,497	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25%	L +	5.50%		4/26/2028	11,400	11,295	11,386

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00%	L +	6.00%		10/29/2026	6,282	6,134	6,145
			Common Equity		10/29/2021	95,238							200	200
													6,334	6,345
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25%	L +	6.25%		12/13/2026	50,704	49,589	49,589
			Common Equity		12/10/2021	863,636							864	864
													50,453	50,453
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		8.00%	L +	7.00%		9/12/2024	16,116	16,039	15,620

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/22/2021		6.25%	L +	5.50%		10/1/2028	7,700	7,625	7,700

Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00%	L +	8.00%		6/25/2026	10,969	10,753	10,826

Tacala Investment Corp.	(34)	Quick Service Restaurant Group
			Secured Debt	(9)	3/19/2021		4.25%	L +	3.50%		2/5/2027	1,995	1,995	1,994

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		6.00%	L +	5.00%		12/18/2027	15,109	14,778	15,071

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,650

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(30)	7/7/2021	1,000,000							1,000	1,000

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	5/17/2017		7.00%	L +	6.00%		5/2/2023	17,088	16,985	12,917

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75%	L +	5.75%		9/8/2026	37,281	36,510	37,281

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9)	11/9/2020		6.25%	L +	5.25%		11/3/2025	5,875	5,111	5,111
			Secured Debt	(9)	11/9/2020		7.00%	L +	6.00%		11/3/2027	14,888	14,524	14,925
													19,635	20,036
Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.10%	L +	6.00%		10/1/2026	17,089	16,905	15,850

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	1,726

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/30/2021		8.50%	L +	7.50%		11/30/2026	25,962	25,450	25,450
			Common Equity		11/30/2021	1,038,462							1,038	1,038
													26,488	26,488
Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9)	8/17/2021		6.75%	L +	5.75%		8/12/2028	15,000	14,569	14,916

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00%	L +	7.00%		7/19/2026	4,373	4,288	4,285
			Common Stock		7/19/2021	400,000							400	400
													4,688	4,685
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25%	L +	6.25%		12/17/2026	25,876	25,267	25,267

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00%	L +	7.00%		11/19/2026	10,278	10,018	10,061

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75%	L +	6.00%		12/17/2026	38,600	37,423	37,423

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50%	L +	5.50%		8/9/2024	13,034	12,967	12,578
Subtotal Non-Control/Non-Affiliate Investments (85.2% of net assets at fair value)													$1,573,110	$1,523,360
Total Portfolio Investments, December 31, 2021 (199.2% of net assets at fair value)													$3,259,246	$3,561,831
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
(5)Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
(6)Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 67% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of 1.06%.
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)External Investment Manager. Investment is not encumbered as security for the Company's Credit Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind ("PIK") interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2021.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company's investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $21.4 million Canadian Dollars and receive $16.9 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized depreciation on the forward foreign currency contract was not significant as of December 31, 2021.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate(“P”)), which typically resets every one, three, or six months at the borrower’s option.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Warrants are presented in equivalent units with a strike price of $1.50 per unit.
(29)As of December 31, 2021, borrowings under the loan facility bore interest at LIBOR+6.00% or Prime+5.00%. Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.
(30)Shares/Units represent ownership in a related Real Estate or HoldCo entity.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
(31)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.
(33)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.96% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(34)Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(35)Index based floating interest rate is subject to contractual maximum index rate of 1.50% as of December 31, 2021.
(36)Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of MSCC and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSCC seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy. MSCC and its consolidated subsidiaries invest primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies,

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C—Fair Value Hierarchy for Investments—Portfolio Composition—Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and financial position as of September 30, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.Valuation of the Investment Portfolio
Main Street accounts for its Investment Portfolio at fair value. As a result, Main Street follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires Main Street to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.
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
LMM investments and Other Portfolio investments generally have no established trading market, while Private Loan investments may include investments which have no established market or have established markets that are not active. Middle Market and short-term portfolio investments generally have established markets that are not active. Main Street determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. Main Street’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of Main Street’s Investment Portfolio.
For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For Middle Market and short-term portfolio investments in debt securities for which it has determined that thirds-party quotes or other independent prices are available, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

securities in companies for which Main Street does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.
Under the Waterfall valuation method, Main Street estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, Main Street analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for Main Street’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, Main Street also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, Main Street allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, Main Street assumes the loans are paid-off at the principal amount in a change in control transaction and are not assumed by the buyer, which Main Street believes is consistent with its past transaction history and standard industry practices.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at Main Street’s determination of fair value on its investments in a total of 51 LMM portfolio companies for the nine months ended September 30, 2022, representing 80% of the total LMM portfolio at fair value as of September 30, 2022, and on a total of 43 LMM portfolio companies for the nine months ended September 30, 2021, representing 70% of the total LMM portfolio at fair value as of September 30, 2021. Excluding its investments in LMM portfolio companies that, as of September 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the nine months ended September 30, 2022 and 2021 was 80% and 74% of the total LMM portfolio at fair value as of September 30, 2022 and 2021, respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 40 Private Loan portfolio companies for the nine months ended September 30, 2022, representing 50% of the total Private Loan portfolio at fair value as of September 30, 2022, and on a total of 31 Private Loan portfolio companies for the nine months ended September 30, 2021, representing 57% of the total Private Loan portfolio at fair value as of September 30, 2021. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by Main Street’s independent financial advisory services firm for the nine months ended September 30, 2022 and 2021 was 70% and 75% of the total Private Loan portfolio at fair value as of September 30, 2022 and 2021, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (95% and 93% as of September 30, 2022 and December 31, 2021, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) Main Street has consulted with and received an assurance certification from independent financial services firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.9% and 4.7% of Main Street’s Investment Portfolio at fair value as of September 30, 2022 and December 31, 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
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
Main Street uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM, Private Loan and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of each LMM, Private Loan and Middle Market portfolio company.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street adopted the Valuation Procedures effective April 1,

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2021. Main Street believes its Investment Portfolio as of September 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
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
Macroeconomic factors, including the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and rising interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of Main Street’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.
At September 30, 2022, cash balances totaling $58.2 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.
4.Interest, Dividend and Fee Income
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
As of September 30, 2022, Main Street’s total Investment Portfolio had 11 investments on non-accrual status, which comprised 0.8% of its fair value and 3.7% of its cost. As of December 31, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. —Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2022 and 2021, (i) 1.2% and 2.1%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2022 and 2021, (i) 1.3% and 3.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$75,023	$50,468	$198,446	$139,882
Dividend income	19,424	23,012	53,959	59,328
Fee income	3,940	3,299	10,576	7,671
Total interest, fee and dividend income	$98,387	$76,779	$262,981	$206,881
5.Deferred Financing Costs
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
6.Equity Offering Costs
The Company’s offering costs are charged against the proceeds from equity offerings when the proceeds are received.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

7.Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
Main Street capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
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
To maintain RIC tax treatment (as discussed in Note B.9.—Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2022 and 2021, 1.8% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2022 and 2021, 1.9% and 2.1%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
8.Share-Based Compensation
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
9.Income Taxes
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The Taxable Subsidiaries primarily hold certain equity investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.
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
10.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

11.Fair Value of Financial Instruments
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
12.Earnings per Share
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
13.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company does not expect ASU 2022-04 to have a material impact to the consolidated financial statements and the notes thereto.
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
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is required for years beginning after December 15, 2023, though early

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

adoption is permitted. The Company does not expect ASU 2022-03 to have a material impact to the consolidated financial statements and the notes thereto.
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
Investments recorded on Main Street’s Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Level 2—Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:
•Quoted prices for similar assets in active markets (for example, investments in restricted stock);
•Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);
•Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and
•Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2022 and December 31, 2021, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of September 30, 2022. As of December 31, 2021, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2021.
The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:
•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•Current and projected financial condition of the portfolio company;
•Current and projected ability of the portfolio company to service its debt obligations;
•Type and amount of collateral, if any, underlying the investment;
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
•Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•Pending debt or capital restructuring of the portfolio company;
•Projected operating results of the portfolio company;
•Current information regarding any offers to purchase the investment;

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

•Current ability of the portfolio company to raise any additional financing as needed;
•Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•Qualitative assessment of key management;
•Contractual rights, obligations or restrictions associated with the investment; and
•Other factors deemed relevant.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2022 and December 31, 2021:

Type of Investment	Fair Value as of September 30, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,105,236	Discounted cash flow	WACC	9.4% - 22.4%	14.5%	15.6%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.3x (2)	6.7x	6.0x
Debt investments	$2,548,347	Discounted cash flow	Risk adjusted discount factor	6.5% - 17.0% (2)	10.3%	10.4%
			Expected principal recovery percentage	0.0% - 200.0%	99.6%	100.0%
Debt investments	$318,052	Market approach	Third-party quote	5.6 - 98.9	90.6	93.0
Total Level 3 investments	$3,971,635
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 15.7x and the range for risk adjusted discount factor is 5.0% - 35.4%.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,050,269	Discounted cash flow	WACC	9.1% - 20.6%	13.8%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.8x - 7.7x(2)	6.6x	5.9x
Debt investments	$2,158,424	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$351,144	Market approach	Third-party quote	3.0 - 100.5	94.4	99.0
Total Level 3 investments	$3,559,837
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.2x - 11.0x and the range for risk adjusted discount factor is 4.2% - 38.5%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine-month periods ended September 30, 2022 and 2021 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2022
Debt	$2,509,568	$—	$(436,372)	$869,214	$9,632	$(78,710)	$(6,933)	$2,866,399
Equity	1,043,709	—	(49,447)	47,475	(11,801)	63,591	6,933	1,100,460
Equity Warrant	6,560	—	(474)	—	(615)	(696)	—	4,775
	$3,559,837	$—	$(486,293)	$916,689	$(2,784)	$(15,815)	$—	$3,971,635
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2020	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2021
Debt	$1,807,134	$—	$(528,158)	$814,863	$13,279	$2,115	$(3,485)	$2,105,748
Equity	866,734	—	(64,335)	48,181	(2,826)	115,774	5,767	969,295
Equity Warrant	10,998	—	—	—	(1,940)	944	(2,282)	7,720
	$2,684,866	$—	$(592,493)	$863,044	$8,513	$118,833	$—	$3,082,763
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At September 30, 2022 and December 31, 2021, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,910,915	$—	$—	$1,910,915
Private Loan portfolio investments	1,476,934	—	—	1,476,934
Middle Market portfolio investments	354,286	—	—	354,286
Other Portfolio investments	117,010	—	—	117,010
External Investment Manager	112,490	—	—	112,490
Short-term portfolio investments	1,855	—	1,855	—
Total investments	$3,973,490	$—	$1,855	$3,971,635

		Fair Value Measurements
		(in thousands)
At December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,716,415	$—	$—	$1,716,415
Private Loan portfolio investments	1,141,772	—	—	1,141,772
Middle Market portfolio investments	395,167	—	—	395,167
Other Portfolio investments	166,083	—	—	166,083
External Investment Manager	140,400	—	—	140,400
Short-term portfolio investments	1,994	—	1,994	—
Total investments	$3,561,831	$—	$1,994	$3,559,837
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Based upon Main Street’s liquidity and capital structure management activities, Main Street’s Investment Portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be liquidated in one year or less. These short-term portfolio investments are not expected to be a significant portion of the overall Investment Portfolio.
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended September 30, 2022 and 2021 are net of expenses allocated to the External Investment Manager of $3.3 million and $2.7 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $9.6 million and $7.7 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2022 and 2021, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager, which are discussed further below):

	As of September 30, 2022
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	75	87	33
Fair value	$1,910.9	$1,476.9	$354.3
Cost	$1,593.7	$1,523.8	$419.4
Debt investments as a % of portfolio (at cost)	73.0%	97.1%	94.4%
Equity investments as a % of portfolio (at cost)	27.0%	2.9%	5.6%
% of debt investments at cost secured by first priority lien	99.1%	99.9%	98.8%
Weighted-average annual effective yield (b)	11.8%	9.9%	9.6%
Average EBITDA (c)	$7.7	$41.9	$70.7
____________________
(a)At September 30, 2022, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of September 30, 2022 including debt investments on non-accrual status was 11.1% for its LMM portfolio, 9.6% for its Private Loan portfolio and 9.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
(a)At December 31, 2021, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for its LMM portfolio, 8.0% for its Private Loan portfolio and 6.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.
For the three months ended September 30, 2022 and 2021, Main Street achieved an annualized total return on investments of 10.5% and 18.0%, respectively. For the nine months ended September 30, 2022 and 2021, Main Street achieved an annualized total return on investments of 9.6% and 16.6%, respectively. For the year ended December 31, 2021, Main Street achieved a total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of September 30, 2022, Main Street had Other Portfolio investments in 14 companies, collectively totaling $117.0 million in fair value and $121.3 million in cost basis and which comprised 2.9% and 3.3% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, Main Street had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1—Organization and Basis of Presentation—Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2022, this investment had a fair value of $112.5 million and a cost basis of $29.5 million, which comprised 2.8% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	September 30, 2022	December 31, 2021
First lien debt	85.4%	82.5%
Equity	13.9	16.2
Second lien debt	0.1	0.6
Equity warrants	0.2	0.3
Other	0.4	0.4
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2022	December 31, 2021
First lien debt	76.1%	74.3%
Equity	23.2	24.6
Second lien debt	0.2	0.5
Equity warrants	0.1	0.2
Other	0.4	0.4
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments, as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2022	December 31, 2021
West	28.1%	28.3%
Southwest	20.7	21.6
Northeast	20.6	22.6
Midwest	15.2	15.1
Southeast	13.2	11.6
Canada	0.6	0.8
Other Non-United States	1.6	—
	100.0%	100.0%

Fair Value:	September 30, 2022	December 31, 2021
West	28.4%	28.5%
Southwest	22.1	23.0
Northeast	20.3	21.9
Midwest	15.4	15.8
Southeast	11.7	10.0
Canada	0.6	0.8
Other Non-United States	1.5	—
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	September 30, 2022	December 31, 2021
Internet Software & Services	8.0%	7.2%
Machinery	8.0	7.3
Commercial Services & Supplies	6.9	5.9
Construction & Engineering	6.3	7.8
Diversified Consumer Services	4.8	3.4
Leisure Equipment & Products	4.6	4.1
Health Care Providers & Services	4.6	3.9
Professional Services	4.2	4.6
Distributors	4.2	4.7
Energy Equipment & Services	3.8	4.0
IT Services	3.4	3.5
Specialty Retail	3.2	3.5
Tobacco	3.2	2.1
Containers & Packaging	2.9	2.3
Aerospace & Defense	2.4	1.9
Media	2.4	1.8
Building Products	2.0	2.3
Textiles, Apparel & Luxury Goods	1.9	2.2
Communications Equipment	1.8	2.3
Diversified Telecommunication Services	1.8	2.6
Software	1.7	1.8
Diversified Financial Services	1.5	2.1
Food Products	1.6	2.0
Internet & Catalog Retail	1.4	1.6
Health Care Equipment & Supplies	1.3	0.3
Food & Staples Retailing	1.2	0.8
Chemicals	1.2	1.7
Computers & Peripherals	1.2	1.3
Oil, Gas & Consumable Fuels	1.1	1.8
Electronic Equipment, Instruments & Components	1.1	1.4
Hotels, Restaurants & Leisure	1.1	1.4
Household Durables	0.8	1.0
Life Sciences Tools & Services	0.5	1.4
Other (1)	3.9	4.0
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2022	December 31, 2021
Machinery	8.9%	8.5%
Diversified Consumer Services	7.0	5.9
Internet Software & Services	6.9	6.4
Commercial Services & Supplies	6.3	5.5
Construction & Engineering	6.1	7.7
Distributors	4.5	4.7
Health Care Providers & Services	4.3	3.6
Leisure Equipment & Products	4.1	4.0
Professional Services	3.9	3.9
Specialty Retail	3.7	4.1
Tobacco	3.4	2.2
IT Services	3.2	3.3
Containers & Packaging	3.1	2.5
Media	3.0	2.2
Energy Equipment & Services	2.8	2.8
Aerospace & Defense	2.2	1.7
Software	2.0	2.0
Textiles, Apparel & Luxury Goods	1.9	2.1
Building Products	1.9	2.2
Computers & Peripherals	1.9	2.2
Diversified Financial Services	1.7	2.3
Diversified Telecommunication Services	1.7	2.5
Food Products	1.7	1.9
Internet & Catalog Retail	1.5	1.5
Food & Staples Retailing	1.2	0.8
Chemicals	1.1	1.6
Health Care Equipment & Supplies	1.0	0.1
Communications Equipment	1.0	1.5
Construction Materials	1.0	1.1
Oil, Gas & Consumable Fuels	0.9	1.4
Hotels, Restaurants & Leisure	0.8	1.0
Life Sciences Tools & Services	0.4	1.3
Other (1)	4.9	5.5
	100.0	100.0
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at each date.
At September 30, 2022 and December 31, 2021, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

must utilize to determine if any of Main Street’s Control Investments (as defined in Note A–Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of September 30, 2022 and December 31, 2021, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
The External Investment Manager provides administrative services for certain External Party clients that, to the extent not waived, are reported as administrative services fees. The administrative services fees generally represent expense reimbursements for a portion of the compensation, overhead and related expenses for certain professionals directly attributable to performing administrative services for clients. These fees are recognized as other revenue in the period in which the related services are rendered.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The External Investment Manager is an indirect wholly-owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary of Main Street in its consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for financial reporting purposes the External Investment Manager is treated as if it is taxed at corporate income tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. Main Street owns the External Investment Manager through the Taxable Subsidiary to allow MSCC to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The taxable income, or loss, of the External Investment Manager may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. As a result of the above described financial reporting and tax treatment, the External Investment Manager provides for any income tax expense, or benefit, and any tax assets or liabilities in its separate financial statements.
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2022 and 2021, the total contribution to Main Street’s net investment income was $5.0 million and $4.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the total contribution to Main Street’s net investment income was $15.2 million and $11.6 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 is as follows:

	As of	As of
	September 30, 2022	December 31, 2021
	(dollars in thousands)
Cash	$309	$—
Accounts receivable - advisory clients	5,917	5,595
Intangible Asset	29,500	29,500
Total assets	$35,726	$35,095

Accounts payable to MSCC and its subsidiaries	$4,588	$3,288
Dividend payable to MSCC and its subsidiaries	1,638	2,307
Equity	29,500	29,500
Total liabilities and equity	$35,726	$35,095

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Management fee income	$5,472	$4,592	$16,337	$12,707
Incentive fees	(182)	19	45	19
Administrative services fees	154	—	458	—
Total revenues	5,444	4,611	16,840	12,726
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(2,660)	(2,278)	(7,572)	(6,394)
Other G&A expenses	(674)	(450)	(2,041)	(1,286)
Total allocated expenses	(3,334)	(2,728)	(9,613)	(7,680)
Pre-tax income	2,110	1,883	7,227	5,046
Tax expense	(472)	(424)	(1,605)	(1,138)
Net income	$1,638	$1,459	$5,622	$3,908

NOTE E—DEBT
Summary of debt as of September 30, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (2)	Recorded Value	Estimated Fair Value (1)
	(in thousands)
Credit Facility	$561,000	$—	$561,000	$561,000
3.00% Notes due 2026	500,000	(1,996)	498,004	422,715
5.20% Notes due 2024	450,000	863	450,863	444,114
SBIC Debentures	350,000	(6,382)	343,618	288,546
4.50% Notes due 2022	185,000	(101)	184,899	184,819
Total Debt	$2,046,000	$(7,616)	$2,038,384	$1,901,194
____________________
(1)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)The unamortized debt issuance costs for the Credit Facility are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the 3.00% Notes due 2026, 5.20% Notes due 2024, 4.50% Notes due 2022 and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
____________________
(1)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)The unamortized debt issuance costs for the Credit Facility are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the 3.00% Notes due 2026, 5.20% Notes due 2024, 4.50% Notes due 2022 and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
Summarized interest expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Credit Facility	$6,551	$1,574	$11,249	$3,948
3.00% Notes due 2026	3,882	2,487	11,645	7,124
5.20% Notes due 2024	5,714	5,714	17,141	17,141
SBIC Debentures	2,855	2,704	8,482	8,002
4.50% Notes due 2022	2,233	2,233	6,699	6,699
Total Interest Expense	$21,234	$14,711	$55,216	$42,914
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million at both September 30, 2022 and December 31, 2021. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% as of September 30, 2022 and December 31, 2021. The first principal maturity due under the existing SBIC debentures is in 2023, and the weighted-average remaining duration as of September 30, 2022 was 5.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of September 30, 2022, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.9 million that was net of unamortized debt issuance costs of

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

$3.1 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.7 million that was net of unamortized debt issuance costs of $3.3 million.
Credit Facility
Main Street maintains the Credit Facility to provide additional liquidity to support its investment and operational activities. As of September 30, 2022, the Credit Facility included total commitments of $920.0 million from a diversified group of 18 lenders, held a maturity date in August 2027 and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion.
As of September 30, 2022, borrowings under the Credit Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime Rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of September 30, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and (v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors.
As of September 30, 2022, the interest rate on the Credit Facility was 4.5%. The average interest rate for borrowings under the Credit Facility was 4.1% and 2.0% for the three months ended September 30, 2022 and 2021, respectively, and 2.9% and 2.0% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, Main Street was in compliance with all financial covenants of the Credit Facility.
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
The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 4.50% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2022, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 5.20% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2022, Main Street was in compliance with these covenants.
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
The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring Main Street’s compliance with (regardless of whether Main Street is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring Main Street to provide financial information to the holders of the 3.00% Notes and the trustee if Main Street ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of September 30, 2022, Main Street was in compliance with these covenants.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2022	2021
NAV at the beginning of the period	$25.29	$22.35
Net investment income (1)	2.31	1.92
Net realized gain (1)(2)	0.05	0.15
Net unrealized appreciation (depreciation) (1)(2)	(0.28)	1.71
Income tax provision (1)(2)	(0.24)	(0.33)
Net increase in net assets resulting from operations (1)	1.84	3.45
Dividends paid from net investment income	(2.19)	(1.85)
Distributions from capital gains	—	—
Dividends paid	(2.19)	(1.85)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.98	0.26
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.06
Other (3)	(0.06)	0.01
NAV at the end of the period	$25.94	$24.27
Market value at the end of the period	$33.64	$41.10
Shares outstanding at the end of the period	76,308,830	69,408,645
____________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
NAV at end of period	$1,979,420	$1,684,307
Average NAV	$1,876,771	$1,586,020
Average outstanding debt	$1,880,100	$1,264,680
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	5.92%	6.19%
Ratio of operating expenses to average NAV (2)(3)	4.99%	4.76%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	2.05%	2.05%
Ratio of net investment income to average NAV (2)	9.03%	8.29%
Portfolio turnover ratio (2)	12.46%	20.69%
Total investment return (2)(4)	(20.81)%	33.57%
Total return based on change in NAV (2)(5)	7.56%	15.61%
____________________
(1)Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $9.6 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.
NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.215 per share, totaling $48.1 million, or $0.645 per share, for the three months ended September 30, 2022, and $141.2 million, or $1.94 per share, for the nine months ended September 30, 2022 compared to aggregate regular monthly dividends of $42.3 million, or $0.615 per share, for the three months ended September 30, 2021, and $126.2 million, or $1.85 per share, for the nine months ended September 30, 2021. Main Street also paid a supplemental dividend of $7.6 million, or $0.10 per share, during the three months ended September 30, 2022, and $18.5 million, or $0.25 per share, during the nine months ended September 30, 2022. Main Street did not pay a supplemental dividend during the three or nine months ended September 30, 2021.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$135,287	$236,413
Book-tax difference from share-based compensation expense	(3,456)	(5,436)
Net unrealized (appreciation) depreciation	19,922	(117,072)
Income tax provision	17,477	22,691
Pre-tax book income not consolidated for tax purposes	(28,333)	(35,701)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	24,026	6,027
Estimated taxable income (1)	164,923	106,922
Taxable income earned in prior year and carried forward for distribution in current year	50,834	24,350
Taxable income earned prior to period end and carried forward for distribution next period	(71,128)	(18,959)
Dividend payable as of period end and paid in the following period	16,789	14,553
Total distributions accrued or paid to common stockholders	$161,418	$126,866
____________________
(1)Main Street’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
The Taxable Subsidiaries primarily hold certain equity investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with Main Street for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax expense (benefit):
Federal	$66	$(239)	$182	$(99)
State	496	1,056	1,110	1,712
Excise	978	136	2,366	629
Total current tax expense	1,540	953	3,658	2,242
Deferred tax expense (benefit):
Federal	125	7,989	10,098	15,284
State	395	3,342	3,721	5,165
Total deferred tax expense	520	11,331	13,819	20,449

Total income tax provision	$2,060	$12,284	$17,477	$22,691
The net deferred tax liability at September 30, 2022 and December 31, 2021 was $43.5 million and $29.7 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.

At September 30, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H—COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2022, Main Street sold 3,429,904 shares of its common stock at a weighted-average price of $40.99 per share and raised $140.6 million of gross proceeds under the ATM Program. Net proceeds were $139.2 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2022, sales transactions representing 153,023 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the net asset value per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of September 30, 2022, 12,440,162 shares remained available for sale under the ATM Program.
During the year ended December 31, 2021, Main Street sold 2,332,795 shares of its common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the net asset value per share.

During August 2022, Main Street completed a public equity offering of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $55.1 million.

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
Summarized DRIP information for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
	($ in millions)
DRIP participation	$16.4	$11.4
Shares issued for DRIP	410,415	293,647

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2022.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted during:
Nine months ended September 30, 2022	(10,256)
Restricted stock available for issuance as of September 30, 2022	4,989,744

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2022, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Nine months ended September 30, 2022	(4,590)
Restricted stock available for issuance as of September 30, 2022	295,410
For the three months ended September 30, 2022 and 2021, Main Street recognized total share-based compensation expense of $3.6 million and $2.9 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2022 and 2021, Main Street recognized total share-based compensation expense of $10.0 million and $8.0 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
As of September 30, 2022, there was $25.0 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.4 years as of September 30, 2022.
NOTE K—COMMITMENTS AND CONTINGENCIES
At September 30, 2022, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
3,300

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	4,871
Freeport Financial SBIC Fund LP	3,285
8,156

Harris Preston Fund Investments
HPEP 4, L.P.	8,104
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 HPP-MS, LP	56
10,315

MS Private Loan Fund I, LP	750

UnionRock Energy Fund II, LP	1,957

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Total Equity Commitments (1)(2)	$24,478

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Xenon Arc, Inc.	$32,400
Dalton US Inc.	19,314
CaseWorthy, Inc.	10,452
HEADLANDS OP-CO LLC	10,125
MS Private Loan Fund I, LP	10,000
PTL US Bidco, Inc	9,542
JTI Electrical & Mechanical, LLC	8,421
AMEREQUIP LLC.	7,704
NinjaTrader, LLC	7,472
Paragon Healthcare, Inc.	6,490
Archer Systems, LLC	6,315
Veregy Consolidated, Inc.	5,875
SI East, LLC	5,250
Watterson Brands, LLC	5,028
Bolder Panther Group, LLC	5,000
Pearl Meyer Topco LLC	5,000
NWN Corporation	4,819
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465
AB Centers Acquisition Corporation	4,448
Winter Services LLC	4,444
Adams Publishing Group, LLC	4,335
Bettercloud, Inc.	4,189
MonitorUS Holding, LLC	3,614
Microbe Formulas, LLC	3,601
MB2 Dental Solutions, LLC	3,500
GRT Rubber Technologies LLC	3,350
SPAU Holdings, LLC	3,194
Cody Pools, Inc.	2,950
AVEX Aviation Holdings, LLC	2,880
Batjer TopCo, LLC	2,700
GULF PACIFIC ACQUISITION, LLC	2,525
Infolinks Media Buyco, LLC	2,520
Engineering Research & Consulting, LLC	2,501
Nebraska Vet AcquireCo, LLC	2,500
Mako Steel, LP	2,414
West Star Aviation Acquisition, LLC	2,411
VVS Holdco, LLC	2,400
Centre Technologies Holdings, LLC	2,400
IG Parent Corporation	2,057

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

PPL RVs, Inc.	2,000
The Affiliati Network, LLC	2,000
Evergreen North America Acquisitions, LLC	1,854
ATS Operating, LLC	1,800
Career Team Acquireco LLC	1,800
Johnson Downie Opco, LLC	1,800
Burning Glass Intermediate Holding Company, Inc.	1,704
Chamberlin Holding LLC	1,600
Colonial Electric Company LLC	1,600
Trantech Radiator Topco, LLC	1,600
Roof Opco, LLC	1,556
American Health Staffing Group, Inc.	1,333
RA Outdoors LLC	1,278
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
KMS, LLC	1,086
Channel Partners Intermediateco, LLC	1,032
RTIC Subsidiary Holdings, LLC	890
Hawk Ridge Systems, LLC	815
Acumera, Inc.	801
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Student Resource Center, LLC	750
Jensen Jewelers of Idaho, LLC	500
Flip Electronics LLC	491
Interface Security Systems, L.L.C	439
ASC Interests, LLC	400
Flame King Holdings, LLC	400
Gulf Publishing Holdings, LLC	400
Wall Street Prep, Inc.	400
Invincible Boat Company, LLC.	353
SIB Holdings, LLC	267
Dynamic Communities, LLC	250
Classic H&G Holdco, LLC	240
Datacom, LLC	227
Acousti Engineering Company of Florida	53

Total Loan Commitments	270,384

Total Commitments	$294,862
____________________
(1)This table excludes commitments related to six additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
(2)This table excludes commitments related to three additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow on investments. As a result, the Company has excluded those commitments from this table.
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facility). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2022.
Main Street has one operating lease for its office space. The lease commenced May 15, 2017 and expires March 31, 2034. It contains two five-year extension options for a final expiration date of March 31, 2044.
In accordance with ASC 842, Main Street has recorded this lease as a right-of-use asset and a lease liability and records lease expense on a straight-line basis.
Total operating lease cost incurred by Main Street for each of the three months ended September 30, 2022 and 2021 was $0.2 million and for each of the nine months ended September 30, 2022 and 2021 was $0.5 million. As of September 30, 2022, the asset related to the operating lease was $3.4 million and is included in the interest receivable and other assets balance on the Consolidated Balance Sheets. The lease liability was $4.0 million and is included in the accounts payable and other liabilities balance on the Consolidated Balance Sheets. As of September 30, 2022, the remaining lease term was 5.3 years and the discount rate was 4.2%.
The following table shows future minimum payments under Main Street’s operating lease as of September 30, 2022 (in thousands):

For the Years Ended December 31,	Amount
2022	$197
2023	804
2024	818
2025	832
2026	846
Thereafter	933
Total	$4,430
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
NOTE L—RELATED PARTY TRANSACTIONS
As discussed further in Note D—External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

September 30, 2022, Main Street had a receivable of $6.2 million due from the External Investment Manager, which included (i) $4.6 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D—External Investment Manager) and (ii) $1.6 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1—Organization and Basis of Presentation—Organization and Note D—External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. Main Street’s purchase of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of September 30, 2022, Main Street owned 94,697 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of September 30, 2022, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.
In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of September 30, 2022, $14.0 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $5.4 million is deferred into phantom Main Street stock units, representing 161,814 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.
NOTE M—SUBSEQUENT EVENTS
In November 2022, Main Street declared a supplemental cash dividend of $0.10 per share payable in December 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2022 of $0.22 per share for each of October, November and December 2022.
In November 2022, Main Street declared regular monthly dividends of $0.225 per share for each month of January, February and March of 2023. These regular monthly dividends equal a total of $0.675 per share for the first quarter of 2023, representing a 4.7% increase from the regular monthly dividends paid in the first quarter of 2022. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2022 and first quarter of 2023, Main Street will have paid $35.795 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	$—	$—	$4	$(4)	$1	$—	$(3)
	12.63%	L+	10.00%		Secured Debt	(8)	—	—	506	4,740	65	210	4,595
	12.63%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,050)	—	4,894	—	1,050	3,844
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	12.56%	L+	10.00%		Secured Debt	(9)	—	—	649	8,037	19	1,972	6,084
					Preferred Member Units	(9)	—	(2,040)	795	7,710	—	2,040	5,670
Café Brazil, LLC					Member Units	(8)	—	(200)	178	2,570	—	200	2,370
California Splendor Holdings LLC	12.38%	L+	10.00%		Secured Debt	(9)	—	52	2,467	27,915	85	—	28,000
					Preferred Member Units	(9)	—	7,750	188	13,275	7,750	—	21,025
	15.00%			15.00%	Preferred Member Units	(9)	—	—	792	9,510	792	6,449	3,853
Clad-Rex Steel, LLC	12.13%	L+	9.50%		Secured Debt	(5)	—	—	898	10,401	29	—	10,430
	10.00%				Secured Debt	(5)	—	—	81	1,071	—	24	1,047
					Member Units	(5)	—	(760)	595	10,250	—	760	9,490
					Member Units	(5)	—	80	—	530	80	—	610
CMS Minerals Investments					Member Units	(9)	—	331	150	1,974	331	415	1,890
Cody Pools, Inc.		L+	10.50%		Secured Debt	(8)	—	—	84	(13)	2,866	2,864	(11)
	13.63%	L+	10.50%		Secured Debt	(8)	—	(66)	4,044	42,497	66	1,338	41,225
					Preferred Member Units	(8)	—	9,570	3,710	47,640	9,570	—	57,210
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	11.63%	L+	9.00%		Secured Debt	(9)	—	(13)	468	6,477	13	1,140	5,350
					Preferred Member Units	(9)	—	6,570	474	12,000	6,570	—	18,570
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	—	223	—	223
	7.50%				Secured Debt	(8)	—	160	624	7,668	284	203	7,749
					Preferred Member Units	(8)	—	60	72	2,610	60	—	2,670
Direct Marketing Solutions, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	14	102	(22)	4,272	850	3,400
	13.63%	L+	11.00%		Secured Debt	(9)	—	(53)	2,322	24,070	53	1,073	23,050
					Preferred Stock	(9)	—	3,870	1,029	18,350	3,870	—	22,220
Gamber-Johnson Holdings, LLC	10.63%	L+	8.00%		Secured Debt	(5)	—	—	5	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(5)	—	(4)	1,722	21,598	2,484	4	24,078
					Member Units	(5)	—	(3,230)	715	49,700	—	3,230	46,470
GRT Rubber Technologies LLC	10.56%	L+	8.00%		Secured Debt	(8)	—	(21)	2,756	38,885	1,629	21	40,493
					Member Units	(8)	—	—	2,483	46,190	—	—	46,190
Jensen Jewelers of Idaho, LLC	12.25%	P+	6.75%		Secured Debt	(9)	—	(6)	207	2,550	6	106	2,450
					Member Units	(9)	—	2,550	1,996	12,420	2,550	—	14,970
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	1,818	20,324	37	—	20,361
	9.00%				Secured Debt	(5)	—	—	265	3,876	1	26	3,851
					Member Units	(5)	—	(3,060)	—	12,310	—	3,060	9,250
					Member Units	(5)	—	—	84	2,460	—	—	2,460
Market Force Information, LLC	13.38%	L+	11.00%		Secured Debt	(9)	—	—	374	3,400	1,600	—	5,000
	12.00%			12.00%	Secured Debt	(9)	—	(6,065)	—	8,936	—	6,065	2,871

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(1,220)	795	5,934	9	3,234	2,709
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	(27,910)	5,620	140,400	—	27,910	112,490
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	(1)	460	6,378	1	633	5,746
					Common Stock	(6)	—	11,860	2,860	8,840	11,860	—	20,700
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(41)	1,625	18,000	41	1,791	16,250
					Preferred Member Units	(8)	—	470	1,676	20,210	470	—	20,680
PPL RVs, Inc.		L+	7.00%		Secured Debt	(8)	—	—	79	727	1,264	2,000	(9)
	8.75%	L+	7.00%		Secured Debt	(8)	—	239	1,155	11,655	8,000	—	19,655
					Common Stock	(8)	—	5,150	908	14,360	5,150	—	19,510
					Common Stock	(8)	—	—	—	—	157	—	157
Principle Environmental, LLC					Secured Debt	(8)	—	—	104	1,465	9	1,474	—
	13.00%				Secured Debt	(8)	—	—	602	5,808	18	26	5,800
					Preferred Member Units	(8)	—	1,070	656	11,160	1,070	—	12,230
					Common Stock	(8)	—	80	—	710	80	—	790
Quality Lease Service, LLC					Member Units	(7)	—	76	—	2,148	76	1,599	625
Robbins Bros. Jewelry, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	—	24	(44)	6	—	(38)
	13.63%	L+	11.00%		Secured Debt	(9)	—	—	3,465	36,000	59	450	35,609
					Preferred Equity	(9)	—	4,140	558	11,070	4,140	—	15,210
Trantech Radiator Topco, LLC	8.00%				Secured Debt	(7)	—	—	5	(8)	3	—	(5)
	12.00%				Secured Debt	(7)	—	(17)	785	8,720	17	417	8,320
					Common Stock	(7)	—	(1,240)	87	8,660	—	1,240	7,420
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	57	625	—	175	450
	6.50%				Secured Debt	(8)	—	—	49	1,000	—	—	1,000
	14.00%				Secured Debt	(8)	—	(74)	292	2,750	—	74	2,676
					Preferred Member Units	(8)	—	(940)	—	2,130	—	940	1,190
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	1,979	—	3,971	3,171	—	7,142
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	244	—	244
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	24	200	130	30	300
	13.00%				Secured Debt	(8)	—	—	211	1,636	12	—	1,648
					Member Units	(8)	—	80	—	720	80	—	800
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(411)	—	1,088	147	435	800
	5.00%				Secured Debt	(9)	—	(576)	—	1,917	—	619	1,298
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	38	710	1	—	711
					Member Units	(5)	—	1,390	—	1,930	1,390	—	3,320
Batjer TopCo, LLC					Secured Debt	(8)	—	—	4	—	451	459	(8)

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
	11.00%				Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	—	824	—	10,927	—	10,927
					Preferred Stock	(8)	—	—	—	—	4,095	—	4,095
Bolder Panther Group, LLC		L+	8.00%		Secured Debt	(9)	—	—	19	—	—	—	—
	12.63%	L+	10.00%		Secured Debt	(9)	—	266	5,780	39,000	60,194	—	99,194
	8.00%				Class B Preferred Member Units	(9)	—	3,840	558	23,170	3,840	—	27,010
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	869	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	99	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
					Warrants	(6)	—	83	—	1,712	83	—	1,795
					Warrants	(6)	—	117	—	2,348	117	—	2,465
CBT Nuggets, LLC					Member Units	(9)	—	(2,370)	2,471	50,620	—	2,370	48,250
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	25	—	1,440	1,440	—
	11.63%	L+	9.00%		Secured Debt	(8)	—	507	1,271	8,864	6,470	387	14,947
					Preferred Member Units	(8)	—	2,038	90	5,840	2,320	—	8,160
Chamberlin Holding LLC	8.63%	L+	6.00%		Secured Debt	(8)	—	—	6	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(8)	—	(51)	1,314	17,817	51	402	17,466
					Member Units	(8)	—	(1,810)	1,335	24,140	—	1,810	22,330
					Member Units	(8)	—	—	55	1,540	451	—	1,991
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(36)	461	5,694	36	36	5,694
					Preferred Member Units	(5)	—	(780)	425	13,990	—	780	13,210
Colonial Electric Company LLC					Secured Debt	(6)	—	—	46	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	—	2,224	24,351	45	945	23,451
					Preferred Member Units	(6)	—	80	1,287	9,130	80	—	9,210
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Digital Products Holdings LLC	12.63%	L+	10.00%		Secured Debt	(5)	—	—	1,436	16,801	33	990	15,844
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Flame King Holdings, LLC	9.25%	L+	6.50%		Secured Debt	(9)	—	64	464	6,324	1,276	—	7,600
	13.75%	L+	11.00%		Secured Debt	(9)	—	173	2,035	20,996	204	—	21,200
					Preferred Equity	(9)	—	3,440	909	10,400	3,440	—	13,840
Garreco, LLC	9.50%	L+	8.00%		Secured Debt	(8)	—	—	290	4,196	—	370	3,826
					Member Units	(8)	—	(280)	321	2,270	—	280	1,990
Gulf Manufacturing, LLC					Member Units	(8)	—	170	1,365	5,640	170	—	5,810
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	7	257	—	257	—
					Secured Debt	(8)	(5,822)	3,848	503	9,717	—	9,717	—
	12.50%				Secured Debt	(8)	—	(116)	—	—	2,400	116	2,284
					Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	(1,680)	—	—	5,600	1,680	3,920
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(250)	—	3,530	—	250	3,280
Johnson Downie Opco, LLC	14.13%	L+	11.50%		Secured Debt	(8)	—	—	10	(18)	3	—	(15)
	14.13%	L+	11.50%		Secured Debt	(8)	—	84	1,109	11,362	114	1,477	9,999
					Preferred Equity	(8)	—	2,730	808	3,150	2,730	—	5,880
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,881	—	25,419	—	25,419

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Common Stock	(9)	—	—	468	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	770	1,007	13,620	770	—	14,390
MS Private Loan Fund					LP Interests	(8)	—	20	437	2,581	11,770	—	14,351
MSC Income Fund, Inc.					Common Equity	(8)	—	11	15	—	761	—	761
NAPCO Precast, LLC					Member Units	(8)	—	(2,380)	4	13,560	—	2,380	11,180
Nebraska Vet AcquireCo, LLC (NVS)	8.71%	L+	7.00%		Secured Debt	(5)	—	—	7	—	—	—	—
	12.00%				Secured Debt	(5)	—	121	1,146	4,829	13,452	—	18,281
	12.00%				Secured Debt	(5)	—	71	972	10,412	88	—	10,500
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC	11.00%				Secured Debt	(8)	—	—	26	800	—	640	160
	11.00%				Secured Debt	(8)	—	(928)	1,560	13,245	—	4,192	9,053
					Preferred Member Units	(8)	—	(2,913)	60	2,690	1,333	2,913	1,110
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	189	2,080	—	—	2,080
					Member Units	(5)	—	(1,585)	449	6,200	—	1,585	4,615
					Member Units	(5)	—	(65)	13	240	—	65	175
NuStep, LLC	9.13%	L+	6.50%		Secured Debt	(5)	—	—	208	1,720	2,679	—	4,399
	12.00%				Secured Debt	(5)	—	(4)	1,612	17,240	1,175	4	18,411
					Preferred Member Units	(5)	—	(3,300)	—	13,500	—	3,300	10,200
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	16	175	—	175	—
	13.63%	L+	11.00%		Secured Debt	(5)	—	—	2,305	23,976	41	600	23,417
					Preferred Stock	(5)	—	—	579	10,000	—	—	10,000
Pearl Meyer Topco LLC					Secured Debt	(6)	—	—	24	—	1,500	1,500	—
	12.00%				Secured Debt	(6)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(6)	—	(76)	2,819	32,674	76	4,069	28,681
					Member Units	(6)	—	14,850	5,754	26,970	14,850	—	41,820
River Aggregates, LLC					Member Units	(8)	—	180	—	3,280	180	—	3,460
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	158	1,040	800	—	1,840
	12.00%				Secured Debt	(9)	—	(71)	1,431	15,141	47	71	15,117
					Preferred Member Units	(9)	—	(1,933)	—	8,579	488	1,930	7,137
Televerde, LLC					Member Units	(8)	—	(2,076)	—	7,280	—	2,076	5,204
					Preferred Stock	(8)	—	1,076	—	—	1,794	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	144	3,000	—	—	3,000
VVS Holdco LLC	8.63%	L+	6.00%		Secured Debt	(5)	—	—	45	1,169	805	1,201	773
	11.50%				Secured Debt	(5)	—	—	2,697	30,100	46	—	30,146
					Preferred Equity	(5)	—	240	300	11,840	238	—	12,078
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred from other 1940 Act classification during the period							—	—	985	41,748	—	—	—
Total Control investments							$(5,822)	$20,618	$110,751	$1,489,257	$280,134	$128,214	$1,599,429
Affiliate Investments
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt	(7)	$—	$143	$1,492	$9,794	$1,182	$—	$10,976
					Common Stock	(7)	—	(2,004)	—	2,079	—	2,004	75

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Warrants	(7)	—	(1,865)	—	1,940	—	1,865	75
AFG Capital Group, LLC					Preferred Member Units	(8)	—	—	2	144	—	144	—
					Preferred Member Units	(8)	—	1,040	200	7,740	1,040	—	8,780
ATX Networks Corp.	11.14%	L+	7.50%		Secured Debt	(6)	—	403	562	7,092	631	1,016	6,707
	10.00%			10.00%	Unsecured Debt	(6)	—	260	242	1,963	502	—	2,465
					Common Stock	(6)	—	—	—	—	—	—	—
BBB Tank Services, LLC	13.56%	L+	11.00%		Unsecured Debt	(8)	—	—	75	800	—	—	800
	13.56%	L+	11.00%		Unsecured Debt	(8)	—	(209)	377	1,707	—	209	1,498
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%			15.00%	Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	24	320	—	—	320
					Member Units	(6)	—	(1,510)	73	4,830	—	1,510	3,320
Buca C, LLC	9.00%				Secured Debt	(7)	—	1,604	1,488	14,370	1,602	1,966	14,006
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	8.63%	L+	6.00%		Secured Debt	(6)	—	—	5	—	—	—	—
	12.50%				Secured Debt	(6)	—	—	1,950	20,050	30	—	20,080
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	510	—	460	510	—	970
Classic H&G Holdings, LLC	8.38%	L+	6.00%		Secured Debt	(6)	—	—	455	4,000	11,720	7,960	7,760
	8.00%				Secured Debt	(6)	—	(32)	1,201	19,274	32	32	19,274
					Preferred Member Units	(6)	—	8,530	1,294	15,260	8,530	—	23,790
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(63)	427	9,959	—	2,105	7,854
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	175	1,961	20,993	207	—	21,200
					Preferred Equity	(7)	—	1,316	—	5,944	1,316	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(1,147)	—	10,329	—	1,147	9,182
					LP Interests (Dos Rios Partners, LP)	(8)	—	(364)	—	3,280	—	364	2,916
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(290)	—	640	—	290	350
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11	—	46	547	1,093	170	1,470
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(52)	2	6,078	—	1,962	4,116
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	309	7,231	—	1,056	6,175
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(25)	969	12,545	25	825	11,745
					Preferred Member Units	(5)	—	150	417	6,990	150	—	7,140
Hawk Ridge Systems, LLC	8.38%	L+	6.00%		Secured Debt	(9)	—	—	150	2,585	597	—	3,182
	8.00%				Secured Debt	(9)	—	(4)	2,145	34,800	3,004	4	37,800
					Preferred Member Units	(9)	—	4,400	803	14,680	4,400	—	19,080

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Preferred Member Units	(9)	—	230	—	770	230	—	1,000
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(210)	182	2,960	—	210	2,750
					Member Units	(8)	—	(990)	17	3,210	—	990	2,220
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(80)	4,712	1,033	1,414	4,331
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	—	1,896	—	1,896
					LP Interests (423 COR, LP)	(8)	—	—	—	—	1,400	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(1,880)	1,499	14,387	—	1,880	12,507
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	443	4,557	7	—	4,564
	12.50%				Secured Debt	(5)	—	—	308	3,170	4	—	3,174
	12.50%				Secured Debt	(5)	—	—	848	8,944	—	—	8,944
	12.50%				Secured Debt	(5)	—	—	1,926	19,805	30	—	19,835
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC					Preferred Member Units (non-voting)	(8)	—	—	9	107	10	117	—
					Member Units	(8)	617	(541)	224	2,560	617	3,177	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(273)	28	935	28	273	690
	12.00%			12.00%	Secured Debt	(8)	—	(280)	29	954	29	280	703
	12.00%			12.00%	Secured Debt	(8)	—	(602)	62	2,055	62	602	1,515
	12.00%			12.00%	Secured Debt	(8)	—	(1,255)	129	4,285	130	1,255	3,160
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	192	5	—	197
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC	13.56%	L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	13.56%	L+	11.00%		Secured Debt	(7)	—	—	536	5,547	9	—	5,556
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00%				Secured Debt	(8)	(67)	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	—	195	2,250	3,750	3,750	2,250
	10.25%				Secured Debt	(7)	—	—	6,068	63,600	31,125	1,489	93,236
					Preferred Member Units	(7)	—	3,380	568	11,570	3,380	—	14,950
Slick Innovations, LLC	11.00%				Secured Debt	(6)	—	(41)	481	5,320	41	1,121	4,240
					Common Stock	(6)	—	130	—	1,510	130	—	1,640
					Warrants	(6)	—	40	—	400	40	—	440
Sonic Systems International, LLC	9.75%	L+	7.50%		Secured Debt	(8)	—	102	966	11,757	3,856	—	15,613
					Common Stock	(8)	—	64	32	1,070	350	—	1,420
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,991	21,332	35	—	21,367
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
The Affiliati Network, LLC					Secured Debt	(9)	—	—	28	262	3,523	3,800	(15)
	13.00%				Secured Debt	(9)	—	—	1,166	12,834	35	1,720	11,149
					Preferred Stock	(9)	—	—	339	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	(64)	194	6,123	1,880	2,649	5,354
UniTek Global Services, Inc.	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	3	29	371	9	—	380
	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	26	146	1,852	61	212	1,701
	15.00%			15.00%	Secured Convertible Debt	(6)	—	782	167	2,375	1,896	—	4,271
	20.00%			20.00%	Preferred Stock	(6)	—	(280)	280	2,832	281	280	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	153	—	1,498	153	—	1,651
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Volusion, LLC	11.50%				Secured Debt	(8)	—	(104)	1,490	17,434	—	804	16,630
	8.00%				Unsecured Convertible Debt	(8)	—	—	24	409	—	—	409
					Preferred Member Units	(8)	—	(5,989)	—	5,990	—	5,990	—
					Warrants	(8)	—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred from other 1940 Act classification during the period							—	139	1,302	32,597	—	—	—
Total Affiliate investments							$1,340	$3,703	$38,300	$549,214	$92,606	$56,642	$552,581
____________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $346,535. This represented 21.7% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $67,491. This represented 12.2% of net assets as of September 30, 2022.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $144,681. This represented 9.0% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $105,372. This represented 19.1% of net assets as of September 30, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $16,360. This represented 1.0% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $196,507. This represented 35.6% of net assets as of September 30, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $593,513. This represented 37.1% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $99,261. This represented 18.0% of net assets as of September 30, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $498,340. This represented 31.2% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $83,950. This represented 15.2% of net assets as of September 30, 2022.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of September 30, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)					Preferred Member Units	(8)	$—	$(3,200)	$—	$3,200	$—	$3,200	$—
					Preferred Member Units	(8)	—	2,356	—	—	4,783	—	4,783
					Warrants	(8)	—	(10)	—	10	—	10	—
	12.00%	L+	10.00%		Secured Debt	(8)	—	—	520	4,873	134	220	4,787
Café Brazil, LLC					Member Units	(8)	—	540	470	2,030	540	—	2,570
California Splendor Holdings LLC					Preferred Member Units	(9)	—	4,564	188	6,241	4,564	—	10,805
	11.00%	L+	10.00%		Secured Debt	(9)	—	36	2,579	35,832	196	8,129	27,899
	15.00%			15.00%	Preferred Member Units	(9)	—	—	939	8,255	939	—	9,194
Clad-Rex Steel, LLC					Member Units	(5)	—	—	—	530	—	—	530
					Member Units	(5)	—	1,640	2,181	8,610	1,640	—	10,250
	10.00%				Secured Debt	(5)	—	—	83	1,100	—	22	1,078
	10.50%	L+	9.50%		Secured Debt	(5)	—	—	878	10,853	—	460	10,393
CMS Minerals Investments					Member Units	(9)	—	453	22	1,624	454	195	1,883
Cody Pools, Inc.					Preferred Member Units	(8)	—	15,450	1,602	14,940	15,450	—	30,390
	12.25%	L+	10.50%		Secured Debt	(8)	—	6	1,400	14,216	8,000	4,169	18,047
Datacom, LLC	8.00%				Secured Debt	(8)	(1,800)	185	—	1,615	185	1,800	—
					Preferred Member Units	(8)	(1,294)	1,294	—	—	1,294	1,294	—
					Preferred Member Units	(8)	(6,030)	6,030	—	—	6,030	6,030	—
	10.50%			10.50%	Secured Debt	(8)	(1,801)	1,945	1	10,531	1,945	12,476	—
					Preferred Member Units	(8)	—	—	—	—	2,610	—	2,610
	5.00%				Secured Debt	(8)	—	—	564	—	8,288	81	8,207
Direct Marketing Solutions, Inc.					Preferred Stock	(9)	—	(2,230)	672	19,380	—	2,230	17,150
	12.00%	L+	11.00%		Secured Debt	(9)	—	—	1,401	15,006	28	235	14,799
Gamber-Johnson Holdings, LLC					Member Units	(5)	—	32	3,744	52,490	2,880	—	55,370
	9.00%	L+	7.00%		Secured Debt	(5)	—	(31)	1,435	19,838	830	30	20,638
GRT Rubber Technologies LLC					Member Units	(8)	—	—	3,636	44,900	—	—	44,900
	7.10%	L+	7.00%		Secured Debt	(8)	—	—	904	16,775	—	—	16,775
Jensen Jewelers of Idaho, LLC					Member Units	(9)	—	3,640	1,264	7,620	3,640	—	11,260
	10.00%	P+	6.75%		Secured Debt	(9)	—	(10)	244	3,400	10	660	2,750
Kickhaefer Manufacturing Company, LLC					Member Units	(5)	—	50	75	1,160	50	—	1,210
					Member Units	(5)	—	—	—	12,240	—	—	12,240
	11.50%				Secured Debt	(5)	—	—	1,915	22,269	44	2,000	20,313
	9.00%				Secured Debt	(5)	—	—	266	3,909	—	24	3,885
Market Force Information, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	282	1,600	1,800	—	3,400
	12.00%			12.00%	Secured Debt	(9)	—	(2,403)	—	13,562	—	2,403	11,159
MH Corbin Holding LLC					Preferred Member Units	(5)	—	(2,370)	—	2,370	—	2,370	—
	13.00%				Secured Debt	(5)	—	(2,059)	854	8,280	25	2,299	6,006
MSC Adviser I, LLC					Member Units	(8)	—	11,320	3,908	116,760	11,320	—	128,080
Mystic Logistics Holdings, LLC					Common Stock	(6)	—	(1,820)	548	8,990	—	1,820	7,170
	12.00%				Secured Debt	(6)	—	—	622	6,723	7	24	6,706
OMi Holdings, Inc.					Preferred Member Units	(8)	—	(170)	1,330	20,380	—	170	20,210
	12.00%				Secured Debt	(8)	—	176	550	—	18,000	—	18,000
PPL RVs, Inc.					Common Stock	(8)	—	2,190	805	11,500	2,190	—	13,690

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
	7.50%	L+	7.00%		Secured Debt	(8)	—	(21)	708	11,806	790	221	12,375
Principle Environmental, LLC					Warrants	(8)	—	330	—	870	330	1,200	—
					Common Stock	(8)	—	(490)	—	—	1,200	490	710
					Preferred Member Units	(8)	—	(920)	—	10,500	—	920	9,580
	13.00%				Secured Debt	(8)	—	(62)	649	6,397	18	63	6,352
Quality Lease Service, LLC					Member Units	(7)	—	(180)	—	4,460	—	1,430	3,030
Trantech Radiator Topco, LLC					Common Stock	(7)	—	620	87	6,030	620	—	6,650
	12.00%				Secured Debt	(7)	—	—	811	8,644	14	—	8,658
Ziegler’s NYPD, LLC					Preferred Member Units	(8)	—	350	—	1,780	350	—	2,130
	12.00%				Secured Debt	(8)	—	—	57	625	—	—	625
	14.00%				Secured Debt	(8)	—	—	292	2,750	—	—	2,750
	6.50%				Secured Debt	(8)	—	21	49	979	21	—	1,000
Other controlled investments
2717 MH, L.P.					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	250	—	250	—
					LP Interests (2717 MH, L.P.)	(8)	—	585	—	2,702	689	—	3,391
ASC Interests, LLC					Member Units	(8)	—	(400)	—	1,120	—	400	720
	13.00%				Secured Debt	(8)	—	—	193	1,715	116	—	1,831
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(304)	—	3,347	—	472	2,875
Barfly Ventures, LLC					Member Units	(5)	—	346	—	1,584	346	—	1,930
	7.00%				Secured Debt	(5)	—	—	58	343	367	—	710
Bolder Panther Group, LLC	10.50%	L+	9.00%		Secured Debt	(9)	—	329	2,582	27,225	11,775	—	39,000
	14.00%				Class A Preferred Member Units	(9)	—	—	1,067	10,194	—	—	10,194
	8.00%				Class B Preferred Member Units	(9)	—	6,310	2,087	14,000	6,310	—	20,310
	9.50%	L+	8.00%		Secured Debt	(9)	—	—	36	—	500	500	—
Bond-Coat, Inc.					Common Stock	(8)	(2,320)	4,310	—	2,040	4,310	6,350	—
Brewer Crane Holdings, LLC					Preferred Member Units	(9)	—	(1,570)	397	5,850	—	1,570	4,280
	11.00%	L+	10.00%		Secured Debt	(9)	—	—	708	8,513	15	372	8,156
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
					Warrants	(6)	—	840	—	3,220	840	—	4,060
	13.00%				Secured Debt	(6)	—	—	100	998	2	—	1,000
	13.00%				Secured Debt	(6)	—	—	1,279	8,403	410	—	8,813
CBT Nuggets, LLC					Member Units	(9)	—	6,540	1,901	46,080	6,540	—	52,620
Centre Technologies Holdings, LLC					Preferred Member Units	(8)	—	(320)	90	6,160	—	320	5,840
	12.00%	L+	10.00%		Secured Debt	(8)	—	—	969	11,549	28	2,059	9,518
Chamberlin Holding LLC					Member Units	(8)	—	160	51	1,270	160	—	1,430
					Member Units	(8)	—	(3,930)	3,707	28,070	—	3,930	24,140
	9.00%	L+	8.00%		Secured Debt	(8)	—	18	1,117	15,212	4,000	1,395	17,817
Charps, LLC					Preferred Member Units	(5)	—	3,720	2,120	10,520	3,720	—	14,240
	10.00%				Unsecured Debt	(5)	—	(382)	846	8,475	282	3,723	5,034
	15.00%				Secured Debt	(5)	—	—	4	669	—	669	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Colonial Electric Company LLC					Preferred Member Units	(6)	—	780	200	—	8,460	—	8,460
	12.00%				Secured Debt	(6)	—	—	1,938	—	24,969	315	24,654
CompareNetworks Topco, LLC					Preferred Member Units	(9)	—	5,220	316	6,780	5,220	—	12,000
	10.00%	L+	9.00%		Secured Debt	(9)	—	(16)	609	7,954	15	1,492	6,477
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	747	—	37	710
Digital Products Holdings LLC					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
	11.00%	L+	10.00%		Secured Debt	(5)	—	—	1,494	18,077	33	990	17,120
Garreco, LLC					Member Units	(8)	—	800	—	1,410	800	—	2,210
	9.00%	L+	8.00%		Secured Debt	(8)	—	—	308	4,519	—	—	4,519
Gulf Manufacturing, LLC					Member Units	(8)	—	1,130	1,210	4,510	1,130	—	5,640
Gulf Publishing Holdings, LLC	10.50%	L+	9.50%	5.25%	Secured Debt	(8)	—	—	17	250	14	7	257
	12.50%			6.25%	Secured Debt	(8)	—	(2,012)	1,065	12,044	849	2,431	10,462
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(1,920)	—	5,450	—	1,920	3,530
J&J Services, Inc.					Preferred Stock	(7)	—	2,720	—	12,680	2,720	—	15,400
	11.50%				Secured Debt	(7)	—	(30)	1,084	12,800	30	2,030	10,800
KBK Industries, LLC					Member Units	(5)	—	420	456	13,200	420	—	13,620
MS Private Loan Fund					LP Interests	(8)	—	—	—	—	1,000	—	1,000
	5.00%				Unsecured Debt	(8)	—	—	642	—	33,866	3,575	30,291
MSC Income Fund Inc.	5.00%				Unsecured Debt	(8)	—	352	1,603	—	60,000	—	60,000
NAPCO Precast, LLC					Member Units	(8)	—	(2,540)	1,823	16,100	—	2,540	13,560
Nebraska Vet AcquireCo, LLC (NVS)					Preferred Member Units	(5)	—	—	—	6,500	—	—	6,500
	12.00%				Secured Debt	(5)	—	—	979	10,395	13	—	10,408
NexRev LLC					Preferred Member Units	(8)	—	1,810	60	1,470	1,810	—	3,280
	11.00%				Secured Debt	(8)	—	(1,351)	1,417	16,727	28	2,005	14,750
NRI Clinical Research, LLC					Member Units	(9)	8,786	(4,835)	2,805	5,600	—	5,600	—
					Warrants	(9)	—	(1,238)	—	1,490	—	1,490	—
	9.00%				Secured Debt	(9)	—	(48)	380	5,620	48	5,668	—
NRP Jones, LLC					Member Units	(5)	—	3,619	(45)	2,821	3,619	—	6,440
	12.00%				Secured Debt	(5)	—	—	189	2,080	—	—	2,080
NuStep, LLC					Preferred Member Units	(5)	—	2,720	—	10,780	2,720	—	13,500
	10.50%				Secured Debt	(5)	—	17	1,507	17,193	47	—	17,240
	7.50%	L+	6.50%		Secured Debt	(5)	—	—	25	—	2,000	400	1,600
Orttech Holdings, LLC					Preferred Stock	(5)	—	—	—	—	12,600	1,000	11,600
	12.00%	L+	11.00%		Secured Debt	(5)	—	—	767	—	24,183	—	24,183
Pearl Meyer Topco LLC					Member Units	(6)	—	5,539	1,949	15,940	5,540	—	21,480
	12.00%				Secured Debt	(6)	—	258	3,223	37,202	310	3,838	33,674
Pegasus Research Group, LLC					Member Units	(8)	—	(1,550)	—	8,830	—	1,550	7,280
River Aggregates, LLC					Member Units	(8)	—	160	125	3,240	160	—	3,400
Tedder Industries, LLC					Preferred Member Units	(9)	—	—	—	8,136	—	—	8,136
	12.00%				Secured Debt	(9)	—	—	1,486	16,301	2,032	1,600	16,733
UnionRock Energy Fund II, LP					LP Interests	(9)	—	2,407	—	2,894	3,781	220	6,455
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	(160)	—	3,160	—	160	3,000
	13.00%				Secured Debt	(9)	—	—	200	2,028	—	—	2,028
Other

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Amounts related to investments transferred from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$(4,459)	$65,756	$85,904	$1,113,725	$340,046	$117,553	$1,336,218
Affiliate Investments
AAC Holdings, Inc.					Common Stock	(7)	$—	$(1,038)	$—	$3,148	$—	$1,038	$2,110
					Warrants	(7)	—	(968)	—	2,938	—	968	1,970
	18.00%			8.00%	Secured Debt	(7)	—	(89)	1,329	9,187	744	223	9,708
AFG Capital Group, LLC					Preferred Member Units	(8)	—	1,570	200	5,810	1,570	—	7,380
	10.00%				Secured Debt	(8)	—	—	26	491	—	260	231
ATX Networks Corp.	10.00%			10.00%	Secured Debt	(6)	—	—	—	—	1,963	—	1,963
	8.50%	L+	7.50%		Secured Debt	(6)	—	—	—	—	7,092	—	7,092
	8.75%	L+	6.25%	1.50%	Secured Debt	(6)	(4,528)	1,133	—	12,263	1,521	13,784	—
BBB Tank Services, LLC					Member Units	(8)	—	(280)	—	280	—	280	—
	12.00%	L+	11.00%		Unsecured Debt	(8)	—	(1,000)	464	4,722	27	1,001	3,748
	15.00%			15.00%	Preferred Stock (non-voting)	(8)	—	(162)	11	151	11	162	—
Boccella Precast Products LLC					Member Units	(6)	—	(1,210)	379	6,040	—	1,210	4,830
	10.00%				Secured Debt	(6)	—	—	1	—	320	—	320
Brightwood Capital Fund Investments - Fund V					LP Interests (Brightwood Capital Fund V, LP)	(6)	—	—	—	—	1,000	—	1,000
Buca C, LLC	10.25%	L+	9.25%		Secured Debt	(7)	—	(373)	1,264	14,256	487	373	14,370
CAI Software LLC					Member Units	(6)	—	7,321	1,900	7,190	7,321	1,921	12,590
	12.50%				Secured Debt	(6)	—	(1)	5,547	47,474	23,601	4,474	66,601
Chandler Signs Holdings, LLC					Class A Units	(8)	—	(810)	—	1,460	—	810	650
Charlotte Russe, Inc					Common Stock	(9)	(3,141)	3,141	—	—	3,141	3,141	—
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	4,110	820	9,510	4,110	—	13,620
	7.00%	L+	6.00%		Secured Debt	(6)	—	—	26	—	1,400	—	1,400
	8.00%				Secured Debt	(6)	—	(73)	1,807	24,800	73	5,599	19,274
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund II, LP)	(8)	(4,449)	4,355	—	94	4,355	4,449	—
					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(96)	583	11,540	—	1,137	10,403
Copper Trail Energy Fund I, LP					LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	378	1,782	379	2,161	—
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	—	1,450	—	1,720	1,450	—	3,170
					LP Interests (Dos Rios Partners, LP)	(8)	—	4,567	—	5,417	4,567	—	9,984
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(340)	—	1,250	—	340	910
East Teak Fine Hardwoods, Inc.					Common Stock	(7)	(80)	180	100	300	180	480	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	9	92	35	526	125	177	474
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	869	—	5,264	869	—	6,133

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	66	613	10,321	66	3,156	7,231
GFG Group, LLC.					Preferred Member Units	(5)	—	2,090	460	—	6,990	—	6,990
	12.00%				12.00% Secured Debt	(5)	—	—	1,211	—	15,631	3,200	12,431
Hawk Ridge Systems, LLC					Preferred Member Units	(9)	—	270	—	420	270	—	690
					Preferred Member Units	(9)	—	5,130	691	8,030	5,130	—	13,160
	7.00%	L+	6.00%		Secured Debt	(9)	—	—	23	—	2,585	—	2,585
	9.00%				Secured Debt	(9)	—	(25)	1,366	18,400	25	25	18,400
Houston Plating and Coatings, LLC					Member Units	(8)	—	(1,620)	180	5,080	—	1,620	3,460
	8.00%				Unsecured Convertible Debt	(8)	—	—	182	2,900	—	—	2,900
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	803	—	3,258	1,177	252	4,183
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 24.40% profits interest) (8)	(8)	—	413	1,386	15,787	1,215	2,000	15,002
Iron-Main Investments, LLC					Common Stock	(5)	—	—	—	—	1,027	—	1,027
	12.50%				Secured Debt	(5)	—	—	98	—	3,168	—	3,168
	13.00%				Secured Debt	(5)	—	—	191	—	4,555	—	4,555
L.F. Manufacturing Holdings, LLC					Member Units	(8)	—	50	—	2,050	50	—	2,100
	14.00%			14.00%	Preferred Member Units (non-voting)	(8)	—	—	10	93	10	—	103
Meisler Operating LLC					Common Stock	(5)	17,048	(7,414)	—	16,010	—	16,010	—
OnAsset Intelligence, Inc.					Common Stock	(8)	—	(830)	—	—	830	830	—
					Warrants	(8)	—	830	—	—	830	830	—
	10.00%			10.00%	Unsecured Debt	(8)	—	—	6	64	129	6	187
	12.00%			12.00%	Secured Debt	(8)	—	—	685	7,301	686	—	7,987
Oneliance, LLC					Preferred Stock	(7)	—	—	—	—	1,056	—	1,056
	12.00%	L+	11.00%		Secured Debt	(7)	—	—	162	—	5,545	—	5,545
PCI Holding Company, Inc.					Preferred Stock	(9)	—	(203)	2,852	4,130	—	4,130	—
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00%				Secured Debt	(8)	(694)	—	—	—	—	—	—
SI East, LLC (Stavig)					Preferred Member Units	(7)	—	5,422	2,102	9,780	5,422	4,782	10,420
	10.25%				Secured Debt	(7)	—	(74)	2,332	32,962	34,500	3,862	63,600
Slick Innovations, LLC					Common Stock	(6)	—	180	—	1,330	180	—	1,510
					Warrants	(6)	—	40	—	360	40	—	400
	13.00%				Secured Debt	(6)	—	(33)	545	5,720	33	433	5,320
Sonic Systems International, LLC					Common Stock	(8)	—	—	26	—	1,070	—	1,070
	8.50%	L+	7.50%		Secured Debt	(8)	—	—	111	—	11,747	—	11,747
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
	12.00%				Secured Debt	(7)	—	—	1,982	21,298	25	—	21,323
The Affiliati Network, LLC					Preferred Stock	(9)	—	—	—	—	6,400	—	6,400
	10.00%				Secured Debt	(9)	—	—	2	—	381	—	381
	11.83%				Secured Debt	(9)	—	—	421	—	13,862	239	13,623
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	966	105	—	2,249	87	2,162
	20.00%			20.00%	Preferred Stock	(6)	—	737	—	375	737	—	1,112
	20.00%			20.00%	Preferred Stock	(6)	—	(230)	230	2,833	230	230	2,833
	8.50%	L+	5.50%	2.00%	Secured Debt	(6)	—	114	183	2,425	243	454	2,214

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Volusion, LLC					Preferred Member Units	(8)	—	—	—	5,990	—	—	5,990
	11.50%				Secured Debt	(8)	—	991	1,736	19,243	991	2,800	17,434
	8.00%				Unsecured Convertible Debt	(8)	—	118	24	291	118	—	409
Other							—	—	—	—	—	—	—
Amounts related to investments transferred from other 1940 Act classification during the period							—	—	—	(12,263)	—	—	—
Total Affiliate investments							$3,962	$30,518	$34,785	$366,301	$195,509	$88,934	$485,139
________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $297,953. This represented 25.9% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $41,535. This represented 13.9% of net assets as of September 30, 2021.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $117,017. This represented 10.8% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $144,241. This represented 21.7% of net assets as of September 30, 2021.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $44,538. This represented 1.2% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $134,602. This represented 40.5% of net assets as of September 30, 2021.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $573,437. This represented 44.4% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $109,522. This represented 20.5% of net assets as of September 30, 2021.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $303,273. This represented 37.3% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $55,239. This represented 17.3% of net assets as of September 30, 2021.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of September 30, 2021 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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
ECONOMIC UPDATE

The recent disruption of the U.S. and global economies, including supply chain delays, labor and material availability constraints, price increases and other impacts of inflation, cost and availability of capital and the effects of the COVID-19 pandemic and geopolitical events, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended September 30, 2022, we continued to work collectively with our employees and portfolio companies to navigate these significant challenges. Neither our management team nor our Board of Directors is able to predict the full impact of the economic disruption, including its duration and the magnitude. As such, while we will continue to monitor the evolving situation, we are unable to predict with any certainty the extent to which these events, or any future impacts, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

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
The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation and depreciation could have a material impact on our operating results.
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team, our employees and our shareholders, and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed. Our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business. The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, for the trailing twelve months ended September 30, 2022 and 2021, respectively, and 1.5% for the year ended December 31, 2021. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.3% for each of the trailing twelve months ended September 30, 2022 and 2021, and 3.4% for the year ended December 31, 2021. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
The External Investment Manager provides administrative services for certain External Party clients that, to the extent not waived, are reported as administrative services fees. The administrative services fees generally represent expense reimbursements for a portion of the compensation, overhead and related expenses for certain professionals directly attributable to performing administrative services for clients. These fees are recognized as other revenue in the period in which the related services are rendered.
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $5.0 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively. The External Investment Manager earned base management fee income of $5.5 million and $4.6 million during the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the External Investment Manager did not earn incentive fee income. Incentive fee income earned in the three months ended September 30, 2021 was not significant. During the three months ended September 30, 2022, the External Investment Manager earned $0.2 million in administrative services fee income. No administrative services fee income was earned in the three months ended September 30, 2021. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended September 30, 2022 and 2021 of $3.3 million and $2.7 million, respectively. The total contribution to our net investment income was $15.2 million and $11.6 million for the nine months ended September 30, 2022 and 2021, respectively. The External Investment Manager earned base management fee income of $16.3 million and $12.7 million during the nine months ended September 30, 2022 and 2021, respectively. Incentive fee income earned during the nine months ended September 30, 2022 and 2021, respectively, was not significant. During the nine months ended September 30, 2022, the External Investment Manager earned $0.5 million in administrative services fee income. No administrative services fee income was earned in the nine months ended September 30, 2021. Our total expenses are net of expenses allocated to the External Investment Manager for the nine months ended September 30, 2022 and 2021 of $9.6 million and $7.7 million, respectively.
We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other funds and clients advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, the Private Loan Fund and other clients advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds and clients advised by the External Investment Manager, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds and clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where only price is negotiated by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of September 30, 2022
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	75	87	33
Fair value	$1,910.9	$1,476.9	$354.3
Cost	$1,593.7	$1,523.8	$419.4
Debt investments as a % of portfolio (at cost)	73.0%	97.1%	94.4%
Equity investments as a % of portfolio (at cost)	27.0%	2.9%	5.6%
% of debt investments at cost secured by first priority lien	99.1%	99.9%	98.8%
Weighted-average annual effective yield (b)	11.8%	9.9%	9.6%
Average EBITDA (c)	$7.7	$41.9	$70.7
____________________
(a)At September 30, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of September 30, 2022 including debt investments on non-accrual status was 11.1% for our LMM portfolio, 9.6% for our Private Loan portfolio and 9.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
(a)At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 10.6% for our LMM portfolio, 8.0% for our Private Loan portfolio and 6.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, three Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.
For the three months ended September 30, 2022 and 2021, we achieved an annualized total return on investments of 10.5% and 18.0%, respectively. For the nine months ended September 30, 2022 and 2021, we achieved an annualized total return on investments of 9.6% and 16.6%, respectively. For the year ended December 31, 2021, we achieved a total return on investments of 16.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2022, we had Other Portfolio investments in 14 companies, collectively totaling $117.0 million in fair value and $121.3 million in cost basis and which comprised 2.9% and 3.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2022, this investment had a fair value of $112.5 million and a cost basis of $29.5 million, which comprised 2.8% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of our Investment Portfolio at fair value and cost, respectively.

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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both September 30, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1.—Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our investment portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of September 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9.—Summary of Significant Accounting Policies—Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2022 and 2021, (i) 1.2% and 2.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2022 and 2021, (i) 1.3% and 3.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio, short-term portfolio investments and the External Investment Manager).

Cost:	September 30, 2022	December 31, 2021
First lien debt	85.4%	82.5%
Equity	13.9	16.2
Second lien debt	0.1	0.6
Equity warrants	0.2	0.3
Other	0.4	0.4
	100.0%	100.0%

Fair Value:	September 30, 2022	December 31, 2021
First lien debt	76.1%	74.3%
Equity	23.2	24.6
Second lien debt	0.2	0.5
Equity warrants	0.1	0.2
Other	0.4	0.4
	100.0%	100.0%
Our LMM portfolio investments, Private Loan portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see “Item 1A. Risk Factors—Risks Related to our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of September 30, 2022, our total Investment Portfolio had 11 investments on non-accrual status, which comprised 0.8% of its fair value and 3.7% of its cost. As of December 31, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and September 30, 2021
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$98,387	$76,779	$21,608	28%
Total expenses	(35,939)	(27,475)	(8,464)	31%
Net investment income	62,448	49,304	13,144	27%
Net realized gain from investments	5,031	8,305	(3,274)	NM
Net unrealized appreciation (depreciation) from investments	(10,081)	38,631	(48,712)	NM
Income tax provision	(2,060)	(12,284)	10,224	NM
Net increase in net assets resulting from operations	$55,338	$83,956	$(28,618)	(34)%

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$62,448	$49,304	$13,144	27%
Share‑based compensation expense	3,617	2,869	748	26%
Deferred compensation benefit	(298)	(22)	(276)	NM
Distributable net investment income (a)	$65,767	$52,151	$13,616	26%
Net investment income per share—Basic and diluted	$0.83	$0.71	$0.12	17%
Distributable net investment income per share—Basic and diluted (a)	$0.88	$0.76	$0.12	16%
____________________
NM    Net change % not meaningful
(a)Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impacts of share-based compensation expense and deferred compensation expense or benefit. We believe presenting distributable net investment income and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since share-based compensation does not require settlement in cash and deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is detailed in the table above.
Investment Income
Total investment income for the three months ended September 30, 2022 was $98.4 million, a 28% increase from the $76.8 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$75,023	$50,468	$24,555	49%	(a)
Dividend income	19,424	23,012	(3,588)	(16)%	(b)
Fee income	3,940	3,299	641	19%	(c)
Total investment income	$98,387	$76,779	$21,608	28%	(d)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments primarily from (a) net origination activity in the fourth quarter of 2021 of $209.7 million and $290.4 million in our LMM and Private Loan portfolios, respectively, and (b) net origination activity of $136.9 million and $360.8 million in our LMM and Private Loan portfolios, respectively, for the nine months ended September 30, 2022 and (ii) an increase in floating interest rates on Investment Portfolio debt investments based upon the increase in market index rates to which such floating interest rates are indexed. These increases were partially offset by a $3.3 million decrease in accelerated, prepayment, repricing and other activity related to certain investment portfolio debt investments.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $4.7 million decrease related to dividend income considered to be less consistent or non-recurring, partially offset by continued strong dividend income from a variety of portfolio companies and the improved operating results, financial condition and liquidity positions of certain of our portfolio companies.
(c)The increase in fee income was primarily related to a $1.5 million increase related to higher originations of Investment Portfolio investments as discussed above, partially offset by a $0.8 million decrease from refinancing and prepayment of debt investments.

(d)The increase in total investment income includes a net reduction of $8.0 million in the impact of certain income considered less consistent or non-recurring, including a $4.7 million decrease in dividend income and a $3.3 million decrease in total accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses for the three months ended September 30, 2022 were $35.9 million, a 31% increase from the $27.5 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Cash compensation	$10,702	$9,599	$1,104	11%	(a)
Deferred compensation plan expense (benefit)	(298)	(22)	(276)	NM	(b)
Compensation	10,404	9,576	828	9%
General and administrative	4,018	3,047	971	32%
Interest	21,234	14,711	6,523	44%	(c)
Share-based compensation	3,617	2,869	748	26%
Gross expenses	39,273	30,204	9,070	30%
Expenses allocated to the External Investment Manager	(3,334)	(2,728)	(606)	22%
Total expenses	$35,939	$27,476	$8,464	31%
____________________
(a)The increase in cash compensation was primarily related to increased headcount, base compensation rates and incentive compensation accruals.
(b)The change in the non-cash deferred compensation plan expense was due to the comparable period reduction to compensation expense resulting from a decrease in the fair value of deferred compensation plan assets and corresponding liabilities of the Main Street Capital Corporation Deferred Compensation plan (see “Related Party Transactions and Agreements” below) (the “Deferred Compensation Plan”) in the third quarter of 2022 compared to an increase in such fair values in the corresponding period of 2021.
(c)The increase in interest expense was primarily related to (i) increased borrowings to support our investment activity, including borrowings under our multi-year revolving credit facility (our “Credit Facility”) and an aggregate of $200.0 million in principal amount of our 3.00% Notes (as defined in “—Liquidity and Capital Resources—Capital Resources” below) issued in October 2021 and (ii) the increased interest rate under our Credit Facility as a result of increases to market index rates.
Net Investment Income
Net investment income for the three months ended September 30, 2022 increased 27% to $62.4 million, or $0.83 per share, compared to net investment income of $49.3 million, or $0.71 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the three months ended September 30, 2022, primarily due to (i) shares issued through our our public offering in August 2022 and our ATM Program (as defined in “—Liquidity and Capital Resources—Capital Resources” below), (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan, in each case over the last twelve months. The increase in net investment income on a per share basis includes a $0.12 per share decrease in investment income considered less consistent or non-recurring, as discussed above.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2022 increased 26% to $65.8 million, or $0.88 per share, compared with $52.2 million, or $0.76 per share, in the corresponding period of 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the three months ended September 30, 2022, primarily due to (i) shares issued through our our public offering in August 2022 and our ATM Program, (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan, in each case over the last twelve months. The increase in distributable net investment income on a per share basis includes a $0.12 per share decrease in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $5.0 million for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$—	—	$(5,822)	1	$—	$(5,822)
Private Loan portfolio	8,855	3	—	—	—	—	257	9,112
Middle Market portfolio	1,038	1	—	—	—	—	153	1,191
Other Portfolio	—	—	550	1	—	—	—	550
Short-term portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$9,893	4	$550	1	$(5,822)	1	$410	$5,031
____________________
(a)Other activity includes realized gains and losses from transactions involving eight portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $10.1 million for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	LMM(a)	Private Loan	Middle Market	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$5.8	$(9.0)	$(1.0)	$(0.6)		$(4.8)
Net unrealized appreciation (depreciation) relating to portfolio investments	4.1	1.6	(8.6)	(2.4)	(b)	(5.3)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$9.9	$(7.4)	$(9.6)	$(3.0)		$(10.1)
____________________
(a)Includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.
(b)Other includes (i) $5.8 million of unrealized depreciation relating to the External Investment Manager and (ii) $0.3 million of unrealized depreciation relating to the assets of the Deferred Compensation Plan, partially offset by $3.6 million of net unrealized appreciation relating to the Other Portfolio.

Income Tax Benefit (Provision)
The income tax provision for the three months ended September 30, 2022 of $2.1 million principally consisted of (i) a current tax provision of $1.6 million, related to a $1.0 million provision for excise tax on our estimated undistributed taxable income and a $0.6 million provision for current U.S. federal and state income taxes and (ii) a deferred tax provision of $0.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the three months ended September 30, 2021 of $12.3 million principally consisted of (i) a deferred tax provision of $11.3 million, and (ii) a current tax provision of $1.0 million related to a $0.9 million provision for current U.S. federal and state income taxes, and a $0.1 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2022 was $55.3 million, or $0.74 per share, compared with $84.0 million, or $1.22 per share, during the three months ended September 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Comparison of the nine months ended September 30, 2022 and September 30, 2021
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$262,981	$206,881	$56,100	27%
Total expenses	(93,597)	(75,424)	(18,173)	24%
Net investment income	169,384	131,457	37,927	29%
Net realized gain from investments	3,302	10,575	(7,273)	NM
Net unrealized appreciation (depreciation) from investments	(19,922)	117,072	(136,994)	NM
Income tax provision	(17,477)	(22,691)	5,214	NM
Net increase in net assets resulting from operations	$135,287	$236,413	$(101,126)	(43)%

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$169,384	$131,457	$37,927	29%
Share‑based compensation expense	10,031	7,961	2,070	26%
Deferred compensation expense (benefit)	(1,899)	706	(2,605)	NM
Distributable net investment income (a)	$177,516	$140,124	$37,392	27%
Net investment income per share—Basic and diluted	$2.31	$1.92	$0.39	20%
Distributable net investment income per share—Basic and diluted (a)	$2.42	$2.04	$0.38	19%
____________________
NM    Net change % not meaningful
(a)Distributable net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impacts of share-based compensation expense and deferred compensation expense or benefit. We believe presenting distributable net investment income and the related per share amounts is useful and appropriate supplemental disclosure for analyzing our financial performance since share-based compensation does not require settlement in cash and deferred compensation expense or benefit does not result in a net cash impact to Main Street upon settlement. However, distributable net investment income is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing our financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to distributable net investment income is detailed in the table above.
Investment Income
Total investment income for the nine months ended September 30, 2022 was $263.0 million, a 27% increase from the $206.9 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$198,446	$139,882	$58,564	42%	(a)
Dividend income	53,959	59,328	(5,369)	(9)%	(b)
Fee income	10,576	7,671	2,905	38%	(c)
Total investment income	$262,981	$206,881	$56,100	27%	(d)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments primarily from (a) net origination activity in the fourth quarter of 2021 of $209.7 million and $290.4 million in our LMM and Private Loan portfolios, respectively, and (b) net origination activity of $136.9 million and $360.8 million in our LMM and Private Loan portfolios, respectively, for the nine months ended September 30, 2022 and (ii) an increase in floating interest rates on Investment Portfolio debt investments based upon the increases in market index rates to which such floating interest rates are indexed. These increases were partially offset by a $0.3 million decrease in accelerated, prepayment, repricing and other activity related to certain investment portfolio debt investments.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of an $11.3 million decrease related to dividend income considered to be less consistent or non-recurring, partially offset by growth in dividend income from a variety of portfolio companies resulting from the improved operating results, financial condition and liquidity positions of certain of our portfolio companies.
(c)The increase in fee income was primarily related to (i) a $2.7 million increase related to higher originations of Investment Portfolio investments as discussed above and (ii) a $0.2 million increase from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net reduction of $11.1 million in the impact of certain income considered less consistent or non-recurring, including (i) an $11.3 million decrease in dividend income and (ii) a $0.3 million decrease in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the nine months ended September 30, 2022 were $93.6 million, a 24% increase from the $75.4 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Cash compensation	$28,379	$22,084	$6,295	29%	(a)
Deferred compensation plan expense (benefit)	(1,899)	706	(2,605)	(369)%	(b)
Compensation	26,480	22,790	3,690	16%
General and administrative	11,483	9,439	2,044	22%
Interest	55,216	42,914	12,302	29%	(c)
Share-based compensation	10,031	7,961	2,070	26%
Gross expenses	103,209	83,104	20,105	24%
Expenses allocated to the External Investment Manager	(9,613)	(7,680)	(1,933)	25%
Total expenses	$93,596	$75,424	$18,172	24%
____________________
(a)The increase in compensation expense was primarily related to increased headcount, base compensation rates and incentive compensation accruals.
(b)The change in the non-cash deferred compensation plan expense was due to the comparable period reduction to compensation expense resulting from a decrease in the fair value of Deferred Compensation Plan assets and corresponding liabilities in the third quarter of 2022 compared to an increase in such fair values in the corresponding period of 2021.
(c)The increase in interest expense was primarily related to (i) increased borrowings to support our investment activity, including borrowings under our Credit Facility and an aggregate of $200.0 million in principal amount of our 3.00% Notes issued in October 2021 and (ii) the increased interest rate under our Credit Facility as a result of increases to market index rates.
Net Investment Income
Net investment income for the nine months ended September 30, 2022 increased 29% to $169.4 million, or $2.31 per share, compared to net investment income of $131.5 million, or $1.92 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the nine months ended September 30, 2022, primarily due to (i) shares issued through our our public offering in August 2022 and our ATM Program, (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan, in each case over the last twelve months. The increase in net investment income on a per share basis includes (i) a $0.17 per share decrease in investment income considered less consistent or non-recurring and (ii) a decrease in compensation expense of $0.04 per share resulting from the comparable period difference in the fair value of Deferred Compensation Plan assets and corresponding liabilities, both of which are discussed above.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2022 increased 27% to $177.5 million, or $2.42 per share, compared with $140.1 million, or $2.04 per share, in the corresponding period of 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the nine months ended September 30, 2022, primarily due to (i) shares issued through our our public offering in August 2022 and our ATM Program, (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan, in each case over the last twelve months. The increase in distributable net investment income on a per share basis includes a $0.17 per share decrease in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $3.3 million for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$—	—	$(5,822)	1	$(458)	$(6,280)
Private Loan portfolio	10,415	4	—	—	—	—	441	10,856
Middle Market portfolio	(5,031)	2	—	—	—	—	153	(4,878)
Other Portfolio	—	—	3,119	2	—	—	441	3,560
Short-term portfolio	—	—	—	—	—	—	44	44
Total net realized gain/(loss)	$5,384	6	$3,119	2	$(5,822)	1	$621	$3,302
____________________
(a)Other activity includes realized gains and losses from transactions involving 12 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $19.9 million for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	LMM(a)	Private Loan	Middle Market	Other		Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$6.8	$(11.5)	$4.9	$(3.3)		$(3.1)
Net unrealized appreciation (depreciation) relating to portfolio investments	49.8	(18.8)	(24.3)	(23.5)	(b)	(16.8)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$56.6	$(30.3)	$(19.4)	$(26.8)		$(19.9)
____________________
(a)Includes unrealized appreciation on 34 LMM portfolio investments and unrealized depreciation on 31 LMM portfolio investments.
(b)Other includes (i) $27.9 million of unrealized depreciation relating to the External Investment Manager and (ii) $2.2 million of net unrealized depreciation relating to the assets of the Deferred Compensation Plan, partially offset by $6.6 million of net unrealized appreciation relating to the Other Portfolio.
Income Tax Benefit (Provision)
The income tax provision for the nine months ended September 30, 2022 of $17.5 million principally consisted of (i) a deferred tax provision of $13.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $3.7 million related to a $2.4 million provision for excise tax on our estimated undistributed taxable income and a $1.3 million provision for current U.S. federal and state income taxes. The income tax provision for the nine months ended September 30, 2021 of $22.7 million principally consisted of (i) a deferred tax provision of $20.4 million and (ii) a current tax provision of $2.2 million primarily related to a $1.6 million provision for current U.S. federal and state income taxes and a $0.6 million provision for excise tax in our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2022 was $135.3 million, or $1.84 per share, compared with $236.4 million, or $3.45 per share, during the nine months ended September 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Liquidity and Capital Resources
This “Liquidity and Capital Resources” section should be read in conjunction with the “Economic Update” section above.
Cash Flows
For the nine months ended September 30, 2022, we realized a net increase in cash and cash equivalents of $28.5 million, which is the result of $285.9 million of cash provided by our financing activities, partially offset by $257.3 million of cash used in our operating activities.
The $257.3 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $911.3 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2021 and (ii) cash payments of $18.8 million related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $506.0 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $166.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $285.9 million of cash provided by our financing activities principally consisted of (i) $194.5 million in net cash proceeds from equity offerings from our ATM Program and Equity Offering (both as described below) and direct stock purchase plan and (ii) $241.0 million in net proceeds from the Credit Facility, partially offset by (i) $143.1 million in cash dividends paid to stockholders and (ii) $4.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.
Capital Resources
As of September 30, 2022, we had $61.2 million in cash and cash equivalents and $359.0 million of unused capacity under the Credit Facility which we maintain to support our investment and operating activities. As of September 30, 2022, our net asset value totaled $1,979.4 million, or $25.94 per share.
The Credit Facility provides additional liquidity to support our investment and operational activities. As of September 30, 2022, the Credit Facility included total commitments of $920.0 million from a diversified group of 18 lenders, held a maturity date in August 2027 and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. As of September 30, 2022, borrowings under the Credit Facility bore interest, subject to our election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime Rate plus 0.875%) as long as we meet certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. We pay unused commitment fees of 0.25% per annum on the unused lender commitments under the Credit Facility. The Credit Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. As of September 30, 2022, the Credit Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining minimum liquidity, (ii) maintaining an interest coverage ratio of at least 2.0 to 1.0, (iii) maintaining a 1940 Act asset coverage ratio of at least 1.5 to 1.0, (iv) maintaining a minimum tangible net worth and

(v) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of MSCC and the guarantors under the Credit Facility to the secured debt of MSCC and the guarantors. As of September 30, 2022, we had $561.0 million in borrowings outstanding under the Credit Facility, the interest rate on the Credit Facility was 4.5% and we were in compliance with all financial covenants of the Credit Facility.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2022 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in 2023, and the weighted-average remaining duration is 5.4 years as of September 30, 2022. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “4.50% Notes”) at an issue price of 99.16%. The 4.50% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 4.50% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 4.50% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 4.50% Notes bear interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. We may from time to time repurchase the 4.50% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2022, the outstanding principal balance of the 4.50% Notes was $185.0 million.
The indenture governing the 4.50% Notes (the “4.50% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 4.50% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 4.50% Notes Indenture. As of September 30, 2022, we were in compliance with these covenants.
In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “5.20% Notes”) at an issue price of 99.125%. Subsequently, in December 2019, we issued an additional $75.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 105.0%. Also, in July 2020, we issued an additional $125.0 million in aggregate principal amount of the 5.20% Notes at an issue price of 102.674%. The 5.20% Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the 5.20% Notes issued in April 2019. The aggregate net proceeds from the 5.20% Notes Notes issuances were used to repay a portion of the borrowings outstanding under the Credit Facility. The 5.20% Notes Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 5.20% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 5.20% Notes may be redeemed in whole or in part at any time at our option subject to certain make-whole provisions. The 5.20% Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year. We may from time to time repurchase the 5.20% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2022, the outstanding principal balance of the 5.20% Notes was $450.0 million.
The indenture governing the 5.20% Notes (the “5.20% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 5.20% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 5.20% Notes Indenture. As of September 30, 2022, we were in compliance with these covenants.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “3.00% Notes”) at an issue price of 99.004%. In October 2021, we issued an additional $200.0 million in aggregate principal amount of the 3.00% Notes at an issue price of 101.741%. The 3.00% Notes issued in October 2021 have identical terms as, and are a part of a single series with, the 3.00% Notes issued in January 2021. The 3.00% Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 3.00% Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the Funds. The 3.00% Notes may be redeemed in whole or in part at any time at our option subject to certain make whole provisions. The 3.00% Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year. We may from time to time repurchase the 3.00% Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2022, the outstanding principal balance of the 3.00% Notes was $500.0 million.
The indenture governing the 3.00% Notes (the “3.00% Notes Indenture”) contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 3.00% Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 3.00% Notes Indenture. As of September 30, 2022, we were in compliance with these covenants.
We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2022, we sold 3,429,904 shares of our common stock at a weighted-average price of $40.99 per share and raised $140.6 million of gross proceeds under the ATM Program. Net proceeds were $139.2 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2022, sales transactions representing 73,124 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the net asset value per share. In March 2022, we entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of September 30, 2022, 12,440,162 shares remained available for sale under the ATM Program.
During the year ended December 31, 2021, we sold 2,332,795 shares of our common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the net asset value per share.

During August 2022, we completed a public equity offering (the “Equity Offering”) of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $55.1 million.
We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility, and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and repayments of note and debenture obligations as they come due.
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

In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of September 30, 2022, our BDC asset coverage ratio was 216%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At September 30, 2022, we had a total of $294.9 million in outstanding commitments comprised of (i) 78 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of September 30, 2022, the future fixed commitments for cash payments in connection with our SBIC debentures, the 4.50% Notes, the 5.20% Notes, the 3.00% Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
3.00% Notes due 2026	$—	$—	$—	$—	$500,000	$—	$500,000
Interest due on 3.00% Notes due 2026	—	15,017	15,000	15,000	15,000	—	60,017
5.20% Notes due 2024	—	—	450,000	—	—	—	450,000
Interest due on 5.20% Notes due 2024	11,700	23,400	11,700	—	—	—	46,800
SBIC debentures	—	16,000	63,800	—	—	270,200	350,000
Interest due on SBIC debentures	—	9,960	8,455	7,228	7,228	15,565	48,436
4.50% Notes due 2022	185,000	—	—	—	—	—	185,000
Interest due on 4.50% Notes due 2022	4,163	—	—	—	—	—	4,163
Operating Lease Obligation (1)	197	804	818	832	846	933	4,430
Total	$201,060	$65,181	$549,773	$23,060	$523,074	$286,698	$1,648,846
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of September 30, 2022, we had $561.0 million in borrowings outstanding under our Credit Facility, and the Credit Facility is scheduled to mature in August 2027.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income and the Private Loan Fund, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D – External Investment Manager and Note L—Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions.

In addition, we have a deferred compensation plan, whereby non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. See Note K—Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the deferred compensation plan.
Recent Developments
In November 2022, we declared a supplemental cash dividend of $0.10 per share payable in December 2022. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2022 of $0.215 per share for each of October, November and December 2022 or total monthly cash dividends of $0.645 per share for the quarter.
In November 2022, we declared regular monthly dividends of $0.225 per share for each of January, February and March of 2023. These regular monthly dividends equal a total of $0.675 per share for the first quarter of 2022, representing a 4.7% increase from the regular monthly dividends paid in the first quarter of 2022. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2022 and first quarter of 2023 we will have paid $35.795 per share in cumulative dividends since our October 2007 initial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facility and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors—Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2022, 76% of our debt investment portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. As of September 30, 2022, 73% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facility; however, the interest rates on our outstanding SBIC debentures, 4.50% Notes, 5.20% Notes and 3.00% Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(46,228)	$11,220	$(35,008)	$(0.46)
(175)	$(40,828)	$9,818	$(31,010)	$(0.41)
(150)	$(35,227)	$8,415	$(26,812)	$(0.35)
(125)	(29,492)	7,013	(22,479)	(0.29)
(100)	(23,687)	5,610	(18,077)	(0.24)
(75)	(17,835)	4,208	(13,627)	(0.18)
(50)	(11,982)	2,805	(9,177)	(0.12)
(25)	(6,130)	1,403	(4,727)	(0.06)
25	5,576	(1,403)	4,173	0.05
50	11,427	(2,805)	8,622	0.11
75	17,280	(4,208)	13,072	0.17
100	23,132	(5,610)	17,522	0.23
125	28,984	(7,013)	21,971	0.29
150	34,837	(8,415)	26,422	0.35
175	40,689	(9,818)	30,871	0.40
200	46,541	(11,220)	35,321	0.46
300	69,951	(16,830)	53,121	0.70
400	93,360	(22,440)	70,920	0.93
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2022, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime Rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime Rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Credit Facility resets monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, we issued 164,216 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2022 under the dividend reinvestment plan was $6.6 million.

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

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: November 4, 2022	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: November 4, 2022	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ LANCE A. PARKER
Date: November 4, 2022	Lance A. Parker
Vice President and Chief Accounting Officer
(principal accounting officer)