Form 10-K
period 2022-12-31
Main Street Capital CORP
filed 2023-02-24
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, was $2,711.4 million based upon the last sale price for the registrant’s common stock on that date.
The number of shares outstanding of the issuer’s common stock as of February 23, 2023 was 79,549,888.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants’ definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.
MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
MSCC has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSCC also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (the “Structured Subsidiaries”).
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and the Structured Subsidiaries.

The following diagram depicts our organizational structure:

Main Street Capital Corporation (“MSCC”)

		100%	100%			100%

	Main Street Mezzanine Management, LLC		Main Street Capital III GP, LLC			Other Holding Companies*

99.6%	0.4%			1%	99%		100%

Main Street Mezzanine Fund, LP (“MSMF”)				Main Street Capital III, LP (“MSC III”)			MSC Adviser I, LLC (“External Investment Manager”)**

______________________
*    Other Holding Companies includes the Taxable Subsidiaries, the Structured Subsidiaries and other entities formed for operational purposes. Each of these companies is directly or indirectly wholly-owned by MSCC.
**    The External Investment Manager is accounted for as a portfolio investment at fair value, as opposed to a consolidated subsidiary, and is indirectly wholly-owned by MSCC.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM, Private Loan (as defined below) and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million, and our LMM portfolio investments generally range in size from $5 million to $75 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million.
We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. Providing customized, “one-stop” financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
Private Loan investments consist generally of loans that either (i) primarily have originated directly by us or (ii) to a lesser extent, through strategic relationships with other investment funds on a collaborative basis that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company to support the acquisition of the company by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest alongside the sponsor in the equity securities of our Private Loan portfolio companies.
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
Our portfolio investments are generally made through MSCC, the Taxable Subsidiaries, the Funds and the Structured Subsidiaries. MSCC, the Taxable Subsidiaries, the Funds and the Structured Subsidiaries share the same investment strategies and criteria, although they are subject to different regulatory regimes (see Regulation). An investor’s return in MSCC will depend, in part, on the Taxable Subsidiaries’, the Funds’ and the Structured Subsidiaries’ investment returns as they are wholly-owned subsidiaries of MSCC.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio (as defined below) and our External Investment Manager’s asset management business (as defined below). For the years ended December 31,

2022 and 2021, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, respectively. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.3% and 3.4%, respectively, for the years ended December 31, 2022 and 2021. For further information on our expense ratio refer to Note F to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Through the External Investment Manager, we serve as the sole investment adviser and administrator to MSC Income Fund, Inc. (“MSC Income”) pursuant to an Investment Advisory and Administrative Services Agreement entered into between the External Investment Manager and MSC Income (the “Advisory Agreement”). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee and a 20% incentive fee on MSC Income’s pre-investment fee net investment income above a specified hurdle rate in exchange for providing advisory services to MSC Income.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2022, 2021 and 2020, the total contribution of the External Investment Manager to our net investment income was $22.3 million, $16.5 million and $9.9 million, respectively. During the year ended December 31, 2022, the External Investment Manager earned $21.8 million in base management fees, and $2.5 million in incentive fees and $0.6 million in administrative service fees compared to $17.7 million of base management fees and $0.6 million in incentive fees in 2021 and $10.7 million of base management fees and no incentive fees in 2020 for the investment advisory services provided to MSC Income, the Private Loan Fund and other clients.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2022, 2021 and 2020 are net of expenses allocated to the External Investment Manager of $13.0 million, $10.3 million and $7.4 million, respectively.
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
•Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution.
•Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.
•Leverage the Skills and Experience of our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include seven certified public accountants and two Chartered Financial Analyst® charter holders. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
•Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.
•Capitalize on Strong Transaction Sourcing Network. Our investment team seeks to leverage its extensive network of referral sources for portfolio company investments. We have developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.
•Grow our Asset Management Business. Our asset management business provides us with a recurring source of income, additional income diversification from sources of income directly tied to invested capital and the opportunity for greater stockholder returns through the utilization of our existing investment expertise, strong historical track record and favorable reputation. We seek to grow our asset management business within our internally managed BDC structure in order to increase the value of this unique benefit to our stakeholders. We expect such growth to come organically through the expansion of the investment capital that we manage for third parties and the potential extension of our asset management business to new investment strategies, and potentially through mergers and acquisition activities.
•Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain investment grade ratings from both Standard & Poor’s Ratings Services and Fitch Ratings, which provide us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issued in 2019, 2020, 2021, 2022 and 2023.

INVESTMENT CRITERIA
Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:
•Proven Management Team with Meaningful Equity Stake. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each LMM portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.
•Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.
•Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.
•Exit Alternatives. We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.
INVESTMENT PORTFOLIO
The “Investment Portfolio”, as used herein, refers to all of our investments in LMM companies (including both our LMM and Private Loan portfolio investments) and investments in Middle Market companies (including both our Private Loan and Middle Market portfolio investments), Other Portfolio investments and our investment in the External Investment Manager. Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio and are originated either (i) directly by us or (ii) to a lesser extent, through strategic relationships with other investment funds on a collaborative basis that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company to support the acquisition of the company by a private equity sponsor. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. The LMM debt investments with floating interest rates will generally bear interest at the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we may structure some of our debt investments as mezzanine loans. These mezzanine loans would be primarily junior secured or unsecured, subordinated loans that would provide for relatively high interest rates, payable currently in cash, and would provide us with significant interest income. These mezzanine loans would afford us the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically would have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, these mezzanine loans would have maturities of three to five years. We would generally target interest rates of 12% to 14%, payable currently in cash, for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.
Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis and are typically made to a company to support the acquisition of the company by a private equity sponsor. The debt investments in our Private Loan portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at LIBOR, SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our LMM and Private Loan debt investments. The Middle Market debt investments generally have floating interest rates at LIBOR, SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Warrants
In connection with our LMM debt investments, we occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants that we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Direct Equity Investments
We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to make an equity co-investment in the equity securities of our Private Loan portfolio companies alongside the private equity sponsor. The equity co-investment aligns our interests with those of the private equity sponsor and provides us with the opportunity to benefit from appreciation on our investment.
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
Screening
During the screening process, if a transaction initially meets our investment criteria, we will perform preliminary due diligence, taking into consideration some or all of the following information:
•a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;
•a brief industry and market analysis;
•direct industry expertise imported from other portfolio companies or investors;
•preliminary qualitative analysis of the management team’s competencies and backgrounds;
•potential investment structures and pricing terms; and
•regulatory compliance.
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
Due Diligence
Due diligence on a proposed LMM investment is performed by a minimum of three of our investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance. Our LMM due diligence review includes some or all of the following:
•site visits with management and key personnel;
•detailed review of historical and projected financial statements;
•operational reviews and analysis;
•interviews with customers and suppliers;
•detailed evaluation of company management, including background checks;
•review of material contracts;
•in-depth industry, market and strategy analysis;
•regulatory compliance analysis; and
•review by legal, environmental or other consultants, if applicable.
Due diligence on a proposed Private Loan or Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our typical Private Loan and Middle Market due diligence review includes some or all of the following:
•detailed review of historical and projected financial statements
•site visits or other discussions with management and key personnel;
•in-depth industry, market, operational and strategy analysis;
•regulatory compliance analysis; and
•detailed review of the company’s management team and their capabilities.

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
Document and Close
Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•analysis of key customers and suppliers and key contracts;
•a working capital analysis;
•an analysis of the company’s business strategy;
•a management and key equity investor background check and assessment;
•third-party accounting, legal, environmental or other due diligence findings;
•investment structure and expected returns;
•anticipated sources of repayment and potential exit strategies;
•pro forma capitalization and ownership;
•an analysis of historical financial results and key financial ratios;
•sensitivities to management’s financial projections;
•regulatory compliance analysis findings; and
•detailed reconciliations of historical to pro forma results.
Upon completion of a satisfactory due diligence review of a proposed Private Loan or Middle Market portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•analysis of key customers and suppliers;
•an analysis of the company’s business strategy;
•investment structure and expected returns;
•anticipated sources of repayment and potential exit strategies;
•pro forma capitalization and ownership;
•regulatory compliance analysis findings; and

•an analysis of historical financial results and key financial ratios.
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
DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS
We determine the net asset value (“NAV”) per share of our common stock on a quarterly basis. The NAV per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.
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
We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See Note B.1. — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Our Board of Directors adopted policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated a group of our executive officers to serve as the Board’s valuation designee thereunder (the “Valuation Committee”) effective April 1, 2021. Pursuant to the Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
The following outlines our valuation process as established under the Valuation Procedures:
•Our quarterly process begins with an initial valuation of each portfolio investment performed by the valuation team consisting of several professionals who apply the appropriate valuation methodology depending on the type of investment.
•Each valuation model is then reviewed by the investment team responsible for monitoring the portfolio investment for accuracy, with any recommended changes reviewed by the valuation team.
•Updated valuation conclusions are then reviewed by and discussed with the Valuation Committee at quarterly valuation meetings. Valuation meetings are generally attended by the Valuation Committee, the valuation team, members of the investment team responsible for each investment and members of the compliance team. Valuation models and valuation conclusions are adjusted as necessary following such meetings.
•A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for the majority of our portfolio companies on a rotational basis.
•After incorporating commentary by the Valuation Committee and review of recommendations provided by the independent financial advisory services firm, valuation results are finalized and approved by the Valuation Committee.
•The Board of Directors oversees the process through its Audit Committee in accordance with Rule 2a-5 pursuant to the Valuation Procedures.
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
We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A. Risk Factors — Risks Related to Our Business and Structure — We face increasing competition for investment opportunities.
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
We seek to maintain a close-knit culture, which we believe is an important factor in employee retention, which is reinforced by our Community Building Committee. Our Community Building Committee, which is composed of a substantial cross section of employees across our organization, develops programs and initiatives that promote an open and inclusive atmosphere and encourage employee outreach with our community, in each case based upon feedback received from our employees. Initiatives generated by our Community Building Committee include employee well-being and engagement activities along with volunteer and donation opportunities with local charitable organizations. We encourage you to visit our website for more information about charitable organizations receiving our ongoing support. Nothing on our website, however, shall be deemed incorporated by reference into this Annual Report on Form 10-K.
We monitor and evaluate various turnover and attrition metrics throughout our management team. Our annualized voluntary turnover is relatively low, a record which we attribute to our strong corporate culture, commitment to career development and attractive compensation and benefit programs. For additional information concerning the competitive risks we face, see Item 1A. Risk Factors — Risks Related to Our Business and Structure — Our success depends on attracting and retaining qualified personnel in a competitive environment.
As of December 31, 2022, we had 91 employees, 53 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All but two of our employees are located in our Houston, Texas office.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.
(2)Securities of any eligible portfolio company that we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(ii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iii)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
Managerial Assistance to Portfolio Companies
As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled “— Qualifying Assets.” In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance on behalf of all investors in the group.
Temporary Investments
Pending investment in “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.
Senior Securities
Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, we were permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio, or BDC asset coverage ratio, of 200% to an asset coverage ratio of 150%, if certain requirements are met. In May 2022, our stockholders approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022.
We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the Funds from our 150% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage.

In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must generally include provisions in the documents governing new senior securities to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage with such borrowings not constituting senior securities for purposes of the asset coverage ratio requirements of the 1940 Act. A loan is presumed to be for temporary purposes if it is repaid within sixty days and not extended or renewed. For a discussion of the risks associated with leverage, see Item 1A. Risk Factors — Risks Related to Leverage, including, without limitation, — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 Annual Meeting of Stockholders, and have not sought such stockholder authorization since 2012, because our common stock price had been trading significantly above the NAV per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See Item 1A. Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
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
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in certain prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 30% of the SBIC’s regulatory capital, as defined by the SBA, in any one portfolio company and its affiliates.
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
The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2022, we, through the Funds, had $350.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of 2.9%.
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
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

Investment Adviser Regulations
The External Investment Manager, which is wholly-owned by us, is subject to regulation under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The External Investment Manager may be examined by the SEC from time to time for compliance with the Advisers Act.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly-owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with Main Street for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.
The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes and is an indirect wholly-owned subsidiary of MSCC, owned through a Taxable Subsidiary. The External Investment Manager is owned by a Taxable Subsidiary in order to comply with the 90% Income Test, since the External Investment Manager’s income would likely not consist of income derived from securities, such as dividends and interest, and as result, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. As a result of its ownership by a Taxable Subsidiary, the External Investment Manager is a disregarded entity for tax purposes. The External Investment Manager has also entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Regulation — Regulation as a Business Development Company — Senior Securities. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
Risks Related to our Business and Structure
•Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
•Our financial condition and results of operations depends on our ability to effectively manage and deploy capital.

•We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
•We face increasing competition for investment opportunities.
•We are dependent upon our key investment personnel for our future success.
•Our success depends on attracting and retaining qualified personnel in a competitive environment.
•Our business model depends to a significant extent upon strong referral relationships.
•Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Risks Related to our Investments
•The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
•Economic recessions or downturns could impair our portfolio companies’ performance and defaults by our portfolio companies will harm our operating results.
•Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
•We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in our portfolio companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•We generally will not control our portfolio companies.
•Defaults by our portfolio companies will harm our operating results.
•Any unrealized depreciation that we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future.
•We may be subject to risks associated with “covenant-lite” loans.
•We may not realize gains from our equity investments.
Risks Related to Leverage
•Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
•We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
Risks Related to our Investment Management Activities
•Our executive officers and employees, through the External Investment Manager, may manage other investment funds that operate in the same or a related line of business as we do, and may invest in such funds, which may result in significant conflicts of interest.
•We, through the External Investment Manager, derive revenues from managing third-party funds pursuant to management agreements that may be terminated.
Risks Related to BDCs
•Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
Risks Related to our Securities
•Investing in our securities may involve a high degree of risk.
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.

•We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.
Risks Related to our SBIC Funds
•We, through the Funds, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Funds that are superior to the claims of our securities holders.
Federal Income Tax Risks
•We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
•We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.
General Risk Factors
•Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect our portfolio companies and the results of our operations.
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future.
•Government intervention in the credit markets could adversely affect our business.
•We are highly dependent on information systems and systems failures could significantly disrupt our business.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our LMM and Private Loan investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in companies that we invest through our Middle Market investment strategy is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, pursuant to our Valuation Procedures. See Note B.1. — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling our securities during a period in which the NAV understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.
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
We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities are floating, and any new fixed rate debt may be issued a higher coupon rates, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or in periods when debt investments with floating interest rates are subject to an interest rate floor above then current levels. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. See further discussion and analysis at Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
An increase in the market pricing of the spreads charged over index rates on floating rate investments could lead to a decline in the fair value of the debt securities we own, which would adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividends, which could reduce the value of our common stock.
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
We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Jaime Arreola, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez and Nicholas T. Meserve for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay interest and principal payments to holders of our debt instruments and dividends to our stockholders and cause our investors to lose all or part of their investment in us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
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
RISKS RELATED TO OUR INVESTMENTS
The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
Investing in the types of companies that comprise our portfolio companies exposes us to a number of significant risks. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
In addition certain of our officers and directors may serve as directors on the boards of our portfolio companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Economic recessions or downturns could impair our portfolio companies’ performance and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including us, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
Some of our portfolio investments are debt securities that bear interest at variable rates and may be negatively affected by changes in market interest rates. Rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.
Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments while the interest we pay on our fixed rate debt securities does not change. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay dividends on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
•original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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
Any unrealized depreciation that we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
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

The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirmed that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR. There is currently no definitive information regarding the future utilization of LIBOR.
The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United States, United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.
To date, nearly all of the agreements with our portfolio companies governing floating rate loans are already utilizing SOFR or include fallback language providing a mechanism for a new reference interest rate in the event that LIBOR ceases to exist, and our credit facilities have been amended to utilize SOFR. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources for a discussion regarding our outstanding indebtedness.
If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities.
Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(24.6)%	(14.6)%	(4.6)%	5.5%	15.5%
______________________

(1)Assumes, as of December 31, 2022, $4,241.9 million in total assets, $2,007.0 million in debt outstanding, $2,108.6 million in net assets, and a weighted-average interest rate of 4.8%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total assets of at least 2.3%.
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
We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
We own directly or indirectly 100% of the equity interests in MSCC Funding I, LLC (“MSCC Funding”), a special purpose Structured Subsidiary utilized in our senior secured special purpose vehicle revolving credit facility (the “SPV Facility”). We consolidate the financial statements of the MSCC Funding in our consolidated financial statements and treat the indebtedness under the SPV Facility as our leverage. Our interest in MSCC Funding is subordinated in priority of payment to every other obligation of MSCC Funding and is subject to certain payment restrictions set forth in the SPV Facility.
We receive cash from MSCC Funding only to the extent that we receive distributions on our equity interests therein. MSCC Funding could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the SPV Facility. The SPV Facility generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if MSCC Funding does not meet the asset coverage tests or the interest coverage test set forth in the agreement governing the SPV Facility, a default could occur. In the event of a default under the SPV Facility credit agreement, cash would be diverted from us to pay the applicable lenders and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from MSCC Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by MSCC Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our equity interest in MSCC Funding ranks behind all of the secured and unsecured creditors, known or unknown, including the lenders in the SPV Facility. Consequently, to the extent that the value of MSCC Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in MSCC Funding could be reduced. Accordingly, our investments in MSCC Funding could be subject to up to 100% loss.
The ability to sell investments held by a Structured Subsidiary is limited.
The credit agreement governing the SPV Facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our investors.
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
Senior Securities
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Prior to the approval of our stockholders, under the provisions of the 1940 Act we were permitted, as a BDC, to issue senior securities only in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% immediately after each issuance of senior securities. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 3, 2022, under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.
•It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
•Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.
Additional Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
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
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
Shares of closed-end investment companies, including BDCs, may trade at a discount to NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV.
The market price of our securities may be volatile and fluctuate significantly.
Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines;
•the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;
•inability to obtain any exemptive relief that may be required by us in the future from the SEC;
•loss of our BDC or RIC status or any of the Funds’ status as an SBIC;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;

•departure of our key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
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
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share had been trading significantly above the NAV per share of our common stock since 2011. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders and could be dilutive with regard to dividends and our NAV, and other economic aspects of the common stock.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to NAV and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%
______________________
(1)Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.
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
The Funds, our wholly-owned subsidiaries, are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under SBIC regulations.
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
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see Business — Regulation — Taxation as a Regulated Investment Company. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”
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
Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see Business — Regulation — Taxation as a Regulated Investment Company.
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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
GENERAL RISK FACTORS
Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect our portfolio companies and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, a portfolio company or a counterparty to us) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to an officer, director or a member of our investment team, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable.
It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
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
The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock as reported on the NYSE, and the sales price as a percentage of the NAV per share of our common stock.

		Price Range		Premium of High Sales Price to	Premium of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2023
First Quarter (through February 23, 2023)	*	$40.28	$36.87	*	*
Year ended December 31, 2022
Fourth Quarter	$26.86	$39.50	$32.57	47%	21%
Third Quarter	25.94	45.28	33.23	75%	28%
Second Quarter	25.37	43.65	34.59	72%	36%
First Quarter	25.89	44.88	39.94	73%	54%
Year ended December 31, 2021
Fourth Quarter	$25.29	$46.61	$41.35	84%	64%
Third Quarter	24.27	42.81	40.20	76%	66%
Second Quarter	23.42	43.41	38.14	85%	63%
First Quarter	22.65	39.56	31.35	75%	38%
______________________
*NAV has not yet been determined for the first quarter of 2023.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On February 23, 2023, the last sale price of our common stock on the NYSE was $40.19 per share, and there were 381 holders of record of the common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of our common stock on December 31, 2022 was $26.86, and the premium of the February 23, 2023 closing price of our common stock was 50% to this NAV per share.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. Since our IPO in October 2007, our shares of common stock have traded at prices both less than and exceeding our NAV per share.

DIVIDEND/DISTRIBUTION POLICY
We currently intend to distribute dividends or make distributions to our stockholders out of assets legally available for distribution. Our dividends and other distributions, if any, will be determined by our Board of Directors from time to time. Our ability to declare dividends depends on our earnings, our overall financial condition (including our liquidity position), maintenance of our RIC status and such other factors as our Board of Directors may deem relevant from time to time. When we make distributions, we are required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital (a distribution of the stockholders’ invested capital), investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.
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
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2022, we issued a total of 625,196 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2022 was $24.1 million.
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

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2022 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the S&P BDC Index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index, the Main Street Peer Group(2)(3) and the S&P BDC Index(3)
(For the Period October 5, 2007 to December 31, 2022)
TOTAL RETURN PERFORMANCE SINCE IPO

TOTAL RETURN PERFORMANCE SINCE MAIN IPO

$1200
$1000
$800
$600
$400
$200
$0
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
MAIN (775.92%)
Main Street Peer Group (442.46%)
S&P 500 (235.83%)
Russell 2000 (156.68%)
KBW Regional Bank Index (22.46%)
S&P BDC Index (-55.51%)

______________________
(1)Total return includes reinvestment of dividends through December 31, 2022.
(2)The Main Street Peer Group is composed of Ares Capital Corporation, Barings BDC Inc., Bain Capital Specialty Finance Inc., Blackrock Capital Investment Corp., Crescent Capital BDC Inc., Carlyle Secured Lending Inc., Capital Southwest Corporation, Fidus Investment Corp., FS KKR Capital Corp., Gladstone Investment Corporation, Golub Capital BDC Inc., Gladstone Capital Corporation, Goldman Sachs BDC Inc., Horizon Technology Finance Corp., Hercules Capital Inc., MidCap Financial Investment Corp., Monroe Capital Corp., New Mountain Finance Corp., Oaktree Specialty Lending Corp., OFS Capital Corp., Owl Rock Capital Corp., PennantPark Floating Rate Capital Ltd., PennantPark Investment Corp., Prospect Capital Corporation, Portman Ridge Finance Corp., Saratoga Investment Corp., Stellus Capital Investment Corp., SLR Investment Corp., BlackRock TCP Capital Corp, Triplepoint Venture Growth BDC Corp., Sixth Street Specialty Lending Inc. and White Horse Finance Inc.
(3)Beginning with the Form 10-K for our fiscal year ending December 31, 2023, the Main Street Peer Group will be removed from the comparison graph above and replaced by the S&P BDC Index, which we believe is a better representation of performance among our peers.

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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2022
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	78	85	31
Fair value	$2,060.5	$1,471.5	$329.1
Cost	$1,719.9	$1,500.3	$401.7
Debt investments as a % of portfolio (at cost)	73.7%	97.1%	93.8%
Equity investments as a % of portfolio (at cost)	26.3%	2.9%	6.2%
% of debt investments at cost secured by first priority lien	99.1%	99.6%	98.8%
Weighted-average annual effective yield (b)	12.3%	11.6%	11.0%
Average EBITDA (c)	$8.0	$38.1	$68.7
______________________
(a)At December 31, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2022 including debt investments on non-accrual status was 11.6% for our LMM portfolio, 11.2% for our Private Loan portfolio and 10.3% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
______________________
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
For the years ended December 31, 2022 and 2021, we achieved a total return on investments of 11.1% and 16.6%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2022, we had Other Portfolio investments in 14 companies, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of our Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2022 and 2021, our Investment Portfolio valued at fair value represented 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2022 and 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2022, 2021 and 2020 (i) 1.4%, 2.6% and 2.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5%, 0.6% and 0.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	December 31, 2022	December 31, 2021
First lien debt	85.0%	82.5%
Equity	14.2	16.2
Second lien debt	0.3	0.6
Equity warrants	0.2	0.3
Other	0.3	0.4
	100.0%	100.0%

Fair Value:	December 31, 2022	December 31, 2021
First lien debt	75.2%	74.3%
Equity	24.1	24.6
Second lien debt	0.3	0.5
Equity warrants	0.1	0.2
Other	0.3	0.4
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in this Annual Report on Form 10-K for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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
As of December 31, 2022, our total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost. As of December 31, 2021, our total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2022 and 2021. The comparison of, and changes between, the fiscal years ended December 31, 2021 and 2020 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$376,860	$289,047	$87,813	30%
Total expenses	(131,533)	(106,382)	(25,151)	24%
Net investment income	245,327	182,665	62,662	34%
Net realized gain (loss) from investments	(5,212)	45,336	(50,548)	NM
Net unrealized appreciation from investments	24,816	135,624	(110,808)	NM
Income tax provision	(23,325)	(32,863)	9,538	NM
Net increase in net assets resulting from operations	$241,606	$330,762	$(89,156)	(27)%

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$245,327	$182,665	$62,662	34%
Share‑based compensation expense	13,629	10,887	2,742	25%
Deferred compensation expense (benefit)	(1,434)	1,190	(2,624)	NM
Distributable net investment income (a)	$257,522	$194,742	$62,780	32%
Net investment income per share—Basic and diluted	$3.29	$2.65	$0.64	24%
Distributable net investment income per share—Basic and diluted (a)	$3.46	$2.82	$0.64	23%
______________________
NM — Net Change % not meaningful
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

Investment Income
Total investment income for the year ended December 31, 2022 was $376.9 million, a 30% increase from the $289.0 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$284,746	$193,667	$91,079	47%	(a)
Dividend income	76,375	81,153	(4,778)	(6)%	(b)
Fee income	15,739	14,227	1,512	11%	(c)
Total investment income	$376,860	$289,047	$87,813	30%	(d)
______________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments and (ii) higher floating interest rates on Investment Portfolio debt investments based upon the increase in the market index rates for these floating rate investments, which are primarily London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”). These increases were partially offset by a $1.2 million decrease in accelerated, prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of an $11.3 million decrease in dividend income considered to be less consistent or non-recurring, partially offset by increased dividend income from certain of our portfolio companies resulting from the improved operating results, financial condition and liquidity positions.
(c)The increase in fee income was primarily related to (i) a $0.6 million increase related to higher originations of Investment Portfolio investments, as discussed above, and (ii) a $0.9 million increase from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net reduction of $12.5 million in the impact of certain income considered less consistent or non-recurring, including (i) an $11.3 million decrease in dividend income and (ii) a $1.2 million decrease in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses for the year ended December 31, 2022 were $131.5 million, a 24% increase from $106.4 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Cash compensation	$37,977	$33,002	$4,975	15%	(a)
Deferred compensation plan expense (benefit)	(1,434)	1,440	(2,874)	(200)%	(b)
Compensation	36,543	34,442	2,101	6%
General and administrative	16,050	12,494	3,556	28%
Interest	78,276	58,836	19,440	33%	(c)
Share-based compensation	13,629	10,887	2,742	25%
Gross expenses	144,498	116,659	27,839	24%
Expenses allocated to the External Investment Manager	(12,965)	(10,277)	(2,688)	26%
Total expenses	$131,533	$106,382	$25,151	24%
______________________
(a)The increase in cash compensation expense was primarily related to increased base compensation rates, incentive compensation accruals and headcount.

(b)The change in the non-cash deferred compensation plan expense (benefit) was due to the reduction to compensation expense resulting from a decrease in the fair value of deferred compensation plan assets and corresponding liabilities during 2022 compared to an increase in such fair values in 2021.
(c)The increase in interest expense was primarily related to increased borrowings to support our investment activity, including borrowings under our Credit Facilities (as defined in Liquidity and Capital Resources below) and an aggregate of $100.0 million in principal amount of our December 2025 Notes issued in December 2022 (as defined in Liquidity and Capital Resources below), partially offset by the repayment of $185.0 million in principal amount of our December 2022 Notes (as defined in Liquidity and Capital Resources below).
Net Investment Income
Net investment income for the year ended December 31, 2022 increased 34% to $245.3 million, or $3.29 per share, compared to net investment income of $182.7 million, or $2.65 per share, in 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the year ended December 31, 2022, primarily due to (i) shares issued through our public offering in August 2022 and our at-the-market equity program (the “ATM Program”), (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan. The increase in net investment income on a per share basis includes (i) a $0.18 per share decrease in investment income considered less consistent or non-recurring, partially offset by a decrease in deferred compensation expense of $0.04 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.
Distributable Net Investment Income
Distributable net investment income for the year ended December 31, 2022 increased 32% to $257.5 million, or $3.46 per share, compared with $194.7 million, or $2.82 per share, in 2021. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the year ended December 31, 2022, primarily due to (i) shares issued through our public offering in August 2022 and our ATM Program, (ii) shares issued through our equity incentive plans and (iii) shares issued through our dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes a $0.18 per share decrease in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss)
The following table provides a summary of the primary components of the total net realized loss on investments of $5.2 million for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$1,219	1	$(5,822)	1	$(774)	$(5,377)
Private Loan portfolio	10,415	4	—	—	(8,395)	2	313	2,333
Middle Market portfolio	(6,265)	3	—	—	—	—	59	(6,206)
Other Portfolio	—	—	3,119	2	—	—	875	3,994
Short-term portfolio	—	—	—	—	—	—	44	44
Total net realized gain (loss)	$4,150	7	$4,338	3	$(14,217)	3	$517	$(5,212)
(a)Other activity includes realized gains and losses from transactions involving 17 portfolio companies which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized gain on investments of $45.3 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$51,019	7	$—	—	$(10,925)	1	$(493)	$39,601
Private Loan portfolio	5,547	2	—	—	—	—	45	5,592
Middle Market portfolio	(3,749)	3	6,153	1	(4,528)	1	464	(1,660)
Other Portfolio	(4,449)	1	5,920	4	—	—	351	1,822
Short-term portfolio	—	—	—	—	—	—	(19)	(19)
Total net realized gain (loss)	$48,368	13	$12,073	5	$(15,453)	2	$348	$45,336
(a)Other activity includes realized gains and losses from transactions involving 27 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $24.8 million for the year ended December 31, 2022:

	Year Ended December 31, 2022
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$6,055	$(2,008)	$4,966	$(3,702)		$5,311
Net unrealized appreciation (depreciation) relating to portfolio investments	$73,840	$(10,545)	$(31,836)	$(11,955)	(b)	$19,505
Total net unrealized appreciation (depreciation) relating to portfolio investments	$79,895	$(12,553)	$(26,870)	$(15,657)		$24,816
______________________
(a)Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.
(b)Other includes (i) $17.5 million of unrealized depreciation relating to the External Investment Manager and (ii) $1.7 million of net unrealized depreciation relating to the assets of the deferred compensation plan, partially offset by $7.2 million of net unrealized appreciation relating to the Other Portfolio.

The following table provides a summary of the total net unrealized appreciation of $135.6 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(27,451)	$(3,698)	$1,501	$4,181		$(25,467)
Net unrealized appreciation (depreciation) relating to portfolio investments	107,187	17,153	(3,679)	40,430	(b)	161,091
Total net unrealized appreciation (depreciation) relating to portfolio investments	$79,736	$13,455	$(2,178)	$44,611		$135,624
______________________
(a)Includes unrealized appreciation on 43 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)Includes (i) $23.7 million of unrealized appreciation relating to the External Investment Manager and (ii) $16.3 million of net unrealized appreciation relating to the Other Portfolio.
Income Tax Benefit (Provision)
The income tax provision for the year ended December 31, 2022 of $23.3 million principally consisted of (i) a deferred tax provision of $18.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, and (ii) a current tax provision of $5.2 million related to a $2.8 million provision for excise tax on our estimated undistributed taxable income and a $2.4 million provision for current U.S. federal and state income taxes.
The income tax provision for the year ended December 31, 2021 of $32.9 million principally consisted of (i) a deferred tax provision of $27.1 million and (ii) a current tax provision of $5.7 million primarily related to a $3.1 million provision for current U.S. federal and state income taxes and a $2.6 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2022 was $241.6 million, or $3.24 per share, compared with $330.8 million, or $4.80 per share, during the year ended December 31, 2021. The tables above provide a summary of the reasons for the change in net assets resulting from operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2022, we realized a net increase in cash and cash equivalents of $16.5 million, which is the result of $246.9 million of cash used in our operating activities and $263.4 million of cash provided by our financing activities.
The $246.9 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $1,152.6 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2021 and (ii) cash payments of $14.2 million related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $680.0 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $239.9 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $263.4 million of cash provided by our financing activities principally consisted of (i) $287.0 million in net proceeds from our multi-year corporate-level revolving credit facility (the “Corporate Facility”) and the SPV Facility (together, the “Credit Facilities”), (ii) $265.6 million in net cash proceeds from equity offerings from our ATM Program and Equity Offering (both as described below) and direct stock purchase plan and (iii) $100.0 million in proceeds from the initial issuance of the December 2025 Notes (as defined below), partially offset by (i) $194.2 million in cash dividends paid to stockholders, (ii) $185.0 million for the redemption of the December 2022 Notes (as defined below), (iii) $5.1 million for payments of deferred debt issuance costs, SBIC debenture fees and other costs, net of debt issuance premiums, and (iv) $4.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.
For the year ended December 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $0.7 million, which is the net result of $515.4 million of cash used in our operating activities and $516.1 million of cash provided by our financing activities.
The $515.4 million of cash used in our operating activities resulted primarily from cash uses totaling $1,763.8 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2020, partially offset by (i) cash proceeds totaling $1,054.5 million from the sales and repayments of debt investments and sales of and return on capital from equity investments, (ii) cash flows generated from the operating profits earned totaling $171.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, and (iii) cash proceeds of $22.2 million related to changes in other assets and liabilities.
The $516.1 million of cash provided by our financing activities principally consisted of (i) $500.0 million in proceeds from the initial and follow-on issuance of the July 2026 Notes (as defined below), (ii) $98.9 million in net cash proceeds from our ATM Program (described below) and direct stock purchase plan, (iii) $80.2 million in cash proceeds from the issuance of SBIC debentures and (iv) $51.0 million in net proceeds from the Corporate Facility, partially offset by (i) $160.5 million in cash dividends paid to stockholders, (ii) $40.0 million in repayment of SBIC debentures, (iii) $8.2 million for debt issuance premiums, net of payments of deferred debt issuance costs, SBIC debenture fees and other costs, and (iv) $5.3 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.
Capital Resources
As of December 31, 2022, we had $49.1 million in cash and cash equivalents and $568.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of December 31, 2022, our NAV totaled $2,108.6 million, or $26.86 per share.
As of December 31, 2022, we had $407.0 million outstanding and $513.0 million of undrawn commitments under the Corporate Facility, and $200.0 million outstanding and $55.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities are both subject to certain borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2022 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2023, and the weighted-average remaining duration is 5.1 years as of December 31, 2022. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In November 2017, we issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “December 2022 Notes”). In December 2022, we repaid the entire principal amount of the outstanding December 2022 Notes. The outstanding aggregate principal amount of the December 2022 Notes was $185.0 million as of December 31, 2021.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both December 31, 2022 and December 31, 2021.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both December 31, 2022 and December 31, 2021.

In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”), all of which remained outstanding as of December 31, 2022.
We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the year ended December 31, 2022, we sold 5,407,382 shares of our common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2022, sales transactions representing 43,217 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, we entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of December 31, 2022, 10,462,684 shares remained available for sale under the ATM Program.
In August 2022, we completed a public equity offering (the “Equity Offering”) of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $55.1 million.
During the year ended December 31, 2021, we sold 2,332,795 shares of our common stock at a weighted-average price of $42.71 per share and raised $99.6 million of gross proceeds under the ATM Program. Net proceeds were $98.4 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2021, sales transactions representing 36,136 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facilities, and a combination of future issuances of debt and equity capital. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and repayments of note and debenture obligations as they come due.
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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of December 31, 2022, our BDC asset coverage ratio was 227%.
Although we have been able to secure access to additional liquidity, including through the Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Recently Issued or Adopted Accounting Standards included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Inflation
Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to impact their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative impact on the fair value of our investments in these portfolio companies. The combined impacts of these impacts in turn could negatively affect our results of operations.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At December 31, 2022, we had a total of $274.4 million in outstanding commitments comprised of (i) 83 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2022, the future fixed commitments for cash payments in connection with our SBIC debentures, the May 2024 Notes, the July 2026 Notes, the December 2025 Notes, and rent obligations under our office lease for each of the next five years and thereafter are as follows (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
July 2026 Notes	$—	$—	$—	$500,000	$—	$—	$500,000
Interest due on July 2026 Notes	15,017	15,000	15,000	15,000	—	—	60,017
May 2024 Notes	—	450,000	—	—	—	—	450,000
Interest due on May 2024 Notes	23,400	11,700	—	—	—	—	35,100
SBIC debentures	16,000	63,800	—	—	75,000	195,200	350,000
Interest due on SBIC debentures	9,960	8,455	7,228	7,228	6,512	9,053	48,436
December 2025 Notes	—	—	100,000	—	—	—	100,000
Interest due on December 2025 Notes	7,840	7,840	7,753	—	—	—	23,433
Operating Lease Obligation (1)	389	1,020	1,115	1,135	1,155	7,673	12,487
Total	$72,606	$557,815	$131,096	$523,363	$82,667	$211,926	$1,579,473
______________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of December 31, 2022, we had $407.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of December 31, 2022, we had $200.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income and the Private Loan Fund, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding these related party transactions and agreements.

In addition, we have a deferred compensation plan, whereby non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. See Note L —

Related Party Transactions included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the deferred compensation plan.
Recent Developments
In January 2023, we expanded our total commitments under the Corporate Facility from $920.0 million to $980.0 million. The recent increase in total commitments was executed under the accordion feature of the Corporate Facility which allows for an increase up to $1.4 billion in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

In February 2023, we entered into a first supplement to the Master Note Purchase Agreement dated December 23, 2022, governing the issuance of $50.0 million in aggregate principal amount of 7.53% Series B unsecured notes (the “December 2025 Follow-On Notes”) to qualified institutional investors in a private placement. The December 2025 Follow-On Notes were issued on February 2, 2023 and will mature on December 23, 2025 unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the December 2025 Follow-On Notes will be due semiannually on June 23 and December 23. In addition, we are obligated to offer to repay the December 2025 Follow-On Notes at par plus accrued and unpaid interest if certain change in control events occur. The December 2025 Follow-On Notes are general unsecured obligations of ours that rank pari passu with all of our outstanding and future unsecured unsubordinated indebtedness.

In February 2023, we declared a supplemental cash dividend of $0.175 per share payable in March 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared of $0.225 per share for each of January, February and March 2023, or total regular monthly cash dividends of $0.675 per share for the first quarter of 2023.
In February 2023, we declared regular monthly dividends of $0.225 per share for each of April, May and June of 2023. These regular monthly dividends equal a total of $0.675 per share for the second quarter of 2023, representing a 4.7% increase from the regular monthly dividends paid in the second quarter of 2022. Including the regular monthly and supplemental dividends declared for the first and second quarters of 2023 we will have paid $36.645 per share in cumulative dividends since our October 2007 initial public offering.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors—Risks Related to our Investments — The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2022, 73% of our debt Investment Portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. As of December 31, 2022, 70% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding SBIC debentures, May 2024 Notes, July 2026 Notes and December 2025 Notes which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(46,771)	$12,747	$(34,024)	$(0.43)
(175)	(41,022)	11,230	(29,792)	(0.38)
(150)	(35,273)	9,712	(25,561)	(0.33)
(125)	(29,524)	8,195	(21,329)	(0.27)
(100)	(23,775)	6,677	(17,098)	(0.22)
(75)	(18,026)	5,160	(12,866)	(0.16)
(50)	(12,277)	3,642	(8,635)	(0.11)
(25)	(6,528)	2,125	(4,403)	(0.06)
25	4,992	(911)	4,081	0.05
50	10,720	(2,428)	8,292	0.11
75	16,469	(3,946)	12,523	0.16
100	22,218	(5,463)	16,755	0.21
125	27,967	(6,981)	20,986	0.27
150	33,716	(8,498)	25,218	0.32
175	39,465	(10,016)	29,449	0.38
200	45,214	(11,533)	33,681	0.43
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of December 31, 2022, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value Investments
As described further in Note C to the financial statements, the Company’s investments at fair value were $4,102,177 thousand at December 31, 2022, of which $4,100,273 thousand were categorized as Level 3 investments within the fair value hierarchy. Management’s valuation techniques of these investments, for which there are no readily available market values, are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

Report of Independent Registered Public Accounting Firm
The principal considerations for our determination that fair value of Level 3 investments measured using significant unobservable inputs is a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of subjective auditor judgement, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.
Our audit procedures related to the critical audit matter included the following, among others:
•Testing the design and operating effectiveness of controls over management’s process to determine investment fair value. Specifically, we identified and tested key attributes of management’s fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.
•Evaluated the ability to estimate fair value by comparing prior period fair values to transaction prices of transactions occurring subsequent to the prior period valuation date.
•With the assistance of internal valuation specialists to evaluate and test management’s process to develop the valuation estimates, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company’s reporting date were reasonable. We tested certain key inputs/assumptions for a selection of investments, including the following, as applicable:
•enterprise values,
•weighted-average cost of capital (“WACC”),
•discount rates,
•forecasted cash flows and long-term growth rates,
•discount for lack of marketability,
•market multiples,
•weighting between valuation techniques,
•risk adjusted discount factor,
•percentage of expected principal recovery, and
•third party quotes, in conjunction with other inputs
In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Houston, Texas
February 24, 2023
Board of Directors and Stockholders
Main Street Capital Corporation

Report of Independent Registered Public Accounting Firm
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 24, 2023

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except shares and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Investments at fair value:
Control investments (cost: $1,270,802 and $1,107,597 as of December 31, 2022 and December 31, 2021, respectively)	$1,703,172	$1,489,257
Affiliate investments (cost: $635,536 and $578,539 as of December 31, 2022 and December 31, 2021, respectively)	618,359	549,214
Non‑Control/Non‑Affiliate investments (cost: $1,867,414 and $1,573,110 as of December 31, 2022 and December 31, 2021, respectively)	1,780,646	1,523,360
Total investments (cost: $3,773,752 and $3,259,246 as of December 31, 2022 and December 31, 2021, respectively)	4,102,177	3,561,831
Cash and cash equivalents	49,121	32,629
Interest and dividend receivable and other assets	82,731	56,488
Receivable for securities sold	381	35,125
Deferred financing costs (net of accumulated amortization of $10,603 and $9,462 as of December 31, 2022 and December 31, 2021, respectively)	7,475	4,217
Total assets	$4,241,885	$3,690,290
LIABILITIES
Credit Facilities	$607,000	$320,000
July 2026 Notes (par: $500,000 as of both December 31, 2022 and December 31, 2021)	498,136	497,609
May 2024 Notes (par: $450,000 as of both December 31, 2022 and December 31, 2021)	450,727	451,272
SBIC debentures (par: $350,000 ($16,000 due within one year) as of both December 31, 2022 and December 31, 2021)	343,914	342,731
December 2025 Notes (par: $100,000 as of December 31, 2022)	99,325	—
December 2022 Notes (par: $185,000 as of December 31, 2021)	—	184,444
Accounts payable and other liabilities	52,092	40,469
Payable for securities purchased	—	5,111
Interest payable	16,580	14,926
Dividend payable	17,676	15,159
Deferred tax liability, net	47,849	29,723
Total liabilities	2,133,299	1,901,444
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 78,463,599 and 70,700,885 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	784	707
Additional paid‑in capital	2,030,531	1,736,346
Total undistributed earnings	77,271	51,793
Total net assets	2,108,586	1,788,846
Total liabilities and net assets	$4,241,885	$3,690,290
NET ASSET VALUE PER SHARE	$26.86	$25.29
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2022	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$155,967	$122,277	$81,155
Affiliate investments	54,963	51,278	32,435
Non‑Control/Non‑Affiliate investments	165,930	115,492	109,024
Total investment income	376,860	289,047	222,614
EXPENSES:
Interest	(78,276)	(58,836)	(49,587)
Compensation	(36,543)	(34,442)	(18,981)
General and administrative	(16,050)	(12,494)	(12,702)
Share‑based compensation	(13,629)	(10,887)	(10,828)
Expenses allocated to the External Investment Manager	12,965	10,277	7,429
Total expenses	(131,533)	(106,382)	(84,669)
NET INVESTMENT INCOME	245,327	182,665	137,945
NET REALIZED GAIN (LOSS):
Control investments	(5,822)	6,494	(59,594)
Affiliate investments	(3,319)	17,181	2,203
Non‑Control/Non‑Affiliate investments	3,929	21,661	(58,556)
Realized loss on extinguishment of debt	—	—	(534)
Total net realized gain (loss)	(5,212)	45,336	(116,481)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	56,682	99,420	37,924
Affiliate investments	10,314	21,989	(29,038)
Non‑Control/Non‑Affiliate investments	(42,180)	14,215	(14,968)
SBIC debentures	—	—	460
Total net unrealized appreciation (depreciation)	24,816	135,624	(5,622)
INCOME TAXES:
Federal and state income, excise and other taxes	(5,199)	(5,732)	(590)
Deferred taxes	$(18,126)	$(27,131)	14,131
Income tax benefit (provision)	(23,325)	(32,863)	13,541
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$241,606	$330,762	$29,383
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$3.29	$2.65	$2.10
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$3.24	$4.80	$0.45
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	74,482,176	68,960,923	65,705,963
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except shares)

	Common Stock		Additional Paid‑In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2019	64,252,937	$643	$1,512,435	$23,312	$1,536,390
Public offering of common stock, net of offering costs	2,662,777	27	84,354	—	84,381
Share‑based compensation	—	—	10,828	—	10,828
Purchase of vested stock for employee payroll tax withholding	(89,447)	(1)	(1,890)	—	(1,891)
Dividend reinvestment	517,796	4	16,230	—	16,234
Amortization of directors’ deferred compensation	—	—	853	—	853
Issuance of restricted stock, net of forfeited shares	417,969	4	(4)	—	—
Dividends to stockholders	—	—	385	(161,796)	(161,411)
Reclassification for certain permanent book-to-tax differences	—	—	(7,251)	7,251	—
Net increase resulting from operations	—	—	—	29,383	29,383
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	2,345,554	24	98,865	—	98,889
Share‑based compensation	—	—	10,887	—	10,887
Purchase of vested stock for employee payroll tax withholding	(134,238)	(1)	(5,302)	—	(5,303)
Dividend reinvestment	404,384	4	16,279	—	16,283
Amortization of directors’ deferred compensation	—	—	652	—	652
Issuance of restricted stock, net of forfeited shares	359,289	3	(3)	—	—
Dividends to stockholders	—	—	406	(178,497)	(178,091)
Reclassification for certain permanent book-to-tax differences	—	—	(1,378)	1,378	—
Net increase resulting from operations	—	—	—	330,762	330,762
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	6,763,166	67	265,553	—	265,620
Share‑based compensation	—	—	13,629	—	13,629
Purchase of vested stock for employee payroll tax withholding	(116,177)	(1)	(4,942)	—	(4,943)
Dividend reinvestment	625,196	6	24,125	—	24,131
Amortization of directors’ deferred compensation	—	—	519	—	519
Issuance of restricted stock, net of forfeited shares	497,610	5	(5)	—	—
Dividends to stockholders	—	—	466	(221,288)	(220,822)
Reclassification for certain permanent book-to-tax differences	—	—	(5,160)	5,160	—
Net increase resulting from operations	—	—	—	241,606	241,606
Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$241,606	$330,762	$29,383
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(1,152,594)	(1,763,755)	(669,007)
Proceeds from sales and repayments of debt investments in portfolio companies	608,330	920,828	443,573
Proceeds from sales and return of capital of equity investments in portfolio companies	71,695	133,644	34,439
Net unrealized (appreciation) depreciation	(24,816)	(135,624)	5,622
Net realized (gain) loss	5,212	(45,336)	116,481
Accretion of unearned income	(13,413)	(15,619)	(11,756)
Payment-in-kind interest	(5,352)	(7,573)	(6,225)
Cumulative dividends	(1,770)	(1,739)	(1,791)
Share-based compensation expense	13,629	10,887	10,828
Amortization of deferred financing costs	2,863	2,998	2,513
Deferred tax (benefit) provision	18,126	27,131	(14,131)
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(28,186)	(5,504)	4,599
Interest payable	1,654	6,268	1,366
Accounts payable and other liabilities	12,254	20,289	(2,846)
Deferred fees and other	3,826	6,970	2,868
Net cash used in operating activities	(246,936)	(515,373)	(54,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	265,620	98,889	84,381
Proceeds from public offering of May 2024 Notes	—	—	125,000
Proceeds from public offering of July 2026 Notes	—	500,000	—
Proceeds from public offering of December 2025 Notes	100,000	—	—
Dividends paid	(194,174)	(160,537)	(144,462)
Proceeds from issuance of SBIC debentures	—	80,200	40,000
Repayments of SBIC debentures	—	(40,000)	(42,000)
Redemption of December 2022 Notes	(185,000)	—	—
Proceeds from credit facility	1,032,000	1,100,000	399,000
Repayments on credit facility	(745,000)	(1,049,000)	(430,000)
Debt issuance premiums (costs), net	(5,075)	(8,166)	729
Purchases of vested stock for employee payroll tax withholding	(4,943)	(5,303)	(1,891)
Net cash provided by financing activities	263,428	516,083	30,757

Net increase (decrease) in cash and cash equivalents	16,492	710	(23,327)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,629	31,919	55,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,121	$32,629	$31,919

Supplemental cash flow disclosures:
Interest paid	$73,635	$50,729	$45,582
Taxes paid	$6,596	$2,233	$3,136
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,449	$—	$—
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$24,131	$16,283	$16,234
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L+	10.00%		8/16/2024	$—	$(3)	$(3)
			Secured Debt	(9)	8/16/2019		14.13%	L+	10.00%		8/16/2024	4,665	4,545	4,545
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	3,504
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,485	8,046
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,649
			Member Units		8/1/2013	1,500							1,500	800
													3,549	2,849
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	1,901	1,901	634
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,857	1,005
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,484	1,639
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,320
													2,295	4,031
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/31/2027	—	(8)	(8)
			Secured Debt	(25)	3/7/2022						3/31/2027	—	—	—
			Secured Debt		3/7/2022		11.00%				3/31/2027	11,025	10,933	10,933
			Preferred Stock	(8)	3/7/2022	4,073							4,095	4,095
													15,020	15,020
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (29) (40)	12/31/2020		13.39%	SF+	9.26%		10/31/2027	99,194	98,576	99,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,420
													112,576	130,614
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt	(9)	1/9/2018		14.12%	L+	10.00%		1/9/2023	5,964	5,964	5,964
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	7,080
												10,244	13,044
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt	(30)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Preferred Member Units	(8) (30)	7/25/2016	17,742							1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,340
												12,945	15,153
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,210

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		13.75%	L+	10.00%		7/29/2026	28,000	27,951	28,000
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	25,495
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			3,994	3,994
												42,720	57,489
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,002

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		13.13%	L+	9.00%		1/4/2026	15,030	14,954	14,954
		Preferred Member Units		1/4/2019	13,309							6,122	8,700
												21,076	23,654
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			L+	6.00%		2/26/2023	—	—	—
		Secured Debt	(9)	2/26/2018		12.13%	L+	8.00%		2/26/2023	16,945	16,935	16,945
		Member Units	(8)	2/26/2018	4,347							11,440	22,920
		Member Units	(8) (30)	11/2/2018	1,047,146							1,773	2,710
												30,148	42,575
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,643	5,694

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	2/3/2017	1,829							1,963	13,340
													6,606	19,034
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9) (25) (29)	10/28/2022			SF+	9.00%		1/15/2024	—	—	—
			Secured Debt	(9) (29)	12/20/2016		13.23%	SF+	9.00%		1/15/2024	10,480	10,440	10,440
			Secured Debt		12/20/2016		10.00%				12/20/2036	1,049	1,039	1,039
			Member Units	(8)	12/20/2016	717							7,280	8,220
			Member Units	(30)	12/20/2016	800							210	610
													18,969	20,309
CMS Minerals Investments		Oil & Gas Exploration & Production
			Member Units	(8) (30)	4/1/2016	100							1,304	1,670

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		15.38%	L+	10.50%		12/17/2026	1,462	1,443	1,462
			Secured Debt	(9)	3/6/2020		15.38%	L+	10.50%		12/17/2026	40,801	40,521	40,801
			Preferred Member Units	(8) (30)	3/6/2020	587							8,317	58,180
													50,281	100,443
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	23,310	23,151	23,151
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	9,160
													30,831	32,311
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9) (17) (25)	1/29/2019			L+	9.00%		1/29/2022	—	—	—
			Secured Debt	(9)	1/29/2019		13.13%	L+	9.00%		1/29/2024	5,241	5,232	5,241
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	19,830
													7,207	25,071
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(31)	7/17/2017	38.75%							588	588

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	223	223	223
			Secured Debt		3/31/2021		7.50%				12/31/2025	8,622	8,190	7,789

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units	(8)	3/31/2021	9,000							2,610	2,670
												11,023	10,682
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.13%	L+	10.00%		4/1/2023	15,533	15,523	15,523
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												25,024	25,358
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(9) (25)	2/13/2018			L+	11.00%		2/13/2026	—	(88)	—
		Secured Debt	(9)	12/27/2022		15.13%	L+	11.00%		2/13/2026	27,267	27,122	27,267
		Preferred Stock	(8)	2/13/2018	8,400							8,400	22,220
												35,434	49,487
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassic Components
		Secured Debt	(9) (25) (29)	10/3/2022			SF+	6.00%		10/3/2027	—	(9)	(9)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,594	18,594
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,357	6,294	6,294
		Common Stock		10/3/2022	378							7,603	7,603
		Common Stock	(30)	10/3/2022	939							1,558	1,558
												34,040	34,040
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (29)	6/24/2016			SF+	8.50%		1/1/2028	—	—	—
		Secured Debt	(9) (29)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	64,078	63,685	64,078
		Member Units	(8)	6/24/2016	9,042							17,692	50,890
												81,377	114,968
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Secured Debt	(9) (37)	7/15/2013		9.50%	L+	8.00%		7/31/2023	3,826	3,826	3,826
		Member Units	(8)	7/15/2013	1,200							1,200	1,800
												5,026	5,626
GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		10.12%	L+	6.00%		12/21/2023	670	670	670
		Secured Debt		12/19/2014		12.12%	L+	8.00%		10/29/2026	40,493	40,313	40,493
		Member Units	(8)	12/19/2014	5,879							13,065	44,440
												54,048	85,603

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	6,790

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25)	9/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
			Preferred Equity		7/1/2022	63,720							5,600	3,780
			Member Units		4/29/2016	3,681							3,681	—
													11,681	6,064
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(31)	10/1/2017	49.26%							3,895	7,552
			LP Interests (2717 HPP-MS, L.P.)	(31)	3/11/2022	49.26%							248	248
													4,143	7,800
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	3,280

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(25)	8/29/2017			P+	6.75%		11/14/2023	—	—	—
			Secured Debt	(9)	11/14/2006		13.75%	P+	6.75%		11/14/2023	2,450	2,444	2,450
			Member Units	(8)	11/14/2006	627							811	14,970
													3,255	17,420
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (25)	12/10/2021			L+	11.50%		12/10/2026	—	(14)	—
			Secured Debt	(9)	12/10/2021		15.63%	L+	11.50%		12/10/2026	9,999	9,920	9,999
			Preferred Equity	(8)	12/10/2021	3,150							3,150	5,540
													13,056	15,539
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,432	25,432
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													36,173	36,173
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Member Units	(8)	1/23/2006	325							783	15,570

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	20,415	20,374	20,374
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,879	3,842	3,842
			Preferred Equity		10/31/2018	581							12,240	7,220
			Member Units	(8) (30)	10/31/2018	800							992	2,850
													37,448	34,286
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(9)	7/28/2017		15.13%	L+	11.00%		7/28/2023	6,275	6,253	6,090
			Secured Debt	(14)	7/28/2017		12.00%			12.00%	7/28/2023	26,079	25,952	1,610
			Member Units		7/28/2017	743,921							16,642	—
													48,847	7,700
MetalForming AcquireCo, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		12.75%				10/19/2027	23,802	23,576	23,576
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			6,010	6,010
			Common Stock		10/19/2022	1,537,219							1,537	1,537
													31,123	31,123
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%				12/31/2022	6,156	6,156	4,548
			Preferred Member Units		3/15/2019	66,000							4,400	—
			Preferred Member Units		9/1/2015	4,000							6,000	—
													16,556	4,548
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021						12/31/2024	—	—	—
			LP Interests	(8) (31)	1/26/2021	14.51%							14,250	14,833
													14,250	14,833
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	1							29,500	122,930

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	94,697							750	753

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(25)	8/18/2014						1/31/2024	—	—	—
		Secured Debt		8/18/2014		10.00%				1/31/2024	5,746	5,746	5,746
		Common Stock	(8)	8/18/2014	5,873							2,720	22,830
												8,466	28,576
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Member Units		1/31/2008	2,955							2,975	11,830

Nebraska Vet AcquireCo, LLC	Mixed-Animal Veterinary and Animal Health Product Provider
		Secured Debt	(9) (25)	12/31/2020			L+	7.00%		12/31/2025	—	—	—
		Secured Debt		12/31/2020		12.00%				12/31/2025	20,094	19,972	20,094
		Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,434	10,500
		Preferred Member Units		12/31/2020	6,987							6,987	7,700
												37,393	38,294
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
		Secured Debt		2/28/2018		11.00%				2/28/2025	11,465	11,335	8,477
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	1,110
												19,548	9,587
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2023	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							3,717	4,790
												5,797	6,870
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		10.63%	L+	6.50%		1/31/2025	4,400	4,399	4,399
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,414	18,414
		Preferred Member Units		1/31/2017	406							10,200	8,040
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
												35,075	36,003
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	15,750	15,634	15,750
		Preferred Member Units	(8)	4/1/2008	900							1,080	22,810
												16,714	38,560

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			L+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.13%	L+	11.00%		7/31/2026	23,600	23,429	23,429
		Preferred Stock	(8) (30)	7/30/2021	10,000							10,000	11,750
												33,429	35,179
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt	(25)	4/27/2020						4/27/2025	—	—	—
		Secured Debt	(25)	4/27/2020						4/27/2025	—	—	—
		Secured Debt		4/27/2020		12.00%				4/27/2025	28,681	28,537	28,681
		Preferred Equity	(8)	4/27/2020	13,800							13,000	43,260
												41,537	71,941
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			L+	7.00%		11/15/2027	—	(9)	—
		Secured Debt	(9)	11/15/2016		10.25%	L+	7.00%		11/15/2027	21,655	21,408	21,655
		Common Stock	(8)	6/10/2010	2,000							2,150	18,950
		Common Stock		6/14/2022	238,421							238	238
												23,787	40,843
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt	(25)	2/1/2011						11/15/2026	—	—	—
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,897	5,806	5,806
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	12,420
		Common Stock		1/27/2021	1,037							1,200	590
												12,715	18,816
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,513	525

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(30)	12/20/2013	1,500							369	3,620

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9) (25)	12/15/2021						12/15/2026	—	(35)	(35)
		Secured Debt	(9)	12/15/2021		12.50%				12/15/2026	35,685	35,404	35,404
		Preferred Equity		12/15/2021	11,070							11,070	14,880

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													46,439	50,249
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%				8/31/2023	1,840	1,840	1,840
			Secured Debt		8/31/2018		12.00%				8/31/2023	15,200	15,192	15,120
			Preferred Member Units		8/31/2018	544							9,245	7,681
													26,277	24,641
Televerde, LLC		Provider of Telemarketing and Data Services
			Member Units		1/6/2011	460							1,290	5,408
			Preferred Stock		1/26/2022	248							718	1,794
													2,008	7,202
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(25)	5/31/2019						5/31/2024	—	(5)	—
			Secured Debt		5/31/2019		12.00%				5/31/2024	7,920	7,894	7,920
			Common Stock	(8)	5/31/2019	615							4,655	7,800
													12,544	15,720
Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25) (30)	12/1/2021			L+	6.00%		12/1/2023	—	(21)	(21)
			Secured Debt	(30)	12/1/2021		11.50%				12/1/2026	30,400	30,158	30,161
			Preferred Equity	(8) (30)	12/1/2021	11,840							11,840	11,940
													41,977	42,080
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,676
			Preferred Member Units		6/30/2015	10,072							2,834	240
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	4,311
Subtotal Control Investments (80.8% of net assets at fair value)													$1,270,802	$1,703,172
Affiliate Investments
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	$11,726	$11,590	$11,550
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													14,738	11,550
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	186							1,200	9,400

ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		12.23%	L+	7.50%		9/1/2026	6,783	6,208	6,343
			Unsecured Debt		9/1/2021		10.00%			10.00%	9/1/2028	3,396	2,291	2,598
			Common Stock		9/1/2021	583							—	3,270
													8,499	12,211
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		15.12%	L+	11.00%		4/8/2021	800	800	800
			Unsecured Debt	(9) (17)	4/8/2016		15.12%	L+	11.00%		4/8/2021	4,000	4,000	2,086
			Member Units		4/8/2016	800,000							800	—
			Preferred Stock (non-voting)		12/17/2018		15.00%						162	—
													5,762	2,886
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000							2,256	2,970
													2,576	3,290
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/30/2015		9.00%				6/30/2023	17,355	17,355	12,337
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													22,125	12,337
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			L+	6.00%		12/17/2026	—	(9)	(9)
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,250	20,090	20,090
			Common Stock		12/17/2021	450,000							4,500	4,500
													24,581	24,581
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000							1,500	1,790

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		9.75%	L+	6.00%		3/12/2025	4,560	4,560	4,560
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,182	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	24,637
													29,502	48,471
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (31)	2/4/2015	13.32%							8,096	7,657

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	21,200	21,035	21,200
			Preferred Equity		11/19/2021	5,944							5,944	7,260
													26,979	28,460
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(31)	4/25/2013	20.24%							6,459	9,127
			LP Interests (Dos Rios Partners - A, LP)	(31)	4/25/2013	6.43%							2,051	2,898
													8,510	12,025
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(30)	6/27/2016	2,000,000							2,000	1,330

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000							1,060	1,013

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	7,600	7,537	7,600
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	21,200	21,038	21,200
			Preferred Equity	(8)	10/29/2021	9,360							10,400	17,580
													38,975	46,380
Freeport Financial Funds	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.30%							3,507	3,483
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	5.95%							6,303	5,848
													9,810	9,331
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,345	11,269	11,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	7,140
													16,169	18,485
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.22%							2,558	4,331
			LP Interests (HPEP 4, L.P.)	(31)	7/12/2022	8.71%							2,332	2,332
			LP Interests (423 COR, LP)	(31)	6/2/2022	22.93%							1,400	1,400
													6,290	8,063
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.13%	L+	6.00%		1/15/2026	3,185	3,183	3,185
			Secured Debt		12/2/2016		9.00%				1/15/2026	37,800	37,685	37,800
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(30)	12/2/2016	226							150	920
													43,868	59,365
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	3,000
			Member Units		1/8/2003	322,297							2,352	2,400
													5,352	5,400
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015	20.00%							19,000	11,758

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%				11/15/2026	4,534	4,500	4,500
			Secured Debt		9/1/2021		12.50%				11/15/2026	3,154	3,130	3,130
			Secured Debt		11/15/2021		12.50%				11/15/2026	8,944	8,944	8,944
			Secured Debt		11/15/2021		12.50%				11/15/2026	19,712	19,559	19,559

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		8/3/2021	179,778							1,798	1,798
													37,931	37,931
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2023	964	964	569
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2023	983	983	580
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2023	2,116	2,116	1,249
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2023	4,415	4,415	2,606
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2023	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					12/31/2023		1,089	—
													12,683	5,309
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (25)	8/6/2021			L+	11.00%		8/6/2023	—	—	—
			Secured Debt	(9)	8/6/2021		15.13%	L+	11.00%		8/6/2026	5,600	5,559	5,559
			Preferred Stock		8/6/2021	1,056							1,056	1,056
													6,615	6,615
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17) (39)	6/30/2015		12.00%				1/8/2018	30,369	29,865	—
			Preferred Member Units		1/8/2013	250							2,500	—
													32,365	—
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt	(25)	8/31/2018						8/31/2023	—	—	—
			Secured Debt		8/31/2018		9.50%				8/31/2023	89,786	89,708	89,786
			Preferred Member Units	(8)	8/31/2018	157							1,218	13,650
													90,926	103,436
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	13,840	13,698	13,840
			Common Stock	(8)	9/13/2018	70,000							456	1,530
													14,154	15,370
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.24%	L+	7.50%		8/20/2026	15,769	15,527	15,769
			Common Stock		8/20/2021	9,968							1,356	1,280

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													16,883	17,049
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		13.27%	L+	8.50%		12/31/2027	5,000	4,556	4,556
			Preferred Equity		12/31/2022	5,907,649							—	—
													4,556	4,556
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%				8/31/2025	21,500	21,378	21,378
			Preferred Member Units		8/31/2020	1,571							4,500	4,500
													25,878	25,878
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		13.00%				8/9/2026	120	106	106
			Secured Debt		8/9/2021		13.00%				8/9/2026	9,521	9,442	9,442
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													15,948	15,948
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	6/15/2020	11.11%							3,734	5,855

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (29)	10/15/2018		10.76%	SF+	5.50%	2.00%	8/20/2024	406	405	382
			Secured Debt	(9) (29)	8/27/2018		10.76%	SF+	5.50%	2.00%	8/20/2024	1,814	1,807	1,712
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	2/20/2025	2,403	2,403	4,592
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,141	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	1,991
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													20,535	11,510
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(30)	12/7/2016	716,949	14.00%			14.00%			1,032	220
			Member Units	(30)	12/7/2016	4,000,000							4,000	—
													5,032	220
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%				1/26/2020	16,734	16,734	14,914
			Unsecured Convertible Debt		5/16/2018		8.00%				11/16/2023	409	409	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Warrants	(27)	1/26/2015	1,831,355					1/26/2025		2,576	—
													33,719	14,914
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	$14,280	$14,140	$14,140
			Preferred Equity		12/12/2022	3,845							$3,845	$3,845
													$17,985	$17,985
Subtotal Affiliate Investments (29.3% of net assets at fair value)													$635,536	$618,359
Non-Control Investments
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25) (29)	9/6/2022			SF+	6.00%		9/6/2028	$—	$(39)	$(39)
			Secured Debt	(9) (29)	9/6/2022		10.20%	SF+	6.00%		9/6/2028	741	653	741
			Secured Debt	(9) (29)	9/6/2022		10.58%	SF+	6.00%		9/6/2028	17,052	16,602	17,052
													17,216	17,754
Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		13.23%	L+	8.50%		11/2/2025	1,678	1,669	1,678
			Secured Debt	(9)	11/2/2020		13.23%	L+	8.50%		11/2/2025	9,891	9,825	9,891
			Secured Debt	(9)	5/26/2021		16.17%	L+	12.50%		11/2/2025	807	800	807
													12,294	12,376
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		13.88%	L+	9.50%		10/26/2027	14,618	14,291	14,618
			Secured Debt	(9)	6/28/2022		13.57%	L+	9.00%		10/26/2027	4,368	4,270	4,368
													18,561	18,986
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (36)	3/11/2022		10.00%	L+	6.00%		3/11/2027	4,729	4,729	4,729
			Secured Debt	(9) (36)	3/11/2022		10.00%	L+	7.50%		3/11/2027	24,086	24,033	24,086
													28,762	28,815
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		10.14%	L+	5.75%		3/19/2026	21,077	20,781	18,969

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25) (29)	8/31/2022			SF+	7.40%		8/31/2027	—	(137)	(137)
			Secured Debt	(9) (29)	8/31/2022		11.72%	SF+	7.40%		8/31/2027	37,491	36,819	37,463
			Common Stock		8/31/2022	235							1,779	1,779
													38,461	39,105
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			L+	6.00%		11/19/2026	—	(10)	(10)
			Secured Debt	(9)	11/19/2021		11.12%	L+	6.00%		11/19/2026	6,617	6,565	6,617
													6,555	6,607
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (29)	3/11/2022		10.46%	SF+	6.75%		4/10/2026	15,628	15,408	14,606
			Secured Debt	(9) (29)	3/11/2022		12.46%	SF+	8.75%		4/10/2026	15,628	15,408	14,654
													30,816	29,260
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	9/17/2021		7.50%	L+	6.50%		1/31/2023	2,980	2,980	168
			Secured Debt	(9) (14)	5/19/2016		7.50%	L+	6.50%		6/8/2023	14,370	13,706	808
													16,686	976
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		13.41%	L+	9.00%		11/9/2026	4,678	4,569	3,945
			Secured Debt	(9)	11/9/2021		13.56%	L+	9.00%		11/9/2026	29,722	29,261	25,065
			Common Equity		11/9/2021	234							234	—
													34,064	29,010
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (29)	8/11/2022			SF+	6.50%		8/11/2027	—	(135)	(135)
			Secured Debt	(9) (29)	8/11/2022		10.92%	SF+	6.50%		8/11/2027	67,597	66,330	66,511
			Common Stock		8/11/2022	1,387,832							1,388	1,388
													67,583	67,764
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23) (29)	12/21/2020		10.36%	SF+	6.60%		12/21/2025	36,000	35,737	36,000

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (25) (29)	1/18/2022			SF+	5.50%		1/18/2027	—	—	—
			Secured Debt	(9) (29)	1/18/2022		9.32%	SF+	5.50%		1/18/2027	6,660	6,660	6,582
			Secured Debt	(9) (29)	1/18/2022		11.32%	SF+	7.50%		1/18/2027	6,660	6,660	6,593
			Common Stock		1/18/2022	720,000							720	660

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													14,040	13,835
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9) (25) (29)	12/23/2022			SF+	7.25%		12/23/2027	—	(57)	(57)
			Secured Debt	(9) (29)	12/23/2022		12.17%	SF+	7.25%		12/23/2027	29,071	27,927	27,927
			Common Equity		12/15/2021	360							360	406
													28,230	28,276
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%		10.50%	1.50%	1/6/2024	195	195	195
			Preferred Member Units	(8) (30)	7/6/2018	1,548,387	8.00%			8.00%			1,161	4,561
			Preferred Member Units	(8) (25) (30)	11/12/2019	122,416				16.00%			—	270
													1,356	5,026
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (29)	6/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(76)	(76)
			Secured Debt	(9) (29)	6/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	27,505	27,020	27,505
													26,944	27,429
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (25)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	8/28/2020		12.94%	L+	8.50%		8/28/2025	3,239	2,280	3,139
			Common Stock	(8)	10/1/2020	723,184							1	4,860
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	1,095
													3,317	9,094
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	2,916
													7,817	3,677
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.55%							7,062	4,727
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.59%							4,350	4,541
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	1.31%							2,000	2,229

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													13,412	11,497
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			L+	5.00%		6/10/2026	—	(28)	—
			Secured Debt	(9)	6/14/2021		8.91%	L+	5.00%		6/10/2028	19,933	19,656	19,933
													19,628	19,933
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (34)	11/14/2017		11.99%	L+	8.50%	0.01%	11/14/2023	28,328	28,264	28,328

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—
													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		10.88%	L+	6.50%		6/4/2026	15,218	15,110	14,685

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25)	5/18/2022			L+	6.00%		5/18/2027	—	(11)	(11)
			Secured Debt	(9)	5/18/2022		10.73%	L+	6.00%		5/18/2027	7,993	7,914	7,914
			Secured Debt	(9)	5/18/2022		10.48%	L+	5.75%		5/18/2027	6,133	6,079	6,133
			Common Equity		12/30/2022	245,926							246	246
													14,228	14,282
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (29) (42)	2/7/2022		10.72%	SF+	6.25%		2/7/2027	1,868	1,767	1,841
			Secured Debt	(9) (28) (29)	2/7/2022		10.71%	SF+	6.25%		2/7/2027	39,047	38,396	38,484
													40,163	40,325
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,712	2,712	19

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (43)	8/6/2021		12.56%	L+	8.00%		8/6/2026	5,000	4,928	4,621
			Secured Debt	(9)	8/6/2021		12.56%	L+	8.00%		8/6/2026	18,588	18,315	17,178

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													23,243	21,799
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	21,165

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (29)	8/16/2022		11.90%	SF+	8.00%		8/16/2027	1,092	871	1,077
			Secured Debt	(9) (25) (29)	8/16/2022			SF+	8.00%		8/16/2027	—	(74)	(74)
			Secured Debt	(9) (29)	8/16/2022		12.56%	SF+	8.00%		8/16/2027	14,389	14,125	14,186
			Common Stock		8/16/2022	201							201	201
													15,123	15,390
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (25)	4/13/2018			L+	7.50%		4/13/2023	—	(1)	(1)
			Secured Debt	(9)	4/13/2018		12.24%	L+	7.50%		4/13/2023	6,074	6,065	5,934
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	380
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,161	1,161
													8,001	7,474
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (29)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9) (29)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	3,346	3,290	3,276
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	5,021	4,967	4,916
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	23,456	23,149	22,967
													31,406	31,159
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (29)	2/10/2022		10.67%	SF+	6.25%		2/10/2028	9,258	9,099	8,787

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (31)	1/22/2015	0.14%							3,566	2,092
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (31)	1/21/2015	0.38%							1,984	1,037
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.10%							3,699	2,019
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.15%							8,236	9,351
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.84%							5,358	1,688
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.25%							6,023	5,718
													28,866	21,905
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (29)	5/23/2022		11.68%	SF+	6.50%		5/23/2027	131	85	131
			Secured Debt	(9) (29)	5/23/2022		10.92%	SF+	6.50%		5/23/2028	16,338	16,047	16,338
													16,132	16,469
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		10.70%	L+	6.00%		6/30/2027	6,823	6,764	6,141

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (30)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,663	3,507
			Secured Debt	(9) (30)	12/22/2021		10.67%	L+	7.00%		12/22/2026	44,308	43,955	42,083
													47,618	45,590
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (29)	3/24/2022		11.21%	SF+	7.50%		1/2/2026	736	736	736
			Secured Debt	(9) (29)	1/4/2021		12.19%	SF+	7.50%		1/2/2026	11,095	10,852	11,095
													11,588	11,831
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,512
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,512
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		1/2/2019		9.44%	SF+	5.25%		12/19/2025	20,497	20,427	19,472

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		11.20%	L+	6.50%		10/2/2024	2,177	2,169	2,171
			Secured Debt	(9)	10/18/2019		11.24%	L+	6.50%		10/2/2024	10,734	10,695	10,705
													12,864	12,876
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (29)	9/30/2022		10.42%	SF+	6.00%		9/30/2028	252	233	252
			Secured Debt	(9) (25) (29)	9/30/2022			SF+	6.00%		9/30/2028	—	(15)	(15)
			Secured Debt	(9) (29)	9/30/2022		10.73%	SF+	6.00%		9/30/2028	3,661	3,591	3,661
													3,809	3,898
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (29)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	320	319	311
			Secured Debt	(9) (29)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	3,277	3,262	3,186
													3,581	3,497
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (29)	8/1/2022			SF+	6.50%		8/1/2027	—	(62)	(62)
			Secured Debt	(9) (25) (29)	8/1/2022			SF+	6.50%		8/1/2027	—	(62)	(62)
			Secured Debt	(9) (29)	8/1/2022		10.62%	SF+	6.50%		8/1/2027	16,791	16,483	16,791
													16,359	16,667
Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		10.88%	L+	6.50%		4/30/2025	14,663	14,430	13,599

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.69%	L+	6.00%		10/23/2026	25,290	25,290	24,381

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(29)	6/30/2021		12.07%	SF+	8.25%		6/30/2026	7,088	6,986	6,144

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (29) (41)	7/30/2021		10.17%	SF+	5.75%		7/30/2026	698	670	698
			Secured Debt	(9) (29)	7/30/2021		10.17%	SF+	5.75%		7/30/2028	14,499	14,304	14,499
													14,974	15,197

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		13.98%	L+	7.75%	1.50%	4/30/2024	18,515	18,384	17,464

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(9) (35)	8/20/2020		13.00%	P+	5.50%	13.00%	2/27/2023	7,027	7,027	7,027
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	18,428	17,664	7,633
			Secured Debt	(29)	11/28/2022		14.42%	SF+	10.00%	14.42%	2/27/2023	806	769	769
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			3,235	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,558,333							1,558	—
			Warrants	(25) (38)	11/20/2018	242,914					11/19/2028		—	—
													30,253	15,429
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	463	430	463
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	19,239	18,956	19,239
			Preferred Member Units	(8) (30)	1/31/2018	144	10.00%			10.00%			129	145
			Preferred Member Units	(8) (30)	5/17/2019	80	20.00%			20.00%			92	93
			Member Units	(30)	6/17/2016	900							900	600
													20,507	20,540
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/1/2021			L+	5.50%		11/1/2026	—	(19)	(19)
			Secured Debt	(9)	11/1/2021		10.23%	L+	5.50%		11/1/2026	8,593	8,461	8,593
													8,442	8,574
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(44)	12/9/2021		14.22%	L+	10.00%		8/7/2023	1,682	1,682	1,682
			Secured Debt	(9) (14)	8/7/2019		12.07%	L+	7.00%	1.00%	8/7/2023	7,313	7,237	1,082
			Common Stock		12/7/2021	2,143							—	—
													8,919	2,764
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		10.38%	L+	6.00%		7/19/2025	20,467	20,418	15,811

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		10.14%	L+	6.50%		8/28/2025	622	618	622

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/28/2019		10.17%	L+	6.50%		8/28/2025	16,889	16,784	16,889
													17,402	17,511
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		10.48%	L+	5.75%		3/25/2027	7,125	6,968	6,092

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	6/21/2018		9.93%	L+	7.75%		6/14/2025	5,053	5,038	1,537

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.23%	L+	7.50%		11/4/2024	500	483	500
			Secured Debt	(9)	11/8/2021		12.23%	L+	7.50%		11/4/2024	2,079	2,079	2,079
			Preferred Equity	(8)	11/8/2021	2,826,667	12.00%			12.00%			123	623
													2,685	3,202
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt		11/15/2021		18.00%				1/31/2024	2,297	2,297	2,297
			Secured Debt	(14)	8/21/2019		19.75%			19.75%	8/21/2024	4,034	3,997	504
			Common Stock		8/21/2019	472,579							4,429	—
													10,723	2,801
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (25)	12/22/2021			L+	6.00%		12/22/2026	—	(135)	(135)
			Secured Debt	(9)	12/22/2021		10.73%	L+	6.00%		12/22/2026	36,947	36,358	36,947
			Common Equity		12/22/2021	1,684,211							1,684	2,840
													37,907	39,652
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		12.00%	L+	7.25%		10/4/2026	1,064	1,019	995
			Secured Debt	(9)	10/4/2021		12.00%	L+	7.25%		10/4/2026	7,505	7,391	7,022
													8,410	8,017
Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt	(29)	12/31/2018		10.08%	SF+	5.50%		9/21/2024	11,326	11,280	10,930

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		9.73%	L+	5.00%		5/9/2026	14,475	14,349	13,968

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (31)	1/25/2013	2.27%							1,746	3,197

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (29)	5/2/2019		11.21%	SF+	7.25%		9/25/2023	8,106	8,087	8,047
			Secured Debt	(9) (29)	5/2/2019		11.67%	SF+	7.25%		9/25/2023	9,197	9,160	9,130
			Secured Debt	(9) (29)	5/12/2022		11.67%	SF+	7.25%		9/25/2023	10,827	10,733	10,749
													27,980	27,926
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.74%	L+	9.00%		8/16/2026	4,444	4,370	4,350

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		10.13%	L+	5.75%		12/22/2024	19,662	19,033	16,221

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (45)	3/15/2021		11.79%	L+	7.25%		3/15/2026	3,103	3,063	3,083
			Secured Debt	(9)	3/15/2021		11.09%	L+	7.25%		3/15/2026	15,324	15,122	15,224
													18,185	18,307
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (29)	1/28/2021		10.42%	SF+	6.00%		1/29/2027	8,338	8,267	8,338
			Secured Debt	(9) (29)	1/28/2021		10.42%	SF+	6.00%		1/29/2027	7,876	7,784	7,876
													16,051	16,214
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (29)	4/4/2022			SF+	6.25%		4/3/2028	—	(63)	(63)
			Secured Debt	(9) (29)	4/4/2022		9.86%	SF+	6.25%		4/3/2028	26,075	25,619	25,181
													25,556	25,118
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		10.66%	L+	6.25%		10/24/2024	18,769	18,562	18,338

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9) (25)	5/24/2022			L+	7.00%		5/24/2027	—	(64)	(64)
			Secured Debt	(9)	5/24/2022		11.73%	L+	7.00%		5/24/2027	10,107	9,923	10,714
			Secured Debt	(9)	5/24/2022		11.73%	L+	7.00%		5/24/2027	17,038	16,746	17,038
			Common Stock		8/30/2022	44,445,814							889	889
													27,494	28,577
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9)	4/28/2017		9.67%	L+	5.50%		4/26/2024	3,849	3,834	1,251

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			L+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (25)	12/18/2019			L+	6.25%		12/18/2024	—	(38)	(38)
			Secured Debt	(9)	12/18/2019		9.99%	L+	6.25%		12/18/2024	21,666	21,418	21,666
													21,379	21,628
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	7/12/2016		9.50%	L+	6.25%	1.00%	6/7/2024	4,358	4,358	4,228

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (29) (46)	5/7/2021		10.85%	SF+	8.00%		5/7/2026	3,941	3,797	3,720
			Secured Debt	(9) (29)	5/7/2021		12.56%	SF+	8.00%		5/7/2026	39,851	39,094	37,616
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	6,509	6,194	6,194
													49,085	47,530
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,489	4,489	103

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		10.64%	L+	6.25%		11/19/2028	13,930	13,813	13,094

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (29)	1/19/2022		10.26%	SF+	5.75%		1/19/2027	541	437	530
			Secured Debt	(9) (29) (47)	1/19/2022		9.96%	SF+	5.75%		1/19/2027	2,701	2,609	2,649
			Secured Debt	(9) (29)	1/19/2022		9.81%	SF+	5.75%		1/19/2027	18,293	17,852	17,939
													20,898	21,118
Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9) (25)	7/6/2020			L+	6.25%		7/6/2026	—	(18)	(18)
			Secured Debt	(9)	7/6/2020		10.64%	L+	6.25%		7/6/2026	29,475	29,040	29,419
													29,022	29,401
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9) (25) (29)	8/19/2022			SF+	7.25%		8/19/2027	—	(174)	(174)
			Secured Debt	(9) (29)	8/19/2022		11.80%	SF+	7.25%		8/19/2027	28,265	27,749	27,911
													27,575	27,737
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25) (29)	4/8/2021			SF+	6.75%		4/8/2026	—	(11)	(11)
			Secured Debt	(9) (29)	4/8/2021		10.56%	SF+	6.75%		4/8/2026	13,369	13,241	12,094
													13,230	12,083
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		8.84%	L+	5.50%		12/20/2024	19,966	19,745	15,116

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	19
			Warrants	(26)	11/12/2015	327,532					10/20/2025		425	—
													471	19
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (29)	8/27/2021		10.97%	SF+	6.50%		8/27/2026	311	300	311
			Secured Debt	(9) (29)	8/27/2021		10.32%	SF+	6.50%		8/27/2026	2,333	2,291	2,333
			Secured Debt	(9) (29)	8/27/2021		10.32%	SF+	6.50%		8/27/2026	3,173	3,125	3,173
													5,716	5,817
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9) (29) (48)	9/1/2020		12.02%	SF+	7.75%		9/1/2025	1,361	1,343	1,258

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (29)	9/1/2020		11.49%	SF+	7.75%		9/1/2025	16,623	16,506	15,367
													17,849	16,625
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (29)	7/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	5,625	5,590	5,037
			Secured Debt	(9) (29)	7/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	8,340	8,223	7,478
													13,813	12,515
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9) (29)	5/14/2021		10.34%	SF+	5.50%		4/26/2028	11,286	11,199	10,938

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	417	408	393
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	1,553	1,527	1,433
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	7,750	7,626	7,151
			Common Equity		10/29/2021	95,238							200	146
													9,761	9,123
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			L+	5.75%		12/13/2026	—	(71)	(71)
			Secured Debt	(9)	12/10/2021		9.69%	L+	5.75%		12/13/2026	41,255	40,603	41,255
			Common Equity		12/10/2021	863,636							864	1,316
													41,396	42,500
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25) (29)	7/1/2022			SF+	7.50%		7/1/2027	—	(57)	(57)
			Secured Debt	(9) (29)	7/1/2022		11.06%	SF+	7.50%		7/1/2027	15,928	15,641	15,928
			Common Stock		7/1/2022	638,710							639	639
													16,223	16,510
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		11.83%	L+	7.00%		9/12/2024	13,740	13,698	12,481

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9) (29)	10/22/2021		10.05%	SF+	5.50%		10/1/2028	7,623	7,559	7,166

Tacala Investment Corp.	(33)	Quick Service Restaurant Group
			Secured Debt	(9) (32)	3/19/2021		7.88%	L+	3.50%		2/5/2027	1,974	1,974	1,904

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		9.93%	L+	5.00%		12/18/2027	14,964	14,690	14,290

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,630

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(30)	7/7/2021	1,000,000							1,000	1,830

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (29)	5/17/2017		11.57%	SF+	1.25%	7.25%	5/2/2026	18,352	18,284	6,859

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		9.82%	L+	5.75%		9/8/2026	33,577	33,031	33,577

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			L+	5.25%		11/3/2025	—	(630)	(630)
			Secured Debt	(9)	11/9/2020		10.41%	L+	6.00%		11/3/2027	17,685	17,381	15,479
													16,751	14,849
Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		10.38%	L+	6.00%		10/1/2026	15,448	15,313	12,049

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,250

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,930

Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (29)	8/17/2021		10.64%	SF+	5.75%		8/12/2028	14,625	14,268	8,409

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			L+	7.00%		7/19/2026	—	(6)	(6)
			Secured Debt	(9)	7/19/2021		10.74%	L+	7.00%		7/19/2026	4,235	4,173	4,146
			Common Stock		7/19/2021	400,000							400	420
													4,567	4,560
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	371	334	370
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	391	361	391
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	28,957	28,591	28,947
													29,286	29,708
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25) (29)	3/1/2022			SF+	6.00%		3/1/2028	—	(20)	(20)
			Secured Debt	(9) (29)	3/1/2022		8.59%	SF+	6.00%		3/1/2028	10,794	10,608	10,685
			Common Stock		3/1/2022	1,541,400							1,541	1,950
													12,129	12,615
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25)	11/19/2021			L+	7.00%		11/19/2026	—	(34)	—
			Secured Debt	(9) (25)	11/19/2021			L+	7.00%		11/19/2026	—	(17)	(17)
			Secured Debt	(9)	11/19/2021		10.74%	L+	7.00%		11/19/2026	10,000	9,848	9,992
													9,797	9,975
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(25)	12/17/2021			L+	5.25%		12/17/2026	—	(218)	(218)
			Secured Debt		12/17/2021		10.84%	L+	5.25%		12/17/2027	24,300	23,864	24,135
			Secured Debt		12/17/2021		8.63%	L+	5.25%		12/17/2027	38,311	37,691	38,051
													61,337	61,968
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		9.51%	L+	5.50%		8/9/2024	12,659	12,619	12,127

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (29)	2/11/2022		11.67%	SF+	7.25%		3/1/2024	17,512	17,279	17,512
			Secured Debt	(9) (29) (33)	2/11/2022		11.67%	SF+	7.25%		3/1/2024	4,389	4,360	4,379

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										21,639	21,891
Subtotal Non-Control/Non-Affiliate Investments (84.4% of net assets at fair value)										$1,867,414	$1,780,646
Total Portfolio Investments, December 31, 2022 (194.5% of net assets at fair value)										$3,773,752	$4,102,177
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Corporate Facility or SPV Facility (each as defined in Note B.5. — Deferred Financing Costs, and together the “Credit Facilities”) or in support of the SBA-guaranteed debentures issued by the Funds.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C — Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 66% of these floating rate loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.04%.
(10)Private Loan portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)External Investment Manager. Investment is not encumbered as security for the Company’s Credit Facilities or in support of the SBA-guaranteed debentures issued by the Funds.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2022.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)In connection with the Company’s debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company’s investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $16.9 million Canadian Dollars and receive $13.1 million U.S. Dollars with a settlement date of September 14, 2023. The unrealized appreciation on the forward foreign currency contract was $0.6 million as of December 31, 2022.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+6.00% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of December 31, 2022. The position may earn a nominal unused facility fee on committed amounts.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). Due to an amendment and subsequent funding during the quarter, the term loan facility has different floating rate reset dates. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(29)A majority of the variable rate loans in the Company’s Investment Portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.35%.
(30)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(31)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)Short-term portfolio investments. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of short-term portfolio investments.
(33)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(34)The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
(35)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+6.50% PIK or Prime+5.50% PIK. Revolving facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(36)Index based floating interest rate is subject to contractual maximum base rate of 2.50%.
(37)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(38)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(39)Portfolio company is in a bankruptcy process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. As noted in footnote (14), our debt investment in this portfolio company is on non-accrual status.
(40)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+8.00% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(41)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(42)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(43)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(44)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(45)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+7.25% (Floor 0.75%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(46)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(47)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(48)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+7.75% (Floor 1.25%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/3/2018		7.00%	L +	6.00%		7/19/2025	20,627	20,559	20,527

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00%	L +	6.50%		8/28/2025	17,510	17,354	17,510

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.50%	L +	5.75%		3/25/2027	7,406	7,205	7,258

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75%	L +	5.75%		6/14/2025	5,158	5,135	3,865

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.00%	L +	7.00%		11/4/2024	2,100	2,100	2,100
			Preferred Equity		11/8/2021	2,826,667							314	314
													2,414	2,414
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00%	L +	6.00%		8/21/2024	4,034	3,989	3,658
			Secured Debt		11/15/2021		15.00%			15.00%	11/8/2022	1,000	1,004	1,004
			Common Stock		8/21/2019	472,579							4,429	—
													9,422	4,662
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00%	L +	6.00%		12/22/2026	37,895	36,972	36,972
			Common Equity		12/22/2021	1,684,211							1,684	1,684
													38,656	38,656
Klein Hersh, LLC	(10)	Executive and C-Suite Placement for the Life Sciences and Healthcare Industries
			Secured Debt	(9)	11/13/2020		7.75%	L +	7.00%		11/13/2025	43,321	42,342	43,278

KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25%	L +	7.25%		10/4/2026	7,581	7,415	7,415

Kore Wireless Group Inc.	(11) (13)	Mission Critical Software Platform
			Secured Debt		12/31/2018		5.72%	L +	5.50%		12/20/2024	11,415	11,345	11,400

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Corporate Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C — Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 67% of these floating rate loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of 1.06%.
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)External Investment Manager. Investment is not encumbered as security for the Company’s Corporate Facility or in support of the SBA-guaranteed debentures issued by the Funds.
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for further discussion.
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
(22)In connection with the Company’s debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company’s investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $21.4 million

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
Canadian Dollars and receive $16.9 million U.S. Dollars with a settlement date of September 14, 2022. The unrealized depreciation on the forward foreign currency contract was not significant as of December 31, 2021.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR+7.25% (Floor 1.25%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(33)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR+7.96% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(34)Short-term portfolio investments. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of short-term portfolio investments.
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

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of MSCC to provide investment management and other services to parties other than MSCC and its subsidiaries (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements.
MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
MSCC has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSCC also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (the “Structured Subsidiaries”).
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020 and financial position as of December 31, 2022 and 2021, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
Principles of Consolidation
Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC’s consolidated financial statements include the financial position and operating results for the Funds, the Taxable Subsidiaries and the Structured Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss)”, in both cases on the Consolidated Statements of Operations.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies and that can be more liquid than the debt securities issued by LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that either (i) primarily have been originated directly by Main Street or (ii) to a lesser extent or secondarily, through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company to support the acquisition of the company by

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.
For LMM portfolio investments, Main Street generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) valuation method for its LMM debt investments. For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For Middle Market and short-term portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, Main Street primarily uses quoted prices in the valuation process. Main Street determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, Main Street generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for Main Street’s portfolio investments estimate the value of the investment as if Main Street were to sell, or exit, the investment as of the measurement date.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at Main Street’s determination of fair value on its investments in a total of 66 LMM portfolio companies for the year ended December 31, 2022, representing 94% of the total LMM portfolio at fair value as of December 31, 2022, and on a total of 54 LMM portfolio companies for the year ended December 31, 2021, representing 81% of the total LMM portfolio at fair value as of December 31, 2021. Excluding its investments in LMM portfolio companies that, as of December 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for both of the years ended December 31, 2022 and 2021 was 99% of the total LMM portfolio at fair value.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 59 Private Loan portfolio companies for the year ended December 31, 2022, representing 76% of the total Private Loan portfolio at fair value as of December 31, 2022, and on a total of 39 Private Loan portfolio companies for the year ended December 31, 2021, representing 60% of the total Private Loan portfolio at fair value as of December 31, 2021. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the years ended December 31, 2022 and 2021 was 97% and 93% of the total Private Loan portfolio at fair value as of December 31, 2022 and 2021, respectively.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (89% and 93%
as of December 31, 2022 and 2021, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.8% and 4.7% of Main Street’s Investment Portfolio at fair value as of December 31, 2022 and 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser as of December 31, 2022.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of December 31, 2022 and 2021 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to valuation policies and procedures approved and overseen by Main Street’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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
At December 31, 2022, cash balances totaling $46.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2022, Main Street’s total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost. As of December 31, 2021, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised 0.7% of its fair value and 3.3% of its cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2022, 2021 and 2020 (i) 1.4%, 2.6% and 2.8%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5%, 0.6% and 0.8%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$284,746	$193,667	$173,676
Dividend income	76,375	81,153	36,373
Fee income	15,739	14,227	12,565
Total interest, fee and dividend income	$376,860	$289,047	$222,614
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs related to Main Street’s multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility”

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
and, together with the Corporate Facility, the “Credit Facilities”) and its unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E — Debt. Deferred financing costs in connection with the Credit Facilities are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the principal amount outstanding.
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
To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2022, 2021 and 2020, 1.8%, 2.0% and 2.7%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
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
Main Street has also adopted Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. Accordingly, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
9.Income Taxes
MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
13.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company does not expect ASU 2020-04 to have a material impact to the consolidated financial statements and the notes thereto.
In December 2021, the SEC published Staff Accounting Bulletin No. 120 (“SAB 120”) to provide accounting and disclosure guidance for stock compensation awards made to executives and conforming amendments to the Staff Accounting Bulletin Series to align with the current authoritative accounting guidance in ASC 718, Compensation — Stock Compensation. In part, SAB 120 requires that an entity disclose how it determines the current price of underlying shares for grant-date fair value, the policy for when an adjustment to the share price is required, how it determines the amount of an adjustment to the share price and any significant assumptions used in determining an adjustment to the share price. SAB 120 is effective for all stock compensation awards issued after December 1, 2021. Main Street is in compliance with the guidance pursuant to SAB 120 for any share-based compensation disclosures. See Note J — Share-Based Compensation for further discussion of Main Street’s policies and procedures regarding share-based compensation. The impact of SAB 120 was not material to the consolidated financial statements and the notes thereto.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update provide that a contractual restriction on the sale of

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is effective for years beginning after December 15, 2023, though early adoption is permitted. The Company has elected to early adopt ASU 2022-03 as of December 31, 2022 and it did not have a material impact on the consolidated financial statements and the notes thereto.

In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients provided by ASU 2020-04 during the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through the year end December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by Main Street as of the specified effective date. Main Street believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS — PORTFOLIO COMPOSITION
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2022 and 2021, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of both December 31, 2022 and 2021, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of both December 31, 2022 and 2021.
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Private Loan and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2022 and 2021:

Type of Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,172,077	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.4%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.3x (2)	6.7x	6.0x
Debt investments	$2,663,958	Discounted cash flow	Risk adjusted discount factor	5.7% - 15.7% (2)	10.0%	10.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$264,238	Market approach	Third-party quote	5.6 - 98.5	87.0	91.4
Total Level 3 investments	$4,100,273

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
______________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 3.8% - 43.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,050,269	Discounted cash flow	WACC	9.1% - 20.6%	13.8%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.8x - 7.7x (2)	6.6x	5.9x
Debt investments	$2,158,424	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.8%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.6%	100.0%
Debt investments	$351,144	Market approach	Third-party quote	3.0 - 100.5	94.4	99.0
Total Level 3 investments	$3,559,837
______________________
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
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2022 and 2021 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2022
Debt	$2,509,568	$—	$(590,740)	$1,085,808	$19,674	$(89,178)	$(6,936)	$2,928,196
Equity	1,043,709	—	(55,197)	74,274	(12,234)	109,154	6,936	1,166,643
Equity Warrant	6,560	—	(655)	1,036	(1,834)	327	—	5,434
	$3,559,837	$—	$(646,592)	$1,161,118	$5,606	$20,303	$—	$4,100,273
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Type of Investment	Fair Value as of December 31, 2020	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2021
Debt	$1,807,134	$—	$(909,464)	$1,608,143	$18,397	$(10,844)	$(3,798)	$2,509,568
Equity	866,734	—	(78,824)	106,193	(27,260)	170,786	6,080	1,043,709
Equity Warrant	10,998	—	(1,071)	—	(2,159)	1,074	(2,282)	6,560
	$2,684,866	$—	$(989,359)	$1,714,336	$(11,022)	$161,016	$—	$3,559,837
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
At December 31, 2022 and 2021, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,060,459	$—	$—	$2,060,459
Private Loan portfolio investments	1,471,466	—	—	1,471,466
Middle Market portfolio investments	329,119	—	—	329,119
Other Portfolio investments	116,299	—	—	116,299
External Investment Manager	122,930	—	—	122,930
Short-term portfolio investments	1,904	—	1,904	—
Total investments	$4,102,177	$—	$1,904	$4,100,273

		Fair Value Measurements
		(in thousands)
At December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$1,716,415	$—	$—	$1,716,415
Private Loan portfolio investments	1,141,772	—	—	1,141,772
Middle Market portfolio investments	395,167	—	—	395,167
Other Portfolio investments	166,083	—	—	166,083
External Investment Manager	140,400	—	—	140,400
Short-term portfolio investments	1,994	—	1,994	—
Total investments	$3,561,831	$—	$1,994	$3,559,837
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Main Street’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $10 million to $75 million. Main Street’s Private Loan investments generally consist of loans that either (i) primarily have been originated directly by Main Street or (ii) to a lesser extent, through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company to support the acquisition of the company by a private equity sponsor. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the years ended December 31, 2022, 2021 and 2020 are net of expenses allocated to the External Investment Manager of $13.0 million, $10.3 million and $7.4 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2022, 2021 and 2020, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below):

	As of December 31, 2022
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	78	85	31
Fair value	$2,060.5	$1,471.5	$329.1
Cost	$1,719.9	$1,500.3	$401.7
Debt investments as a % of portfolio (at cost)	73.7%	97.1%	93.8%
Equity investments as a % of portfolio (at cost)	26.3%	2.9%	6.2%
% of debt investments at cost secured by first priority lien	99.1%	99.6%	98.8%
Weighted-average annual effective yield (b)	12.3%	11.6%	11.0%
Average EBITDA (c)	$8.0	$38.1	$68.7
______________________
(a)At December 31, 2022, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2022 including debt investments on non-accrual status was 11.6% for its LMM portfolio, 11.2% for its Private Loan portfolio and 10.3% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
______________________
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
For the years ended December 31, 2022 and 2021, Main Street achieved a total return on investments of 11.1% and 16.6%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of December 31, 2022, Main Street had Other Portfolio investments in 14 companies, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, Main Street had Other Portfolio investments in 13 companies, collectively totaling $166.1 million in fair value and $173.7 million in cost basis and which comprised 4.7% and 5.3% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, this investment had a fair value of $140.4 million and a cost basis of $29.5 million, which comprised 3.9% and 0.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	December 31, 2022	December 31, 2021
First lien debt	85.0%	82.5%
Equity	14.2	16.2
Second lien debt	0.3	0.6
Equity warrants	0.2	0.3
Other	0.3	0.4
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2022	December 31, 2021
First lien debt	75.2%	74.3%
Equity	24.1	24.6
Second lien debt	0.3	0.5
Equity warrants	0.1	0.2
Other	0.3	0.4
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2022	December 31, 2021
West	28.5%	28.3%
Southwest	20.1	21.6
Northeast	19.0	22.6
Midwest	16.3	15.1
Southeast	14.0	11.6
Canada	0.6	0.8
Other Non-United States	1.5	—
	100.0%	100.0%

Fair Value:	December 31, 2022	December 31, 2021
West	28.7%	28.5%
Southwest	21.4	23.0
Northeast	18.8	21.9
Midwest	16.6	15.8
Southeast	12.4	10.0
Canada	0.6	0.8
Other Non-United States	1.5	—
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	December 31, 2022	December 31, 2021
Internet Software & Services	8.0%	7.2%
Machinery	7.4	7.3
Commercial Services & Supplies	6.7	5.9
Construction & Engineering	5.8	7.8
Distributors	5.1	4.7
Health Care Providers & Services	4.7	3.9
Diversified Consumer Services	4.5	3.4
Leisure Equipment & Products	4.5	4.1
Professional Services	4.2	4.6
Energy Equipment & Services	3.7	4.0
IT Services	3.3	3.5
Specialty Retail	3.2	3.5
Tobacco	3.1	2.1
Containers & Packaging	2.6	2.3
Media	2.4	1.8
Aerospace & Defense	2.3	1.9
Computers & Peripherals	2.2	1.3
Building Products	1.9	2.3
Textiles, Apparel & Luxury Goods	1.9	2.2
Diversified Telecommunication Services	1.9	2.6
Software	1.9	1.8
Communications Equipment	1.8	2.3
Auto Components	1.7	0.9
Food Products	1.6	2.0
Electronic Equipment, Instruments & Components	1.6	1.4
Diversified Financial Services	1.5	2.1
Internet & Catalog Retail	1.3	1.6
Health Care Equipment & Supplies	1.3	0.3
Food & Staples Retailing	1.2	0.8
Chemicals	1.1	1.7
Hotels, Restaurants & Leisure	1.1	1.4
Electrical Equipment	1.0	0.7
Household Durables	0.8	1.0
Life Sciences Tools & Services	0.5	1.4
Oil, Gas & Consumable Fuels	0.4	1.8
Other (1)	1.8	2.4
	100.0%	100.0%
______________________

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

Fair Value:	December 31, 2022	December 31, 2021
Machinery	8.4%	8.5%
Diversified Consumer Services	6.8	5.9
Internet Software & Services	6.8	6.4
Commercial Services & Supplies	6.1	5.5
Construction & Engineering	5.7	7.7
Distributors	5.5	4.7
Health Care Providers & Services	4.3	3.6
Leisure Equipment & Products	4.0	4.0
Professional Services	3.8	3.9
Specialty Retail	3.5	4.1
Tobacco	3.4	2.2
IT Services	3.1	3.3
Media	3.0	2.2
Computers & Peripherals	3.0	2.2
Containers & Packaging	2.8	2.5
Energy Equipment & Services	2.7	2.8
Aerospace & Defense	2.2	1.7
Software	2.1	2.0
Building Products	1.9	2.2
Textiles, Apparel & Luxury Goods	1.8	2.1
Diversified Telecommunication Services	1.8	2.5
Food Products	1.8	1.9
Diversified Financial Services	1.7	2.3
Auto Components	1.6	0.8
Internet & Catalog Retail	1.3	1.5
Food & Staples Retailing	1.1	0.8
Chemicals	1.1	1.6
Health Care Equipment & Supplies	1.0	0.1
Construction Materials	1.0	1.1
Electrical Equipment	1.0	0.8
Communications Equipment	0.9	1.5
Hotels, Restaurants & Leisure	0.7	1.0
Life Sciences Tools & Services	0.4	1.3
Oil, Gas & Consumable Fuels	0.3	1.4
Other (1)	3.4	3.9
	100.0%	100.0%
______________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
At December 31, 2022 and 2021, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control Investments (as defined in Note A — Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which Main Street does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control Investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of December 31, 2022, 2021 and 2020, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — EXTERNAL INVESTMENT MANAGER
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization and Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of MSCC since the External Investment Manager conducts all of its investment management activities for External Parties.
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
As described more fully in Note L — Related Party Transactions, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP, a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments (the “Private Loan Fund”). The External Investment Manager entered into an Investment Management Agreement in December 2020 with the Private Loan Fund, pursuant to which the External Investment Manager provides investment advisory and management services to the Private Loan Fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s Consolidated Statements of Operations in “Net Unrealized Appreciation (Depreciation)—Control investments.”
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2022, 2021 and 2020, the total contribution to Main Street’s net investment income was $22.3 million, $16.5 million and $9.9 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 is as follows:

	As of December 31, 2022	As of December 31, 2021
	(dollars in thousands)
Cash	$—	$—
Accounts receivable - advisory clients	8,130	5,595
Intangible Asset	29,500	29,500
Total assets	$37,630	$35,095

Accounts payable to MSCC and its subsidiaries	$4,455	$3,288
Dividend payable to MSCC and its subsidiaries	3,675	2,307
Equity	29,500	29,500
Total liabilities and equity	$37,630	$35,095

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Management fee income	$21,776	$17,665	$10,665
Incentive fees	2,516	622	—
Administrative services fees	605	—	—
Total revenues	24,897	18,287	10,665
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(10,129)	(8,417)	(4,984)
Other G&A expenses	(2,835)	(1,860)	(2,445)
Total allocated expenses	(12,964)	(10,277)	(7,429)
Pre-tax income	11,933	8,010	3,236
Tax expense	(2,636)	(1,795)	(745)
Net income	$9,297	$6,215	$2,491
NOTE E — DEBT
Summary of debt as of December 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SBIC Debentures	$350,000	$(6,086)	$343,914	$290,204
Corporate Facility	407,000	—	407,000	407,000
SPV Facility	200,000	—	200,000	200,000
May 2024 Notes	450,000	727	450,727	444,749
July 2026 Notes	500,000	(1,864)	498,136	434,250
December 2025 Notes	100,000	(675)	99,325	106,607
Total Debt	$2,007,000	$(7,898)	$1,999,102	$1,882,810
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, December 2025 Notes and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SBIC Debentures	$350,000	$(7,269)	$342,731	$328,206
Corporate Facility	320,000	—	320,000	320,000
December 2022 Notes	185,000	(556)	184,444	190,043
May 2024 Notes	450,000	1,272	451,272	480,767
July 2026 Notes	500,000	(2,391)	497,609	502,285
Total Debt	$1,805,000	$(8,944)	$1,796,056	$1,821,301
___________________________
(1)The unamortized debt issuance costs for the Corporate Facility are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, December 2022 Notes and SBIC Debentures are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
SBIC Debentures	$11,337	$10,857	$11,867
Corporate Facility	18,820	5,204	9,232
SPV Facility	1,375	—	—
May 2024 Notes	22,855	22,855	19,556
July 2026 Notes	15,526	10,988	—
December 2022 Notes	8,188	8,932	8,932
December 2025 Notes	174	—	—
Total Interest Expense	$78,276	$58,836	$49,587
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million at both December 31, 2022 and 2021. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% as of both years ended December 31, 2022 and 2021. The first principal maturity due under the existing SBIC debentures is in March 2023, and the weighted-average remaining duration as of December 31, 2022 was 5.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2022, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $172.0 million that was net of unamortized debt issuance costs of $3.0 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $171.9 million that was net of unamortized debt issuance costs of $3.1 million.
The maturity dates and fixed interest rates for Main Street’s SBIC Debentures as of December 31, 2022 and 2021 are summarized in the following table:

Maturity Date	Fixed Interest Rate	December 31, 2022	December 31, 2021
3/1/2023	3.16%	$16,000,000	$16,000,000
3/1/2024	3.95%	39,000,000	39,000,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	43,000,000
9/1/2028	3.55%	32,000,000	32,000,000
3/1/2030	2.35%	15,000,000	15,000,000
9/1/2030	1.13%	10,000,000	10,000,000
9/1/2030	1.31%	10,000,000	10,000,000
3/1/2031	1.94%	25,200,000	25,200,000
9/1/2031	1.58%	60,000,000	60,000,000
Ending Balance		$350,000,000	$350,000,000
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of December 31, 2022, the Corporate Facility included total commitments of $920.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of December 31, 2022, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2022, the interest rate on the Corporate Facility was 6.1%. The average interest rate for borrowings under the Corporate Facility was 3.6% and 2.0% for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, Main Street was in compliance with all financial covenants of the Corporate Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

SPV Facility
In November 2022 and December 2022, MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into (i) the SPV Facility with MSCC as collateral manager and (ii) a lender joinder agreement (the “Joinder Agreement”) to the SPV Facility that increased the total number of lenders from three to four lenders and increased the total commitments under the SPV Facility from $240.0 million to $255.0 million. As of December 31, 2022, the SPV Facility included total commitments of $255.0 million and an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2022, the interest rate on the SPV Facility was 6.7%. The average interest rate for borrowings under the SPV Facility was 6.7% for the year ended December 31, 2022. As of December 31, 2022, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
A balance sheet and statement of operations of MSCC Funding as of December 31, 2022 and for the period from November 22, 2022 (date of inception of MSCC Funding and the SPV Facility) through December 31, 2022 are as follows:

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Balance Sheet
(dollars in thousands)

December 31, 2022

ASSETS
Investments at fair value:
Non-Control Investments (cost: $314,752 as of December 31, 2022)	$316,507
Cash and cash equivalents	10,838
Interest and dividend receivable and other assets	2,828
Accounts receivable from MSCC and its subsidiaries	556
Receivable for securities sold	369
Deferred financing costs (net of accumulated amortization of $141 as of December 31, 2022)	2,630
Total assets	$333,728
LIABILITIES
SPV Facility	$200,000
Accounts payable and other liabilities	112
Interest payable	1,272
Total liabilities	201,384
Commitments and contingencies (Note K)
NET ASSETS
Contributed capital	126,010
Total undistributed earnings	6,334
Total net assets	132,344
Total liabilities and net assets	$333,728

Statement of Operations
(dollars in thousands)

Period from November 22, 2022 to December 31, 2022

INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$3,454
EXPENSES:
Interest	(1,414)
Management fee	(89)
General and administrative	(25)
Total expenses	(1,528)
NET INVESTMENT INCOME (LOSS)	1,926
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	4,408
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,334

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
December 2022 Notes
In November 2017, Main Street issued $185.0 million in aggregate principal amount of 4.50% unsecured notes due December 1, 2022 (the “December 2022 Notes”) at an issue price of 99.16%. The December 2022 Notes bore interest at a rate of 4.50% per year payable semiannually on June 1 and December 1 of each year. In December 2022, Main Street repaid the entire principal amount of the issued and outstanding December 2022 Notes at par value plus the accrued and unpaid interest.
May 2024 Notes
In April 2019, Main Street issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”) at an issue price of 99.125%. Subsequently, in December 2019, Main Street issued an additional $75.0 million aggregate principal amount of the May 2024 Notes at an issue price of 105.0% and, in July 2020, Main Street issued an additional $125.0 million aggregate principal amount at an issue price of 102.7%. The May 2024 Notes issued in December 2019 and July 2020 have identical terms as, and are a part of a single series with, the May 2024 Notes issued in April 2019. The May 2024 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The May 2024 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The May 2024 Notes bear interest at a rate of 5.20% per year payable semiannually on May 1 and November 1 of each year.
As of December 31, 2022, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
July 2026 Notes
In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”) at an issue price of 99.004%. Subsequently, in October 2021, Main Street issued an additional $200.0 million aggregate principal amount of the July 2026 Notes at an issue price of 101.741%. The July 2026 Notes issued in October 2021 have identical terms as, and are a part of a single series with, the July 2026 Notes issued in January 2021. The July 2026 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The July 2026 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The July 2026 Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year.
As of December 31, 2022, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
December 2025 Notes
In December 2022, Main Street issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”) at par. The December 2025 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The December 2025 Notes may be redeemed in whole or in part at any time at Main Street’s option at par plus accrued interest to the prepayment date, subject to certain make-whole provisions. The December 2025 Notes bear interest at a rate of 7.84% per year payable semiannually on June 23 and December 23 of each year. In addition, the Company is obligated to offer to repay the December 2025 Notes at par plus accrued and unpaid interest if certain change in control events occur. The December 2025 Notes will bear interest at an increased rate from the date that (i) the December 2025 Notes receive a below investment grade rating by a rating agency if there is one or two rating agencies providing ratings of the December 2025 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), or (ii) the ratio of the Company’s consolidated secured indebtedness (other than indebtedness of the Funds or any Structured Subsidiaries) to the value of its consolidated total assets is greater than 0.35 to 1.00 (a “Secured Debt Ratio Event”), to and until the date on which the Below Investment Grade Event and the Secured Debt Ratio Event are no longer continuing. The governing agreement for the December 2025 Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, as well as customary events of default with customary cure and notice periods.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the December 2025 Notes.
Contractual Payment Obligations
A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2022 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
SBIC debentures	$16,000	$63,800	$—	$—	$75,000	$195,200	$350,000
Corporate Facility	—	—	—	—	407,000	—	407,000
SPV Facility	—	—	—	—	200,000	—	200,000
May 2024 Notes	—	450,000	—	—	—	—	450,000
July 2026 Notes	—	—	—	500,000	—	—	500,000
December 2025 Notes	—	—	100,000	—	—	—	100,000
Total	$16,000	$513,800	$100,000	$500,000	$682,000	$195,200	$2,007,000
Senior Securities
Information about Main Street’s senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
SBIC Debentures
2013	$200,200	2,476	—	N/A
2014	225,000	2,323	—	N/A
2015	225,000	2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
2021	350,000	1,985	—	N/A
2022	350,000	2,044	—	N/A
Corporate Facility
2013	$237,000	2,476	—	N/A
2014	218,000	2,323	—	N/A
2015	291,000	2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
2021	320,000	1,985	—	N/A
2022	407,000	2,044	—	N/A
SPV Facility
2022	$200,000	2,044	—	N/A
April 2023 Notes
2013	$90,882	2,476	—	$24.35
2014	90,823	2,323	—	24.78
2015	90,738	2,368	—	25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
December 2019 Notes
2014	$175,000	2,323	—	N/A
2015	175,000	2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
December 2022 Notes
2017	$185,000	2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
2020	185,000	2,244	—	N/A
2021	185,000	1,985	—	N/A
May 2024 Notes
2019	$325,000	2,363	—	N/A
2020	450,000	2,244	—	N/A
2021	450,000	1,985	—	N/A
2022	450,000	2,044	—	N/A
July 2026 Notes
2021	$500,000	1,985	—	N/A
2022	500,000	2,044	—	N/A
December 2025 Notes
2022	$100,000	2,044	—	N/A
___________________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(2)Asset coverage per unit is the ratio of the carrying value of Main Street’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Average market value per unit for the April 2023 Notes represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for all other senior securities included in the table is not applicable because these are not registered for public trading.
NOTE F — FINANCIAL HIGHLIGHTS

	Year Ended December 31,
Per Share Data:	2022	2021	2020	2019	2018
NAV at the beginning of the period	$25.29	$22.35	$23.91	$24.09	$23.53
Net investment income (1)	3.29	2.65	2.10	2.50	2.60
Net realized gain (loss) (1)(2)	(0.07)	0.66	(1.77)	(0.33)	(0.03)
Net unrealized appreciation (depreciation) (1)(2)	0.33	1.97	(0.09)	(0.09)	0.32
Income tax benefit (provision) (1)(2)	(0.31)	(0.48)	0.21	(0.02)	(0.09)
Net increase in net assets resulting from operations (1)	3.24	4.80	0.45	2.06	2.80
Dividends paid from net investment income	(2.95)	(2.58)	(2.46)	(2.91)	(2.69)
Distributions from capital gains	—	—	—	—	(0.16)
Dividends paid	(2.95)	(2.58)	(2.46)	(2.91)	(2.85)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	—	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	1.17	0.58	0.41	0.55	0.47
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.09	0.08	0.12	0.09
Other (3)	0.03	0.06	(0.04)	0.01	0.06
NAV at the end of the period	$26.86	$25.29	$22.35	$23.91	$24.09
Market value at the end of the period	$36.95	$44.86	$32.26	$43.11	$33.81
Shares outstanding at the end of the period	78,506,816	70,737,021	67,762,032	64,252,937	61,264,861

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
Per Share Data:	2017	2016	2015	2014	2013
NAV at the beginning of the period	$22.10	$21.24	$20.85	$19.89	$18.59
Net investment income (1)	2.39	2.23	2.18	2.20	2.06
Net realized gain (loss) (1)(2)	0.19	0.56	(0.43)	0.53	0.07
Net unrealized appreciation (depreciation) (1)(2)	0.86	(0.14)	0.20	(0.27)	0.52
Income tax benefit (provision) (1)(2)	(0.43)	0.02	0.18	(0.15)	—
Net increase in net assets resulting from operations (1)	3.01	2.67	2.13	2.31	2.65
Dividends paid from net investment income	(2.47)	(1.99)	(2.49)	(2.17)	(2.29)
Distributions from capital gains	(0.32)	(0.74)	(0.16)	(0.38)	(0.37)
Dividends paid	(2.79)	(2.73)	(2.65)	(2.55)	(2.66)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Accretive effect of stock offerings (issuing shares above NAV per share)	1.07	0.76	0.74	1.07	1.13
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.06	0.08	0.12	0.12	0.13
Other (3)	0.09	0.09	0.06	0.02	0.07
NAV at the end of the period	$23.53	$22.10	$21.24	$20.85	$19.89
Market value at the end of the period	$39.73	$36.77	$29.08	$29.24	$32.69
Shares outstanding at the end of the period	58,660,680	54,354,857	50,413,744	45,079,150	39,852,604
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income tax provision or benefit can fluctuate significantly from period to period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands)
NAV at end of period	$2,108,586	$1,788,846	$1,514,767	$1,536,390	$1,476,049
Average NAV	$1,923,134	$1,626,585	$1,436,291	$1,517,615	$1,441,163
Average outstanding debt	$1,882,462	$1,417,831	$1,152,108	$1,055,800	$947,694
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	8.05%	8.56%	4.95%	5.75%	5.75%
Ratio of operating expenses to average NAV (2)	6.84%	6.54%	5.89%	5.67%	5.32%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.77%	2.92%	2.44%	2.36%	2.30%
Ratio of net investment income to average NAV	12.76%	11.23%	9.60%	10.37%	10.87%
Portfolio turnover ratio	16.79%	29.81%	18.00%	18.86%	29.13%
Total investment return (3)	(11.18)%	48.24%	(19.11)%	36.86%	(8.25)%
Total return based on change in NAV (4)	13.51%	21.84%	1.91%	8.78%	12.19%

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
NAV at end of period	$1,380,368	$1,201,481	$1,070,894	$939,982	$792,533
Average NAV	$1,287,639	$1,118,567	$1,053,313	$885,568	$706,056
Average outstanding debt	$843,993	$801,048	$759,396	$575,524	$444,331
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	7.37%	5.48%	4.63%	5.82%	5.82%
Ratio of operating expenses to average NAV (2)	5.47%	5.59%	5.45%	5.11%	5.82%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.63%	2.58%	2.41%	2.44%	2.95%
Ratio of net investment income to average NAV	10.51%	10.35%	10.15%	10.79%	10.68%
Portfolio turnover ratio	38.18%	24.63%	25.37%	35.71%	36.10%
Total investment return (3)	16.02%	37.36%	8.49%	(3.09)%	16.68%
Total return based on change in NAV (4)	14.20%	12.97%	11.11%	12.71%	15.06%
___________________________
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
(2)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $13.0 million, $10.3 million, $7.4 million, $6.7 million, $6.8 million, $6.4 million, $5.1 million, $4.3 million and $2.0 million for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, respectively. There were no expenses allocated to the External Investment Manager for the year ended December 31, 2013.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(3)Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(4)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2022, Main Street paid regular monthly dividends of $0.215 per share for each month of January through September 2022 and regular monthly dividends of $0.22 per share for each month of October through December 2022. The 2022 regular monthly dividends, which total $192.3 million, or $2.595 per share, represent a 4.8% increase from the regular monthly dividends paid totaling $170.2 million, or $2.475 per share, for the year ended December 31, 2021.
During 2022, Main Street also paid supplemental dividends in March 2022, June 2022, September 2022 and December 2022 of $5.4 million, or $0.075 per share, $5.5 million, or $0.075 per share, $7.6 million, or $0.10 per share, and $7.8 million, or $0.10 per share, respectively, totaling $26.4 million, or $0.35 per share. During 2021, Main Street paid a supplemental dividend in December 2021 of $7.1 million, or $0.10 per share.
During the year ended December 31, 2022, the regular monthly dividends and supplemental dividends paid totaled $218.7 million, or $2.945 per share, representing a 23.4% increase from the year-ended December 31, 2021. During the year ended December 31, 2021, the regular monthly dividends and supplemental dividends paid totaled $177.3 million, or $2.575 per share.
For tax purposes, the 2022 dividends were comprised of (i) ordinary income totaling $2.629 per share and (ii) qualified dividend income totaling $0.317 per share. As of December 31, 2022, Main Street estimates that it has generated undistributed taxable income of $66.9 million, or $0.87 per share, that will be carried forward toward distributions to be paid in 2023.
MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSCC generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSCC distributes to its stockholders. MSCC must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.
The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
gains and return of capital. The tax character of distributions paid for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Ordinary income (1)	$195,238	$129,625	$135,128
Qualified dividends	22,991	47,202	12,398
Distributions on tax basis	$218,229	$176,827	$147,526
___________________________
(1)The years ended December 31, 2022, 2021 and 2020 include $2.3 million, $1.8 million and $1.5 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$241,606	$330,762	$29,383
Book-tax difference from share-based compensation expense	142	(3,213)	5,139
Net unrealized (appreciation) depreciation	(24,816)	(135,624)	5,622
Income tax provision (benefit)	23,325	32,863	(13,541)
Pre-tax book (income) loss not consolidated for tax purposes	(37,630)	(59,634)	37,420
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	17,043	39,819	93,025
Estimated taxable income (1)	219,670	204,973	157,048
Taxable income earned in prior year and carried forward for distribution in current year	50,834	24,359	29,107
Taxable income earned prior to period end and carried forward for distribution next period	(66,892)	(65,994)	(38,248)
Dividend payable as of period end and paid in the following period	17,676	15,159	13,889
Total distributions accrued or paid to common stockholders	$221,288	$178,497	$161,796
___________________________
(1)MSCC’s taxable income for each period is an estimate and will not be finally determined until MSCC files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
The Taxable Subsidiaries primarily hold certain equity investments for Main Street. The Taxable Subsidiaries permit Main Street to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSCC for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in Main Street’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSCC for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.
The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Current tax expense (benefit):
Federal	$516	$(235)	$497
State	1,845	3,377	(1,554)
Excise	2,838	2,590	1,647
Total current tax expense	5,199	5,732	590
Deferred tax expense (benefit):
Federal	13,176	23,205	(13,082)
State	4,950	3,926	(1,049)
Total deferred tax expense (benefit)	18,126	27,131	(14,131)

Total income tax provision (benefit)	$23,325	$32,863	$(13,541)
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
As of December 31, 2022, the cost of investments for U.S. federal income tax purposes was $3,754.5 million, with such investments having a gross unrealized appreciation of $701.0 million and gross unrealized depreciation of $353.3 million.
Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
valuation allowance related to its deferred tax assets at December 31, 2022 and 2021. The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,043	$34,102
Interest expense carryforwards	6,171	11,283
Other	3,401	2,809
Total deferred tax assets	44,615	48,194
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(64,219)	(49,658)
Net basis differences in portfolio investments	(28,245)	(28,259)
Total deferred tax liabilities	(92,464)	(77,917)
Total deferred tax liabilities, net	$(47,849)	$(29,723)
The net deferred tax liability at December 31, 2022 and 2021 was $47.8 million and $29.7 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At December 31, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of December 31, 2022, for U.S. federal income tax purposes at the RIC level, MSCC had net capital loss carryforwards totaling $56.1 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSCC maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the year ended December 31, 2022, Main Street sold 5,407,382 shares of its common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2022, sales transactions representing 43,217 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets, but are included in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of December 31, 2022, 10,462,684 shares remained available for sale under the ATM Program.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Summarized DRIP information for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
DRIP participation	$24,131	$16,283	$16,234
Shares issued for DRIP	625,196	404,384	517,796
NOTE J — SHARE-BASED COMPENSATION
Main Street accounts for its share-based compensation plans using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards (“RSAs”), Main Street measured the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2022.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted during:
Year ended December 31, 2022	(14,245)
Restricted stock available for issuance as of December 31, 2022	4,985,755
As of December 31, 2022, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted during:
Year ended December 31, 2022	(4,590)
Restricted stock available for issuance as of December 31, 2022	295,410
For the years ended December 31, 2022, 2021 and 2020, Main Street recognized total share-based compensation expense of $13.6 million, $10.9 million and $10.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSAs for the year ended December 31, 2022 is as follows:

	Year Ended December 31, 2022
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		( $ per share)
Non-vested, December 31, 2021	673,350		$33.05
Granted (1)	499,274		42.50
Vested (1)(2)	(321,211)		32.60
Forfeited	(34,012)		38.92
Non-vested, December 31, 2022	817,401		$38.78
Aggregate intrinsic value as of December 31, 2022 (in thousands)	$30,203	(3)
___________________________
(1)Restricted units generally vest over a three-year period from the grant date (as noted above).
(2)Vested shares included 116,177 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of December 31, 2022 and $36.95 per share, the closing price of our common stock on December 31, 2022.

The total fair value of RSAs that vested during the years ended December 31, 2022, 2021 and 2020, was $10.5 million, $10.9 million and $10.3 million, respectively.
As of December 31, 2022, there was $21.6 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.2 years as of December 31, 2022.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE K — COMMITMENTS AND CONTINGENCIES
At December 31, 2022, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
$3,300

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	$6,197
Freeport Financial SBIC Fund LP	3,841
$10,038

Harris Preston Fund Investments
HPEP 4, L.P.	$7,668
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 MH, L.P.	52
$9,875

MS Private Loan Fund I, LP	$750

UnionRock Energy Fund II, LP	$2,124

Total Equity Commitments (1)(2)	$26,087

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Dalton US Inc.	$18,985
Xenon Arc, Inc.	12,406
HEADLANDS OP-CO LLC	10,125
MS Private Loan Fund I, LP	10,000
PTL US Bidco, Inc	9,542
JTI Electrical & Mechanical, LLC	8,421
AMEREQUIP LLC.	7,704
SI East, LLC	7,500
NinjaTrader, LLC	7,472
Archer Systems, LLC	7,115
Veregy Consolidated, Inc.	5,875
Watterson Brands, LLC	5,028
Pearl Meyer Topco LLC	5,000
Paragon Healthcare, Inc.	4,867
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Winter Services LLC	4,444
Channel Partners Intermediateco, LLC	4,346
Direct Marketing Solutions, Inc.	4,250
Bettercloud, Inc.	4,189
AB Centers Acquisition Corporation	3,707
AVEX Aviation Holdings, LLC	3,684
Microbe Formulas, LLC	3,601
Classic H&G Holdco, LLC	3,440
Bluestem Brands, Inc.	3,365
MonitorUS Holding, LLC	3,322
VVS Holdco, LLC	3,200
SPAU Holdings, LLC	3,194
Adams Publishing Group, LLC	3,153
MetalForming AcquireCo, LLC	2,795
Batjer TopCo, LLC	2,700
GRT Rubber Technologies LLC	2,680
Infolinks Media Buyco, LLC	2,520
Nebraska Vet AcquireCo, LLC	2,500
Engineering Research & Consulting, LLC	2,490
CaseWorthy, Inc.	2,459
West Star Aviation Acquisition, LLC	2,411
Centre Technologies Holdings, LLC	2,400
Burning Glass Intermediate Holding Company, Inc.	2,323
GULF PACIFIC ACQUISITION, LLC	2,272
RTIC Subsidiary Holdings, LLC	2,063
MB2 Dental Solutions, LLC	2,023
PPL RVs, Inc.	2,000
The Affiliati Network, LLC	1,880
Elgin AcquireCo, LLC	1,877
Evergreen North America Acquisitions, LLC	1,854
IG Parent Corporation	1,802
ATS Operating, LLC	1,800
Career Team Holdings, LLC	1,800
Johnson Downie Opco, LLC	1,800
Chamberlin Holding LLC	1,600
Colonial Electric Company LLC	1,600
Trantech Radiator Topco, LLC	1,600
Cody Pools, Inc.	1,488
American Health Staffing Group, Inc.	1,333
RA Outdoors LLC	1,278
Project Eagle Holdings, LLC	1,250
Roof Opco, LLC	1,244
Gamber-Johnson Holdings, LLC	1,200
Eastern Wholesale Fence LLC	1,115
KMS, LLC	1,086
Mako Steel, LP	953
Hawk Ridge Systems, LLC	815
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises, LLC	750

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Market Force Information, LLC	725
Jensen Jewelers of Idaho, LLC	500
Invincible Boat Company, LLC.	457
NWN Corporation	438
Flame King Holdings, LLC	400
Gulf Publishing Holdings, LLC	400
Wall Street Prep, Inc.	400
Jackmont Hospitality, Inc.	400
Clad-Rex Steel, LLC	400
Acousti Engineering Company of Florida	53
Acumera, Inc.	15

Total Loan Commitments	$248,309

Total Commitments	$274,396
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2022.
As of December 31, 2022, Main Street had one operating lease for its office space that commenced May 15, 2017, was amended on April 25, 2022, expires March 31, 2034, and contains two five-year extension options for a final expiration date of March 31, 2044.
In accordance with ASC 842, Main Street has recorded this lease as a right-of-use asset and a lease liability and records lease expense on a straight-line basis.
Total operating lease cost incurred by Main Street for each of the years ended December 31, 2022, 2021 and 2020 was $0.7 million. As of December 31, 2022, the asset related to the operating lease was $8.7 million and is included in the interest receivable and other assets balance on the Consolidated Balance Sheets. The lease liability was $11.1 million and is included in the accounts payable and other liabilities balance, net of tenant improvement allowances, on the Consolidated Balance Sheets. As of December 31, 2022, the remaining lease term was 11.3 years and the discount rate was 2.0%.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following table shows future minimum payments under Main Street’s operating lease as of December 31, 2022 (in thousands):

For the Years Ended December 31,	Amount
2023	$389
2024	1,020
2025	1,115
2026	1,135
2027	1,155
Thereafter	7,673
Total lease payments	12,487
Less: lease payments representing interest	(1,434)
Present value of lease liabilities	$11,053
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At December 31, 2022, Main Street had a receivable of $8.1 million due from the External Investment Manager, which included (i) $4.5 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.7 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. Main Street’s purchase of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of December 31, 2022, Main Street owned 94,697 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of December 31, 2022, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2022, there were no borrowings outstanding under the PL Fund 2022 Note.
In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of December 31, 2022, $15.3 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.1 million is deferred into phantom Main Street stock units, representing 165,248 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.
NOTE M — SUBSEQUENT EVENTS
In January 2023, Main Street expanded its total commitments under the Corporate Facility from $920.0 million to $980.0 million. The recent increase in total commitments was executed under the accordion feature of the Corporate Facility which allows for an increase up to $1.4 billion in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

In February 2023, Main Street entered into a first supplement to the Master Note Purchase Agreement dated December 23, 2022, governing the issuance of $50.0 million in aggregate principal amount of 7.53% Series B unsecured notes (the “December 2025 Follow-On Notes”) to qualified institutional investors in a private placement. The December

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
2025 Follow-On Notes were issued on February 2, 2023 and will mature on December 23, 2025 unless redeemed, purchased or prepaid prior to such date by Main Street or its affiliates in accordance with their terms. Interest on the December 2025 Follow-On Notes will be due semiannually on June 23 and December 23. In addition, Main Street is obligated to offer to repay the December 2025 Follow-On Notes at par plus accrued and unpaid interest if certain change in control events occur. The December 2025 Follow-On Notes are general unsecured obligations of Main Street’s that rank pari passu with all of Main Street’s outstanding and future unsecured unsubordinated indebtedness.

In February 2023, Main Street declared a supplemental cash dividend of $0.175 per share payable in March 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared $0.225 per share for each of January, February and March 2023 or total regular monthly cash dividends of $0.675 per share first quarter of 2023.
In February 2023, Main Street also declared regular monthly dividends of $0.225 per share for each of April, May and June of 2023. These regular monthly dividends equal a total of $0.675 per share for the second quarter of 2023, representing a 4.7% increase from the regular monthly dividends paid in the second quarter of 2022. Including the regular monthly and supplemental dividends declared for the first and second quarters of 2023, Main Street will have paid $36.645 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	$—	$—	$6	$(4)	$1	$—	$(3)
	14.13%	L+	10.00%		Secured Debt	(8)	—	—	690	4,740	85	280	4,545
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,390)	—	4,894	—	1,390	3,504
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	14.12%	L+	10.00%		Secured Debt	(9)	—	—	862	8,037	23	2,096	5,964
					Preferred Member Units	(9)	—	(630)	828	7,710	—	630	7,080
Café Brazil, LLC					Member Units	(8)	—	(360)	178	2,570	—	360	2,210
California Splendor Holdings LLC	13.75%	L+	10.00%		Secured Debt	(9)	—	49	3,454	27,915	85	—	28,000
					Preferred Member Units	(9)	—	12,220	250	13,275	12,220	—	25,495
	15.00%			15.00%	Preferred Member Units	(9)	—	—	933	9,510	933	6,449	3,994
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt	(5)	—	—	4	—	—	—	—
	13.23%	SF+	9.00%		Secured Debt	(5)	—	—	1,255	10,401	39	—	10,440
	10.00%				Secured Debt	(5)	—	—	107	1,071	1	33	1,039
					Member Units	(5)	—	(2,030)	758	10,250	—	2,030	8,220
					Member Units	(5)	—	80	—	530	80	—	610
CMS Minerals Investments					Member Units	(9)	—	230	198	1,974	230	534	1,670
Cody Pools, Inc.	15.38%	L+	10.50%		Secured Debt	(8)	—	19	119	(13)	4,971	3,496	1,462
	15.38%	L+	10.50%		Secured Debt	(8)	—	(86)	5,615	42,497	86	1,782	40,801
					Preferred Member Units	(8)	—	10,540	4,015	47,640	10,540	—	58,180
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	13.13%	L+	9.00%		Secured Debt	(9)	—	(16)	642	6,477	16	1,252	5,241
					Preferred Member Units	(9)	—	7,830	632	12,000	7,830	—	19,830
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	—	223	—	223
	7.50%				Secured Debt	(8)	—	228	829	7,668	391	270	7,789
					Preferred Member Units	(8)	—	60	96	2,610	60	—	2,670
Direct Marketing Solutions, Inc.		L+	11.00%		Secured Debt	(9)	—	88	235	(22)	4,272	4,250	—
	15.13%	L+	11.00%		Secured Debt	(9)	—	145	327	—	27,267	—	27,267
		L+	11.00%		Secured Debt	(9)	—	(137)	2,953	24,070	—	24,070	—
					Preferred Stock	(9)	—	3,870	1,371	18,350	3,870	—	22,220
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	—	—	9	(9)
	12.00%				Secured Debt	(5)	—	—	948	—	18,594	—	18,594
	9.00%				Secured Debt	(5)	—	—	144	—	6,301	7	6,294
					Common Stock	(5)	—	—	—	—	9,668	2,065	7,603
					Common Stock	(5)	—	—	—	—	1,558	—	1,558
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt	(5)	—	—	6	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	393	1,152	—	64,078	—	64,078

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
		L+	7.50%		Secured Debt	(5)	—	(63)	2,233	21,598	—	21,598	—
					Member Units	(5)	—	1,190	895	49,700	1,190	—	50,890
GRT Rubber Technologies LLC	10.12%	L+	6.00%		Secured Debt	(8)	—	—	25	—	670	—	670
	12.12%	L+	8.00%		Secured Debt	(8)	—	(33)	3,973	38,885	1,641	33	40,493
					Member Units	(8)	—	(1,750)	2,525	46,190	—	1,750	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	7	257	—	257	—
				6.25%	Secured Debt	(8)	(5,822)	3,848	503	9,717	—	9,717	—
	12.50%				Secured Debt	(8)	—	(116)	77	—	2,400	116	2,284
					Member Units	(8)	—	—	—	—	—	—	—
					Preferred Equity	(8)	—	(1,820)	—	—	5,600	1,820	3,780
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt	(9)	—	—	3	—	—	—	—
	13.75%	P+	6.75%		Secured Debt	(9)	—	(8)	292	2,550	8	108	2,450
					Member Units	(9)	—	2,550	2,784	12,420	2,550	—	14,970
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	2,430	20,324	50	—	20,374
	9.00%				Secured Debt	(5)	—	—	352	3,876	2	36	3,842
					Preferred Equity	(5)	—	(5,090)	—	12,310	—	5,090	7,220
					Member Units	(5)	—	390	113	2,460	390	—	2,850
Market Force Information, LLC	15.13%	L+	11.00%		Secured Debt	(9)	—	(163)	592	3,400	2,853	163	6,090
	12.00%			12.00%	Secured Debt	(9)	—	(7,325)	—	8,936	—	7,326	1,610
					Member Units	(9)	—	—	—	—	—	—	—
MetalForming AcquireCo, LLC					Secured Debt	(7)	—	—	16	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	1,143	—	23,576	—	23,576
	8.00%			8.00%	Preferred Equity	(7)	—	—	95	—	6,010	—	6,010
					Common Stock	(7)	—	—	—	—	1,537	—	1,537
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	699	999	5,934	708	2,094	4,548
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	(17,470)	9,297	140,400	—	17,470	122,930
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	4	—	—	—	—
	10.00%				Secured Debt	(6)	—	(1)	607	6,378	1	633	5,746
					Common Stock	(6)	—	13,990	4,202	8,840	13,990	—	22,830
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(53)	2,135	18,000	53	2,303	15,750
					Preferred Member Units	(8)	—	2,600	2,154	20,210	2,600	—	22,810
PPL RVs, Inc.		L+	7.00%		Secured Debt	(8)	—	9	79	727	1,273	2,000	—
	10.25%	L+	7.00%		Secured Debt	(8)	—	247	1,714	11,655	10,000	—	21,655
					Common Stock	(8)	—	4,590	1,627	14,360	4,590	—	18,950
					Common Stock	(8)	—	—	—	—	238	—	238
Principle Environmental, LLC					Secured Debt	(8)	—	—	104	1,465	9	1,474	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
	13.00%				Secured Debt	(8)	—	—	804	5,808	24	26	5,806
					Preferred Member Units	(8)	—	1,260	1,355	11,160	1,260	—	12,420
					Common Stock	(8)	—	(120)	—	710	—	120	590
Quality Lease Service, LLC					Member Units	(7)	—	76	—	2,148	77	1,700	525
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	32	(44)	9	—	(35)
	12.50%				Secured Debt	(9)	—	—	4,678	36,000	78	674	35,404
					Preferred Equity	(9)	—	3,810	558	11,070	3,810	—	14,880
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	5	7	(8)	8	—	—
	12.00%				Secured Debt	(7)	—	(23)	1,044	8,720	23	823	7,920
					Common Stock	(7)	—	(860)	116	8,660	—	860	7,800
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	71	625	—	175	450
	6.50%				Secured Debt	(8)	—	(55)	66	1,000	—	55	945
	14.00%				Secured Debt	(8)	—	(74)	390	2,750	—	74	2,676
					Preferred Member Units	(8)	—	(1,890)	—	2,130	—	1,890	240
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	2,389	—	3,971	3,581	—	7,552
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	248	—	248
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	36	200	230	30	400
	13.00%				Secured Debt	(8)	—	—	266	1,636	13	—	1,649
					Member Units	(8)	—	80	—	720	80	—	800
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(620)	—	1,088	188	642	634
	5.00%				Secured Debt	(9)	—	(869)	—	1,917	—	912	1,005
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	51	710	1	—	711
					Member Units	(5)	—	1,390	—	1,930	1,390	—	3,320
Batjer TopCo, LLC					Secured Debt	(8)	—	—	5	—	451	459	(8)
					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	—	1,139	—	10,933	—	10,933
					Preferred Stock	(8)	—	—	631	—	4,095	—	4,095
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	23	—	—	—	—
	13.39%	SF+	9.26%		Secured Debt	(9)	—	305	9,164	39,000	60,194	—	99,194
					Class A Preferred Member Units	(9)	—	—	2,466	10,194	—	10,194	—
	8.00%				Class B Preferred Member Units	(9)	—	8,250	1,210	23,170	8,250	—	31,420
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	1,162	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	132	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
					Warrants	(6)	—	117	—	1,712	116	—	1,828

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
					Warrants	(6)	—	163	—	2,348	164	—	2,512
CBT Nuggets, LLC					Member Units	(9)	—	(1,620)	3,305	50,620	—	1,618	49,002
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	28	—	1,440	1,440	—
	13.13%	L+	9.00%		Secured Debt	(8)	—	507	1,767	8,864	6,476	386	14,954
					Preferred Member Units	(8)	—	2,578	120	5,840	2,860	—	8,700
Chamberlin Holding LLC		L+	6.00%		Secured Debt	(8)	—	—	8	—	—	—	—
	12.13%	L+	8.00%		Secured Debt	(8)	—	(68)	1,845	17,817	68	940	16,945
					Member Units	(8)	—	(1,220)	1,853	24,140	—	1,220	22,920
					Member Units	(8)	—	719	78	1,540	1,170	—	2,710
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(44)	613	5,694	44	44	5,694
					Preferred Member Units	(5)	—	(650)	764	13,990	—	650	13,340
Colonial Electric Company LLC					Secured Debt	(6)	—	—	48	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	—	2,953	24,351	60	1,260	23,151
					Preferred Member Units	(6)	—	30	1,397	9,130	30	—	9,160
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	122	588
Digital Products Holdings LLC	14.13%	L+	10.00%		Secured Debt	(5)	—	—	1,991	16,801	43	1,321	15,523
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Garreco, LLC	9.50%	L+	8.00%		Secured Debt	(8)	—	—	383	4,196	—	370	3,826
					Member Units	(8)	—	(470)	240	2,270	—	470	1,800
Gulf Manufacturing, LLC					Member Units	(8)	—	1,150	1,715	5,640	1,150	—	6,790
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(250)	—	3,530	—	250	3,280
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt	(8)	—	14	13	(18)	18	—	—
	15.63%	L+	11.50%		Secured Debt	(8)	—	79	1,503	11,362	114	1,477	9,999
					Preferred Equity	(8)	—	2,390	1,062	3,150	2,390	—	5,540
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,680	—	25,432	—	25,432
					Preferred Equity	(9)	—	—	922	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	1,950	1,671	13,620	1,950	—	15,570
MS Private Loan Fund					Secured Debt	(8)	—	—	28	—	5,300	5,300	—
					Secured Debt	(8)	—	—	431	63,151	13,700	76,851	—
					LP Interests	(8)	—	502	742	2,581	12,252	—	14,833
MSC Income Fund, Inc.					Common Equity	(8)	—	3	30	—	753	—	753
NAPCO Precast, LLC					Member Units	(8)	—	(1,730)	4	13,560	—	1,730	11,830
Nebraska Vet AcquireCo, LLC (NVS)		L+	7.00%		Secured Debt	(5)	—	—	10	—	—	—	—
	12.00%				Secured Debt	(5)	—	122	1,778	4,829	15,265	—	20,094
	12.00%				Secured Debt	(5)	—	66	1,299	10,412	88	—	10,500
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC					Secured Debt	(8)	—	—	29	800	—	800	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
	11.00%				Secured Debt	(8)	—	(729)	1,923	13,245	—	4,768	8,477
					Preferred Member Units	(8)	—	(2,913)	81	2,690	1,333	2,913	1,110
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	253	2,080	—	—	2,080
					Member Units	(5)	—	(1,585)	578	6,200	—	1,585	4,615
					Member Units	(5)	—	(65)	17	240	—	65	175
NuStep, LLC	10.63%	L+	6.50%		Secured Debt	(5)	—	—	323	1,720	2,679	—	4,399
	12.00%				Secured Debt	(5)	—	(4)	2,180	17,240	1,178	4	18,414
					Preferred Member Units	(5)	—	(5,460)	—	13,500	—	5,460	8,040
					Preferred Member Units	(5)	—	3,088	—	—	5,150	—	5,150
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	16	175	—	175	—
	15.13%	L+	11.00%		Secured Debt	(5)	—	—	3,207	23,976	53	600	23,429
					Preferred Stock	(5)	—	1,750	900	10,000	1,750	—	11,750
Pearl Meyer Topco LLC					Secured Debt	(6)	—	—	31	—	1,500	1,500	—
					Secured Debt	(6)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(6)	—	(92)	3,714	32,674	92	4,085	28,681
					Preferred Equity	(6)	—	16,290	8,204	26,970	16,290	—	43,260
River Aggregates, LLC					Member Units	(8)	—	340	—	3,280	340	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	215	1,040	800	—	1,840
	12.00%				Secured Debt	(9)	—	(71)	1,900	15,141	51	72	15,120
					Preferred Member Units	(9)	—	(1,564)	—	8,579	666	1,564	7,681
Televerde, LLC					Member Units	(8)	—	(1,872)	2	7,280	—	1,872	5,408
					Preferred Stock	(8)	—	1,076	—	—	1,794	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	144	3,000	—	—	3,000
VVS Holdco LLC		L+	6.00%		Secured Debt	(5)	—	—	55	1,169	811	2,001	(21)
	11.50%				Secured Debt	(5)	—	—	3,606	30,100	61	—	30,161
					Preferred Equity	(5)	—	100	518	11,840	100	—	11,940
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	3,677	1,491	6,123	—	—	—
Total Control investments							$(5,822)	$56,682	$155,967	$1,489,257	$488,176	$268,138	$1,703,172
Affiliate Investments
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt	(7)	$—	$178	$2,032	$9,794	$1,756	$—	$11,550
					Common Stock	(7)	—	(2,079)	—	2,079	—	2,079	—
					Warrants	(7)	—	(1,940)	—	1,940	—	1,940	—
AFG Capital Group, LLC					Secured Debt	(8)	—	—	2	144	—	144	—
					Preferred Member Units	(8)	—	1,660	200	7,740	1,660	—	9,400

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
ATX Networks Corp.	12.23%	L+	7.50%		Secured Debt	(6)	—	134	758	7,092	362	1,111	6,343
	10.00%			10.00%	Unsecured Debt	(6)	—	306	329	1,963	635	—	2,598
					Common Stock	(6)	—	3,270	—	—	3,270	—	3,270
BBB Tank Services, LLC	15.12%	L+	11.00%		Unsecured Debt	(8)	—	—	105	800	—	—	800
	15.12%	L+	11.00%		Unsecured Debt	(8)	—	379	527	1,707	379	—	2,086
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	32	320	—	—	320
					Member Units	(6)	—	(1,860)	66	4,830	—	1,860	2,970
Buca C, LLC	9.00%				Secured Debt	(7)	—	103	1,894	14,370	103	2,136	12,337
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		L+	6.00%		Secured Debt	(6)	—	—	10	—	621	630	(9)
	12.50%				Secured Debt	(6)	—	—	2,607	20,050	40	—	20,090
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	1,330	—	460	1,330	—	1,790
Classic H&G Holdings, LLC	9.75%	L+	6.00%		Secured Debt	(6)	—	—	639	4,000	11,720	11,160	4,560
	8.00%				Secured Debt	(6)	—	(43)	1,606	19,274	43	43	19,274
					Preferred Member Units	(6)	—	9,380	1,711	15,260	9,377	—	24,637
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(142)	566	9,959	—	2,302	7,657
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	165	2,621	20,993	207	—	21,200
					Preferred Equity	(7)	—	1,316	—	5,944	1,316	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	202	(1,055)	1	10,329	202	1,404	9,127
					LP Interests (Dos Rios Partners - A, LP)	(8)	64	(335)	—	3,280	64	446	2,898
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	690	—	640	690	—	1,330
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	20	—	103	547	1,102	636	1,013
Flame King Holdings, LLC	10.75%	L+	6.50%		Secured Debt	(9)	—	60	669	6,324	1,276	—	7,600
	13.25%	L+	9.00%		Secured Debt	(9)	—	162	2,739	20,996	204	—	21,200
					Preferred Equity	(9)	—	7,180	2,153	10,400	7,180	—	17,580
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(128)	3	6,078	—	2,595	3,483
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	442	7,231	—	1,383	5,848
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(34)	1,248	12,545	34	1,234	11,345
					Preferred Member Units	(5)	—	150	577	6,990	150	—	7,140
Hawk Ridge Systems, LLC	10.13%	L+	6.00%		Secured Debt	(9)	—	3	230	2,585	600	—	3,185
	9.00%				Secured Debt	(9)	—	(13)	3,054	34,800	3,013	13	37,800
					Preferred Member Units	(9)	—	2,780	803	14,680	2,780	—	17,460

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
					Preferred Member Units	(9)	—	150	—	770	150	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	40	243	2,960	40	—	3,000
					Member Units	(8)	—	(810)	17	3,210	—	810	2,400
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(48)	4,712	1,033	1,414	4,331
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	—	2,332	—	2,332
					LP Interests (423 COR, LP)	(8)	—	—	—	—	1,400	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(2,629)	2,028	14,387	—	2,629	11,758
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	591	4,557	10	67	4,500
	12.50%				Secured Debt	(5)	—	—	411	3,170	7	47	3,130
	12.50%				Secured Debt	(5)	—	—	1,134	8,944	—	—	8,944
	12.50%				Secured Debt	(5)	—	—	2,572	19,805	42	288	19,559
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC				14.00%	Preferred Member Units (non-voting)	(8)	—	—	9	107	10	117	—
					Member Units	(8)	617	(541)	224	2,560	617	3,177	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(395)	28	935	28	394	569
	12.00%			12.00%	Secured Debt	(8)	—	(403)	29	954	29	403	580
	12.00%			12.00%	Secured Debt	(8)	—	(867)	62	2,055	62	868	1,249
	12.00%			12.00%	Secured Debt	(8)	—	(1,809)	129	4,285	129	1,808	2,606
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	192	113	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	15.13%	L+	11.00%		Secured Debt	(7)	—	—	750	5,547	12	—	5,559
					Preferred Stock	(7)	—	—	2	1,056	—	—	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00%				Secured Debt	(8)	(86)	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC (Stavig)					Secured Debt	(7)	—	—	237	2,250	3,750	6,000	—
	9.50%				Secured Debt	(7)	—	(34)	8,409	63,600	31,159	4,973	89,786
					Preferred Member Units	(7)	—	2,080	647	11,570	2,080	—	13,650
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	70	936	5,320	10,080	1,560	13,840
					Common Stock	(6)	—	264	456	1,510	264	244	1,530
					Warrants	(6)	1,219	(219)	—	400	1,219	1,619	—
Sonic Systems International, LLC	11.24%	L+	7.50%		Secured Debt	(8)	—	242	1,434	11,757	4,012	—	15,769
					Common Stock	(8)	—	(76)	43	1,070	286	76	1,280
Student Resource Center, LLC	13.27%	L+	8.50%		Secured Debt	(6)	—	—	—	—	4,556	—	4,556

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
					Secured Debt	(6)	(5,991)	4,000	6	10,839	5,877	16,716	—
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	2,662	21,332	46	—	21,378
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
The Affiliati Network, LLC	13.00%				Secured Debt	(9)	—	—	32	262	3,764	3,920	106
	13.00%				Secured Debt	(9)	—	—	1,520	12,834	48	3,440	9,442
					Preferred Stock	(9)	—	—	403	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	(174)	596	6,123	2,491	2,759	5,855
UniTek Global Services, Inc.	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	3	40	371	11	—	382
	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	26	201	1,852	72	212	1,712
	15.00%			15.00%	Secured Convertible Debt	(6)	—	1,011	269	2,375	2,217	—	4,592
	20.00%			20.00%	Preferred Stock	(6)	—	(384)	384	2,832	385	384	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	493	—	1,498	493	—	1,991
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	220	—	—	220	—	220
					Member Units	(8)	—	—	—	—	—	—	—
Volusion, LLC	11.50%				Secured Debt	(8)	—	(1,821)	1,982	17,434	—	2,520	14,914
	8.00%				Unsecured Convertible Debt	(8)	(143)	(409)	33	409	—	409	—
					Preferred Member Units	(8)	—	(5,990)	3	5,990	—	5,990	—
					Warrants	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	248	—	14,140	—	14,140
					Preferred Equity	(7)	—	—	—	—	3,845	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	(3,538)	(1,491)	(15,962)	10,853	10,853	—
Total Affiliate investments							$(3,319)	$10,314	$54,963	$549,214	$157,996	$104,813	$618,359
______________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K.
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
December 31, 2022
(dollars in thousands)
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $346,535. This represented 21.7% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $67,491. This represented 12.2% of net assets as of December 31, 2022.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $144,681. This represented 9.0% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $105,372. This represented 19.1% of net assets as of December 31, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $16,360. This represented 1.0% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $196,507. This represented 35.6% of net assets as of December 31, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $593,513. This represented 37.1% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $99,261. This represented 18.0% of net assets as of December 31, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $498,340. This represented 31.2% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $83,950. This represented 15.2% of net assets as of December 31, 2022.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of December 31, 2022 (see Note K — Commitments and Contingencies in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00%	L+	10.00%		Secured Debt	(8)	$—	$—	$691	$4,873	$153	$290	$4,736
					Preferred Member Units	(8)	—	(733)	—	3,200	4,894	3,200	4,894
					Warrants	(8)	—	(10)	—	10	—	10	—
Brewer Crane Holdings, LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	—	940	8,513	20	496	8,037
					Preferred Member Units	(9)	—	1,860	927	5,850	1,860	—	7,710
Café Brazil, LLC					Member Units	(8)	—	540	1,012	2,030	540	—	2,570
California Splendor Holdings LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	36	3,381	35,833	211	8,129	27,915
					Preferred Member Units	(9)	—	7,034	1,505	14,496	8,289	—	22,785
Clad-Rex Steel, LLC	10.00%				Secured Debt	(5)	—	—	110	1,100	—	29	1,071
	10.50%	L+	9.50%		Secured Debt	(5)	—	—	1,167	10,853	(52)	400	10,401
					Member Units	(5)	—	1,640	2,391	9,140	1,640	—	10,780
CMS Minerals Investments					Member Units	(9)	—	691	50	1,624	691	341	1,974
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	242	2,357	14,216	32,737	4,469	42,484
					Preferred Member Units	(8)	—	32,700	3,100	14,940	32,700	—	47,640
CompareNetworks Topco, LLC	10.00%	L+	9.00%		Secured Debt	(9)	—	(18)	777	7,954	18	1,495	6,477
					Preferred Member Units	(9)	—	5,220	474	6,780	5,220	—	12,000
Datacom, LLC	5.00%				Secured Debt	(8)	—	(628)	793	—	8,404	736	7,668
	8.00%				Secured Debt	(8)	(3,601)	2,130	1	12,146	2,130	14,276	—
					Preferred Member Units	(8)	(7,324)	7,324	—	—	9,934	7,324	2,610
Direct Marketing Solutions, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	137	2,034	15,006	9,512	470	24,048
					Preferred Stock	(9)	—	(1,030)	672	19,380	—	1,030	18,350
Gamber-Johnson Holdings, LLC	9.50%	L+	7.50%		Secured Debt	(5)	—	32	2,019	19,838	1,761	1	21,598
					Member Units	(5)	—	(5,638)	3,921	52,490	2,848	5,638	49,700
GRT Rubber Technologies LLC	8.10%	L+	8.00%		Secured Debt	(8)	—	213	1,786	16,775	22,110	—	38,885
					Member Units	(8)	—	1,290	4,264	44,900	1,290	—	46,190
Jensen Jewelers of Idaho, LLC	10.00%	P+	6.75%		Secured Debt	(9)	—	(13)	313	3,400	13	863	2,550

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
	10.00%	P+	6.75%		Secured Debt	(9)	—	—	3	—	—	—	—
					Member Units	(9)	—	4,800	1,937	7,620	4,800	—	12,420
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	2,526	22,269	55	2,000	20,324
	9.00%				Secured Debt	(5)	—	—	354	3,909	—	33	3,876
					Member Units	(5)	—	1,370	92	13,400	1,370	—	14,770
Market Force Information, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	387	1,600	1,800	—	3,400
	12.00%			12.00%	Secured Debt	(9)	—	(4,626)	—	13,562	—	4,626	8,936
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(2,059)	1,137	8,280	34	2,380	5,934
					Preferred Member Units	(5)	—	(2,370)	—	2,370	—	2,370	—
MSC Adviser I, LLC					Member Units	(8)	—	23,638	6,216	116,760	23,640	—	140,400
Mystic Logistics Holdings, LLC	12.00%				Secured Debt	(6)	—	1	820	6,723	10	355	6,378
					Common Stock	(6)	—	(150)	1,271	8,990	—	150	8,840
OMi Holdings, Inc.	12.00%				Secured Debt	(8)	—	169	1,109	—	18,000	—	18,000
					Preferred Member Units	(8)	—	(170)	1,578	20,380	—	170	20,210
PPL RVs, Inc.	7.50%	L+	7.00%		Secured Debt	(8)	—	(25)	957	11,806	801	225	12,382
					Common Stock	(8)	—	2,860	555	11,500	2,860	—	14,360
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	(62)	929	6,397	2,938	2,062	7,273
					Common Stock	(8)	—	(490)	—	—	1,200	490	710
					Preferred Member Units	(8)	—	(449)	—	10,500	1,109	449	11,160
					Warrants	(8)	—	330	—	870	330	1,200	—
Quality Lease Service, LLC					Member Units	(7)	—	(461)	—	4,460	—	2,312	2,148
Robbins Bros. Jewelry, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	—	621	—	35,956	—	35,956
					Preferred Equity	(9)	—	—	—	—	11,070	—	11,070
Trantech Radiator Topco, LLC	12.00%				Secured Debt	(7)	—	49	1,084	8,644	68	—	8,712
					Common Stock	(7)	—	2,630	116	6,030	2,630	—	8,660
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	76	625	—	—	625
	14.00%				Secured Debt	(8)	—	—	390	2,750	—	—	2,750
	6.50%				Secured Debt	(8)	—	21	66	979	21	—	1,000
					Preferred Member Units	(8)	—	350	—	1,780	350	—	2,130

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Other controlled investments
2717 MH, L.P.					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	250	—	250	—
					LP Interests (2717 MH, L.P.)	(8)	—	1,165	—	2,702	1,269	—	3,971
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	261	1,715	121	—	1,836
					Member Units	(8)	—	(400)	—	1,120	—	400	720
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(154)	—	3,347	—	342	3,005
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	49	343	367	—	710
					Member Units	(5)	—	346	—	1,584	346	—	1,930
Bolder Panther Group, LLC	10.50%	L+	9.00%		Secured Debt	(9)	—	313	3,686	27,225	12,275	500	39,000
					Class A Preferred Member Units	(9)	—	—	1,427	10,194	—	—	10,194
					Class B Preferred Member Units	(9)	—	9,170	3,100	14,000	9,170	—	23,170
Bond-Coat, Inc.					Common Stock	(8)	(2,320)	4,310	—	2,040	4,310	6,350	—
Bridge Capital Solutions Corporation	13.00%				Preferred Member Units	(6)	—	—	1,705	9,401	412	—	9,813
					Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
					Warrants	(6)	—	840	—	3,220	840	—	4,060
CBT Nuggets, LLC					Member Units	(9)	—	4,540	2,308	46,080	4,540	—	50,620
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	(507)	1,266	11,549	33	2,718	8,864
					Preferred Member Units	(8)	—	(320)	120	6,160	—	320	5,840
Chamberlin Holding LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	2	1,544	15,212	4,001	1,396	17,817
					Member Units	(8)	—	(3,660)	3,922	29,340	270	3,930	25,680
Charps, LLC	10.00%				Unsecured Debt	(5)	—	260	1,007	8,475	559	3,340	5,694
	15.00%				Secured Debt	(5)	—	—	4	669	—	669	—
					Preferred Member Units	(5)	—	1,907	4,839	10,520	3,470	—	13,990
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	2,705	—	24,981	630	24,351
					Preferred Member Units	(6)	—	1,450	1,480	—	9,130	—	9,130
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	747	—	37	710
Digital Products Holdings LLC	11.00%	L+	10.00%		Secured Debt	(5)	—	—	1,978	18,077	44	1,320	16,801
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Garreco, LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	—	405	4,519	—	323	4,196

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
					Member Units	(8)	—	860	300	1,410	860	—	2,270
Gulf Manufacturing, LLC					Member Units	(8)	—	1,130	2,109	4,510	1,130	—	5,640
Gulf Publishing Holdings, LLC	10.50%	L+	9.50%		Secured Debt	(8)	—	—	21	250	14	7	257
	12.50%			6.25%	Secured Debt	(8)	—	(2,757)	1,282	12,044	849	3,176	9,717
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(1,920)	—	5,450	—	1,920	3,530
J&J Services, Inc.	11.50%				Secured Debt	(7)	—	(103)	1,264	12,800	103	12,903	—
					Preferred Stock	(7)	10,952	(5,595)	—	12,680	—	12,680	—
Johnson Downie Opco, LLC	13.00%	L+	11.50%		Secured Debt	(8)	—	—	208	—	11,344	—	11,344
					Preferred Equity	(8)	—	—	—	—	3,150	—	3,150
KBK Industries, LLC					Member Units	(5)	—	420	992	13,200	420	—	13,620
MS Private Loan Fund	5.00%				Unsecured Debt	(8)	—	—	1,402	—	66,726	3,575	63,151
					LP Interests	(8)	—	81	—	—	2,581	—	2,581
MSC Income Fund Inc.	5.00%				Unsecured Debt	(8)	—	—	2,179	—	60,000	60,000	—
NAPCO Precast, LLC					Member Units	(8)	—	(2,540)	1,553	16,100	—	2,540	13,560
Nebraska Vet AcquireCo, LLC (NVS)	12.00%				Secured Debt	(5)	—	—	1,466	10,395	4,846	—	15,241
					Preferred Member Units	(5)	—	713	—	6,500	1,200	—	7,700
NexRev LLC	11.00%				Secured Debt	(8)	—	(1,839)	1,883	16,727	38	2,720	14,045
					Preferred Member Units	(8)	—	1,220	80	1,470	1,220	—	2,690
NRI Clinical Research, LLC	9.00%				Secured Debt	(9)	—	(48)	380	5,620	48	5,668	—
					Member Units	(9)	8,787	(4,835)	2,805	5,600	(749)	4,851	—
					Warrants	(9)	—	(1,238)	—	1,490	—	1,490	—
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	253	2,080	—	—	2,080
					Member Units	(5)	—	3,619	(45)	2,821	3,619	—	6,440
NuStep, LLC	11.00%				Secured Debt	(5)	—	4	1,991	17,193	47	—	17,240
	7.50%	L+	6.50%		Secured Debt	(5)	—	—	58	—	2,120	400	1,720
					Preferred Member Units	(5)	—	2,720	—	10,780	2,720	—	13,500
Orttech Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(5)	—	—	1,522	—	24,151	—	24,151
					Preferred Stock	(5)	—	—	130	—	12,600	2,600	10,000
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	236	4,259	37,201	311	4,838	32,674

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
					Member Units	(6)	—	11,030	3,599	15,940	11,030	—	26,970
Pegasus Research Group, LLC					Member Units	(8)	—	(1,550)	—	8,830	—	1,550	7,280
River Aggregates, LLC					Member Units	(8)	—	40	125	3,240	40	—	3,280
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	2,009	16,301	2,280	2,400	16,181
					Preferred Member Units	(9)	—	—	—	8,136	443	—	8,579
UnionRock Energy Fund II, LP					LP Interests	(9)	—	2,295	273	2,894	3,669	440	6,123
Vision Interests, Inc.	13.00%				Secured Debt	(9)	—	—	244	2,028	—	2,028	—
					Series A Preferred Stock	(9)	—	(160)	—	3,160	—	160	3,000
VVS Holdco LLC	11.50%				Secured Debt	(5)	—	—	913	—	30,100	—	30,100
	7.00%	L+	6.00%		Secured Debt	(5)	—	—	7	—	1,169	—	1,169
					Preferred Equity	(5)	—	—	—	—	11,840	—	11,840
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$6,494	$99,420	$122,277	$1,113,725	$592,022	$216,490	$1,489,257
Affiliate Investments
AAC Holdings, Inc.	18.00%			8.00%	Secured Debt	(7)	—	(217)	1,817	9,187	1,095	488	9,794
					Common Stock	(7)	$—	$(1,069)	$—	$3,148	$—	$1,069	$2,079
					Warrants	(7)	—	(998)	—	2,938	—	998	1,940
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	—	—	31	491	—	347	144
					Preferred Member Units	(8)	—	1,930	200	5,810	1,930	—	7,740
ATX Networks Corp.	10.00%			10.00%	Unsecured Debt	(6)	—	—	—	—	1,963	—	1,963
	8.50%	L+	7.50%		Secured Debt	(6)	—	—	168	—	7,092	—	7,092
	8.75%	L+	6.25%	1.50%	Secured Debt	(6)	(4,528)	1,133	—	12,263	1,521	13,784	—
BBB Tank Services, LLC	12.00%	L+	11.00%		Unsecured Debt	(8)	—	(2,242)	612	4,722	27	2,242	2,507
					Member Units	(8)	—	(280)	—	280	—	280	—
					Preferred Stock (non-voting)	(8)	—	(162)	11	151	11	162	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	9	—	320	—	320
					Member Units	(6)	—	(1,210)	398	6,040	—	1,210	4,830

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Brightwood Capital Fund Investments - Fund V					LP Interests (Brightwood Capital Fund V, LP)	(6)	—	—	—	—	1,000	—	1,000
Buca C, LLC	10.25%	L+	9.25%		Secured Debt	(7)	—	(373)	1,782	14,256	487	373	14,370
CAI Software LLC	12.50%				Secured Debt	(6)	—	(340)	7,570	47,474	23,940	71,414	—
					Member Units	(6)	10,252	(5,095)	2,380	7,190	—	7,190	—
Career Team Holdings, LLC	12.50%				Secured Debt	(6)	—	—	513	—	20,050	—	20,050
					Class A Common Units	(6)	—	—	—	—	4,500	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	(1,000)	—	1,460	—	1,000	460
Charlotte Russe, Inc					Common Stock	(9)	(3,141)	3,141	—	—	3,141	3,141	—
Classic H&G Holdings, LLC	7.00%	L+	6.00%		Secured Debt	(6)	—	—	83	—	4,000	—	4,000
	8.00%				Secured Debt	(6)	—	(82)	2,210	24,800	82	5,608	19,274
					Preferred Member Units	(6)	—	5,750	1,070	9,510	5,750	—	15,260
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(96)	776	11,540	—	1,581	9,959
					LP Interests (Congruent Credit Opportunities Fund II, LP)	(8)	(4,449)	4,355	—	94	4,355	4,449	—
Copper Trail Energy Fund I, LP					LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	378	1,782	379	2,161	—
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	521	—	20,993	—	20,993
					Preferred Equity	(7)	—	—	—	—	5,944	—	5,944
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	715	1,560	—	1,720	1,560	—	3,280
					LP Interests (Dos Rios Partners, LP)	(8)	2,252	4,912	—	5,417	4,912	—	10,329
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(610)	—	1,250	—	610	640
East Teak Fine Hardwoods, Inc.					Common Stock	(7)	(80)	180	100	300	180	480	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	9	166	53	526	200	179	547
Flame King Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	884	—	20,996	—	20,996
	7.50%	L+	6.50%		Secured Debt	(9)	—	—	77	—	6,324	—	6,324
					Preferred Equity	(9)	—	—	—	—	10,400	—	10,400
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	814	—	5,264	814	—	6,078
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	66	751	10,321	66	3,156	7,231
GFG Group, LLC.	12.00%				Secured Debt	(5)	—	110	1,601	—	15,745	3,200	12,545
					Preferred Member Units	(5)	—	2,090	629	—	6,990	—	6,990

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Hawk Ridge Systems, LLC	7.00%	L+	6.00%		Secured Debt	(9)	—	—	70	—	2,585	—	2,585
	8.00%				Secured Debt	(9)	—	94	2,023	18,400	16,400	—	34,800
					Preferred Member Units	(9)	—	7,000	1,914	8,450	7,000	—	15,450
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	60	243	2,900	60	—	2,960
					Member Units	(8)	—	(1,870)	261	5,080	—	1,870	3,210
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	1,332	177	3,258	1,706	252	4,712
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 24.40% profits interest)	(8)	—	(202)	1,861	15,789	800	2,202	14,387
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	201	—	3,170	—	3,170
	12.50%			12.50%	Secured Debt	(5)	—	—	408	—	9,088	144	8,944
	12.50%				Secured Debt	(5)	—	—	731	—	19,805	—	19,805
	13.00%				Secured Debt	(5)	—	—	346	—	4,557	—	4,557
					Common Stock	(5)	—	—	—	—	1,798	—	1,798
L.F. Manufacturing Holdings, LLC					Member Units	(8)	—	510	—	2,050	510	—	2,560
					Preferred Member Units (non-voting)	(8)	—	—	14	93	14	—	107
Meisler Operating LLC					Common Stock	(5)	17,048	(7,413)	—	16,010	(550)	15,460	—
OnAsset Intelligence, Inc.	10.00%			10.00%	Unsecured Debt	(8)	—	—	11	64	139	11	192
	12.00%			12.00%	Secured Debt	(8)	—	—	930	7,299	930	—	8,229
					Common Stock	(8)	—	(830)	—	—	830	830	—
					Warrants	(8)	—	830	—	—	830	830	—
Oneliance, LLC	12.00%	L+	11.00%		Secured Debt	(7)	—	—	335	—	5,547	—	5,547
					Preferred Stock	(7)	—	—	—	—	1,056	—	1,056
PCI Holding Company, Inc.					Preferred Stock	(9)	—	(203)	2,852	4,130	—	4,130	—
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	(90)	4,032	32,962	36,765	3,877	65,850
					Preferred Member Units	(7)	—	6,572	2,340	9,780	6,572	4,782	11,570
Slick Innovations, LLC	13.00%				Secured Debt	(6)	—	(42)	731	5,720	42	442	5,320
					Common Stock	(6)	—	180	—	1,330	180	—	1,510
					Warrants	(6)	—	40	—	360	40	—	400
Sonic Systems International, LLC	8.50%	L+	7.50%		Secured Debt	(8)	—	—	394	—	11,757	—	11,757
					Common Stock	(8)	—	—	37	—	1,070	—	1,070
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	2,650	21,298	34	—	21,332

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
The Affiliati Network, LLC	11.83%				Secured Debt	(9)	—	—	842	—	13,873	1,039	12,834
	7.00%				Secured Debt	(9)	—	—	9	—	1,462	1,200	262
					Preferred Stock	(9)	—	—	270	—	6,400	—	6,400
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	1,178	151	—	2,461	86	2,375
	8.50%	L+	5.50%	2.00%	Secured Debt	(6)	—	115	236	2,425	259	462	2,222
					Preferred Stock	(6)	—	807	315	3,208	1,439	316	4,331
Volusion, LLC	11.50%				Secured Debt	(8)	—	991	2,248	19,243	991	2,800	17,434
	8.00%				Unsecured Convertible Debt	(8)	—	118	33	291	118	—	409
					Preferred Member Units	(8)	—	—	—	5,990	—	—	5,990
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							(694)	—	(11)	(12,263)	—	—	—
Total Affiliate investments							$17,181	$21,989	$51,278	$366,301	$336,505	$165,855	$549,214
______________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K.
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $297,953. This represented 25.9% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $41,535. This represented 13.9% of net assets as of December 31, 2021.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $117,017. This represented 10.8% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $144,241. This represented 21.7% of net assets as of December 31, 2021.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $44,538. This represented 1.2% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $134,602. This represented 40.5% of net assets as of December 31, 2021.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $573,437. This represented 44.4% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $109,522. This represented 20.5% of net assets as of December 31, 2021.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $303,273. This represented 37.3% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $55,239. This represented 17.3% of net assets as of December 31, 2021.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of December 31, 2021 (see Note K — Commitments and Contingencies in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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
(b) Management’s Report on Internal Control Over Financial Reporting. The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report which is included herein.
(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above in Reports of Independent Registered Public Accounting Firm in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2022, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-263258) filed with the SEC on March 3, 2022 as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment and direct stock purchase plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	3.14%	(5)
Interest payments on borrowed funds	4.41%	(6)
Income tax expense	1.11%	(7)
Acquired fund fees and expenses	0.26%	(8)
Total annual expenses	8.92%
______________________
(1)The maximum agent commission with respect to the shares of our common stock sold by us in the ATM Program is 1.00%. Purchasers of shares of common stock through the direct stock purchase feature of the Plan will not pay any sales load. In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are $0.8 million. In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of administering the Plan are included in operating expenses. Additional costs may be charged to participants in the direct stock purchase feature of the plan for certain types of transactions.
(4)Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus or prospectus supplement, if any.
(5)Operating expenses in this table represent our estimated expenses.
(6)Interest payments on borrowed funds represent our estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases (but not decreases) in debt levels over the next twelve months.
(7)Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2022.
(8)Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$87	$252	$404	$735
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$97	$262	$414	$745
The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the market price per share of our common stock at the close of trading on a valuation date determined by our Board of Directors for each dividend in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV. See the description in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock and Holders for additional information regarding our dividend reinvestment plan.
Executive Officers

On February 21, 2023, our Board appointed Ryan R. Nelson to serve as our Vice President, Chief Accounting Officer and Assistant Treasurer, effective as of March 13, 2023.

Mr. Nelson, age 40, a certified public accountant, is currently our Vice President of Finance and has served in this role since joining Main Street in December 2022. Prior to joining Main Street, Mr. Nelson spent four years with Conn’s, Inc. (Nasdaq: CONN), a furniture, mattress, electronics and appliance store chain, where he worked in several leadership roles, including Vice President and Chief Accounting Officer. Prior to joining Conn’s, Mr. Nelson spent seven years with EnLink Midstream Partners, a midstream energy services company, where he worked in several leadership roles in their accounting group. Mr. Nelson started his career at KPMG LLP.

There is no arrangement or understanding between Mr. Nelson and any other persons pursuant to which he is being appointed as our Vice President, Chief Accounting Officer and Assistant Treasurer. There are no current or proposed transactions between us and Mr. Nelson or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

In connection with the promotion of Mr. Nelson, and in accordance with the transition previously disclosed, Mr. Lance A. Parker’s role as the Company’s Vice President, Chief Accounting Officer and Assistant Treasurer will cease, effective as of March 13, 2023, while he will continue to assist in the transitioning his duties and responsibilities for a period of time thereafter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the definitive proxy statement relating to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Executive Officers” to be filed with the Securities and Exchange Commission on or prior to April 30, 2023, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our website at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11. Executive Compensation
The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$5,281,165
Equity compensation plans not approved by security holders(2)	165,248	—	—
Total	$165,248	$—	$5,281,165
______________________
(1)Consists of our Main Street Capital Corporation 2022 Equity and Incentive Plan and our Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. As of December 31, 2022, we had issued 18,835 shares of restricted stock pursuant to these plans, of which no shares had vested or were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see Note J — Share-Based Compensation to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see Note L — Related Party Transactions to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2023,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1.Consolidated Financial Statements
2.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2022 and 2021	177
3.Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*
Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))

4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

4.2*
Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 10, 2019 (File No. 1-33723))

4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))

4.4*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

4.5*
Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

4.6*
Form of Fourth Supplemental Indenture relating to the May 2024 Notes, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(11) to Main Street Capital Corporation’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on April 18, 2019 (Reg. No. 333-223483))

4.7*	Form of May 2024 Notes (incorporated by reference to Exhibit 4.8)

Exhibit Number	Description
4.8*
Fifth Supplemental Indenture relating to the July 2026 Notes, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 1-33723))

4.9*	Form of July 2026 Notes (incorporated by reference to Exhibit 4.10)
4.10*
Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 1-33723))

10.1*
Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 1-33723))

10.2*
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.3*
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.4*
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

10.5*
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))

10.6*
Third Amendment, dated as of August 4, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 4, 2022 (File No. 1-33723))

10.7*
Fourth Amendment, dated as of December 22, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 27, 2022 (File No. 1-33723))

10.8	Joinder Agreement and Supplement, dated January 13, 2023, to the Third Amended and Restated Credit Agreement
10.9*
Revolving Credit and Security Agreement, dated as of November 22, 2022, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party from time to time thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent, document custodian and custodian and Virtus Group, L.P. as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 1-33723))

10.10*
Purchase and Contribution Agreement, dated as of November 22, 2022, among Main Street Capital Corporation, as the seller, and MSCC Funding I, LLC, as the buyer (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 1-33723))

10.11*
Lender Joinder Agreement, dated December 6, 2022, to the Revolving Credit and Security Agreement (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 6, 2022 (File No. 1-33723))

10.12
First Amendment to Credit Agreement, dated as of February 2, 2023, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent document custodian and custodian and Virtus Group, L.P., as collateral administrator

10.13*
Note Purchase Agreement, dated as of December 23, 2022, by and among Main Street Capital Corporation and the Purchasers party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 27, 2022 (File No. 1-33723))

10.14	First Supplement to Note Purchase Agreement, dated as of February 2, 2023, by and among Main Street Capital Corporation and the Purchasers party thereto
10.15*†
Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

Exhibit Number	Description
10.16*†
Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.17*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.18*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.19*
Custody Agreement (previously filed as Exhibit (j) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.20*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.21*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.22*
Investment Advisory and Administrative Services Agreement dated October 30, 2020 by and among MSC Adviser I, LLC and MSC Income Fund, Inc. (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 3, 2020 (File No. 1-33723))

10.23*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))

10.24*	Form of Equity Distribution Agreement dated March 3, 2022 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 3, 2022 (File No. 1-33723))
14.1**	Code of Business Conduct and Ethics
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer
32.2**	Section 1350 certification of Chief Financial Officer
______________________
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

Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 24, 2023
Dwayne L. Hyzak	(principal executive officer)

/s/ JESSE E. MORRIS	Chief Financial Officer, Chief Operating Officer	February 24, 2023
Jesse E. Morris	(principal financial officer)

/s/ LANCE A. PARKER	Vice President, Chief Accounting Officer	February 24, 2023
Lance A. Parker	(principal accounting officer)

/s/ VINCENT D. FOSTER	Chairman of the Board	February 24, 2023
Vincent D. Foster

/s/ J. KEVIN GRIFFIN	Director	February 24, 2023
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 24, 2023
John E. Jackson

/s/ BRIAN E. LANE	Director	February 24, 2023
Brian E. Lane

/s/ KAY MATTHEWS	Director	February 24, 2023
Kay Matthews

/s/ DUNIA A. SHIVE	Director	February 24, 2023
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 24, 2023
Stephen B. Solcher