Form 10-Q
period 2023-03-31
Main Street Capital CORP
filed 2023-05-05
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of May 4, 2023 was 80,466,696.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,315,277 and $1,270,802 as of March 31, 2023 and December 31, 2022, respectively)	$1,746,003	$1,703,172
Affiliate investments (cost: $591,458 and $635,536 as of March 31, 2023 and December 31, 2022, respectively)	626,227	618,359
Non‑Control/Non‑Affiliate investments (cost: $1,890,979 and $1,867,414 as of March 31, 2023 and December 31, 2022, respectively)	1,788,687	1,780,646
Total investments (cost: $3,797,714 and $3,773,752 as of March 31, 2023 and December 31, 2022, respectively)	4,160,917	4,102,177
Cash and cash equivalents	39,752	49,121
Interest and dividend receivable and other assets	84,597	82,731
Receivable for securities sold	505	381
Deferred financing costs (net of accumulated amortization of $11,003 and $10,603 as of March 31, 2023 and December 31, 2022, respectively)	7,484	7,475
Total assets	$4,293,255	$4,241,885
LIABILITIES
Credit Facilities	$564,000	$607,000
July 2026 Notes (par: $500,000 as of both March 31, 2023 and December 31, 2022)	498,267	498,136
May 2024 Notes (par: $450,000 as of both March 31, 2023 and December 31, 2022)	450,590	450,727
SBIC debentures (par: $334,000 ($63,800 due within one year) and $350,000 as of March 31, 2023 and December 31, 2022, respectively)	328,206	343,914
December 2025 Notes (par: $150,000 and $100,000 as of March 31, 2023 and December 31, 2022, respectively)	148,578	99,325
Accounts payable and other liabilities	39,759	52,092
Interest payable	18,671	16,580
Dividend payable	18,036	17,676
Deferred tax liability, net	54,226	47,849
Total liabilities	2,120,333	2,133,299
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 79,766,002 and 78,463,599 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	797	784
Additional paid‑in capital	2,083,175	2,030,531
Total undistributed earnings	88,950	77,271
Total net assets	2,172,922	2,108,586
Total liabilities and net assets	$4,293,255	$4,241,885
NET ASSET VALUE PER SHARE	$27.23	$26.86
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$48,862	$32,577
Affiliate investments	17,456	13,917
Non‑Control/Non‑Affiliate investments	53,936	32,901
Total investment income	120,254	79,395
EXPENSES:
Interest	(24,997)	(16,687)
Compensation	(11,111)	(7,269)
General and administrative	(4,077)	(3,226)
Share‑based compensation	(4,100)	(2,818)
Expenses allocated to the External Investment Manager	4,998	2,817
Total expenses	(39,287)	(27,183)
NET INVESTMENT INCOME	80,967	52,212
NET REALIZED GAIN (LOSS):
Control investments	(2,966)	—
Affiliate investments	(26,264)	692
Non‑Control/Non‑Affiliate investments	851	2,644
Total net realized gain (loss)	(28,379)	3,336
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	17,161	8,279
Affiliate investments	33,141	3,041
Non‑Control/Non‑Affiliate investments	(15,184)	3,432
Total net unrealized appreciation	35,118	14,752
INCOME TAXES:
Federal and state income, excise and other taxes	(1,737)	(1,309)
Deferred taxes	(6,377)	(3,788)
Income tax provision	(8,114)	(5,097)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$79,592	$65,203
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.02	$0.73
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.00	$0.91
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,552,200	71,708,326

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654

Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase resulting from operations	—	—	—	79,592	79,592
Balances at March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$79,592	$65,203
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(109,036)	(315,369)
Proceeds from sales and repayments of debt investments in portfolio companies	56,644	218,781
Proceeds from sales and return of capital of equity investments in portfolio companies	6,817	19,963
Net unrealized appreciation	(35,118)	(14,752)
Net realized (gain) loss	28,379	(3,336)
Accretion of unearned income	(4,673)	(2,834)
Payment-in-kind interest	(2,895)	(937)
Cumulative dividends	(417)	(887)
Share-based compensation expense	4,100	2,818
Amortization of deferred financing costs	753	686
Deferred tax provision	6,377	3,788
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(1,357)	(11,731)
Interest payable	2,091	2,219
Accounts payable and other liabilities	(12,212)	(13,667)
Deferred fees and other	925	378
Net cash provided by (used in) operating activities	19,970	(49,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	40,896	63,522
Proceeds from public offering of December 2025 Notes	50,000	—
Dividends paid	(59,609)	(46,522)
Repayments of SBIC debentures	(16,000)	—
Proceeds from credit facilities	97,000	185,000
Repayments on credit facilities	(140,000)	(167,000)
Debt issuance costs, net	(1,222)	—
Purchases of vested stock for employee payroll tax withholding	(404)	—
Net cash provided by (used in) financing activities	(29,339)	35,000

Net decrease in cash and cash equivalents	(9,369)	(14,677)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,121	32,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,752	$17,952

Supplemental cash flow disclosures:
Interest paid	$22,122	$13,751
Taxes paid	$2,726	$2,874
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$7,808	$4,813
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L+	10.00%		8/16/2024	$—	$(2)	$(2)
			Secured Debt	(9)	8/16/2019		14.75%	L+	10.00%		8/16/2024	4,595	4,495	4,495
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	3,588
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,436	8,081
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,649
			Member Units		8/1/2013	1,500							1,500	700
													3,549	2,749
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	1,922	1,922	523
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,855	820
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,503	1,343
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,037
													2,295	3,748
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(7)	(7)
			Secured Debt		3/7/2022		11.00%				3/7/2027	10,575	10,492	10,492
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,150
													14,580	16,635
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (28) (47)	12/31/2020		13.91%	SF+	9.22%		10/31/2027	98,535	97,952	98,535
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,420
													111,952	129,955
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		14.66%	L+	10.00%		1/9/2024	5,840	5,840	5,840
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	6,560
													10,120	12,400
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt	(29)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,340
												12,945	15,153
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,840

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		14.88%	L+	10.00%		7/29/2026	28,000	27,954	28,000
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	25,495
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			4,144	4,144
												42,873	57,639
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,860

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		13.75%	L+	9.00%		1/4/2026	15,030	14,960	14,960
		Preferred Member Units		1/4/2019	13,309							6,122	9,260
												21,082	24,220
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (28)	2/26/2018			SF+	6.00%		2/26/2026	—	—	—
		Secured Debt	(9) (28)	2/26/2018		12.86%	SF+	8.00%		2/26/2026	16,945	16,940	16,945
		Member Units	(8)	2/26/2018	4,347							11,440	22,800
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	2,830
												30,153	42,575
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,652	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	13,550
												6,615	19,244
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9) (25) (28)	10/28/2022			SF+	9.00%		1/15/2024	—	—	—
		Secured Debt	(9) (28)	12/20/2016		13.79%	SF+	9.00%		1/15/2024	10,000	9,971	9,971
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,040	1,031	1,031
		Member Units	(8)	12/20/2016	717							7,280	7,170

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(29)	12/20/2016	800							210	830
													18,492	19,002
CMS Minerals Investments		Oil & Gas Exploration & Production
			Member Units	(8) (29)	4/1/2016	100							1,300	1,235

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		15.50%	L+	10.50%		12/17/2026	1,054	1,024	1,054
			Secured Debt	(9)	3/6/2020		15.50%	L+	10.50%		12/17/2026	40,377	40,117	40,377
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	59,150
													49,458	100,581
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	22,995	22,850	22,850
			Preferred Member Units		3/31/2021	17,280							7,680	8,200
													30,530	31,050
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		13.75%	L+	9.00%		1/29/2024	4,869	4,862	4,869
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	18,440
													6,837	23,309
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							588	588

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	450	450	450
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,555	8,161	7,761
			Preferred Member Units	(8)	3/31/2021	9,000							2,610	2,670
													11,221	10,881
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		14.75%	L+	10.00%		4/1/2023	15,203	15,203	15,203
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													24,704	25,038
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/13/2026	—	(81)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	26,876	26,744	26,876
			Preferred Stock	(8)	2/13/2018	8,400							8,400	21,700
													35,063	48,576

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassic Components
			Secured Debt	(9) (25) (28)	10/3/2022			SF+	6.00%		10/3/2027	—	(8)	(8)
			Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,604	18,604
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,346	6,284	6,284
			Common Stock		10/3/2022	378							7,603	7,603
			Common Stock	(29)	10/3/2022	939							1,558	1,558
													34,041	34,041
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (28)	6/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9) (28) (41)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	63,278	62,909	63,278
			Member Units	(8)	6/24/2016	9,042							17,692	59,370
													80,601	122,648
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9) (42)	7/15/2013		12.00%	L+	10.00%		7/31/2023	3,549	3,549	3,549
			Member Units	(8)	7/15/2013	1,200							1,200	1,580
													4,749	5,129
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	L+	6.00%		12/21/2023	965	965	965
			Secured Debt		12/19/2014		12.66%	L+	8.00%		10/29/2026	40,493	40,324	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	44,440
													54,354	85,898
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	7,370

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25)	9/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
			Preferred Equity		7/1/2022	63,720							5,600	3,780
			Member Units		4/29/2016	3,681							3,681	—
													11,681	6,064
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							4,027	7,009

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	248
												4,275	7,257
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock		6/4/2010	107,456							718	3,490

Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Secured Debt	(25)	8/29/2017			P+	6.75%		11/14/2023	—	—	—
		Secured Debt	(9)	11/14/2006		14.50%	P+	6.75%		11/14/2023	2,450	2,446	2,450
		Member Units	(8)	11/14/2006	627							811	14,850
												3,257	17,300
Johnson Downie Opco, LLC	Executive Search Services
		Secured Debt	(9) (25)	12/10/2021			L+	11.50%		12/10/2026	—	(13)	—
		Secured Debt	(9)	12/10/2021		16.25%	L+	11.50%		12/10/2026	9,999	9,925	9,999
		Preferred Equity	(8)	12/10/2021	3,150							3,150	6,550
												13,062	16,549
JorVet Holdings, LLC	Supplier and Distributor of Veterinary Equipment and Supplies
		Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,445	25,445
		Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
												36,186	36,186
KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		Secured Debt		2/24/2023		10.00%				2/24/2028	5,750	5,694	5,750
		Member Units	(8)	1/23/2006	325							783	11,980
												6,477	17,730
Kickhaefer Manufacturing Company, LLC	Precision Metal Parts Manufacturing
		Secured Debt		10/31/2018		12.00%				10/31/2026	20,599	20,566	20,566
		Secured Debt		10/31/2018		9.00%				10/31/2048	3,869	3,833	3,833
		Preferred Equity		10/31/2018	581							12,240	7,220
		Member Units	(8) (29)	10/31/2018	800							992	2,780
												37,631	34,399
Market Force Information, LLC	Provider of Customer Experience Management Services
		Secured Debt	(9)	7/28/2017		15.75%	L+	11.00%		7/28/2023	6,900	6,888	—
		Secured Debt	(14)	7/28/2017		12.00%			12.00%	7/28/2023	26,079	25,952	—
		Member Units		7/28/2017	743,921							16,642	—
												49,482	—
MetalForming AcquireCo, LLC	Distributor of Sheet Metal Folding and Metal Forming Equipment
		Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/19/2022		12.75%			10/19/2027	23,802	23,588	23,588
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%		8.00%			6,127	6,127
			Common Stock	(8)	10/19/2022	1,537,219						1,537	1,537
												31,252	31,252
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%			12/31/2022	6,040	6,040	5,384
			Preferred Member Units		3/15/2019	66,000						4,400	—
			Preferred Member Units		9/1/2015	4,000						6,000	—
												16,440	5,384
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021					12/31/2024	—	—	—
			LP Interests	(8) (30)	1/26/2021	14.51%						14,250	14,775
												14,250	14,775
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	1						29,500	132,650

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	94,697						750	760

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014					1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%			1/31/2024	5,746	5,746	5,746
			Common Stock	(8)	8/18/2014	5,873						2,720	25,010
												8,466	30,756
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955						2,975	12,500

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%			12/31/2025	20,094	19,982	20,094
			Secured Debt		12/31/2020		12.00%			12/31/2025	10,500	10,440	10,500
			Preferred Member Units	(8)	12/31/2020	6,987						6,987	11,220
												37,409	41,814
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt	(25)	2/28/2018					2/28/2025	—	—	—
			Secured Debt		2/28/2018		11.00%			2/28/2025	10,836	10,727	8,870
			Preferred Member Units	(8)	2/28/2018	103,144,186						8,213	2,990
												18,940	11,860

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							114	187
		Member Units	(8)	12/22/2011	65,962							3,603	4,893
												5,797	7,160
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.25%	L+	6.50%		1/31/2025	4,400	4,399	4,399
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,417	18,417
		Preferred Member Units		1/31/2017	406							10,200	7,630
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
												35,078	35,596
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	15,000	14,897	15,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	25,100
												15,977	40,100
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			L+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.75%	L+	11.00%		7/31/2026	22,800	22,646	22,646
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	13,500
												32,646	36,146
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				4/27/2025	3,500	3,495	3,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	11,500	11,462	11,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	27,681	27,557	27,681
		Preferred Equity	(8)	4/27/2020	13,800							13,000	43,540
												55,514	86,221
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			L+	7.00%		11/15/2027	—	(8)	—
		Secured Debt	(9)	11/15/2016		11.38%	L+	7.00%		11/15/2027	21,655	21,420	21,655
		Common Stock	(8)	6/10/2010	2,000							2,150	18,950
		Common Stock		6/14/2022	238,421							238	170
												23,800	40,775
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,897	5,812	5,812
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	10,480
		Common Stock		1/27/2021	1,037							1,200	500
												12,721	16,792
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Member Units		6/8/2015	1,000						7,513	525

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,620

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(25)	12/15/2021					12/15/2026	—	(33)	(33)
		Secured Debt		12/15/2021		12.50%			12/15/2026	35,460	35,198	35,198
		Preferred Equity		12/15/2021	11,070						11,070	9,930
											46,235	45,095
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt		8/31/2018		12.00%			8/31/2023	1,840	1,840	1,840
		Secured Debt		8/31/2018		12.00%			8/31/2023	15,200	15,195	15,123
		Preferred Member Units		8/31/2018	544						9,245	6,871
		Preferred Member Units		2/1/2023	2,219						222	333
											26,502	24,167
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units	(8)	1/6/2011	460						1,290	6,599
		Preferred Stock		1/26/2022	248						718	1,794
											2,008	8,393
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2024	—	(4)	—
		Secured Debt		5/31/2019		12.00%			5/31/2024	7,920	7,895	7,920
		Common Stock	(8)	5/31/2019	615						4,655	9,306
											12,546	17,226
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock	(8)	12/23/2011	3,000,000						3,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		Secured Debt		3/31/2023		10.00%			3/31/2025	2,100	2,100	2,100
		Preferred Member Units		1/26/2015	4,876,670						14,000	—
		Preferred Member Units		3/31/2023	5,097,595						11,446	11,446
		Preferred Member Units		3/31/2023	142,512						—	—
		Common Stock		3/31/2023	1,802,780						2,576	—
											30,122	13,546
VVS Holdco LLC	Omnichannel Retailer of Animal Health Products

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25) (29)	12/1/2021			L+	6.00%		12/1/2023	—	(15)	(15)
			Secured Debt	(29)	12/1/2021		11.50%				12/1/2026	30,400	30,176	30,176
			Preferred Equity	(8) (29)	12/1/2021	11,840							11,840	12,040
													42,001	42,201
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,461
			Preferred Member Units		6/30/2015	10,072							2,834	70
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,926
Subtotal Control Investments (80.4% of net assets at fair value)													$1,315,277	$1,746,003
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%				6/25/2025	$320	$315	$309
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	12,285	12,162	11,855
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													15,625	12,164
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	186							1,200	9,400

BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		15.66%	L+	11.00%		4/8/2021	800	800	800
			Unsecured Debt	(9) (17)	4/8/2016		15.66%	L+	11.00%		4/8/2021	4,000	4,000	2,086
			Member Units		4/8/2016	800,000							800	—
			Preferred Stock (non-voting)		12/17/2018		15.00%						162	—
													5,762	2,886
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000							2,256	2,770
													2,576	3,090
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/30/2015		12.00%				6/30/2023	16,980	16,980	11,962
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													21,750	11,962

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			L+	6.00%		12/17/2026	—	(9)	(9)
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,250	20,100	20,100
			Common Stock		12/17/2021	450,000							4,500	4,500
													24,591	24,591
Chandler Signs Holdings, LLC	(10)	Sign Manufacturer
			Class A Units		1/4/2016	1,500,000							1,500	2,000

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		10.88%	L+	6.00%		3/12/2025	4,560	4,560	4,560
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,192	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	25,700
													29,512	49,534
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	13.32%							7,220	6,781

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	21,200	21,046	21,200
			Preferred Equity		11/19/2021	5,944							5,944	7,260
													26,990	28,460
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,459	9,283
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							2,051	2,898
													8,510	12,181
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	1,580

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (30)	11/6/2015	5,000,000							1,023	976

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		11.25%	L+	6.50%		10/29/2026	7,600	7,544	7,600

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/29/2021		13.75%	L+	9.00%		10/29/2026	21,200	21,048	21,200
			Preferred Equity	(8)	10/29/2021	9,360							10,400	21,190
													38,992	49,990
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							3,507	3,483
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							5,767	5,312
													9,274	8,795
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,345	11,275	11,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	7,590
													16,175	18,935
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							2,050	3,936
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	8.71%							2,332	2,332
			LP Interests (423 COR, LP)	(8) (30)	6/2/2022	22.93%							1,400	1,400
													5,782	7,668
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.75%	L+	6.00%		1/15/2026	4,000	3,998	4,000
			Secured Debt		12/2/2016		10.00%				1/15/2026	37,800	37,694	37,800
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(29)	12/2/2016	226							150	920
													44,692	60,180
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,830
			Member Units		1/8/2003	322,297							2,352	3,000
													5,352	5,830
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015	20.00%							20,200	12,958

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	18,000	17,823	17,823
			Preferred Equity		3/31/2023	80,000							4,000	4,000
													21,823	21,823

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	4,534	4,502	4,502
			Secured Debt		9/1/2021		13.50%				1/31/2028	3,154	3,132	3,132
			Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.50%				1/31/2028	19,712	19,568	19,568
			Secured Debt		1/31/2023		13.50%				1/31/2028	11,200	10,836	10,836
			Common Stock		8/3/2021	203,016							2,756	2,756
													49,738	49,738
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2023	964	964	563
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2023	983	983	574
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2023	2,116	2,116	1,236
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2023	4,415	4,415	2,577
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2023	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	5,255
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (25)	8/6/2021			L+	11.00%		8/6/2023	—	—	—
			Secured Debt	(9)	8/6/2021		15.75%	L+	11.00%		8/6/2026	5,520	5,482	5,482
			Preferred Stock		8/6/2021	1,056							1,056	1,056
													6,538	6,538
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Preferred Member Units		1/8/2013	250							2,500	—

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt	(25)	8/31/2018						8/31/2023	—	—	—
			Secured Debt		8/31/2018		9.50%				8/31/2023	84,536	84,490	84,536
			Preferred Member Units	(8)	8/31/2018	157							1,218	13,650
													85,708	98,186
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	13,600	13,468	13,600
			Common Stock	(8)	9/13/2018	70,000							456	1,790
													13,924	15,390
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.26%	L+	7.50%		8/20/2026	15,769	15,542	15,769
			Common Stock		8/20/2021	9,968							1,356	1,230

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													16,898	16,999
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		13.69%	L+	8.50%		12/31/2027	5,000	4,556	4,556
			Preferred Equity		12/31/2022	5,907,649							—	—
													4,556	4,556
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%				8/31/2025	20,500	20,395	20,395
			Preferred Member Units		8/31/2020	1,600							4,500	4,970
													24,895	25,365
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021						8/9/2026	—	(13)	(13)
			Secured Debt		8/9/2021		12.00%				8/9/2026	9,321	9,249	9,249
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													15,636	15,636
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/15/2020	11.11%							4,067	6,188

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Debt	(9) (28)	10/15/2018		14.22%	SF+	7.50%	2.00%	8/20/2024	407	406	407
			Secured Debt	(9) (28)	8/27/2018		14.22%	SF+	7.50%	2.00%	8/20/2024	1,821	1,815	1,821
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	2/20/2025	2,494	2,494	4,945
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,248	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	2,376
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													20,742	12,382
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	218
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	218
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	14,280	14,147	14,147
			Preferred Equity		12/12/2022	3,845							3,845	3,845
													17,992	17,992
Subtotal Affiliate Investments (28.8% of net assets at fair value)													$591,458	$626,227

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	9/6/2022		13.00%	P+	5.00%		9/6/2028	$371	$333	$370
			Secured Debt	(9) (28) (32)	9/6/2022		10.80%	SF+	6.00%		9/6/2028	2,224	2,129	2,217
			Secured Debt	(9) (28)	9/6/2022		10.79%	SF+	6.00%		9/6/2028	17,786	17,334	17,784
													19,796	20,371
Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		15.50%	P+	7.50%		11/2/2025	1,678	1,670	1,678
			Secured Debt	(9)	11/2/2020		15.50%	P+	7.50%		11/2/2025	9,756	9,696	9,756
			Secured Debt	(9)	5/26/2021		19.50%	P+	11.50%		11/2/2025	796	790	796
													12,156	12,230
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		14.13%	L+	9.50%		10/26/2027	14,618	14,308	14,618
			Secured Debt	(9)	2/15/2023		14.13%	L+	9.50%		10/26/2027	728	710	728
			Secured Debt	(9)	6/28/2022		14.13%	L+	9.50%		10/26/2027	4,368	4,275	4,368
			Warrants	(45)	2/15/2023	21,226					2/15/2028		—	—
													19,293	19,714
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (43)	3/11/2022		10.00%	L+	6.50%		3/11/2027	7,488	7,488	7,176
			Secured Debt	(9) (44)	3/11/2022		10.00%	L+	7.50%		3/11/2027	23,024	22,974	23,024
													30,462	30,200
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		10.59%	L+	5.75%		3/19/2026	20,712	20,443	19,262

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (28)	8/31/2022			SF+	7.40%		8/31/2027	—	(130)	(130)
			Secured Debt	(9) (28)	8/31/2022		12.10%	SF+	7.40%		8/31/2027	37,358	36,722	37,358
			Common Stock	(8)	8/31/2022	235							1,844	1,930
													38,436	39,158
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			L+	6.00%		11/19/2026	—	(10)	(10)
			Secured Debt	(9)	11/19/2021		11.12%	L+	6.00%		11/19/2026	6,600	6,552	6,600
													6,542	6,590

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (28)	3/11/2022		12.49%	SF+	6.75%	1.00%	4/10/2026	14,839	14,648	12,721
			Secured Debt	(9) (28)	3/11/2022		14.49%	SF+	8.75%	1.00%	4/10/2026	14,839	14,648	12,684
													29,296	25,405
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	9/17/2021		7.50%	L+	6.50%		4/7/2023	2,980	2,980	153
			Secured Debt	(9) (14)	5/19/2016		7.50%	L+	6.50%		6/8/2023	14,370	13,706	736
													16,686	889
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (28)	11/9/2021		14.83%	SF+	7.00%	3.00%	11/9/2026	4,678	4,576	3,768
			Secured Debt	(9) (28)	11/9/2021		14.83%	SF+	7.00%	3.00%	11/9/2026	29,494	29,067	23,755
			Common Equity		11/9/2021	234							234	—
													33,877	27,523
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (28)	8/11/2022			SF+	6.00%		8/11/2027	—	(127)	(127)
			Secured Debt	(9) (28)	8/11/2022		10.72%	SF+	6.00%		8/11/2027	65,171	63,985	63,551
			Common Stock		8/11/2022	1,387,832							1,388	1,680
													65,246	65,104
Arrow International, Inc	(10)	Manufacturer and Distributor of Charitable Gaming Supplies
			Secured Debt	(9) (23)	12/21/2020		13.15%	P+	5.40%		12/21/2025	36,000	35,759	36,000

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		11.39%	SF+	6.50%		1/18/2027	360	360	360
			Secured Debt	(9) (28)	1/18/2022		10.09%	SF+	5.50%		1/18/2027	6,660	6,660	6,582
			Secured Debt	(9) (28)	1/18/2022		12.09%	SF+	7.50%		1/18/2027	6,660	6,660	6,593
			Common Stock		1/18/2022	720,000							720	660
													14,400	14,195
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (28)	12/23/2022		12.52%	SF+	7.75%		12/23/2027	2,210	2,068	2,120
			Secured Debt	(9) (28)	12/23/2022		12.61%	SF+	7.75%		12/23/2027	28,999	27,913	27,808
			Common Equity		12/15/2021	984							965	1,011
													30,946	30,939
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%			1.50%	1/6/2025	197	197	197
			Preferred Member Units	(8) (29)	7/6/2018	1,548,387	8.00%			8.00%			1,184	5,544
			Preferred Member Units	(8) (25) (29)	11/12/2019	122,416				16.00%			—	340

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													1,381	6,081
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (28)	6/30/2022			SF+	7.00%	6.00%	6/30/2028	—	(72)	(72)
			Secured Debt	(9) (28)	6/30/2022		11.89%	SF+	7.00%	6.00%	6/30/2028	27,919	27,456	27,919
													27,384	27,847
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	230

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		15.50%	P+	7.50%	14.50%	8/28/2025	1,211	1,211	1,139
			Secured Debt	(9)	8/28/2020		13.07%	L+	8.50%	12.07%	8/28/2025	3,309	2,440	3,111
			Common Stock	(8)	10/1/2020	723,184							1	3,070
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	690
													4,688	8,010
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	2,134
													7,817	2,895
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.55%							7,062	4,586
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,350	4,664
			LP Interests (Brightwood Capital Fund V, LP)	(30)	7/12/2021	1.31%							2,000	2,280
													13,412	11,530
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		9.83%	L+	5.00%		6/10/2026	774	749	774
			Secured Debt	(9)	6/14/2021		9.63%	L+	5.00%		6/10/2028	19,832	19,568	19,832
													20,317	20,606
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9)	11/14/2017		13.14%	L+	6.50%	2.00%	11/14/2023	14,373	14,351	14,373
			Secured Debt	(9)	11/14/2017		13.14%	L+	6.50%	2.00%	11/14/2023	4,472	4,465	4,472
			Secured Debt	(9)	11/14/2017		13.33%	L+	6.50%	2.00%	11/14/2023	5,883	5,873	5,883
			Secured Debt	(9)	11/14/2017		13.23%	L+	6.50%	2.00%	11/14/2023	1,687	1,685	1,687

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	11/14/2017		13.33%	L+	6.50%	2.00%	11/14/2023	2,476	2,472	2,476
													28,846	28,891
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—
													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (28)	6/14/2021		11.34%	SF+	6.50%		6/4/2026	15,178	15,079	14,646
													15,079	14,646
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25)	5/18/2022			L+	6.00%		5/18/2027	—	(10)	(10)
			Secured Debt	(9)	5/18/2022		10.73%	L+	6.00%		5/18/2027	7,993	7,919	7,919
			Secured Debt	(9)	5/18/2022		10.73%	L+	6.00%		5/18/2027	6,133	6,083	6,133
			Common Equity		12/30/2022	245,926							246	246
													14,238	14,288
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28) (33)	2/7/2022		11.06%	SF+	6.25%		2/7/2027	1,868	1,773	1,830
			Secured Debt	(9) (28) (33)	2/7/2022		11.08%	SF+	6.25%		2/7/2027	38,918	38,307	38,110
			Secured Debt	(9) (28)	3/27/2023		11.14%	SF+	6.25%		2/7/2027	4,930	4,804	4,828
													44,884	44,768
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,696	2,696	25

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (34)	8/6/2021		12.34%	L+	7.50%		8/6/2026	5,000	4,933	4,559
			Secured Debt	(9)	8/6/2021		12.35%	L+	7.50%		8/6/2026	18,588	18,334	16,948
													23,267	21,507
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,650

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (28) (35)	8/16/2022		12.33%	SF+	7.50%		8/16/2027	3,212	3,003	3,129
			Secured Debt	(9) (25) (28)	8/16/2022			SF+	7.50%		8/16/2027	—	(70)	(70)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (28)	8/16/2022		12.26%	SF+	7.50%		8/16/2027	14,317	14,068	13,944
			Common Stock		8/16/2022	201							201	201
													17,202	17,204
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (25)	4/13/2018			L+	7.50%		6/30/2023	—	—	—
			Secured Debt	(9)	4/13/2018		12.44%	L+	7.50%		6/30/2023	5,634	5,632	5,634
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	380
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,190	1,190
													7,598	7,204
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (28)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9) (28)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (28)	11/19/2020		12.95%	SF+	8.00%		10/30/2025	3,495	3,443	3,384
			Secured Debt	(9) (28)	11/19/2020		12.95%	SF+	8.00%		10/30/2025	4,989	4,940	4,830
			Secured Debt	(9) (28)	11/19/2020		12.95%	SF+	8.00%		10/30/2025	23,305	23,027	22,564
													31,410	30,778
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (28)	2/10/2022		10.97%	SF+	6.25%		2/10/2028	9,199	9,049	8,739

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,565	2,091
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,979	950
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,682	2,148
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							8,165	9,362
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(30)	3/30/2015	0.84%							5,358	1,688

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							5,749	6,062
													28,498	22,301
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (28)	5/23/2022		11.43%	SF+	6.50%		5/23/2027	983	940	976
			Secured Debt	(9) (28)	5/23/2022		11.43%	SF+	6.50%		5/23/2028	16,256	15,980	16,138
													16,920	17,114
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		10.96%	L+	6.00%		6/30/2027	6,806	6,750	5,963

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (28) (29)	12/22/2021		11.73%	SF+	7.00%		12/22/2026	3,692	3,665	3,504
			Secured Debt	(9) (28) (29)	12/22/2021		11.73%	SF+	7.00%		12/22/2026	44,308	43,977	42,045
													47,642	45,549
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (28)	3/24/2022		12.55%	SF+	7.50%		1/2/2026	982	982	982
			Secured Debt	(9) (28)	1/4/2021		12.55%	SF+	7.50%		1/2/2026	11,095	10,872	11,095
													11,854	12,077
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,512
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,512
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt	(28)	1/2/2019		10.17%	SF+	5.25%		12/19/2025	20,444	20,379	19,319

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		11.46%	L+	6.50%		10/2/2024	1,136	1,129	1,132
			Secured Debt	(9)	10/18/2019		11.46%	L+	6.50%		10/2/2024	10,707	10,673	10,683
													11,802	11,815
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (28) (36)	9/30/2022		10.99%	SF+	6.00%		9/30/2028	353	335	353
			Secured Debt	(9) (28)	9/30/2022		11.11%	SF+	6.00%		9/30/2028	303	286	286
			Secured Debt	(9) (28)	9/30/2022		10.58%	SF+	6.00%		9/30/2028	3,642	3,576	3,642
													4,197	4,281

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	332	331	324
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	3,394	3,384	3,308
													3,715	3,632
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(59)	(59)
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(59)	(59)
			Secured Debt	(9) (28)	8/1/2022		11.12%	SF+	6.50%		8/1/2027	16,748	16,458	16,748
													16,340	16,630
Heartland Dental, LLC	(10)	Dental Support Organization
			Secured Debt	(9)	9/9/2020		11.34%	L+	6.50%		4/30/2025	14,588	14,381	13,676

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.92%	L+	6.00%		10/23/2026	25,226	25,226	24,317

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (28)	6/30/2021		13.10%	SF+	8.25%		6/30/2026	7,088	6,993	5,822

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (28)	7/30/2021			SF+	5.75%		7/30/2026	—	(26)	—
			Secured Debt	(9) (28)	7/30/2021		10.59%	SF+	5.75%		7/30/2028	14,475	14,289	14,320
													14,263	14,320
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (28)	6/1/2017		13.99%	SF+	7.75%	1.50%	4/30/2024	18,568	18,461	16,895

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(9)	8/20/2020		15.25%	P+	7.50%	15.25%	4/16/2023	7,294	7,294	7,294
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	18,428	17,664	6,010
			Secured Debt	(28)	11/28/2022		14.95%	SF+	10.00%	14.95%	4/16/2023	2,378	2,358	2,303
			Secured Debt	(28)	2/13/2023		14.66%	SF+	10.00%	14.66%	4/16/2023	2,474	2,424	2,397
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			3,235	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,558,333							1,558	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Warrants	(25) (46)	11/20/2018	242,914					11/19/2028		—	—
													34,533	18,004
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	1,004	973	1,004
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	19,190	18,928	19,190
			Preferred Member Units	(8) (29)	1/31/2018	144	10.00%			10.00%			131	147
			Preferred Member Units	(8) (29)	5/17/2019	80	20.00%			20.00%			94	95
			Member Units	(29)	6/17/2016	900							900	600
													21,026	21,036
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/1/2021			L+	5.50%		11/1/2026	—	(17)	(17)
			Secured Debt	(9)	11/1/2021		10.23%	L+	5.50%		11/1/2026	8,593	8,469	8,593
													8,452	8,576
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt		12/9/2021		14.76%	L+	10.00%		8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14)	8/7/2019		11.63%	L+	7.00%	11.63%	8/7/2023	7,313	7,237	1,082
			Common Stock		12/7/2021	2,143							—	—
													9,072	2,863
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		10.84%	L+	6.00%		7/19/2025	20,414	20,370	15,719

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (37)	8/28/2019		11.32%	L+	6.50%		8/28/2025	726	722	726
			Secured Debt	(9)	8/28/2019		11.23%	L+	6.50%		8/28/2025	16,889	16,794	16,889
													17,516	17,615
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		10.48%	L+	5.75%		3/25/2027	6,938	6,794	5,978

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	6/21/2018		9.93%	L+	7.75%		6/14/2025	5,053	5,036	1,718

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.23%	L+	7.50%		11/4/2024	488	473	487
			Secured Debt	(9)	11/8/2021		12.23%	L+	7.50%		11/4/2024	2,027	2,027	2,027
			Preferred Equity	(8)	11/8/2021	2,826,667							110	500
													2,610	3,014

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(28)	11/15/2021		23.04%	SF+	18.00%	23.04%	1/31/2024	2,431	2,431	2,431
			Secured Debt	(14) (28)	8/21/2019		21.08%	SF+	16.00%	21.08%	8/21/2024	4,034	3,997	280
			Common Stock		8/21/2019	472,579							4,429	—
													10,857	2,711
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (25)	12/22/2021			L+	6.00%		12/22/2026	—	(126)	(126)
			Secured Debt	(9)	12/22/2021		10.73%	L+	6.00%		12/22/2026	36,711	36,159	36,711
			Common Equity		12/22/2021	1,684,211							1,684	2,840
													37,717	39,425
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		12.00%	L+	7.25%		10/4/2026	1,053	1,011	988
			Secured Debt	(9)	10/4/2021		12.00%	L+	7.25%		10/4/2026	7,486	7,379	7,011
													8,390	7,999
Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt	(28)	12/31/2018		10.08%	SF+	5.50%		9/21/2024	11,297	11,258	10,732

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.16%	L+	5.00%		5/9/2026	14,438	14,321	13,932

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	3,284

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (28)	5/2/2019		12.11%	SF+	7.25%		9/25/2023	8,065	8,053	7,969
			Secured Debt	(9) (28) (38)	5/2/2019		12.13%	SF+	7.25%		9/25/2023	9,197	9,172	9,087
			Secured Debt	(9) (28)	5/12/2022		12.09%	SF+	7.25%		9/25/2023	10,812	10,749	10,683
													27,974	27,739
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		13.75%	L+	9.00%		8/16/2026	4,433	4,364	4,081

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		10.59%	L+	5.75%		12/22/2024	19,662	19,111	16,098

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		12.30%	L+	7.25%		3/15/2026	1,825	1,788	1,808
			Secured Debt	(9)	3/15/2021		12.30%	L+	7.25%		3/15/2026	15,245	15,061	15,102
													16,849	16,910
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (28) (32)	1/28/2021		10.72%	SF+	6.00%		1/29/2027	9,259	9,184	9,259
			Secured Debt	(9) (28)	1/28/2021		10.72%	SF+	6.00%		1/29/2027	7,856	7,770	7,856
													16,954	17,115
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (28)	4/4/2022			SF+	6.25%		4/3/2028	—	(60)	(60)
			Secured Debt	(9) (28)	4/4/2022		11.09%	SF+	6.25%		4/3/2028	25,722	25,294	24,856
													25,234	24,796
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		11.08%	L+	6.25%		10/24/2024	18,769	18,590	18,366

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		12.11%	L+	7.00%		5/24/2027	1,930	1,869	1,869
			Secured Debt	(9)	5/24/2022		11.73%	L+	7.00%		5/24/2027	10,107	9,933	10,892
			Secured Debt	(9)	5/24/2022		11.73%	L+	7.00%		5/24/2027	17,038	16,763	17,038
			Common Stock		8/30/2022	44,445,814							889	889
													29,454	30,688
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9) (14)	4/28/2017		10.71%	L+	5.50%		4/26/2024	3,849	3,837	115

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			L+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (25)	12/18/2019			L+	6.25%		12/18/2024	—	(33)	(33)
			Secured Debt	(9)	12/18/2019		11.00%	L+	6.25%		12/18/2024	21,666	21,449	21,666
													21,415	21,633
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (28)	7/12/2016		13.30%	SF+	7.25%	1.00%	6/7/2024	4,298	4,298	4,126

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (28) (39)	5/7/2021		12.85%	SF+	8.00%		5/7/2026	4,963	4,829	4,662
			Secured Debt	(9) (28)	5/7/2021		12.87%	SF+	8.00%		5/7/2026	39,642	38,945	37,237
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	6,838	6,545	6,472
													50,319	48,371
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,474	4,474	88

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		10.89%	L+	6.25%		11/19/2028	13,860	13,748	13,514

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (28)	1/19/2022		10.70%	SF+	5.75%		1/19/2027	1,082	984	1,055
			Secured Debt	(9) (28)	1/19/2022		10.78%	SF+	5.75%		1/19/2027	3,237	3,150	3,158
			Secured Debt	(9) (28)	1/19/2022		10.48%	SF+	5.75%		1/19/2027	18,739	18,326	18,281
													22,460	22,494
Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9) (25)	7/6/2020			L+	6.25%		7/6/2026	—	(17)	(17)
			Secured Debt	(9)	7/6/2020		10.89%	L+	6.25%		7/6/2026	29,363	28,960	28,998
													28,943	28,981
PTL US Bidco, Inc	(13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	8/19/2022		14.25%	P+	6.25%		8/19/2027	1,431	1,266	1,392
			Secured Debt	(9) (28)	8/19/2022		12.32%	SF+	7.25%		8/19/2027	28,109	27,620	27,344
													28,886	28,736
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (28)	4/8/2021		11.47%	SF+	6.75%		4/8/2026	383	373	346
			Secured Debt	(9) (28)	4/8/2021		11.63%	SF+	6.75%		4/8/2026	13,369	13,251	12,052
													13,624	12,398
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		10.31%	L+	5.50%		12/20/2024	19,914	19,721	15,273

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	20
			Warrants	(26)	11/12/2015	327,532					10/20/2025		425	—
													471	20
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (28)	8/27/2021			SF+	6.50%		8/27/2026	—	(10)	—
			Secured Debt	(9) (28)	8/27/2021		11.35%	SF+	6.50%		8/27/2026	2,333	2,294	2,300
			Secured Debt	(9) (28)	8/27/2021		11.35%	SF+	6.50%		8/27/2026	3,173	3,128	3,128
													5,412	5,428
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9) (28)	9/1/2020		12.52%	SF+	7.75%		9/1/2025	2,055	2,038	1,882
			Secured Debt	(9) (28)	9/1/2020		12.52%	SF+	7.75%		9/1/2025	15,364	15,266	14,069
													17,304	15,951
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (28)	7/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	5,625	5,595	5,176
			Secured Debt	(9) (28)	7/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	8,340	8,238	7,674
													13,833	12,850
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	5/14/2021		10.34%	SF+	5.50%		4/26/2028	5,642	5,576	5,416

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	590	582	533
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	1,544	1,519	1,395
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	7,732	7,615	6,989
			Common Equity		10/29/2021	95,238							200	97
													9,916	9,014
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			L+	5.25%		12/13/2026	—	(66)	(66)
			Secured Debt	(9)	12/10/2021		10.03%	L+	5.25%		12/13/2026	41,151	40,540	41,151
			Common Equity		12/10/2021	863,636							864	1,316
													41,338	42,401
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25) (28)	7/1/2022			SF+	7.50%		7/1/2027	—	(54)	(54)
			Secured Debt	(9) (28)	7/1/2022		12.23%	SF+	7.50%		7/1/2027	15,888	15,617	15,888
			Common Stock		7/1/2022	638,710							639	639
													16,202	16,473
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (22)	9/14/2017		12.02%	L+	7.00%		9/12/2024	13,146	13,111	11,958

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9) (28)	10/22/2021		10.54%	SF+	5.50%		10/1/2028	7,585	7,524	7,272

Tacala Investment Corp.	(33)	Quick Service Restaurant Group
			Secured Debt	(9) (31)	3/19/2021		8.34%	L+	3.50%		2/5/2027	1,974	1,974	1,943

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		9.93%	L+	5.00%		12/18/2027	14,926	14,666	14,552

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,170

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	1,980

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (28)	5/17/2017		13.16%	SF+	8.40%	7.25%	5/2/2026	18,683	18,620	4,904

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		10.38%	L+	5.75%		9/8/2026	33,492	32,983	33,492

UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (28)	1/11/2023		12.13%	SF+	7.50%		4/5/2029	4,000	3,885	3,885

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			L+	5.25%		11/3/2025	—	(574)	(574)
			Secured Debt	(9)	11/9/2020		10.83%	L+	6.00%		11/3/2027	17,640	17,352	15,196
													16,778	14,622
Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		10.63%	L+	6.00%		10/1/2026	15,101	14,978	11,137

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,340

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,930

Wahoo Fitness Acquisition L.L.C.	(11)	Fitness Training Equipment Provider
			Secured Debt	(9) (28)	2/27/2023		14.93%	SF+	5.25%	4.75%	4/30/2023	2,006	1,956	1,956
			Secured Debt	(9) (14) (28)	8/17/2021		10.64%	SF+	5.75%		8/12/2028	14,625	14,284	6,216
													16,240	8,172
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			L+	7.00%		7/19/2026	—	(5)	(5)
			Secured Debt	(9)	7/19/2021		11.75%	L+	7.00%		7/19/2026	4,208	4,151	4,124
			Common Stock		7/19/2021	400,000							400	420
													4,546	4,539
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (40)	12/17/2021		11.07%	L+	6.25%		12/17/2026	1,945	1,911	1,938
			Secured Debt	(9)	12/17/2021		10.98%	L+	6.00%		12/17/2026	390	362	388
			Secured Debt	(9)	12/17/2021		10.98%	L+	6.25%		12/17/2026	28,884	28,542	28,780
													30,815	31,106
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25) (28)	3/1/2022			SF+	6.00%		3/1/2028	—	(19)	(19)
			Secured Debt	(9) (28)	3/1/2022		10.79%	SF+	6.00%		3/1/2028	10,767	10,591	10,762
			Common Stock		3/1/2022	1,541,400							1,541	2,170
													12,113	12,913
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25)	11/19/2021			L+	7.00%		11/19/2026	—	(32)	—
			Secured Debt	(9) (25)	11/19/2021			L+	7.00%		11/19/2026	—	(16)	(16)
			Secured Debt	(9)	11/19/2021		11.75%	L+	7.00%		11/19/2026	10,000	9,854	9,999
													9,806	9,983
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt		12/17/2021		9.92%	L+	5.25%		12/17/2026	1,260	1,056	1,248
			Secured Debt		12/17/2021		10.34%	L+	5.25%		12/17/2027	24,239	23,827	24,019
			Secured Debt		12/17/2021		10.35%	L+	5.25%		12/17/2027	38,118	37,532	37,772

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													62,415	63,039
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		14.50%	P+	6.00%		8/9/2026	12,471	12,192	11,226

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (28) (38)	2/11/2022		12.15%	SF+	7.25%		3/1/2024	17,468	17,287	17,468
			Secured Debt	(9) (28) (38)	2/11/2022		12.12%	SF+	7.25%		3/1/2024	4,378	4,357	4,372
													21,644	21,840
Subtotal Non-Control/Non-Affiliate Investments (82.3% of net assets at fair value)													$1,890,979	$1,788,687
Total Portfolio Investments, March 31, 2023 (191.5% of net assets at fair value)													$3,797,714	$4,160,917

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 92% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.08%.
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
(16)External Investment Manager. Investment is not encumbered as security for the Company's Credit Facilities or in support of the SBA-guaranteed debentures issued by the Funds.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)
(21)Portfolio company headquarters are located outside of the United States.
(22)In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company’s investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $16.2 million Canadian Dollars and receive $12.5 million U.S. Dollars with a settlement date of September 14, 2023. The unrealized appreciation on the forward foreign currency contract was $0.5 million as of March 31, 2023.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of Prime+5.10% (Floor 2.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of March 31, 2023. The position may earn a nominal unused facility fee on committed amounts.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.35%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(32)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%). Each new draw or funding on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(33)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(34)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(35)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(36)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)
(37)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+6.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(38)As of March 31, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(39)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(40)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(41)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(42)Index based floating interest rate is subject to contractual maximum base rate of 2.00%.
(43)Index based floating interest rate is subject to contractual maximum base rate of 3.50%.
(44)Index based floating interest rate is subject to contractual maximum base rate of 2.50%.
(45)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(46)Warrants are presented in equivalent shares/units with a strike price of $1.50 per share/unit.
(47)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+8.00% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L+	10.00%		8/16/2024	$—	$(3)	$(3)
			Secured Debt	(9)	8/16/2019		14.13%	L+	10.00%		8/16/2024	4,665	4,545	4,545
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	3,504
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,485	8,046
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,649
			Member Units		8/1/2013	1,500							1,500	800
													3,549	2,849
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	1,901	1,901	634
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,857	1,005
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,484	1,639
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,320
													2,295	4,031
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/31/2027	—	(8)	(8)
			Secured Debt	(25)	3/7/2022						3/31/2027	—	—	—
			Secured Debt		3/7/2022		11.00%				3/31/2027	11,025	10,933	10,933
			Preferred Stock	(8)	3/7/2022	4,073							4,095	4,095
													15,020	15,020
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (29) (40)	12/31/2020		13.39%	SF+	9.26%		10/31/2027	99,194	98,576	99,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,420
													112,576	130,614
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		14.12%	L+	10.00%		1/9/2023	5,964	5,964	5,964

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Class A Preferred Units	(30)	6/27/2016	2,000,000							2,000	1,330

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000.00							1,060	1,013

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	7,600	7,537	7,600
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	21,200	21,038	21,200
			Preferred Equity	(8)	10/29/2021	9,360							10,400	17,580
													38,975	46,380
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.30%							3,507	3,483
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	5.95%							6,303	5,848
													9,810	9,331
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,345	11,269	11,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	7,140
													16,169	18,485
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.22%							2,558	4,331
			LP Interests (HPEP 4, L.P.)	(31)	7/12/2022	8.71%							2,332	2,332
			LP Interests (423 COR, LP)	(31)	6/2/2022	22.93%							1,400	1,400
													6,290	8,063
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.13%	L+	6.00%		1/15/2026	3,185	3,183	3,185
			Secured Debt		12/2/2016		9.00%				1/15/2026	37,800	37,685	37,800
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(30)	12/2/2016	226							150	920
													43,868	59,365
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	3,000
			Member Units		1/8/2003	322,297							2,352	2,400
													5,352	5,400

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
Non-Control Investments (7)
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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		1/18/2022	720,000							720	660
													14,040	13,835
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9) (25) (29)	12/23/2022			SF+	7.25%		12/23/2027	—	(57)	(57)
			Secured Debt	(9) (29)	12/23/2022		12.17%	SF+	7.25%		12/23/2027	29,071	27,927	27,927
			Common Equity		12/15/2021	360							360	406
													28,230	28,276
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%			1.50%	1/6/2024	195	195	195
			Preferred Member Units	(8) (30)	7/6/2018	1,548,387	8.00%			8.00%			1,161	4,561
			Preferred Member Units	(8) (25) (30)	11/12/2019	122,416				16.00%			—	270
													1,356	5,026
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (29)	6/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(76)	(76)
			Secured Debt	(9) (29)	6/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	27,505	27,020	27,505
													26,944	27,429
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (25)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	8/28/2020		12.94%	L+	8.50%		8/28/2025	3,239	2,280	3,139
			Common Stock	(8)	10/1/2020	723,184							1	4,860
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	1,095
													3,317	9,094
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	2,916
													7,817	3,677
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.55%							7,062	4,727
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.59%							4,350	4,541
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	1.31%							2,000	2,229
													13,412	11,497

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (31)	1/22/2015	0.10%							3,699	2,019
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (31)	3/25/2015	0.15%							8,236	9,351
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(31)	3/30/2015	0.84%							5,358	1,688
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (31)	3/27/2015	0.25%							6,023	5,718
													28,866	21,905
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (29)	5/23/2022		11.68%	SF+	6.50%		5/23/2027	131	85	131
			Secured Debt	(9) (29)	5/23/2022		10.92%	SF+	6.50%		5/23/2028	16,338	16,047	16,338
													16,132	16,469
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		10.70%	L+	6.00%		6/30/2027	6,823	6,764	6,141

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (30)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,663	3,507
			Secured Debt	(9) (30)	12/22/2021		10.67%	L+	7.00%		12/22/2026	44,308	43,955	42,083
													47,618	45,590
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (29)	3/24/2022		11.21%	SF+	7.50%		1/2/2026	736	736	736
			Secured Debt	(9) (29)	1/4/2021		12.19%	SF+	7.50%		1/2/2026	11,095	10,852	11,095
													11,588	11,831
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,512
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,512
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt	(29)	1/2/2019		9.44%	SF+	5.25%		12/19/2025	20,497	20,427	19,472

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9)	10/18/2019		11.20%	L+	6.50%		10/2/2024	2,177	2,169	2,171
			Secured Debt	(9)	10/18/2019		11.24%	L+	6.50%		10/2/2024	10,734	10,695	10,705
													12,864	12,876
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(25)	12/17/2021			L+	5.25%		12/17/2026	—	(218)	(218)
			Secured Debt		12/17/2021		10.84%	L+	5.25%		12/17/2027	24,300	23,864	24,135
			Secured Debt		12/17/2021		8.63%	L+	5.25%		12/17/2027	38,311	37,691	38,051
													61,337	61,968
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		9.51%	L+	5.50%		8/9/2024	12,659	12,619	12,127

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (29)	2/11/2022		11.67%	SF+	7.25%		3/1/2024	17,512	17,279	17,512
			Secured Debt	(9) (29) (33)	2/11/2022		11.67%	SF+	7.25%		3/1/2024	4,389	4,360	4,379
													21,639	21,891
Subtotal Non-Control/Non-Affiliate Investments (84.4%% of net assets at fair value)													$1,867,414	$1,780,646
Total Portfolio Investments, December 31, 2022 (194.5%% of net assets at fair value)													$3,773,752	$4,102,177
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facilities or in support of the SBA-guaranteed debentures issued by the Funds.
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
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC”, or together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.
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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
MSCC has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSCC generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
Main Street has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSCC to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSCC also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (the “Structured Subsidiaries”).
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and financial position as of March 31, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street or to its portfolio companies. Accordingly, as noted above, MSCC’s consolidated financial statements include the financial position and operating results for the Funds, the Taxable Subsidiaries and the Structured Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
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
Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies and that can be more liquid than the debt securities issued by LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at Main Street’s determination of fair value on its investments in a total of 19 LMM portfolio companies for the three months ended March 31, 2023, representing 30% of the total LMM portfolio at fair value as of March 31, 2023, and on a total of 19 LMM portfolio companies for the three months ended March 31, 2022, representing 30% of the total LMM portfolio at fair value as of March 31, 2022. Excluding its investments in LMM portfolio companies that, as of March 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for the three months ended March 31, 2023 and 2022 was 32% and 36% of the total LMM portfolio at fair value, respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 19 Private Loan portfolio companies for the three months ended March 31, 2023, representing 25% of the total Private Loan portfolio at fair value as of March 31, 2023, and on a total of 18 Private Loan portfolio companies for the three months ended March 31, 2022, representing 26% of the total Private Loan portfolio at fair value as of March 31, 2022. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the three months ended March 31, 2023 and 2022 was 28% and 42% of the total Private Loan portfolio at fair value, respectively.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (90% and 89% as of March 31, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.8% of Main Street’s Investment Portfolio at fair value as of both March 31, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly rotation basis similar to its practice for other investment portfolio assets without third party quotes or other independent pricing.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of March 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to valuation policies and procedures approved and overseen by Main Street’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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
At March 31, 2023, cash balances totaling $35.2 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
4.Interest, Dividend and Fee Income
Main Street records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. Main Street evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if Main Street otherwise does not expect the debtor to be able to service its debt obligation, Main Street will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, Main Street removes it from non-accrual status.
As of March 31, 2023, Main Street’s total Investment Portfolio had 13 investments on non-accrual status, which comprised 0.6% of its fair value and 3.2% of its cost. As of December 31, 2022, Main Street’s total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2023 and 2022, (i) 2.4% and 1.2%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 1.1%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
Main Street may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$93,392	$59,441
Dividend income	24,222	16,622
Fee income	2,640	3,332
Total interest, fee and dividend income	$120,254	$79,395
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs related to Main Street’s multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) and its unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E — Debt. Deferred financing costs in connection with the Credit Facilities are capitalized as an asset. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the principal amount outstanding.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2023 and 2022, 1.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
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
To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in Note E — Debt, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.
12.Earnings per Share
Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street’s equity compensation plans are participating securities and, therefore, are included in the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.
13.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is effective for years beginning after December 15, 2023, though early adoption is permitted. The Company elected to early adopt ASU 2022-03 as of December 31, 2022 and it did not have a material impact on the consolidated financial statements and the notes thereto.

In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients provided by ASU 2020-04 during the three months ended March 31, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through the year end December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS—PORTFOLIO COMPOSITION
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
As of March 31, 2023 and December 31, 2022, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of March 31, 2023 and December 31, 2022.
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
•Contractual rights, obligations or restrictions associated with the investment; and

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2023 and December 31, 2022:

Type of Investment	Fair Value as of March 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,217,243	Discounted cash flow	WACC	9.3% - 22.3%	14.4%	15.2%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 8.5x (2)	6.8x	6.2x
Debt investments	$2,696,096	Discounted cash flow	Risk adjusted discount factor	6.0% - 16.4% (2)	10.2%	10.5%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$245,636	Market approach	Third-party quote	3.0 - 97.5	87.3	93.9
Total Level 3 investments	$4,158,975
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 3.4% - 35.0%.

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
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three-month periods ended March 31, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2023
Debt	$2,928,196	$—	$(88,300)	$106,658	$33,064	$(26,440)	$(11,446)	$2,941,732
Equity	1,166,643	—	(2,871)	8,476	(3,946)	29,890	14,022	1,212,214
Equity Warrant	5,434	—	—	—	—	2,171	(2,576)	5,029
	$4,100,273	$—	$(91,171)	$115,134	$29,118	$5,621	$—	$4,158,975
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2022
Debt	$2,509,568	$—	$(183,699)	$287,044	$2,123	$(6,807)	$—	$2,608,229
Equity	1,043,709	—	(17,569)	24,711	418	22,512	—	1,073,781
Equity Warrant	6,560	—	—	—	—	200	—	6,760
	$3,559,837	$—	$(201,268)	$311,755	$2,541	$15,905	$—	$3,688,770
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At March 31, 2023 and December 31, 2022, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,112,619	$—	$—	$2,112,619
Private Loan portfolio investments	1,491,395	—	—	1,491,395
Middle Market portfolio investments	306,244	—	—	306,244
Other Portfolio investments	116,067	—	—	116,067
External Investment Manager	132,650	—	—	132,650
Short-term portfolio investments	1,942	—	1,942	—
Total investments	$4,160,917	$—	$1,942	$4,158,975

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,060,459	$—	$—	$2,060,459
Private Loan portfolio investments	1,471,466	—	—	1,471,466
Middle Market portfolio investments	329,119	—	—	329,119
Other Portfolio investments	116,299	—	—	116,299
External Investment Manager	122,930	—	—	122,930
Short-term portfolio investments	1,904	—	1,904	—
Total investments	$4,102,177	$—	$1,904	$4,100,273
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
Main Street’s LMM investment strategy is focused on investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $75 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.
Main Street’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $10 million to $75 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.
Main Street’s Middle Market investment strategy is focused on investments in syndicated loans to or debt securities in Middle Market companies, which Main Street defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $25 million. Main Street’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for external parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended March 31, 2023 and 2022 are net of expenses allocated to the External Investment Manager of $5.0 million and $2.8 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2023 and 2022, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below):

	As of March 31, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	86	30
Fair value	$2,112.6	$1,491.4	$306.2
Cost	$1,727.9	$1,527.6	$391.0
Debt investments as a % of portfolio (at cost)	72.9%	97.1%	93.6%
Equity investments as a % of portfolio (at cost)	27.1%	2.9%	6.4%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.3%
Weighted-average annual effective yield (b)	12.6%	12.4%	11.8%
Average EBITDA (c)	$8.3	$38.1	$65.4
____________________
(a)At March 31, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of March 31, 2023 including debt investments on non-accrual status was 12.2% for its LMM portfolio, 12.0% for its Private Loan portfolio and 10.4% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
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
For the three months ended March 31, 2023 and 2022, Main Street achieved an annualized total return on investments of 13.4% and 11.8%, respectively. For the year ended December 31, 2022, Main Street achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of March 31, 2023, Main Street had Other Portfolio investments in 14 companies, collectively totaling $116.1 million in fair value and $119.7 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, Main Street had Other Portfolio investments in 14 companies, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation—Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2023, this investment had a fair value of $132.7 million and a cost basis of $29.5 million, which comprised 3.2% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	March 31, 2023	December 31, 2022
First lien debt	84.7%	85.0%
Equity	14.6	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2023	December 31, 2022
First lien debt	74.6%	75.2%
Equity	24.7	24.1
Second lien debt	0.4	0.3
Equity warrants	0.1	0.1
Other	0.2	0.3
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2023	December 31, 2022
West	28.8%	28.5%
Northeast	19.5	19.0
Southwest	19.1	20.1
Midwest	16.7	16.3
Southeast	13.9	14.0
Canada	0.4	0.6
Other Non-United States	1.6	1.5
	100.0%	100.0%

Fair Value:	March 31, 2023	December 31, 2022
West	28.4%	28.7%
Southwest	21.4	21.4
Northeast	19.1	18.8
Midwest	17.1	16.6
Southeast	12.2	12.4
Canada	0.3	0.6
Other Non-United States	1.5	1.5
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2023	December 31, 2022
Internet Software & Services	8.0%	8.0%
Machinery	7.3	7.4
Commercial Services & Supplies	6.7	6.7
Construction & Engineering	5.8	5.8
Distributors	5.2	5.1
Health Care Providers & Services	4.8	4.7
Diversified Consumer Services	4.6	4.5
Professional Services	4.6	4.2
Leisure Equipment & Products	4.5	4.5
IT Services	3.6	3.3
Specialty Retail	3.2	3.2
Energy Equipment & Services	3.1	3.7
Tobacco	3.1	3.1
Containers & Packaging	2.5	2.6
Media	2.4	2.4
Aerospace & Defense	2.4	2.3
Computers & Peripherals	2.2	2.2
Building Products	1.9	1.9
Software	1.9	1.9
Textiles, Apparel & Luxury Goods	1.8	1.9
Communications Equipment	1.8	1.8
Diversified Telecommunication Services	1.7	1.9
Auto Components	1.7	1.7
Food Products	1.6	1.6
Electronic Equipment, Instruments & Components	1.6	1.6
Diversified Financial Services	1.4	1.5
Internet & Catalog Retail	1.3	1.3
Health Care Equipment & Supplies	1.3	1.3
Food & Staples Retailing	1.1	1.2
Chemicals	1.1	1.1
Hotels, Restaurants & Leisure	1.1	1.1
Electrical Equipment	1.0	1.0
Household Products	1.0	0.4
Other (1)	2.7	3.1
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2023	December 31, 2022
Machinery	8.4%	8.4%
Internet Software & Services	6.9	6.8
Diversified Consumer Services	6.8	6.8
Commercial Services & Supplies	6.0	6.1
Construction & Engineering	5.6	5.7
Distributors	5.6	5.5
Health Care Providers & Services	4.5	4.3
Professional Services	4.1	3.8
Leisure Equipment & Products	3.9	4.0
Specialty Retail	3.3	3.5
Tobacco	3.3	3.4
IT Services	3.3	3.1
Computers & Peripherals	3.1	3.0
Media	2.9	3.0
Energy Equipment & Services	2.7	2.7
Containers & Packaging	2.6	2.8
Aerospace & Defense	2.2	2.2
Software	2.1	2.1
Building Products	1.8	1.9
Food Products	1.8	1.8
Textiles, Apparel & Luxury Goods	1.6	1.8
Diversified Financial Services	1.6	1.7
Auto Components	1.6	1.6
Diversified Telecommunication Services	1.5	1.8
Internet & Catalog Retail	1.3	1.3
Chemicals	1.1	1.1
Construction Materials	1.1	1.0
Food & Staples Retailing	1.0	1.1
Health Care Equipment & Supplies	1.0	1.0
Electrical Equipment	1.0	1.0
Other (1)	6.3	5.7
	100.0	100.0
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At March 31, 2023 and December 31, 2022, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of March 31, 2023 and December 31, 2022, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s Consolidated Statements of Operations in “Net Unrealized Appreciation (Depreciation) — Control investments.”
The External Investment Manager is an indirect wholly-owned subsidiary of MSCC owned through a Taxable Subsidiary and is a disregarded entity for tax purposes. The External Investment Manager has entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2023 and 2022, the total contribution to Main Street’s net investment income was $8.1 million and $5.1 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 is as follows:

	As of	As of
	March 31, 2023	December 31, 2022
	(dollars in thousands)
Accounts receivable - advisory clients	$9,405	$8,130
Intangible Asset	29,500	29,500
Total assets	$38,905	$37,630

Accounts payable to MSCC and its subsidiaries	$6,349	$4,455
Dividend payable to MSCC and its subsidiaries	3,056	3,675
Equity	29,500	29,500
Total liabilities and equity	$38,905	$37,630

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Management fee income	$5,470	$5,444
Incentive fees	3,304	137
Administrative services fees	151	151
Total revenues	8,925	5,732
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,268)	(2,260)
Other G&A expenses	(730)	(557)
Total allocated expenses	(4,998)	(2,817)
Pre-tax income	3,927	2,915
Tax expense	(871)	(642)
Net income	$3,056	$2,273

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE E — DEBT
Summary of debt as of March 31, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$394,000	$—	$394,000	$394,000
SPV Facility	170,000	—	170,000	170,000
July 2026 Notes	500,000	(1,733)	498,267	438,945
May 2024 Notes	450,000	590	450,590	439,754
SBIC Debentures	334,000	(5,794)	328,206	261,555
December 2025 Notes	150,000	(1,422)	148,578	153,598
Total Debt	$1,998,000	$(8,359)	$1,989,641	$1,857,852
____________________
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
Summary of debt as of December 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$407,000	$—	$407,000	$407,000
SPV Facility	200,000	—	200,000	200,000
July 2026 Notes	500,000	(1,864)	498,136	434,250
May 2024 Notes	450,000	727	450,727	444,749
SBIC Debentures	350,000	(6,086)	343,914	290,204
December 2025 Notes	100,000	(675)	99,325	106,607
Total Debt	$2,007,000	$(7,898)	$1,999,102	$1,882,810
____________________
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Summarized interest expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Corporate Facility	$6,610	$2,059
SPV Facility	3,427	—
July 2026 Notes	3,882	3,882
May 2024 Notes	5,714	5,714
SBIC Debentures	2,752	2,799
December 2025 Notes	2,612	—
December 2022 Notes	—	2,233
Total Interest Expense	$24,997	$16,687
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $334.0 million as of March 31, 2023 and $350.0 million as of December 31, 2022. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 2.9% as of March 31, 2023 and December 31, 2022. The first principal maturity due under the existing SBIC debentures is in 2024, and the weighted-average remaining duration as of March 31, 2023 was 5.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of March 31, 2023, the SBIC debentures consisted of (i) $159.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $156.2 million that was net of unamortized debt issuance costs of $2.8 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.0 million that was net of unamortized debt issuance costs of $3.0 million.
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of March 31, 2023, the Corporate Facility included total commitments of $980.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of March 31, 2023, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2023, the interest rate on the Corporate Facility was 6.6%. The average interest rate for borrowings under the Corporate Facility was 6.5% and 2.0% for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
In November 2022 and December 2022, MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into (i) the SPV Facility with MSCC as collateral manager and (ii) a lender joinder agreement (the “Joinder Agreement”) to the SPV Facility that increased the total number of lenders from three to four lenders and increased the total commitments under the SPV Facility from $240.0 million to $255.0 million, respectively. As of March 31, 2023, the SPV Facility included total commitments of $255.0 million and an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2023, the interest rate on the SPV Facility was 7.3%. The average interest rate for borrowings under the SPV Facility was 7.1% for the three months ended March 31, 2023. As of March 31, 2023, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding balance sheets as of March 31, 2023 and December 31, 2022 are as follows:
Balance Sheets
(dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $300,018 and $314,752 as of March 31, 2023 and December 31, 2022, respectively)	$301,102	$316,507
Cash and cash equivalents	10,865	10,838
Interest and dividend receivable and other assets	3,281	2,828
Accounts receivable to MSCC and its subsidiaries	—	556
Receivable for securities sold	62	369
Deferred financing costs (net of accumulated amortization of $282 and $141 as of March 31, 2023 and December 31, 2022, respectively)	2,679	2,630
Total assets	317,989	333,728
LIABILITIES
SPV Facility	$170,000	$200,000
Accounts payable and other liabilities	192	112
Interest payable	1,104	1,272
Total liabilities	171,296	201,384
NET ASSETS
Contributed capital	136,883	126,010
Total undistributed earnings	9,810	6,334
Total net assets	146,693	132,344
Total liabilities and net assets	$317,989	$333,728

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding statement of operations for the three months ended March 31, 2023 are as follows:
Statement of Operations
(dollars in thousands)
(Unaudited)

March 31, 2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$8,717
EXPENSES:
Interest	(3,428)
Management Fee to MSCC	(365)
General and administrative	(57)
Total expenses	(3,850)
NET INVESTMENT INCOME (LOSS)	4,867
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(1,391)
SBIC debentures	—
Total net unrealized appreciation (depreciation)	(1,391)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,476
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
As of March 31, 2023, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
July 2026 Notes
In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”) at an issue price of 99.004%. Subsequently, in October 2021, Main Street issued an additional $200.0 million aggregate principal amount of the July 2026 Notes at an issue price of 101.741%. The July 2026

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
As of March 31, 2023, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
December 2025 Notes
In December 2022, Main Street issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Series A Notes”) at par. In February 2023, Main Street issued an additional $50.0 million in aggregate principal amount of 7.53% Series B unsecured notes due December 23, 2025 (the “December 2025 Series B Notes” and, together with the December 2025 Series A Notes, the “December 2025 Notes”), at par. The December 2025 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The December 2025 Notes may be redeemed in whole or in part at any time at Main Street’s option at par plus accrued interest to the prepayment date, subject to certain make-whole provisions. The December 2025 Series A Notes and the December 2025 Series B Notes bear interest at a rate of 7.84% and 7.53% per year, respectively, payable semiannually on June 23 and December 23 of each year. In addition, Main Street is obligated to offer to repay the December 2025 Notes at par plus accrued and unpaid interest if certain change in control events occur. The December 2025 Notes will bear interest at an increased rate from the date that (i) the December 2025 Notes receive a below investment grade rating by a rating agency if there is one or two rating agencies providing ratings of the December 2025 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), or (ii) the ratio of the Company’s consolidated secured indebtedness (other than indebtedness of the Funds or any Structured Subsidiaries) to the value of its consolidated total assets is greater than 0.35 to 1.00 (a “Secured Debt Ratio Event”), to and until the date on which the Below Investment Grade Event and the Secured Debt Ratio Event are no longer continuing. The governing agreement for the December 2025 Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, as well as customary events of default with customary cure and notice periods.
As of March 31, 2023, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2023	2022
NAV at the beginning of the period	$26.86	$25.29
Net investment income (1)	1.02	0.73
Net realized gain (loss) (1)(2)	(0.36)	0.05
Net unrealized appreciation (depreciation) (1)(2)	0.44	0.20
Income tax benefit (provision) (1)(2)	(0.10)	(0.07)
Net increase in net assets resulting from operations (1)	1.00	0.91
Dividends paid from net investment income	(0.85)	(0.72)
Dividends paid	(0.85)	(0.72)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.15	0.35
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.03
Other (3)	0.05	0.04
NAV at the end of the period	$27.23	$25.89
Market value at the end of the period	$39.46	$42.64
Shares outstanding at the end of the period	79,794,089	72,370,407
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

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
NAV at end of period	$2,172,922	$1,873,654
Average NAV	$2,140,754	$1,831,250
Average outstanding debt	$1,992,000	$1,784,750
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	2.21%	1.76%
Ratio of operating expenses to average NAV (2)(3)	1.84%	1.48%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.67%	0.57%
Ratio of net investment income to average NAV (2)	3.78%	2.85%
Portfolio turnover ratio (2)	1.54%	6.49%
Total investment return (2)(4)	9.13%	(3.32)%
Total return based on change in NAV (2)(5)	3.77%	3.64%
____________________
(1)Total expenses are the sum of operating expenses and net income tax provision. Net income tax provision includes the accrual of net deferred tax provision relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

vary significantly from period to period. Main Street is required to include net deferred tax provision in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $5.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.
(4)Total investment return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by Main Street’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items.
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.225 per share, totaling $53.6 million, or $0.675 per share, for the three months ended March 31, 2023 compared to aggregate regular monthly dividends of $46.0 million, or $0.645 per share, for the three months ended March 31, 2022. Main Street also paid a supplemental dividend of $14.0 million, or $0.175 per share, during the three months ended March 31, 2023 compared to supplemental dividends paid of $5.4 million, or $0.075 per share, during the three months ended March 31, 2022.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$79,592	$65,203
Book-tax difference from share-based compensation expense	2,747	2,818
Net unrealized appreciation	(35,118)	(14,752)
Income tax provision	8,114	5,097
Pre-tax book (income) loss not consolidated for tax purposes	15,791	(2,933)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	5,824	2,862
Estimated taxable income (1)	76,950	58,295
Taxable income earned in prior year and carried forward for distribution in current year	49,216	50,834
Taxable income earned prior to period end and carried forward for distribution next period	(76,289)	(72,844)
Dividend payable as of period end and paid in the following period	18,036	15,519
Total distributions accrued or paid to common stockholders	$67,913	$51,804
____________________
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$140	$52
State	857	543
Excise	740	714
Total current tax expense	1,737	1,309
Deferred tax expense:
Federal	5,806	2,807
State	571	981
Total deferred tax expense	6,377	3,788

Total income tax provision	$8,114	$5,097
The net deferred tax liability at March 31, 2023 and December 31, 2022 was $54.2 million and $47.8 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2023, Main Street sold 1,055,416 shares of its common stock at a weighted-average price of $39.15 per share and raised $41.3 million of gross proceeds under the ATM Program. Net proceeds were $40.9 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2023, sales transactions representing 27,570 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of March 31, 2023, 9,407,268 shares remained available for sale under the ATM Program.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

During the year ended December 31, 2022, Main Street completed a public equity offering (the “Equity Offering”) of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $55.1 million.
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
Summarized DRIP information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
DRIP participation	$7,808	$4,813
Shares issued for DRIP	199,282	114,043

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2023.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(48,792)
Restricted stock available for issuance as of March 31, 2023	4,951,208
As of March 31, 2023, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(3,825)
Restricted stock available for issuance as of March 31, 2023	296,175
For the three months ended March 31, 2023 and 2022, Main Street recognized total share-based compensation expense of $4.1 million and $2.8 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSAs for the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		( $ per share)
Non-vested, December 31, 2022	817,401		$38.78
Granted (1)	34,547		38.70
Vested (1)(2)	(35,092)		39.16
Forfeited	(7,581)		40.72
Non-vested, March 31, 2023	809,275		$38.74
Aggregate intrinsic value as of March 31, 2023 (in thousands)	$31,934	(3)
___________________________
(1)Restricted units generally vest over a three-year period from the grant date (as noted above).
(2)Vested shares included 10,489 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of March 31, 2023 and $39.46 per share, the closing price of our common stock on March 31, 2023.

The total fair value of RSAs that vested during the three months ended March 31, 2023 was $1.4 million.
As of March 31, 2023, there was $21.6 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.2 years as of March 31, 2023.
NOTE K — COMMITMENTS AND CONTINGENCIES
At March 31, 2023, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
3,300

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	6,733
Freeport Financial SBIC Fund LP	3,841

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

10,574

Harris Preston Fund Investments
HPEP 4, L.P.	7,668
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 MH, L.P.	52
9,875

MS Private Loan Fund I, LP	750

UnionRock Energy Fund II, LP	2,124

Total Equity Commitments (1)(2)	$26,623

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Dalton US Inc.	$16,865
Xenon Arc, Inc.	11,340
HEADLANDS OP-CO LLC	10,125
MS Private Loan Fund I, LP	10,000
JTI Electrical & Mechanical, LLC	8,421
PTL US Bidco, Inc	8,110
AMEREQUIP LLC.	7,704
SI East, LLC	7,500
NinjaTrader, LLC	7,472
Archer Systems, LLC	7,115
Veregy Consolidated, Inc.	5,875
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465
Winter Services LLC	4,444
Channel Partners Intermediateco, LLC	4,346
Direct Marketing Solutions, Inc.	4,250
Bettercloud, Inc.	4,189
Microbe Formulas, LLC	3,601
Watterson Brands, LLC	3,453
Classic H&G Holdco, LLC	3,440
Paragon Healthcare, Inc.	3,245
VVS Holdco, LLC	3,200
SPAU Holdings, LLC	3,194
MetalForming AcquireCo, LLC	2,795
Batjer TopCo, LLC	2,700
Infolinks Media Buyco, LLC	2,520
IG Parent Corporation	2,500

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Nebraska Vet AcquireCo, LLC	2,500
CaseWorthy, Inc.	2,459
West Star Aviation Acquisition, LLC	2,411
Centre Technologies Holdings, LLC	2,400
GRT Rubber Technologies LLC	2,385
ArborWorks, LLC	2,339
NWN Corporation	2,335
Bluestem Brands, Inc.	2,154
MB2 Dental Solutions, LLC	2,023
PPL RVs, Inc.	2,000
The Affiliati Network, LLC	2,000
Cody Pools, Inc.	1,896
Elgin AcquireCo, LLC	1,877
GULF PACIFIC ACQUISITION, LLC	1,868
Mako Steel, LP	1,826
Johnson Downie Opco, LLC	1,800
Career Team Holdings, LLC	1,800
Engineering Research & Consulting, LLC	1,638
MonitorUS Holding, LLC	1,634
Trantech Radiator Topco, LLC	1,600
Colonial Electric Company LLC	1,600
Chamberlin Holding LLC	1,600
Roof Opco, LLC	1,556
Burning Glass Intermediate Holding Company, Inc.	1,549
Pearl Meyer Topco LLC	1,500
AVEX Aviation Holdings, LLC	1,474
ATS Operating, LLC	1,440
RTIC Subsidiary Holdings, LLC	1,370
American Health Staffing Group, Inc.	1,333
Evergreen North America Acquisitions, LLC	1,313
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200
GS HVAM Intermediate, LLC	1,136
AB Centers Acquisition Corporation	1,112
KMS, LLC	1,086
Wahoo Fitness Acquisition L.L.C.	1,000
Eastern Wholesale Fence LLC	967
RA Outdoors LLC	894
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Project BarFly, LLC	760
DTE Enterprises, LLC	750
Jensen Jewelers of Idaho, LLC	500
Jackmont Hospitality, Inc.	400
Clad-Rex Steel, LLC	400

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Wall Street Prep, Inc.	400
Gulf Publishing Holdings, LLC	400
Flame King Holdings, LLC	400
Adams Publishing Group, LLC	394
Invincible Boat Company, LLC.	353
ASC Interests, LLC	300
AAC Holdings, Inc.	240
Acousti Engineering Company of Florida	53
Acumera, Inc.	15
Interface Security Systems, L.L.C	1

Total Loan Commitments	228,660

Total Commitments	$255,283
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2023.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At March 31, 2023, Main Street had a receivable of $9.4 million due from the External Investment Manager, which included (i) $6.3 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.1 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May dividend on such date. Main Street’s purchase of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of March 31, 2023, Main Street owned 94,697 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of March 31, 2023, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2023, there were no borrowings outstanding under the PL Fund 2022 Note.
In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of March 31, 2023, $17.2

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.2 million is deferred into phantom Main Street stock units, representing 156,122 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.
NOTE M — SUBSEQUENT EVENTS
In May 2023, Main Street declared a supplemental cash dividend of $0.225 per share payable in June 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the second quarter of 2023 of $0.225 per share for each of April, May and June 2023.
In May 2023, Main Street also declared regular monthly dividends of $0.23 per share for each month of July, August and September of 2023. These regular monthly dividends equal a total of $0.69 per share for the third quarter of 2023, representing a 7.0% increase from the regular monthly dividends paid in the third quarter of 2022. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2023, Main Street will have paid $37.56 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	$—	$—	$1	$(3)	$1	$—	$(2)
	14.75%	L+	10.00%		Secured Debt	(8)	—	—	188	4,545	20	70	4,495
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	84	—	3,504	84	—	3,588
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	14.66%	L+	10.00%		Secured Debt	(9)	—	—	212	5,964	—	124	5,840
					Preferred Member Units	(9)	—	(520)	30	7,080	—	520	6,560
Café Brazil, LLC					Member Units	(8)	—	(370)	16	2,210	—	370	1,840
California Splendor Holdings LLC	14.88%	L+	10.00%		Secured Debt	(9)	—	(3)	1,045	28,000	3	3	28,000
					Preferred Member Units	(9)	—	—	63	25,495	—	—	25,495
	15.00%			15.00%	Preferred Member Units	(9)	—	—	150	3,994	150	—	4,144
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	13.79%	SF+	9.00%		Secured Debt	(5)	—	—	369	10,440	11	480	9,971
	10.00%				Secured Debt	(5)	—	—	26	1,039	—	8	1,031
					Member Units	(5)	—	(1,050)	50	8,220	—	1,050	7,170
					Member Units	(5)	—	220	—	610	220	—	830
CMS Minerals Investments					Member Units	(9)	—	(431)	44	1,670	—	435	1,235
Cody Pools, Inc.	15.50%	L+	10.50%		Secured Debt	(8)	—	11	59	1,462	13	421	1,054
	15.50%	L+	10.50%		Secured Debt	(8)	—	(20)	1,577	40,801	20	444	40,377
					Preferred Member Units	(8)	—	970	29	58,180	970	—	59,150
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(9)	—	(3)	180	5,241	3	375	4,869
					Preferred Member Units	(9)	—	(1,390)	158	19,830	—	1,390	18,440
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	223	227	—	450
	10.00%				Secured Debt	(8)	—	—	254	7,789	39	67	7,761
					Preferred Member Units	(8)	—	—	—	2,670	—	—	2,670
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(7)	11	—	7	7	—
	14.00%				Secured Debt	(9)	—	(14)	959	27,267	14	405	26,876
					Preferred Stock	(9)	—	(520)	171	22,220	—	520	21,700
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	573	18,594	10	—	18,604
	9.00%				Secured Debt	(5)	—	—	144	6,294	1	11	6,284
					Common Stock	(5)	—	—	—	7,603	—	—	7,603
					Common Stock	(5)	—	—	—	1,558	—	—	1,558
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt	(5)	—	—	2	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	(24)	1,852	64,078	24	824	63,278
					Member Units	(5)	—	8,480	1,567	50,890	8,480	—	59,370
GRT Rubber Technologies LLC	10.66%	L+	6.00%		Secured Debt	(8)	—	—	28	670	295	—	965
	12.66%	L+	8.00%		Secured Debt	(8)	—	(12)	1,280	40,493	12	12	40,493
					Member Units	(8)	—	—	42	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
	12.50%				Secured Debt	(8)	—	—	75	2,284	—	—	2,284
					Preferred Equity	(8)	—	—	—	3,780	—	—	3,780
					Member Units	(8)	—	—	—	—	—	—	—
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.50%	P+	6.75%		Secured Debt	(9)	—	(2)	90	2,450	2	2	2,450
					Member Units	(9)	—	(120)	129	14,970	—	120	14,850
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	780	20,374	192	—	20,566
	9.00%				Secured Debt	(5)	—	—	88	3,842	—	9	3,833
					Preferred Equity	(5)	—	—	—	7,220	—	—	7,220
					Member Units	(5)	—	(70)	29	2,850	—	70	2,780
Market Force Information, LLC	15.75%	L+	11.00%		Secured Debt	(9)	—	(6,725)	260	6,090	635	6,725	—
	12.00%			12.00%	Secured Debt	(9)	—	(1,610)	—	1,610	—	1,610	—
					Member Units	(9)	—	—	—	—	—	—	—
MetalForming AcquireCo, LLC					Secured Debt	(7)	—	—	3	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	739	23,576	12	—	23,588
	8.00%			8.00%	Preferred Equity	(7)	—	—	148	6,010	117	—	6,127
					Common Stock	(7)	—	—	327	1,537	—	—	1,537
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	952	196	4,548	952	116	5,384
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	9,720	3,057	122,930	9,720	—	132,650
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	144	5,746	—	—	5,746
					Common Stock	(6)	—	2,180	992	22,830	2,180	—	25,010
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(13)	485	15,750	13	763	15,000
					Preferred Member Units	(8)	—	2,290	675	22,810	2,290	—	25,100
PPL RVs, Inc.		L+	7.00%		Secured Debt	(8)	—	—	—	—	—	—	—
	11.38%	L+	7.00%		Secured Debt	(8)	—	(13)	629	21,655	13	13	21,655
					Common Stock	(8)	—	—	104	18,950	—	—	18,950
					Common Stock	(8)	—	(68)	—	238	—	68	170
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	198	5,806	6	—	5,812
					Preferred Member Units	(8)	—	(1,940)	286	12,420	—	1,940	10,480
					Common Stock	(8)	—	(90)	—	590	—	90	500
Quality Lease Service, LLC					Member Units	(7)	—	—	—	525	—	—	525
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	8	(35)	2	—	(33)
	12.50%				Secured Debt	(9)	—	—	1,128	35,404	19	225	35,198
					Preferred Equity	(9)	—	(4,950)	—	14,880	—	4,950	9,930
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	(1)	2	—	1	1	—
	12.00%				Secured Debt	(7)	—	(5)	242	7,920	5	5	7,920
					Common Stock	(7)	—	1,510	29	7,800	1,506	—	9,306
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	—	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	11,446	—	11,446
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	14	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	16	945	—	—	945
	14.00%				Secured Debt	(8)	—	(215)	96	2,676	—	215	2,461
					Preferred Member Units	(8)	—	(170)	—	240	—	170	70
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	631	(675)	141	7,552	1,031	1,574	7,009
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	248	—	—	248
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	13	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	54	1,649	—	—	1,649
					Member Units	(8)	—	(100)	—	800	—	100	700
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(132)	—	634	21	132	523
	5.00%				Secured Debt	(9)	—	(186)	—	1,005	—	185	820
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	30	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	283	3,037
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	(8)	1	—	(7)
					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	—	311	10,933	9	450	10,492
					Preferred Stock	(8)	—	2,055	167	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	13.91%	SF+	9.22%		Secured Debt	(9)	—	(36)	3,431	99,194	36	695	98,535
	8.00%				Class B Preferred Member Units	(9)	—	—	1,096	31,420	—	—	31,420
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	286	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	32	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000
					Warrants	(6)	—	—	—	1,828	—	—	1,828
					Warrants	(6)	—	—	—	2,512	—	—	2,512
CBT Nuggets, LLC					Member Units	(9)	—	860	1,235	49,002	858	—	49,860
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	3	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(8)	—	—	517	14,954	6	—	14,960
					Preferred Member Units	(8)	—	560	30	8,700	560	—	9,260
Chamberlin Holding LLC		SF+	6.00%		Secured Debt	(8)	—	—	2	—	—	—	—
	12.86%	SF+	8.00%		Secured Debt	(8)	—	(6)	540	16,945	6	6	16,945

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
					Member Units	(8)	—	(120)	285	22,920	—	120	22,800
					Member Units	(8)	—	120	23	2,710	120	—	2,830
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(9)	149	5,694	9	9	5,694
					Preferred Member Units	(5)	—	210	196	13,340	210	—	13,550
Colonial Electric Company LLC					Secured Debt	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	—	704	23,151	14	315	22,850
					Preferred Member Units	(6)	—	(960)	(1,273)	9,160	—	960	8,200
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Digital Products Holdings LLC	14.75%	L+	10.00%		Secured Debt	(5)	—	—	564	15,523	9	329	15,203
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Garreco, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	112	3,826	—	277	3,549
					Member Units	(8)	—	(220)	12	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	580	718	6,790	580	—	7,370
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	210	—	3,280	210	—	3,490
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt	(8)	—	(1)	3	—	1	1	—
	16.25%	L+	11.50%		Secured Debt	(8)	—	(5)	407	9,999	5	5	9,999
					Preferred Equity	(8)	—	1,010	71	5,540	1,010	—	6,550
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	782	25,432	13	—	25,445
					Preferred Equity	(9)	—	—	221	10,741	—	—	10,741
KBK Industries, LLC	10.00%				Secured Debt	(5)	—	56	184	—	6,000	250	5,750
					Member Units	(5)	—	(3,590)	6,134	15,570	—	3,590	11,980
MS Private Loan Fund					Secured Debt	(8)	—	—	6	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests	(8)	—	(58)	370	14,833	—	58	14,775
MSC Income Fund, Inc.					Common Equity	(8)	—	7	15	753	7	—	760
NAPCO Precast, LLC					Member Units	(8)	—	670	—	11,830	670	—	12,500
Nebraska Vet AcquireCo, LLC (NVS)		L+	7.00%		Secured Debt	(5)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(5)	—	(10)	613	20,094	10	10	20,094
	12.00%				Secured Debt	(5)	—	(5)	320	10,500	5	5	10,500
					Preferred Member Units	(5)	—	3,520	125	7,700	3,520	—	11,220
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	1,000	320	8,477	1,022	629	8,870
					Preferred Member Units	(8)	—	1,880	131	1,110	1,880	—	2,990
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	62	2,080	—	—	2,080
					Member Units	(5)	—	279	13	4,615	278	—	4,893
					Member Units	(5)	—	11	(2)	175	12	—	187
NuStep, LLC	11.25%	L+	6.50%		Secured Debt	(5)	—	—	122	4,399	—	—	4,399
	12.00%				Secured Debt	(5)	—	—	556	18,414	3	—	18,417
					Preferred Member Units	(5)	—	(410)	—	8,040	—	410	7,630
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	—	—	—	—	—
	15.75%	L+	11.00%		Secured Debt	(5)	—	—	924	23,429	17	800	22,646
					Preferred Stock	(5)	—	1,750	269	11,750	1,750	—	13,500
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	5	29	—	3,500	—	3,500

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
	12.00%				Secured Debt	(6)	—	38	142	—	11,500	—	11,500
	12.00%				Secured Debt	(6)	—	(20)	868	28,681	20	1,020	27,681
					Preferred Equity	(6)	—	280	2,879	43,260	280	—	43,540
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	55	1,840	—	—	1,840
	12.00%				Secured Debt	(9)	—	—	459	15,120	3	—	15,123
					Preferred Member Units	(9)	—	(810)	—	7,681	—	810	6,871
					Preferred Member Units	(9)	—	111	—	—	333	—	333
Televerde, LLC					Member Units	(8)	—	1,191	171	5,408	1,191	—	6,599
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		L+	6.00%		Secured Debt	(5)	—	—	8	(21)	6	—	(15)
	11.50%				Secured Debt	(5)	—	—	889	30,161	15	—	30,176
					Preferred Equity	(5)	—	100	38	11,940	100	—	12,040
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(2,966)	$17,161	$48,862	$1,703,172	$83,687	$55,770	$1,746,003
Affiliate Investments
AAC Holdings, Inc.	18.00%				Secured Debt	(7)	$—	$(6)	$—	$—	$315	$6	$309
	18.00%			18.00%	Secured Debt	(7)	—	(268)	572	11,550	572	267	11,855
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	—	—	—	9,400	—	—	9,400
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
				10.00%	Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	15.66%	L+	11.00%		Unsecured Debt	(8)	—	—	31	800	—	—	800
	15.66%	L+	11.00%		Unsecured Debt	(8)	—	—	155	2,086	—	—	2,086
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	8	320	—	—	320
					Member Units	(6)	—	(200)	29	2,970	—	200	2,770
Buca C, LLC	12.00%				Secured Debt	(7)	—	—	521	12,337	—	375	11,962
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		L+	6.00%		Secured Debt	(6)	—	—	2	(9)	1	1	(9)
	12.50%				Secured Debt	(6)	—	—	643	20,090	10	—	20,100
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	210	36	1,790	210	—	2,000
Classic H&G Holdings, LLC	10.88%	L+	6.00%		Secured Debt	(6)	—	—	127	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(11)	396	19,274	11	11	19,274

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
					Preferred Member Units	(6)	—	1,062	780	24,637	1,063	—	25,700
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	—	123	7,657	—	876	6,781
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(11)	647	21,200	11	11	21,200
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	156	—	9,127	156	—	9,283
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	—	—	2,898	—	—	2,898
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	14	—	19	1,013	15	52	976
Flame King Holdings, LLC	11.25%	L+	6.50%		Secured Debt	(9)	—	(4)	215	7,600	4	4	7,600
	13.75%	L+	9.00%		Secured Debt	(9)	—	(11)	730	21,200	11	11	21,200
					Preferred Equity	(9)	—	3,610	538	17,580	3,610	—	21,190
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	—	—	3,483	—	—	3,483
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	134	5,848	—	536	5,312
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(6)	261	11,345	6	6	11,345
					Preferred Member Units	(5)	—	450	39	7,140	450	—	7,590
Hawk Ridge Systems, LLC	10.75%	L+	6.00%		Secured Debt	(9)	—	—	90	3,185	815	—	4,000
	10.00%				Secured Debt	(9)	—	(10)	893	37,800	10	10	37,800
					Preferred Member Units	(9)	—	—	65	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(170)	60	3,000	—	170	2,830
					Member Units	(8)	—	600	2	2,400	600	—	3,000
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	113	—	4,331	113	508	3,936
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	2,332	—	—	2,332
					LP Interests (423 COR, LP)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	—	528	11,758	1,200	—	12,958
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	183	—	17,823	—	17,823
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	151	4,500	2	—	4,502
	13.50%				Secured Debt	(5)	—	—	105	3,130	2	—	3,132
	13.50%				Secured Debt	(5)	—	—	294	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	658	19,559	9	—	19,568
	13.50%				Secured Debt	(5)	—	—	489	—	10,836	—	10,836

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
					Common Stock	(5)	—	—	—	1,798	958	—	2,756
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(6)	—	569	—	6	563
	12.00%			12.00%	Secured Debt	(8)	—	(6)	—	580	—	6	574
	12.00%			12.00%	Secured Debt	(8)	—	(14)	—	1,249	—	13	1,236
	12.00%			12.00%	Secured Debt	(8)	—	(28)	—	2,606	—	29	2,577
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	15.75%	L+	11.00%		Secured Debt	(7)	—	—	219	5,559	3	80	5,482
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC (Stavig)					Secured Debt	(7)	—	—	7	—	—	—	—
	9.50%				Secured Debt	(7)	—	(33)	2,144	89,786	33	5,283	84,536
					Preferred Member Units	(7)	—	—	343	13,650	—	—	13,650
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(9)	492	13,840	9	249	13,600
					Common Stock	(6)	—	260	—	1,530	260	—	1,790
Sonic Systems International, LLC	12.26%	L+	7.50%		Secured Debt	(8)	—	(17)	499	15,769	17	17	15,769
					Common Stock	(8)	—	(50)	11	1,280	—	50	1,230
Student Resource Center, LLC	13.69%	L+	8.50%		Secured Debt	(6)	—	—	108	4,556	—	—	4,556
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	652	21,378	17	1,000	20,395
					Preferred Member Units	(7)	—	470	—	4,500	470	—	4,970
The Affiliati Network, LLC					Secured Debt	(9)	—	—	7	106	1,321	1,440	(13)
	12.00%				Secured Debt	(9)	—	—	293	9,442	7	200	9,249
					Preferred Stock	(9)	—	—	80	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	—	—	5,855	530	197	6,188
UniTek Global Services, Inc.	14.22%	SF+	7.50%	2.00%	Secured Debt	(6)	—	23	12	382	25	—	407
	14.22%	SF+	7.50%	2.00%	Secured Debt	(6)	—	102	62	1,712	112	3	1,821
	15.00%			15.00%	Secured Convertible Debt	(6)	—	262	91	4,592	353	—	4,945
	20.00%			20.00%	Preferred Stock	(6)	—	(107)	107	2,833	107	107	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	385	—	1,991	385	—	2,376
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	2	218
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	471	14,140	7	—	14,147
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other							—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(26,264)	$33,141	$17,456	$618,359	$81,567	$58,785	$626,227
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $444,151. This represented 25.4% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $77,468. This represented 12.4% of net assets as of March 31, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $163,180. This represented 9.3% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $109,543. This represented 17.5% of net assets as of March 31, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $49,003. This represented 2.8% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $200,667. This represented 32.0% of net assets as of March 31, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $639,016. This represented 36.6% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $84,732. This represented 13.5% of net assets as of March 31, 2023.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $450,653. This represented 25.8% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $153,817. This represented 24.6% of net assets as of March 31, 2023.
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
(12)Investment has an unfunded commitment as of March 31, 2023 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)	12.00%	L+	10.00%		Secured Debt	(8)	$—	$—	$170	$4,736	$23	$70	$4,689
					Preferred Member Units	(8)	—	(576)	—	4,894	—	576	4,318
Brewer Crane Holdings, LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	—	224	8,037	6	124	7,919
					Preferred Member Units	(9)	—	70	265	7,710	70	—	7,780
Café Brazil, LLC					Member Units	(8)	—	60	52	2,570	60	—	2,630
California Splendor Holdings LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	—	787	27,915	17	—	27,932
					Preferred Member Units	(9)	—	—	357	9,510	357	—	9,867
					Preferred Member Units	(9)	—	3,990	63	13,275	3,990	—	17,265
Clad-Rex Steel, LLC	10.50%	L+	9.50%		Secured Debt	(5)	—	—	285	10,401	10	—	10,411
	10.00%				Secured Debt	(5)	—	—	27	1,071	—	8	1,063
					Member Units	(5)	—	80	348	10,780	80	—	10,860
CMS Minerals Investments					Member Units	(9)	—	192	43	1,974	192	109	2,057
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	(23)	1,380	42,484	2,888	2,890	42,482
					Preferred Member Units	(8)	—	—	687	47,640	—	—	47,640
CompareNetworks Topco, LLC	10.00%	L+	9.00%		Secured Debt	(9)	—	(8)	159	6,477	8	688	5,797
					Preferred Member Units	(9)	—	1,610	158	12,000	1,610	—	13,610
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	209	7,668	43	68	7,643
					Preferred Member Units	(8)	—	60	24	2,610	60	—	2,670
Direct Marketing Solutions, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	(18)	752	24,048	21	332	23,737
					Preferred Stock	(9)	—	4,100	343	18,350	4,100	—	22,450
Gamber-Johnson Holdings, LLC	10.50%	L+	8.50%		Secured Debt	(5)	—	(5)	520	21,598	5	5	21,598
					Member Units	(5)	—	(4,580)	180	49,700	—	4,580	45,120
GRT Rubber Technologies LLC	8.23%	L+	8.00%		Secured Debt	(8)	—	(11)	803	38,885	11	11	38,885
					Member Units	(8)	—	—	1,217	46,190	—	—	46,190
Jensen Jewelers of Idaho, LLC	10.00%	P+	6.75%		Secured Debt	(9)	—	(3)	64	2,550	3	103	2,450
					Member Units	(9)	—	2,700	537	12,420	2,700	—	15,120
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	599	20,324	12	—	20,336
	9.00%				Secured Debt	(5)	—	—	88	3,876	—	8	3,868
					Member Units	(5)	—	(70)	—	12,310	—	70	12,240
					Member Units	(5)	—	—	26	2,460	—	—	2,460
Market Force Information, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	102	3,400	—	—	3,400
	12.00%			12.00%	Secured Debt	(9)	—	—	—	8,936	—	—	8,936
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(1,495)	274	5,934	9	1,575	4,368
MSC Adviser I, LLC					Member Units	(8)	—	(7,480)	2,277	140,400	—	7,480	132,920
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	(1)	157	6,378	1	281	6,098
					Common Stock	(6)	—	2,220	568	8,840	2,220	—	11,060
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(14)	554	18,000	14	514	17,500
					Preferred Member Units	(8)	—	—	479	20,210	—	—	20,210
PPL RVs, Inc.	7.50%	L+	7.00%		Secured Debt	(8)	—	—	36	726	1,257	—	1,983
	7.50%	L+	7.00%		Secured Debt	(8)	—	—	219	11,655	—	—	11,655
					Common Stock	(8)	—	560	104	14,360	560	—	14,920
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	51	1,465	3	500	968
	13.00%				Secured Debt	(8)	—	—	198	5,808	6	—	5,814

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
					Preferred Member Units	(8)	—	—	219	11,160	—	—	11,160
					Common Stock	(8)	—	—	—	710	—	—	710
Quality Lease Service, LLC					Member Units	(7)	—	(29)	—	2,149	—	679	1,470
Robbins Bros. Jewelry, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	—	1,117	35,956	21	—	35,977
					Preferred Equity	(9)	—	—	140	11,070	—	—	11,070
Trantech Radiator Topco, LLC	12.00%				Secured Debt	(7)	—	(7)	269	8,712	8	407	8,313
					Common Stock	(7)	—	—	29	8,660	—	—	8,660
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	19	625	—	—	625
	6.50%				Secured Debt	(8)	—	—	16	1,000	—	—	1,000
	14.00%				Secured Debt	(8)	—	—	96	2,750	—	—	2,750
					Preferred Member Units	(8)	—	—	—	2,130	—	—	2,130
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	189	—	3,971	346	—	4,317
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	244	—	244
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	7	200	—	30	170
	13.00%				Secured Debt	(8)	—	—	59	1,636	6	—	1,642
					Member Units	(8)	—	80	—	720	80	—	800
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	—	—	3,005	—	—	3,005
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	12	711	—	—	711
					Member Units	(5)	—	120	—	1,930	120	—	2,050
Batjer TopCo, LLC	11.00%				Secured Debt	(8)	—	—	196	—	10,917	—	10,917
					Member Units	(8)	—	—	—	—	4,073	—	4,073
Bolder Panther Group, LLC	10.50%	L+	9.00%		Secured Debt	(9)	—	(20)	1,160	39,000	10,214	20	49,194
					Class A Preferred Member Units	(9)	—	—	292	10,194	—	10,194	—
					Class B Preferred Member Units	(9)	—	2,760	368	23,170	2,760	—	25,930
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	286	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	33	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000
					Warrants	(6)	—	200	—	4,060	200	—	4,260
CBT Nuggets, LLC					Member Units	(9)	—	(1,740)	412	50,620	—	1,740	48,880
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	288	8,864	7	233	8,638
					Preferred Member Units	(8)	—	—	30	5,840	—	—	5,840
Chamberlin Holding LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	(18)	419	17,817	18	154	17,681
					Member Units	(8)	—	—	295	24,140	—	—	24,140
					Member Units	(8)	—	—	17	1,540	—	—	1,540
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(18)	158	5,694	18	18	5,694
					Preferred Member Units	(5)	—	100	209	13,990	100	—	14,090
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	745	24,351	16	316	24,051
					Preferred Member Units	(6)	—	—	369	9,130	—	—	9,130
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
Digital Products Holdings LLC	11.00%	L+	10.00%		Secured Debt	(5)	—	—	466	16,801	12	330	16,483
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Garreco, LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	—	94	4,196	—	—	4,196
					Member Units	(8)	—	70	40	2,270	70	—	2,340
Gulf Manufacturing, LLC					Member Units	(8)	—	(350)	195	5,640	—	350	5,290
Gulf Publishing Holdings, LLC	10.50%			5.25%	Secured Debt	(8)	—	—	3	257	—	—	257
	12.50%			6.25%	Secured Debt	(8)	—	(1,717)	212	9,717	—	1,717	8,000
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	—	—	3,530	—	—	3,530
Johnson Downie Opco, LLC	13.00%	L+	11.50%		Secured Debt	(8)	—	—	382	11,344	6	—	11,350
					Preferred Equity	(8)	—	—	318	3,150	—	—	3,150
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	257	—	25,394	—	25,394
					Common Stock	(9)	—	—	—	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	310	211	13,620	310	—	13,930
MS Private Loan Fund	5.00%				Unsecured Debt	(8)	—	—	435	63,151	17,000	80,151	—
					LP Interests	(8)	—	—	72	2,581	5,000	—	7,581
NAPCO Precast, LLC					Member Units	(8)	—	(190)	—	13,560	—	190	13,370
Nebraska Vet AcquireCo, LLC (NVS)	12.00%				Secured Debt	(5)	—	—	541	10,412	6	—	10,418
	12.00%				Secured Debt	(5)	—	—	—	4,829	1,408	—	6,237
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC	11.00%				Secured Debt	(8)	—	—	850	14,045	10	218	13,837
					Preferred Member Units	(8)	—	—	20	2,690	—	—	2,690
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	62	2,080	—	—	2,080
					Member Units	(5)	—	(150)	101	6,440	—	150	6,290
NuStep, LLC	7.50%	L+	6.50%		Secured Debt	(5)	—	—	48	1,720	1,200	—	2,920
	12.00%				Secured Debt	(5)	—	—	504	17,240	—	—	17,240
					Preferred Member Units	(5)	—	—	—	13,500	—	—	13,500
Orttech Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(5)	—	—	743	24,150	13	—	24,163
					Preferred Stock	(5)	—	—	193	10,000	—	—	10,000
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	(18)	1,004	32,674	1,518	18	34,174
					Member Units	(6)	—	8,080	1,756	26,970	8,080	—	35,050
River Aggregates, LLC					Member Units	(8)	—	—	—	3,280	—	—	3,280
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	525	16,181	582	—	16,763
					Preferred Member Units	(9)	—	—	—	8,579	—	—	8,579
Televerde, LLC					Member Units	(8)	—	(731)	—	7,280	—	1,808	5,472
					Preferred Stock	(8)	—	—	—	—	1,794	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
VVS Holdco LLC	7.00%	L+	6.00%		Secured Debt	(5)	—	—	21	1,169	1	400	770
	11.50%				Secured Debt	(5)	—	—	889	30,100	15	—	30,115
					Preferred Equity	(5)	—	—	150	11,840	—	—	11,840
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(236)	6,123	—	—	—
Total Control investments							$—	$8,279	$32,577	$1,489,257	$122,644	$119,115	$1,486,663
Affiliate Investments

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
AAC Holdings, Inc.	18.00%			8.00%	Secured Debt	(7)	$—	$30	$478	$9,794	$250	$—	$10,044
					Common Stock	(7)	—	—	—	2,079	—	—	2,079
					Warrants	(7)	—	—	—	1,940	—	—	1,940
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	—	—	2	144	—	86	58
					Preferred Member Units	(8)	—	610	—	7,740	610	—	8,350
ATX Networks Corp.	8.50%	L+	7.50%		Secured Debt	(6)	—	230	—	7,092	230	—	7,322
	10.00%			10.00%	Unsecured Debt	(6)	—	82	77	1,963	159	—	2,122
BBB Tank Services, LLC	12.00%	L+	11.00%		Unsecured Debt	(8)	—	(209)	144	2,507	—	209	2,298
					Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	8	320	—	—	320
					Member Units	(6)	—	—	40	4,830	—	—	4,830
Brightwood Capital Fund Investments - Fund V					LP Interests (Brightwood Capital Fund V, LP)	(6)	—	139	—	1,000	639	—	1,639
Buca C, LLC	12.25%	L+	11.25%		Secured Debt	(7)	—	—	540	14,370	—	—	14,370
Career Team Holdings, LLC	12.50%				Secured Debt	(6)	—	—	645	20,050	10	—	20,060
					Class A Common Units	(6)	—	—	—	4,499	—	—	4,499
Chandler Signs Holdings, LLC					Class A Units	(8)	—	160	—	460	160	—	620
Classic H&G Holdings, LLC	7.00%	L+	6.00%		Secured Debt	(6)	—	—	159	4,000	3,600	—	7,600
	8.00%				Secured Debt	(6)	—	(11)	396	19,274	11	11	19,274
					Preferred Member Units	(6)	—	1,020	352	15,260	1,020	—	16,280
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	—	163	9,959	—	1,106	8,853
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	647	20,993	11	—	21,004
					Preferred Equity	(7)	—	—	—	5,944	—	—	5,944
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	—	28	—	3,280	28	—	3,308
					LP Interests (Dos Rios Partners, LP)	(8)	—	90	—	10,329	90	—	10,419
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(290)	—	640	—	290	350
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	2	—	27	547	2	50	499
Flame King Holdings, LLC	7.50%	L+	6.50%		Secured Debt	(9)	—	—	139	6,324	1,204	—	7,528
	12.00%	L+	11.00%		Secured Debt	(9)	—	—	647	20,996	10	—	21,006
					Preferred Equity	(9)	—	—	280	10,400	—	—	10,400
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	—	2	6,078	—	1,493	4,585
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	108	7,231	—	—	7,231
GFG Group, LLC.	12.00%				Secured Debt	(5)	—	(6)	383	12,545	6	6	12,545
					Preferred Member Units	(5)	—	—	251	6,990	—	1	6,989
Hawk Ridge Systems, LLC	7.00%	L+	6.00%		Secured Debt	(9)	—	—	47	2,585	—	—	2,585
	8.00%				Secured Debt	(9)	—	(8)	702	34,800	8	8	34,800
					Preferred Member Units	(9)	—	—	579	14,680	1,890	—	16,570

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
					Preferred Member Units	(9)	—	1,990	—	771	99	—	870
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(90)	60	2,960	—	90	2,870
					Member Units	(8)	—	(240)	1	3,210	—	241	2,969
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	698	(280)	2	4,712	—	28	4,684
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 24.40% profits interest)	(8)	—	52	516	14,387	52	—	14,439
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	102	3,170	1	—	3,171
	12.50%				Secured Debt	(5)	—	—	146	4,557	2	—	4,559
	12.50%				Secured Debt	(5)	—	—	915	28,749	10	—	28,759
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC					Preferred Member Units (non-voting)	(8)	—	—	4	107	4	—	111
					Member Units	(8)	—	—	224	2,560	—	—	2,560
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	29	935	29	—	964
	12.00%			12.00%	Secured Debt	(8)	—	—	29	954	29	—	983
	12.00%			12.00%	Secured Debt	(8)	—	—	62	2,055	61	—	2,116
	12.00%			12.00%	Secured Debt	(8)	—	—	129	4,286	129	—	4,415
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	191	6	—	197
Oneliance, LLC	12.00%	L+	11.00%		Secured Debt	(7)	—	—	171	5,547	3	—	5,550
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	12.00%				Secured Debt	(8)	(8)	—	—	—	—	—	—
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	(18)	2,048	65,850	18	325	65,543
					Preferred Member Units	(7)	—	960	89	11,570	959	—	12,529
Slick Innovations, LLC	13.00%				Secured Debt	(6)	—	(13)	182	5,320	13	213	5,120
					Common Stock	(6)	—	—	—	1,510	—	—	1,510
					Warrants	(6)	—	—	—	400	—	—	400
Sonic Systems International, LLC	8.50%	L+	7.50%		Secured Debt	(8)	—	—	267	11,757	12	—	11,769
					Common Stock	(8)	—	(60)	11	1,070	—	60	1,010
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	656	21,332	12	—	21,344
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
The Affiliati Network, LLC	7.00%				Secured Debt	(9)	—	—	14	262	1,521	720	1,063
	11.83%				Secured Debt	(9)	—	—	390	12,834	7	—	12,841
					Preferred Stock	(9)	—	590	122	6,400	590	—	6,990
UnionRock Energy Fund II, LP					LP Interests	(9)	—	(1,885)	236	6,123	—	4,470	1,653
UniTek Global Services, Inc.	8.50%	L+	5.50%	2.00%	Secured Debt	(6)	—	—	9	371	2	—	373
	8.50%	L+	5.50%	2.00%	Secured Debt	(6)	—	—	43	1,852	12	—	1,864
	15.00%			15.00%	Secured Convertible Debt	(6)	—	(80)	47	2,375	47	34	2,388
					Preferred Stock	(6)	—	(87)	88	2,833	88	88	2,833
					Preferred Stock	(6)	—	337	—	1,498	337	—	1,835
Volusion, LLC	11.50%				Secured Debt	(8)	—	—	496	17,434	—	350	17,084
	8.00%				Unsecured Convertible Debt	(8)	—	—	8	409	—	—	409
					Preferred Member Units	(8)	—	—	—	5,989	—	—	5,989
Other							—	—	—	—	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	(6,123)	—	—	—
Total Affiliate investments							$692	$3,041	$13,917	$549,214	$13,981	$9,879	$559,439
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
March 31, 2022
(dollars in thousands)
(unaudited)
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
(12)Investment has an unfunded commitment as of March 31, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in Part II of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2022, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
ORGANIZATION
Main Street Capital Corporation (“MSCC”, or together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of Main Street are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.
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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and receives fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by us or, to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest alongside the private equity sponsor in the equity securities of our Private Loan portfolio companies.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, for the trailing twelve months ended March 31, 2023 and 2022, respectively, and 1.4% for the year ended December 31, 2022. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.5% and 3.3% for the trailing twelve months ended March 31, 2023 and 2022, respectively, and 3.3% for the year ended December 31, 2022. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $8.1 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. The External Investment Manager earned base management fee income of $5.5 million and $5.4 million during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the External Investment Manager earned incentive fee income of $3.3 million and $0.1 million, respectively. During both of the three months ended March 31, 2023 and 2022, the External Investment Manager earned administrative services fee income of $0.2 million. Our total expenses are net of expenses allocated to the External Investment Manager for the March 31, 2023 and 2022 of $5.0 million and $2.8 million, respectively.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of March 31, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	86	30
Fair value	$2,112.6	$1,491.4	$306.2
Cost	$1,727.9	$1,527.6	$391.0
Debt investments as a % of portfolio (at cost)	72.9%	97.1%	93.6%
Equity investments as a % of portfolio (at cost)	27.1%	2.9%	6.4%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.3%
Weighted-average annual effective yield (b)	12.6%	12.4%	11.8%
Average EBITDA (c)	$8.3	$38.1	$65.4
____________________
(a)At March 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 41%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of March 31, 2023 including debt investments on non-accrual status was 12.2% for our LMM portfolio, 12.0% for our Private Loan portfolio and 10.4% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
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
For the three months ended March 31, 2023 and 2022, we achieved an annualized total return on investments of 13.4% and 11.8%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2023, we had Other Portfolio investments in 14 companies, collectively totaling $116.1 million in fair value and $119.7 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in 14 companies, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2023, this investment had a fair value of $132.7 million and a cost basis of $29.5 million, which comprised 3.2% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of

December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 97% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Fee Income
We may periodically provide services, including structuring and advisory services to our portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2023 and 2022, (i) 2.4% and 1.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2023	December 31, 2022
First lien debt	84.7%	85.0%
Equity	14.6	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	March 31, 2023	December 31, 2022
First lien debt	74.6%	75.2%
Equity	24.7	24.1
Second lien debt	0.4	0.3
Equity warrants	0.1	0.1
Other	0.2	0.3
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk

Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of March 31, 2023, our total Investment Portfolio had 13 investments on non-accrual status, which comprised 0.6% of its fair value and 3.2% of its cost. As of December 31, 2022, our total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$120,254	$79,395	$40,859	51%
Total expenses	(39,287)	(27,183)	(12,104)	45%
Net investment income	80,967	52,212	28,755	55%
Net realized gain (loss) from investments	(28,379)	3,336	(31,715)	NM
Net unrealized appreciation from investments	35,118	14,752	20,366	NM
Income tax provision	(8,114)	(5,097)	(3,017)	NM
Net increase in net assets resulting from operations	$79,592	$65,203	$14,389	22%

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$80,967	$52,212	$28,755	55%
Share‑based compensation expense	4,100	2,818	1,282	45%
Deferred compensation expense (benefit)	376	(376)	752	NM
Distributable net investment income (a)	$85,443	$54,654	$30,789	56%
Net investment income per share—Basic and diluted	$1.02	$0.73	$0.29	40%
Distributable net investment income per share—Basic and diluted (a)	$1.07	$0.76	$0.31	41%
____________________
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
Investment Income
Total investment income for the three months ended March 31, 2023 was $120.3 million, a 51% increase from the $79.4 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$93,392	$59,441	$33,951	57%	(a)
Dividend income	24,222	16,622	7,600	46%	(b)
Fee income	2,640	3,332	(692)	(21)%	(c)
Total investment income	$120,254	$79,395	$40,859	51%	(d)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments, (ii) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and (iii) an increase in interest rate spreads on new investments over the prior year.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of a (i) $7.4 million increase related to dividend income considered to be less consistent or non-recurring and (ii) continued strong dividend income from a variety of portfolio companies.
(c)The decrease in fee income was primarily related to a $1.5 million decrease related to lower originations of Investment Portfolio investments, partially offset by a $0.8 million increase in fees received from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net increase of $8.1 million in the impact of certain income considered less consistent or non-recurring, including a $7.4 million increase in dividend income and a $0.7 million increase in total accelerated prepayment and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the three months ended March 31, 2023 were $39.3 million, a 45% increase from the $27.2 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$10,735	$7,645	$3,090	40%	(a)
Deferred compensation plan expense (benefit)	376	(376)	752	200%	(b)
Compensation	11,111	7,269	3,842	53%
General and administrative	4,077	3,226	851	26%
Interest	24,997	16,687	8,310	50%	(c)
Share-based compensation	4,100	2,818	1,282	46%	(d)
Gross expenses	44,285	30,000	14,285	48%
Expenses allocated to the External Investment Manager	(4,998)	(2,817)	(2,181)	77%	(e)
Total expenses	$39,287	$27,183	$12,104	45%
____________________
(a)The increase in cash compensation was primarily related to increased incentive compensation accruals, increased base compensation rates and increased headcount.
(b)The increase in non-cash deferred compensation plan expense was a result of compensation expense recorded in the first quarter of 2023 resulting from an increase in the fair value of deferred compensation plan assets and corresponding liabilities in the quarter compared to a decrease in compensation expense resulting from a decrease in such fair values in the corresponding period of 2022.
(c)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from the addition of the special purpose vehicle revolving credit facility (the “SPV Facility”) and the December 2025 Notes at higher contractual interest rates and an increased average interest rate on our multi-year corporate-level revolving credit facility (the “Corporate Facility” and, together with the SPV Facility, the “Credit Facilities” due to increases in benchmark index rates and (ii) increased average outstanding borrowings to fund our investment activity and support the growth of our Investment Portfolio.
(d)Share-based compensation increased $1.3 million in the first quarter of 2023 from the comparable period of the prior year, principally attributable to an increase in incentive based grants related to incentive compensation awards for 2022 and the accelerated vesting of certain prior incentive grants.
(e)The increase in expenses allocated to the External Investment Manager was primarily related to increased overall operating costs at Main Street, an increase in assets under management and the positive operating results from the assets managed for clients.
Net Investment Income
Net investment income for the three months ended March 31, 2023 increased 55% to $81.0 million, or $1.02 per share, compared to net investment income of $52.2 million, or $0.73 per share, in the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the three months ended March 31, 2023, primarily due to shares issued over the last twelve months through our (i) public offering in August 2022 and at-the-market (“ATM”) program, (ii) equity incentive plans and (iii) dividend reinvestment plan. The increase in net investment income on a per share basis includes a $0.10 per share increase in investment income considered less consistent or non-recurring, partially offset by an increase in deferred compensation expense of $0.01 per share resulting from the comparable period difference in the change in fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income
Distributable net investment income for the three months ended March 31, 2023 increased 56% to $85.4 million, or $1.07 per share, compared with $54.7 million, or $0.76 per share, in the corresponding period of 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the three months ended March 31, 2023, primarily due to shares issued over the last twelve months through our (i) public offering in August 2022 and ATM program, (ii) equity incentive plans and (iii) dividend reinvestment plan. The increase in distributable net investment income on a per share basis includes a $0.10 per share increase in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $28.4 million for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$(29,526)	1	$(3,597)	1	$2	$(33,121)
Private Loan portfolio	868	1	—	—	—	—	(128)	740
Middle Market portfolio	3,248	1	—	—	—	—	56	3,304
Other Portfolio	—	—	631	1	—	—	67	698
Total net realized gain/(loss)	$4,116	2	$(28,895)	2	$(3,597)	1	$(3)	$(28,379)
____________________
(a)Other activity includes realized gains and losses from transactions involving nine portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $35.1 million for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	LMM(a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$32,940	$124	$(3,248)	$(698)		$29,118
Net unrealized appreciation (depreciation) relating to portfolio investments	11,164	(7,514)	(8,909)	11,259	(b)	6,000
Total net unrealized appreciation (depreciation) relating to portfolio investments	$44,104	$(7,390)	$(12,157)	$10,561		$35,118
____________________
(a)Includes unrealized appreciation on 29 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)Includes (i) $9.7 million of unrealized appreciation relating to the External Investment Manager, (ii) $1.1 million of net unrealized appreciation relating to the Other Portfolio and (iii) $0.4 million of unrealized appreciation relating to the assets of the deferred compensation plan.

Income Tax Provision
The income tax provision for the three months ended March 31, 2023 of $8.1 million principally consisted of (i) a deferred tax provision of $6.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.7 million, related to a $1.0 million provision for current U.S. federal and state income taxes and a $0.7 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the three months ended March 31, 2022 of $5.1 million principally consisted of (i) a deferred tax provision of $3.8 million and (ii) a current tax provision of $1.3 million primarily related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and a $0.6 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2023 was $79.6 million, or $1.00 per share, compared with $65.2 million, or $0.91 per share, during the three months ended March 31, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2023, we realized a net decrease in cash and cash equivalents of $9.4 million, which is the result of $20.0 million of cash provided by our operating activities and $29.3 million of cash used in our financing activities.
The $20.0 million of cash provided by our operating activities resulted primarily from (i) cash flows that we generated from the operating profits earned totaling $77.8 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (ii) cash proceeds totaling $63.5 million from the sales and repayments of debt investments and sales of and return on capital from equity investments, partially offset by (i) cash uses totaling $109.0 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2022 and (ii) cash payments of $12.3 million related to changes in other assets and liabilities.

The $29.3 million of cash used in our financing activities principally consisted of (i) $59.6 million in dividends paid to stockholders of our common stock (ii) $43.0 million in net repayments from our Corporate Facility and the SPV Facility, (iii) $16.0 million in repayments of SBIC debentures, (iv) $1.2 million in debt issuance costs and (v) $0.4 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock, partially offset by (i) $50.0 million in proceeds from the issuance of additional aggregate principal amount of the December 2025 Notes (as defined below) and (ii) $40.9 million in net cash proceeds from equity offerings from our ATM Program (as described below) and direct stock purchase plan.
Capital Resources
As of March 31, 2023, we had $39.8 million in cash and cash equivalents and $671.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of March 31, 2023, our NAV totaled $2,172.9 million, or $27.23 per share.
As of March 31, 2023, we had $394.0 million outstanding and $586.0 million of undrawn commitments under the Corporate Facility, and $170.0 million outstanding and $85.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $334.0 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2023 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.9%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2024, and the weighted-average remaining duration is 5.1 years as of March 31, 2023. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both March 31, 2023 and March 31, 2022.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both March 31, 2023 and March 31, 2022.

In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of March 31, 2023 and December 31, 2022 was $150.0 million and $100.0 million, respectively.
We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the three months ended March 31, 2023, we sold 1,055,416 shares of our common stock at a weighted-average price of $39.15 per share and raised $41.3 million of gross proceeds under the ATM Program. Net proceeds were $40.9 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2023, sales transactions representing 27,570 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of March 31, 2023, 9,407,268 shares remained available for sale under the ATM Program.
During the year ended December 31, 2022, we sold 5,407,382 shares of our common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs.
During the year ended December 31, 2022, we completed a public equity offering (the “Equity Offering”) of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $55.1 million.
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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of March 31, 2023, our BDC asset coverage ratio was 230%.
Although we have been able to secure access to additional liquidity, including through the Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation
Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to affect their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative effect on the fair value of our investments in these portfolio companies. The combined impacts therefrom in turn could negatively affect our results of operations.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At March 31, 2023, we had a total of $255.3 million in outstanding commitments comprised of (i) 82 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 10 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of March 31, 2023, the future fixed commitments for cash payments in connection with our SBIC debentures, the December 2025 Notes, the May 2024 Notes, the July 2026 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$—	$500,000	$—	$—	$500,000
Interest due on July 2026 Notes	7,517	15,000	15,000	15,000	—	—	52,517
May 2024 Notes	—	450,000	—	—	—	—	450,000
Interest due on May 2024 Notes	23,400	11,700	—	—	—	—	35,100
SBIC debentures	—	63,800	—	—	75,000	195,200	334,000
Interest due on SBIC debentures	4,939	8,455	7,228	7,228	6,512	9,053	43,415
December 2025 Notes	—	—	150,000	—	—	—	150,000
Interest due on December 2025 Notes	11,166	11,605	11,637	—	—	—	34,408
Operating Lease Obligation (1)	389	1,020	1,115	1,135	1,155	7,673	12,487
Total	$47,411	$561,580	$184,980	$523,363	$82,667	$211,926	$1,611,927
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of March 31, 2023, we had $394.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of March 31, 2023, we had $170.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income and the Private Loan Fund, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.

In addition, we have a deferred compensation plan, whereby non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. See Note L — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the deferred compensation plan.
Recent Developments
In May 2023, we declared a supplemental cash dividend of $0.225 per share payable in June 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the second quarter of 2023 of $0.225 per share for each of April, May and June 2023 or total monthly cash dividends of $0.690 per share for the quarter. Total dividends declared for the second quarter of 2023equal a total of $0.90, representing a 25% increase over the total dividends paid in the second quarter of 2022.
In May 2023, we declared regular monthly dividends of $0.23 per share for each of July, August and September of 2023. These regular monthly dividends equal a total of $0.69 per share for the third quarter of 2023, representing a 7.0% increase from the regular monthly dividends paid in the third quarter of 2022. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2023 we will have paid $37.56 per share in cumulative dividends since our October 2007 initial public offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors—Risks Related to our Investments — The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2023, 73% of our debt Investment Portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. As of March 31, 2023, 72% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding SBIC debentures, May 2024 Notes, July 2026 Notes and December 2025 Notes which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(46,109)	$11,844	$(34,265)	$(0.43)
(175)	(40,450)	10,434	(30,016)	(0.38)
(150)	(34,804)	9,024	(25,780)	(0.32)
(125)	(29,164)	7,614	(21,550)	(0.27)
(100)	(23,523)	6,204	(17,319)	(0.22)
(75)	(17,873)	4,794	(13,079)	(0.16)
(50)	(12,223)	3,384	(8,839)	(0.11)
(25)	(6,574)	1,974	(4,600)	(0.06)
25	4,736	(846)	3,890	0.05
50	10,375	(2,256)	8,119	0.10
75	16,025	(3,666)	12,359	0.15
100	21,675	(5,076)	16,599	0.21
125	27,325	(6,486)	20,839	0.26
150	32,974	(7,896)	25,078	0.31
175	38,624	(9,306)	29,318	0.37
200	44,274	(10,716)	33,558	0.42
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of March 31, 2023, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that we filed with the SEC on February 24, 2023, which could materially affect our business, financial condition and/or operating results.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits
Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of two such banking institutions, Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature”) on March 12, 3023, we did not have any accounts with SVB or Signature and therefore did not experience any direct risk of loss and our indirect exposure to SVB and Signature through our portfolio companies was determined to be immaterial. Any material loss, individually or in the aggregate, from a similarly failed banking relationship above FDIC insurance limits that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences. In addition, if any of our portfolio companies are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such portfolio company’s ability to pay their obligations or make distributions to us could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we issued 199,282 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2023, under the dividend reinvestment plan was $7.8 million.
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

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2023, filed with the SEC on May 5, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2023 and 2022.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: May 5, 2023	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: May 5, 2023	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ RYAN R. NELSON
Date: May 5, 2023	Ryan R. Nelson
Chief Accounting Officer
(principal accounting officer)