Form 10-Q
period 2023-06-30
Main Street Capital CORP
filed 2023-08-04
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of August 3, 2023 was 82,428,020.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,377,194 and $1,270,802 as of June 30, 2023 and December 31, 2022, respectively)	$1,883,699	$1,703,172
Affiliate investments (cost: $539,826 and $635,536 as of June 30, 2023 and December 31, 2022, respectively)	563,125	618,359
Non‑Control/Non‑Affiliate investments (cost: $1,825,669 and $1,867,414 as of June 30, 2023 and December 31, 2022, respectively)	1,763,719	1,780,646
Total investments (cost: $3,742,689 and $3,773,752 as of June 30, 2023 and December 31, 2022, respectively)	4,210,543	4,102,177
Cash and cash equivalents	70,886	49,121
Interest and dividend receivable and other assets	117,749	82,731
Receivable for securities sold	13,959	381
Deferred financing costs (net of accumulated amortization of $11,420 and $10,603 as of June 30, 2023 and December 31, 2022, respectively)	7,101	7,475
Total assets	$4,420,238	$4,241,885
LIABILITIES
Credit Facilities	$580,000	$607,000
July 2026 Notes (par: $500,000 as of both June 30, 2023 and December 31, 2022)	498,399	498,136
May 2024 Notes (par: $450,000 as of both June 30, 2023 and December 31, 2022)	450,454	450,727
SBIC debentures (par: $350,000 ($63,800 due within one year) and $350,000 as of June 30, 2023 and December 31, 2022, respectively)	343,943	343,914
December 2025 Notes (par: $150,000 and $100,000 as of June 30, 2023 and December 31, 2022, respectively)	148,706	99,325
Accounts payable and other liabilities	48,502	52,092
Interest payable	15,355	16,580
Dividend payable	18,729	17,676
Deferred tax liability, net	61,202	47,849
Total liabilities	2,165,290	2,133,299
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 81,026,676 and 78,463,599 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	814	784
Additional paid‑in capital	2,132,041	2,030,531
Total undistributed earnings	122,093	77,271
Total net assets	2,254,948	2,108,586
Total liabilities and net assets	$4,420,238	$4,241,885
NET ASSET VALUE PER SHARE	$27.69	$26.86
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$47,979	$36,808	$96,841	$69,385
Affiliate investments	20,999	11,893	38,455	25,810
Non‑Control/Non‑Affiliate investments	58,605	36,499	112,542	69,401
Total investment income	127,583	85,200	247,838	164,596
EXPENSES:
Interest	(26,754)	(17,295)	(51,752)	(33,982)
Compensation	(12,188)	(8,807)	(23,300)	(16,076)
General and administrative	(4,514)	(4,238)	(8,591)	(7,464)
Share‑based compensation	(4,087)	(3,596)	(8,187)	(6,414)
Expenses allocated to the External Investment Manager	5,688	3,462	10,686	6,279
Total expenses	(41,855)	(30,474)	(81,144)	(57,657)
NET INVESTMENT INCOME	85,728	54,726	166,694	106,939
NET REALIZED GAIN (LOSS):
Control investments	(48,111)	—	(51,077)	—
Affiliate investments	9,997	47	(16,267)	739
Non‑Control/Non‑Affiliate investments	(37,392)	(5,111)	(36,542)	(2,467)
Total net realized loss	(75,506)	(5,064)	(103,886)	(1,728)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	75,779	4,822	92,940	13,101
Affiliate investments	(11,469)	1,731	21,672	4,772
Non‑Control/Non‑Affiliate investments	40,631	(31,146)	25,447	(27,714)
Total net unrealized appreciation (depreciation)	104,941	(24,593)	140,059	(9,841)
INCOME TAXES:
Federal and state income, excise and other taxes	(1,671)	(809)	(3,407)	(2,118)
Deferred taxes	(6,976)	(9,511)	(13,353)	(13,299)
Income tax provision	(8,647)	(10,320)	(16,760)	(15,417)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$106,516	$14,749	$186,107	$79,953
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.06	$0.75	$2.08	$1.47
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.32	$0.20	$2.32	$1.10
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,807,861	73,304,619	80,190,630	72,512,793

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654
Public offering of common stock, net of offering costs	662,828	7	25,626	—	25,633
Share‑based compensation	—	—	3,596	—	3,596
Purchase of vested stock for employee payroll tax withholding	(115,071)	(1)	(4,894)	—	(4,895)
Dividend reinvestment	132,156	1	4,999	—	5,000
Amortization of directors’ deferred compensation	—	—	130	—	130
Issuance of restricted stock, net of forfeited shares	467,238	5	(5)	—	—
Dividends to stockholders	—	—	114	(52,818)	(52,704)
Net increase resulting from operations	—	—	—	14,749	14,749
Balances at June 30, 2022	73,517,558	$735	$1,837,305	$27,123	$1,865,163

Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase resulting from operations	—	—	—	79,592	79,592
Balances at March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922
Public offering of common stock, net of offering costs	1,096,514	11	43,193	—	43,204
Share‑based compensation	—	—	4,087	—	4,087
Purchase of vested stock for employee payroll tax withholding	(140,569)	(1)	(5,545)	—	(5,546)
Dividend reinvestment	174,891	2	6,878	—	6,880
Amortization of directors’ deferred compensation	—	—	109	—	109
Issuance of restricted stock, net of forfeited shares	506,081	5	(5)	—	—
Dividends to stockholders	—	—	149	(73,373)	(73,224)
Net increase resulting from operations	—	—	—	106,516	106,516
Balances at June 30, 2023	81,431,006	$814	$2,132,041	$122,093	$2,254,948
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$186,107	$79,953
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(395,305)	(540,429)
Proceeds from sales and repayments of debt investments in portfolio companies	291,557	381,697
Proceeds from sales and return of capital of equity investments in portfolio companies	31,057	30,293
Net unrealized (appreciation) depreciation	(140,059)	9,841
Net realized loss	103,886	1,728
Accretion of unearned income	(9,900)	(7,354)
Payment-in-kind interest	(5,219)	(2,364)
Cumulative dividends	(717)	(1,062)
Share-based compensation expense	8,187	6,414
Amortization of deferred financing costs	1,582	1,372
Deferred tax provision	13,353	13,299
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(34,644)	(3,686)
Interest payable	(1,225)	42
Accounts payable and other liabilities	(3,360)	(10,216)
Deferred fees and other	2,382	1,037
Net cash provided by (used in) operating activities	47,682	(39,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	84,100	89,155
Proceeds from public offering of December 2025 Notes	50,000	—
Dividends paid	(125,260)	(94,071)
Proceeds from issuance of SBIC debentures	16,000	—
Repayments of SBIC debentures	(16,000)	—
Proceeds from credit facilities	243,000	303,000
Repayments on credit facilities	(270,000)	(243,000)
Debt issuance costs, net	(1,807)	—
Purchases of vested stock for employee payroll tax withholding	(5,950)	(4,895)
Net cash provided by (used in) financing activities	(25,917)	50,189

Net increase in cash and cash equivalents	21,765	10,754
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,121	32,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,886	$43,383

Supplemental cash flow disclosures:
Interest paid	$51,333	$32,505
Taxes paid	$5,909	$4,920
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$14,688	$9,813
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L+	10.00%		8/16/2024	$—	$(2)	$(2)
			Secured Debt	(9)	8/16/2019		15.25%	L+	10.00%		8/16/2024	4,525	4,444	4,444
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	4,070
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,385	8,512
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,597
			Member Units		8/1/2013	1,500							1,594	510
													3,643	2,507
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	2,027	2,027	483
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,855	719
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,608	1,202
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,040
													2,295	3,751
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(7)	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,497	10,575
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,150
													14,585	16,725
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (28) (44)	12/31/2020		14.37%	SF+	9.19%		10/31/2027	97,875	97,328	97,875
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,120
													111,328	128,995
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.17%	L+	10.00%		1/9/2024	5,716	5,716	5,653
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	6,360
													9,996	12,013
Bridge Capital Solutions Corporation		Financial Services and Cash Flow Solutions Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt	(29)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,450
												12,945	15,263
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,130

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		15.25%	L+	10.00%		7/29/2026	28,000	27,958	28,000
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	23,435
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			4,295	4,295
												43,028	55,730
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	50,570

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		14.25%	L+	9.00%		1/4/2026	15,030	14,966	15,030
		Preferred Member Units		1/4/2019	13,309							6,122	10,400
												21,088	25,430
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (28)	2/26/2018			SF+	6.00%		2/26/2026	—	(77)	—
		Secured Debt	(9) (28)	2/26/2018		13.36%	SF+	8.00%		2/26/2026	16,407	16,402	16,407
		Member Units	(8)	2/26/2018	4,347							11,440	23,940
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	2,830
												29,538	43,177
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,661	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	13,800
												6,624	19,494
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2024	—	—	—
		Secured Debt		12/20/2016		11.50%				1/15/2024	9,720	9,698	9,634
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,031	1,022	1,022
		Member Units	(8)	12/20/2016	717							7,280	6,380
		Member Units	(29)	12/20/2016	800							509	1,129

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													18,509	18,165
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(12)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	46,312	46,273	46,312
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	65,120
													54,578	111,432
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	22,680	22,549	22,049
			Preferred Member Units		6/27/2023	960							960	2,400
			Preferred Member Units		3/31/2021	17,280							7,680	7,680
													31,189	32,129
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		14.25%	L+	9.00%		1/29/2024	4,869	4,864	4,869
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	16,380
													6,839	21,249
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							588	588

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	29,000	28,720	28,720
			Preferred Member Units		5/5/2023	556							15,000	15,000
													43,720	43,720
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	720	716	716
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,487	8,132	7,732
			Preferred Member Units	(8)	3/31/2021	9,000							2,610	2,350
													11,458	10,798
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9) (28)	4/1/2018		15.25%	SF+	10.00%		4/27/2026	14,873	14,733	14,733
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													24,234	24,568
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/13/2026	—	(74)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/27/2022		13.00%				2/13/2026	26,465	26,355	26,465
			Preferred Stock	(8)	2/13/2018	8,400							8,400	23,350
													34,681	49,815
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25) (28)	10/3/2022			SF+	6.00%		10/3/2027	—	(8)	(8)
			Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,613	18,613
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,335	6,274	6,274
			Common Stock		10/3/2022	285							5,726	6,090
			Common Stock	(29)	10/3/2022	939							1,558	1,670
													32,163	32,639
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (28) (41)	6/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9) (28) (41)	12/15/2022		11.00%	SF+	8.00%		1/1/2028	59,678	59,349	59,678
			Member Units	(8)	6/24/2016	9,042							17,692	70,160
													77,041	129,838
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9) (42)	7/15/2013		12.00%	L+	10.00%		1/31/2024	3,272	3,272	3,272
			Member Units		7/15/2013	1,200							1,200	1,580
													4,472	4,852
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.17%	L+	6.00%		12/21/2023	1,300	1,300	1,300
			Secured Debt		12/19/2014		13.17%	L+	8.00%		10/29/2026	40,493	40,336	40,493
			Member Units		12/19/2014	5,879							13,065	44,440
													54,701	86,233
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	8,000

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25)	9/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
			Preferred Equity		7/1/2022	63,720							5,600	3,780
			Member Units		4/29/2016	3,681							3,681	—
													11,681	6,064
Harris Preston Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,364	6,346
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	315
													3,612	6,661
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	3,490

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(25)	6/21/2023						6/21/2028	—	(39)	(39)
			Secured Debt		6/21/2023		13.00%				6/21/2028	37,704	37,333	37,333
			Common Equity		6/21/2023	15,096							15,096	15,096
													52,390	52,390
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	18,300

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(25)	8/29/2017			P+	6.75%		11/14/2023	—	—	—
			Secured Debt	(9)	11/14/2006		15.00%	P+	6.75%		11/14/2023	2,450	2,448	2,450
			Member Units	(8)	11/14/2006	627							811	13,510
													3,259	15,960
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (25)	12/10/2021			L+	11.50%		12/10/2026	—	(12)	—
			Secured Debt	(9)	12/10/2021		16.75%	L+	11.50%		12/10/2026	9,838	9,771	9,838
			Preferred Equity	(8)	12/10/2021	3,150							3,150	6,550
													12,909	16,388
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,458	25,458
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													36,199	36,199
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	5,300	5,251	5,300
			Member Units	(8)	1/23/2006	325							783	12,360
													6,034	17,660
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	20,599	20,569	20,569
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,860	3,824	3,824
			Preferred Equity		10/31/2018	581							12,240	7,730

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8) (29)	10/31/2018	800						992	2,780
												37,625	34,903
MetalForming AcquireCo, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022					10/19/2024	—	—	—
			Secured Debt		10/19/2022		12.75%			10/19/2027	23,802	23,599	23,599
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%		8.00%			6,127	6,245
			Common Stock	(8)	10/19/2022	1,537,219						1,537	1,400
												31,263	31,244
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%			12/31/2022	5,960	5,960	5,503
			Preferred Member Units		3/15/2019	66,000						4,400	—
			Preferred Member Units		9/1/2015	4,000						6,000	—
												16,360	5,503
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021					12/31/2024	—	—	—
			LP Interests	(8) (30)	1/26/2021	14.51%						14,250	14,635
												14,250	14,635
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%						29,500	133,970

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	350,451						2,750	2,688

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014					1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%			1/31/2024	5,746	5,746	5,746
			Common Stock	(8)	8/18/2014	5,873						2,720	27,150
												8,466	32,896
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955						2,975	12,710

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt		12/31/2020		12.00%			12/31/2025	21,294	21,166	21,294
			Secured Debt		12/31/2020		12.00%			12/31/2025	10,500	10,445	10,500
			Preferred Member Units	(8)	12/31/2020	6,987						6,987	12,790
												38,598	44,584
NexRev LLC		Provider of Energy Efficiency Products & Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
		Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,725	8,368
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	3,450
												17,938	11,818
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							114	145
		Member Units	(8)	12/22/2011	65,962							3,603	3,865
												5,797	6,090
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.75%	L+	6.50%		1/31/2025	4,400	4,399	4,399
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,420	18,420
		Preferred Member Units		1/31/2017	406							10,200	8,380
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
												35,081	36,349
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	14,250	14,159	14,250
		Preferred Member Units	(8)	4/1/2008	900							1,080	29,310
												15,239	43,560
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			L+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		16.25%	L+	11.00%		7/31/2026	22,800	22,658	22,800
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	16,560
												32,658	39,360
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				4/27/2025	3,500	3,496	3,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	13,500	13,460	13,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	27,681	27,571	27,681
		Preferred Equity	(8)	4/27/2020	13,800							13,000	44,090
												57,527	88,771
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			L+	8.75%		11/15/2027	—	(8)	—
		Secured Debt	(9)	11/15/2016		13.63%	L+	8.75%		11/15/2027	20,290	20,083	20,290
		Common Stock	(8)	6/10/2010	2,000							2,150	18,070
		Common Stock	(29)	6/14/2022	238,421							238	250
												22,463	38,610
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,897	5,817	5,817
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	10,480

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		1/27/2021	1,037						1,200	500
												12,726	16,797
Quality Lease Service, LLC		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC		Processor of Construction Aggregates
			Member Units	(29)	12/20/2013	1,500						369	3,620

Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(25)	12/15/2021					12/15/2026	—	(31)	(31)
			Secured Debt		12/15/2021		12.50%			12/15/2026	35,010	34,769	34,325
			Preferred Equity		12/15/2021	11,070						11,070	6,140
												45,808	40,434
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%			8/31/2023	1,840	1,840	1,840
			Secured Debt		8/31/2018		12.00%			8/31/2023	15,200	15,198	15,127
			Preferred Member Units		8/31/2018	544						9,245	6,290
			Preferred Member Units		2/1/2023	3,551						355	533
												26,638	23,790
Televerde, LLC		Provider of Telemarketing and Data Services
			Member Units	(8)	1/6/2011	460						1,290	6,082
			Preferred Stock		1/26/2022	248						718	1,794
												2,008	7,876
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(25)	5/31/2019					5/31/2024	—	(3)	—
			Secured Debt		5/31/2019		12.00%			5/31/2024	7,920	7,903	7,920
			Common Stock	(8)	5/31/2019	615						4,655	11,770
												12,555	19,690
UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023							150	150

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000						3,000	3,000

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%			3/31/2025	2,100	2,100	2,100

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Preferred Member Units		3/31/2023	5,097,595							11,446	10,740
			Preferred Member Units		3/31/2023	142,512							—	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													30,122	12,840
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25) (29)	12/1/2021			L+	6.00%		12/1/2023	—	(10)	(10)
			Secured Debt	(29)	12/1/2021		11.50%				12/1/2026	29,158	28,958	28,958
			Preferred Equity	(8) (29)	12/1/2021	11,840							11,840	11,840
													40,788	40,788
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,461
			Preferred Member Units		6/30/2015	10,072							2,834	70
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,926
Subtotal Control Investments (83.5% of net assets at fair value)													$1,377,194	$1,883,699
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$381	$376	$360
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	12,848	12,739	12,141
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													16,263	12,501
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		16.17%	L+	11.00%		4/8/2021	800	800	800
			Unsecured Debt	(9) (17)	4/8/2016		16.17%	L+	11.00%		4/8/2021	4,000	4,000	2,202
			Member Units		4/8/2016	800,000							800	—
			Preferred Stock (non-voting)		12/17/2018		15.00%						162	—
													5,762	3,002
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000							2,256	2,350
													2,576	2,670
Buca C, LLC		Casual Restaurant Group

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		6/30/2015		12.00%				6/30/2023	16,980	16,980	11,964
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													21,750	11,964
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.25%	L+	6.00%		12/17/2026	450	442	442
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,250	20,110	20,110
			Common Stock		12/17/2021	450,000							4,500	4,500
													25,052	25,052
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.25%	L+	6.00%		3/12/2025	4,560	4,560	4,560
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,203	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	18,230
													29,523	42,064
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	13.32%							6,224	5,562

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	20,000	19,856	20,000
			Preferred Equity		11/19/2021	5,944							5,944	7,260
													25,800	27,260
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,313	9,138
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							2,005	2,852
													8,318	11,990
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	1,580

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (30)	11/6/2015	5,000,000							1,021	974

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	24,350

Freeport Financial Funds	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							3,507	3,628
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							5,767	5,312
													9,274	8,940
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,345	11,281	11,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	8,310
													16,181	19,655
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (30)	8/9/2017	8.22%							2,050	4,106
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	8.71%							2,796	2,796
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	22.93%							1,400	1,400
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	750
													6,996	9,052
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (28)	12/2/2016		11.53%	SF+	6.00%		1/15/2026	3,666	3,664	3,666
			Secured Debt		12/2/2016		12.50%				1/15/2026	41,942	41,823	41,942
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(29)	12/2/2016	226							150	920
													48,487	63,988
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,830
			Member Units		1/8/2003	322,297							2,352	3,560
													5,352	6,390
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015	20.00%							20,200	11,751

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	18,000	17,832	17,832
			Preferred Equity		3/31/2023	80,000							4,000	4,000
													21,832	21,832
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.04%	L+	7.50%		8/20/2026	15,769	15,560	15,575

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Common Stock		8/20/2021	9,968							1,356	820
												16,916	16,395
Iron-Main Investments, LLC	Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
		Secured Debt		8/2/2021		13.50%				1/31/2028	4,514	4,484	4,484
		Secured Debt		9/1/2021		13.50%				1/31/2028	3,140	3,119	3,119
		Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
		Secured Debt		11/15/2021		13.50%				1/31/2028	19,624	19,488	19,488
		Secured Debt		1/31/2023		13.50%				1/31/2028	11,162	10,819	10,819
		Common Stock		8/3/2021	203,016							2,756	2,756
												49,610	49,610
ITA Holdings Group, LLC	Air Ambulance Services
		Secured Debt	(25) (28)	6/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(12)	(12)
		Secured Debt	(25) (28)	6/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(10)	(10)
		Secured Debt	(28)	6/21/2023		15.38%	SF+	8.00%	2.00%	6/21/2027	4,318	3,252	3,252
		Secured Debt	(28)	6/21/2023		17.38%	SF+	10.00%	2.00%	6/21/2027	4,318	3,252	3,252
		Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	2,091
												8,573	8,573
OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2023	964	964	441
		Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2023	983	983	450
		Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2023	2,116	2,116	969
		Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2023	4,415	4,415	2,022
		Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2023	305	305	305
		Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
		Common Stock		4/15/2021	635							830	—
		Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
												12,683	4,187
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9) (25)	8/6/2021			L+	11.00%		8/6/2023	—	—	—
		Secured Debt	(9)	8/6/2021		16.25%	L+	11.00%		8/6/2026	5,520	5,485	5,424
		Preferred Stock		8/6/2021	1,128							1,128	1,128
												6,613	6,552
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Preferred Member Units		1/8/2013	250							2,500	—

SI East, LLC	Rigid Industrial Packaging Manufacturing
		Secured Debt	(25)	8/31/2018						6/16/2028	—	—	—
		Secured Debt	(23)	6/16/2023		12.78%				6/16/2028	54,536	54,268	54,536
		Preferred Member Units	(8)	8/31/2018	165							1,525	15,780

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												55,793	70,316
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			12/22/2027	13,040	12,920	13,040
			Common Stock	(8)	9/13/2018	70,000						456	1,850
												13,376	14,890
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		8.50%		8.50%	12/31/2027	5,214	4,770	4,770
			Preferred Equity		12/31/2022	5,907,649						—	—
												4,770	4,770
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%			8/31/2025	20,500	20,405	20,405
			Preferred Member Units		8/31/2020	1,636						4,500	5,640
												24,905	26,045
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021					8/9/2026	—	(12)	(12)
			Secured Debt		8/9/2021		13.00%			8/9/2026	8,921	8,857	8,728
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												15,245	15,116
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/15/2020	11.11%						4,067	5,224

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%		15.00%	2/20/2025	2,590	2,590	6,159
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%		20.00%			2,362	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%		20.00%			2,188	3,659
			Preferred Stock		6/30/2017	2,281,682	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	945,507						—	—
												18,731	12,651
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%		14.00%			1,034	220
			Member Units	(29)	12/7/2016	4,000,000						4,000	—
												5,034	220
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%			12/12/2027	14,280	14,154	14,154
			Preferred Equity	(8)	12/12/2022	3,845						3,845	3,845
												17,999	17,999

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Subtotal Affiliate Investments (25.0% of net assets at fair value)													$539,826	$563,125
Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	9/6/2022			P+	5.00%		9/6/2028	$—	$(68)	$(68)
			Secured Debt	(9) (25) (28)	9/6/2022			SF+	6.00%		9/6/2028	—	(83)	—
			Secured Debt	(9) (28)	9/6/2022		11.20%	SF+	6.00%		9/6/2028	21,296	20,736	21,296
													20,585	21,228
Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9)	11/2/2020		15.75%	P+	7.50%		11/2/2025	1,678	1,673	1,678
			Secured Debt	(9)	11/2/2020		15.75%	P+	7.50%		11/2/2025	9,620	9,567	9,620
			Secured Debt	(9)	5/26/2021		19.75%	P+	11.50%		11/2/2025	785	780	785
													12,020	12,083
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	7.50%		6/7/2028	—	(30)	(30)
			Secured Debt	(9) (28)	6/7/2023		12.85%	SF+	7.50%		6/7/2028	43,656	43,162	43,162
			Warrants	(43)	6/7/2023	47,352					2/15/2028		—	—
													43,132	43,132
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (28) (41)	3/11/2022		10.00%	SF+	7.00%		3/11/2027	7,094	7,094	6,976
			Secured Debt	(9) (28) (41)	3/11/2022		10.00%	SF+	7.00%		3/11/2027	22,383	22,337	22,383
													29,431	29,359
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9) (28)	3/29/2021		10.94%	SF+	5.75%		3/19/2026	20,424	20,181	19,492

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (28)	8/31/2022			SF+	7.40%		8/31/2027	—	(122)	(122)
			Secured Debt	(9) (28)	8/31/2022		12.70%	SF+	7.40%		8/31/2027	37,264	36,665	37,264
			Common Stock	(8)	8/31/2022	235							1,844	1,930
													38,387	39,072
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	11/19/2021			L+	6.00%		11/19/2026	—	(9)	(9)
			Secured Debt	(9)	11/19/2021		11.43%	L+	6.00%		11/19/2026	6,583	6,538	6,583
													6,529	6,574
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (28)	3/11/2022		11.79%	SF+	6.75%		4/10/2026	14,800	14,625	12,216
			Secured Debt	(9) (14) (28)	3/11/2022		14.79%	SF+	8.75%	1.00%	4/10/2026	14,800	14,625	10,618
													29,250	22,834
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021		7.50%	L+	6.50%		4/7/2023	2,980	2,980	135
			Secured Debt	(9) (14) (17)	5/19/2016		7.50%	L+	6.50%		6/8/2023	14,370	13,706	647
													16,686	782
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (28)	11/9/2021		15.25%	SF+	7.00%	3.00%	11/9/2026	4,928	4,833	3,799
			Secured Debt	(9) (28)	11/9/2021		15.23%	SF+	7.00%	14.40%	11/9/2026	29,789	29,362	22,962
			Common Equity		11/9/2021	234							234	—
													34,429	26,761
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (28)	8/11/2022			SF+	6.00%		8/11/2027	—	(121)	(121)
			Secured Debt	(9) (28)	8/11/2022		11.39%	SF+	6.00%		8/11/2027	53,233	52,304	52,846
			Common Stock		8/11/2022	1,387,832							1,388	1,940
													53,571	54,665
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		11.75%	SF+	6.50%		1/18/2027	720	720	720
			Secured Debt	(9) (28)	1/18/2022		10.65%	SF+	5.50%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9) (28)	1/18/2022		12.65%	SF+	7.50%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	660
													14,760	14,700
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (28)	12/23/2022		12.63%	SF+	7.25%		12/23/2027	1,474	1,339	1,425
			Secured Debt	(9) (28)	12/23/2022		12.65%	SF+	7.25%		12/23/2027	19,346	18,855	18,714
			Common Equity		12/15/2021	984							965	1,011
													21,159	21,150
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(8) (29)	7/6/2018	1,548,387							—	3,940
			Preferred Member Units	(8) (29)	11/12/2019	122,416							—	310
													—	4,250

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (28)	6/30/2022			SF+	7.00%		6/30/2028	—	(69)	(69)
			Secured Debt	(9) (28)	6/30/2022		12.26%	SF+	7.00%	6.00%	6/30/2028	28,345	27,904	28,345
													27,835	28,276
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	180

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		15.75%	P+	7.50%	14.75%	8/28/2025	1,418	1,418	1,333
			Secured Debt	(9) (28)	8/28/2020		13.77%	SF+	8.50%	12.77%	8/28/2025	3,415	2,635	3,210
			Common Stock		10/1/2020	723,184							1	2,265
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	510
													5,090	7,318
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25) (28)	5/1/2023			SF+	7.00%		5/1/2028	—	(28)	(28)
			Secured Debt	(9) (28)	5/1/2023		11.19%	SF+	6.00%		5/1/2028	6,421	6,297	6,297
			Secured Debt	(9) (28)	5/1/2023		13.19%	SF+	8.00%		5/1/2028	6,421	6,297	6,297
			Common Equity		5/1/2023	571							571	571
													13,137	13,137
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	1,382
													7,817	2,143
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.55%							7,062	4,586
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,350	4,589
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	1.31%							2,000	2,331
													13,412	11,506
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (28)	6/14/2021		10.20%	SF+	5.00%		6/10/2026	774	751	774
			Secured Debt	(9) (28)	6/14/2021		10.20%	SF+	5.00%		6/10/2028	19,782	19,530	19,782

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													20,281	20,556
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (28)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	5,044	5,038	5,044
			Secured Debt	(9) (28)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	1,569	1,568	1,569
			Secured Debt	(9) (28)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	2,064	2,062	2,064
			Secured Debt	(9) (28)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	594	593	594
													9,261	9,271
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—
													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (28)	6/14/2021		11.72%	SF+	6.50%		6/4/2026	15,138	15,047	14,608

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25) (28)	5/18/2022			SF+	6.00%		5/18/2027	—	(9)	(9)
			Secured Debt	(9) (28)	5/18/2022		11.54%	SF+	6.00%		5/18/2027	7,973	7,903	7,973
			Secured Debt	(9) (28)	5/18/2022		11.54%	SF+	6.00%		5/18/2027	6,133	6,086	6,133
			Common Equity		12/30/2022	245,926							246	246
													14,226	14,343
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28) (33)	2/7/2022		11.51%	SF+	6.25%		2/7/2027	3,940	3,851	3,877
			Secured Debt	(9) (28) (33)	2/7/2022		11.39%	SF+	6.25%		2/7/2027	38,735	38,166	38,121
			Secured Debt	(9) (28)	3/27/2023		11.39%	SF+	6.25%		2/7/2027	4,914	4,796	4,836
													46,813	46,834
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,696	2,696	22

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (34)	8/6/2021		12.71%	L+	7.50%		8/6/2026	5,000	4,938	4,682
			Secured Debt	(9)	8/6/2021		12.82%	L+	7.50%		8/6/2026	18,450	18,217	17,277
													23,155	21,959
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units		12/29/2016	861,618							3,335	24,435

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (28) (35)	8/16/2022		13.69%	SF+	8.50%		8/16/2027	3,614	3,417	3,614
			Secured Debt	(9) (25) (28)	8/16/2022			SF+	8.50%		8/16/2027	—	(66)	(66)
			Secured Debt	(9) (28)	8/16/2022		13.69%	SF+	8.50%		8/16/2027	14,270	14,035	14,270
			Common Stock		8/16/2022	201							201	201
													17,587	18,019
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,220	1,220
													1,996	1,480
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt		12/20/2022						7/17/2023	1	1	1
			Secured Debt	(9) (28)	12/20/2022		9.70%	SF+	4.50%	9.70%	12/31/2026	1,957	1,798	1,798
			Secured Debt	(9) (28)	12/20/2022		11.70%	SF+	6.50%	11.70%	12/31/2026	1,972	1,739	1,739
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,666	3,666
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (28)	11/19/2020		13.39%	SF+	8.00%		10/30/2025	3,346	3,300	3,219
			Secured Debt	(9) (28)	11/19/2020		13.39%	SF+	8.00%		10/30/2025	4,827	4,784	4,644
			Secured Debt	(9) (28)	11/19/2020		13.39%	SF+	8.00%		10/30/2025	22,549	22,306	21,695
													30,390	29,558
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (28)	2/10/2022		11.66%	SF+	6.25%		2/10/2028	9,141	8,999	8,821

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,566	1,984
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,979	950
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,590	1,631

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							7,160	6,862
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,225	1,555
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							5,106	5,102
													26,626	18,084
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	5/23/2022		13.75%	P+	5.50%		5/23/2027	655	615	655
			Secured Debt	(9) (28)	5/23/2022		11.76%	SF+	6.50%		5/23/2028	16,216	15,953	16,216
													16,568	16,871
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9) (28)	6/22/2018		11.36%	SF+	6.00%		6/30/2027	6,788	6,736	6,073

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25) (28)	4/7/2023			SF+	8.00%		4/6/2029	—	(38)	(38)
			Secured Debt	(9) (28)	4/7/2023		13.34%	SF+	8.00%		4/6/2029	26,306	25,545	25,545
			Common Equity		4/7/2023	649,794							663	663
													26,170	26,170
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (28) (29)	12/22/2021		12.54%	SF+	7.00%		12/22/2026	3,692	3,667	3,566
			Secured Debt	(9) (28) (29)	12/22/2021		12.54%	SF+	7.00%		12/22/2026	44,308	43,999	42,797
													47,666	46,363
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(28)	3/24/2022		12.55%	SF+	7.50%		1/2/2026	982	982	982
			Secured Debt	(28)	1/4/2021		12.69%	SF+	7.50%		1/2/2026	11,095	10,892	11,095
													11,874	12,077
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				6/28/2024	1,810	1,810	1,374
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,374
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt	(28)	1/2/2019		10.17%	SF+	5.25%		12/19/2025	20,444	20,385	19,831

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25) (28)	10/18/2019			SF+	6.50%		10/2/2024	—	(6)	(6)
			Secured Debt	(25)	10/18/2019						10/2/2024	—	(14)	(14)
			Secured Debt	(9) (28)	10/18/2019		11.70%	SF+	6.50%		10/2/2024	10,679	10,651	10,679
													10,631	10,659
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (28) (36)	9/30/2022		11.14%	SF+	5.75%		9/30/2028	303	285	303
			Secured Debt	(9) (28)	9/30/2022		11.14%	SF+	5.75%		9/30/2028	303	287	303
			Secured Debt	(9) (28)	9/30/2022		11.14%	SF+	5.75%		9/30/2028	3,642	3,579	3,642
													4,151	4,248
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	344	343	315
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	3,487	3,480	3,188
													3,823	3,503
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(55)	(55)
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(55)	(55)
			Secured Debt	(9) (28)	8/1/2022		11.60%	SF+	6.50%		8/1/2027	16,706	16,433	16,706
													16,323	16,596
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9) (28)	8/19/2021		11.32%	SF+	6.00%		10/23/2026	25,162	25,162	24,464

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (28)	6/30/2021		15.76%	SF+	10.25%	2.00%	6/30/2026	7,088	7,001	5,716

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (28)	7/30/2021			SF+	5.75%		7/30/2026	—	(24)	—
			Secured Debt	(9) (28)	7/30/2021		10.95%	SF+	5.75%		7/30/2028	14,426	14,249	14,426
													14,225	14,426
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (28)	6/8/2023		12.24%	SF+	7.00%		6/30/2028	20,872	20,167	20,167
			Common Equity		6/8/2023	849							1,166	1,166
													21,333	21,333

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (28)	6/1/2017		14.65%	SF+	7.75%	1.50%	7/31/2024	18,592	18,506	16,591

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (28)	8/13/2021		12.25%	SF+	6.75%		8/13/2026	1,004	976	1,004
			Secured Debt	(9) (28)	8/13/2021		12.25%	SF+	6.75%		8/13/2026	19,142	18,900	19,142
			Preferred Member Units	(8) (29)	1/31/2018	144	10.00%			10.00%			133	149
			Preferred Member Units	(8) (29)	5/17/2019	80	20.00%			20.00%			97	98
			Member Units	(29)	6/17/2016	900							900	600
													21,006	20,993
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (28)	11/1/2021		10.70%	SF+	5.50%		11/1/2026	1,512	1,481	1,481
			Secured Debt	(9) (28)	11/1/2021		10.70%	SF+	5.50%		11/1/2026	8,550	8,435	8,550
													9,916	10,031
Inspire Aesthetics Management, LLC	(10)	Surgical and non-surgical plastic surgery and aesthetics provider
			Secured Debt	(9) (28)	4/3/2023		13.14%	SF+	8.00%		4/3/2028	286	264	264
			Secured Debt	(9) (28)	4/3/2023		13.07%	SF+	8.00%		4/3/2028	10,273	10,023	10,023
			Common Equity		4/3/2023	106,032							336	336
													10,623	10,623
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(28)	12/9/2021		15.34%	SF+	10.00%	15.34%	8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (28)	8/7/2019		12.23%	SF+	7.00%	12.23%	8/7/2023	7,313	7,237	823
			Common Stock		12/7/2021	2,143							—	—
													9,072	2,604
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9) (28)	8/3/2018		11.19%	SF+	6.00%		7/19/2025	20,361	20,322	16,594

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		12.04%	L+	6.50%		8/28/2025	622	618	605
			Secured Debt	(9)	8/28/2019		12.04%	L+	6.50%		8/28/2025	16,889	16,804	16,429
													17,422	17,034
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9) (28)	5/19/2021		11.29%	SF+	5.75%		3/25/2027	6,938	6,803	5,504

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (28)	4/13/2023		12.46%	SF+	5.50%	3.00%	4/14/2028	2,305	2,050	2,074
			Common Equity		4/13/2023	186,322							—	—
													2,050	2,074
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.69%	L+	7.50%		11/4/2024	651	639	651
			Secured Debt	(9)	11/8/2021		12.69%	L+	7.50%		11/4/2024	2,027	2,027	2,027
			Preferred Equity		11/8/2021	2,826,667							110	500
													2,776	3,178
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(14) (28)	11/15/2021		23.35%	SF+	18.00%	23.35%	1/31/2024	2,431	2,431	2,151
			Secured Debt	(14) (28)	8/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	4,034	3,997	280
			Common Stock		8/21/2019	472,579							4,429	—
													10,857	2,431
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (25)	12/22/2021			L+	6.00%		12/22/2026	—	(118)	(118)
			Secured Debt	(9)	12/22/2021		11.54%	L+	6.00%		12/22/2026	36,474	35,961	36,474
			Common Equity		12/22/2021	1,684,211							1,684	2,660
													37,527	39,016
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		12.81%	L+	7.25%		10/4/2026	1,042	1,003	954
			Secured Debt	(9)	10/4/2021		12.81%	L+	7.25%		10/4/2026	7,467	7,368	6,835
													8,371	7,789
Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt	(28)	12/31/2018		10.84%	SF+	5.50%		9/21/2024	11,238	11,205	10,657

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt	(28)	5/9/2019		10.50%	SF+	5.00%		5/9/2026	14,400	14,293	14,040

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	3,354

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (28)	5/2/2019		12.43%	SF+	7.25%		9/25/2023	8,004	7,998	8,004
			Secured Debt	(9) (28) (38)	5/2/2019		12.45%	SF+	7.25%		9/25/2023	9,154	9,141	9,154
			Secured Debt	(9) (28)	5/12/2022		12.44%	SF+	7.25%		9/25/2023	10,778	10,746	10,778
													27,885	27,936

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9) (28)	8/16/2021		15.22%	SF+	9.00%	1.00%	8/16/2026	4,428	4,320	4,037

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		11.48%	L+	5.75%		12/22/2024	23,921	22,663	19,137

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		12.91%	L+	7.25%		3/15/2026	2,373	2,339	2,373
			Secured Debt	(9)	3/15/2021		12.91%	L+	7.25%		3/15/2026	15,147	14,980	15,147
													17,319	17,520
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (28) (32)	1/28/2021		11.20%	SF+	6.00%		1/29/2027	10,244	10,165	10,244
			Secured Debt	(9) (28)	1/28/2021		11.20%	SF+	6.00%		1/29/2027	7,836	7,756	7,836
													17,921	18,080
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (28)	4/4/2022			SF+	6.25%		4/3/2028	—	(57)	(57)
			Secured Debt	(9) (28)	4/4/2022		11.44%	SF+	6.25%		4/3/2028	24,123	23,741	23,945
													23,684	23,888
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9) (28)	10/24/2018		11.77%	SF+	6.50%		10/24/2024	18,769	18,618	17,884

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		12.54%	L+	7.00%		5/24/2027	3,709	3,652	3,648
			Secured Debt	(9)	5/24/2022		12.54%	L+	7.00%		5/24/2027	10,107	9,944	10,899
			Secured Debt	(9) (28)	5/24/2022		12.54%	SF+	7.00%		5/24/2027	17,038	16,779	17,038
			Common Stock		8/30/2022	44,445,814							889	889
													31,264	32,474
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(9) (14)	4/28/2017		10.71%	L+	5.50%		4/26/2024	3,849	3,834	154

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25) (28)	12/18/2019			SF+	6.25%		12/18/2024	—	(1)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25) (28)	12/18/2019			SF+	6.25%		12/18/2024	—	(29)	(29)
			Secured Debt	(9) (28)	12/18/2019		11.26%	SF+	6.00%		12/18/2024	20,467	20,291	20,467
													20,261	20,438
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (28)	7/12/2016		13.64%	SF+	7.25%	1.00%	6/7/2024	4,237	4,237	4,068

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (28) (39)	5/7/2021		13.13%	SF+	8.00%		5/7/2026	2,919	2,797	2,811
			Secured Debt	(9) (28)	5/7/2021		13.19%	SF+	8.00%		5/7/2026	39,381	38,747	37,923
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	7,190	6,918	6,934
													48,462	47,668
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt	(28)	10/10/2019		11.22%	SF+	6.00%		10/1/2026	18,230	17,243	13,763

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,461	4,461	75

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (28)	1/19/2022		11.10%	SF+	5.75%		1/19/2027	216	125	216
			Secured Debt	(9) (28)	1/19/2022		10.92%	SF+	5.75%		1/19/2027	3,221	3,140	3,221
			Secured Debt	(9) (28)	1/19/2022		10.88%	SF+	5.75%		1/19/2027	18,692	18,306	18,692
													21,571	22,129
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	6.75%		6/7/2028	—	(91)	(91)
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	6.75%		6/7/2028	—	(91)	(91)
			Secured Debt	(9) (28)	6/7/2023		11.90%	SF+	6.75%		6/7/2028	18,511	17,965	17,965
			Common Equity		6/7/2023	1,234							1,234	1,234
													19,017	19,017
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9) (28)	5/1/2023		11.94%	SF+	6.85%		5/1/2029	8,000	7,770	7,770

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25) (28)	7/6/2020			SF+	6.00%		7/6/2026	—	(16)	(16)
			Secured Debt	(9) (28)	7/6/2020		11.22%	SF+	6.00%		7/6/2026	29,271	28,901	29,271
													28,885	29,255
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	8/19/2022		14.50%	P+	6.25%		8/19/2027	2,385	2,230	2,385
			Secured Debt	(9) (28)	8/19/2022		12.64%	SF+	7.25%		8/19/2027	27,552	27,096	26,681
													29,326	29,066
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25) (28)	4/8/2021			SF+	6.75%		4/8/2026	—	(9)	(37)
			Secured Debt	(9) (28)	4/8/2021		11.88%	SF+	6.75%		4/8/2026	13,369	13,261	12,171
													13,252	12,134
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9) (28)	12/29/2017		10.80%	SF+	5.50%		12/20/2024	19,862	19,696	14,238

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	17
			Warrants	(26)	11/12/2015	327,532					10/20/2025		425	—
													471	17
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (28)	8/27/2021			SF+	6.50%		8/27/2026	—	(10)	—
			Secured Debt	(9) (28)	8/27/2021		11.65%	SF+	6.50%		8/27/2026	2,333	2,297	2,333
			Secured Debt	(9) (28) (37)	8/27/2021		12.65%	SF+	7.50%		8/27/2026	4,418	4,342	4,418
													6,629	6,751
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9) (28)	9/1/2020		13.01%	SF+	7.75%		9/1/2025	1,781	1,766	1,645
			Secured Debt	(9) (28)	9/1/2020		13.01%	SF+	7.75%		9/1/2025	15,141	15,055	13,985
													16,821	15,630
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (28)	7/16/2021		13.43%	SF+	6.00%	2.00%	11/16/2024	5,682	5,656	5,343
			Secured Debt	(9) (28)	7/16/2021		13.43%	SF+	6.00%	2.00%	11/16/2024	8,425	8,338	7,922
													13,994	13,265
SIB Holdings, LLC	(10)	Provider of Cost Reduction Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (28)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	590	582	534
			Secured Debt	(9) (28)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	1,534	1,511	1,387
			Secured Debt	(9) (28)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	7,633	7,526	6,899
			Common Equity		10/29/2021	95,238							200	97
													9,819	8,917
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			L+	5.25%		12/13/2026	—	(62)	(62)
			Secured Debt	(9)	12/10/2021		10.90%	L+	5.25%		12/13/2026	35,094	34,608	35,094
			Common Equity		12/10/2021	863,636							864	1,208
													35,410	36,240
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		12.96%	SF+	7.50%		7/1/2027	958	907	958
			Secured Debt	(9) (28)	7/1/2022		12.61%	SF+	7.50%		7/1/2027	15,808	15,554	15,808
			Common Stock		7/1/2022	638,710							639	550
													17,100	17,316
Staples Canada ULC	(10) (13) (21)	Office Supplies Retailer
			Secured Debt	(9) (22)	9/14/2017		12.26%	L+	7.00%		9/12/2024	12,552	12,523	11,660

Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9) (28)	10/22/2021		10.91%	SF+	5.50%		10/1/2028	7,565	7,508	7,234

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9) (28)	12/22/2020		10.27%	SF+	5.00%		12/18/2027	14,888	14,643	14,466

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,170

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,040

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (28)	6/1/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	9,457	3,903	3,924
			Secured Debt	(9) (28)	6/1/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	946	20	—
													3,923	3,924
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/22/2019		10.94%	L+	5.75%		9/8/2026	33,407	32,936	33,407

UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (28)	1/11/2023		12.42%	SF+	7.50%		4/5/2029	4,000	3,890	3,890

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25) (28)	11/9/2020			SF+	5.25%		11/3/2025	—	(519)	(519)
			Secured Debt	(9) (28)	11/9/2020		11.31%	SF+	6.00%		11/3/2027	17,512	17,242	15,321
													16,723	14,802
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,340

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	3,810

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25) (28)	7/19/2021			SF+	7.00%		7/19/2026	—	(5)	(5)
			Secured Debt	(9) (28)	7/19/2021		12.19%	SF+	7.00%		7/19/2026	3,751	3,704	3,747
			Common Stock		7/19/2021	400,000							400	420
													4,099	4,162
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (28) (40)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	1,482	1,450	1,482
			Secured Debt	(9) (28)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	389	363	389
			Secured Debt	(9) (28)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	28,811	28,493	28,811
													30,306	30,682
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25) (28)	3/1/2022			SF+	6.00%		3/1/2028	—	(18)	(18)
			Secured Debt	(9) (28)	3/1/2022		10.79%	SF+	6.00%		3/1/2028	10,712	10,546	10,712
			Common Stock		3/1/2022	1,541,400							1,541	2,390
													12,069	13,084
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25) (28)	11/19/2021			SF+	7.00%		11/19/2026	—	(30)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (28)	11/19/2021		12.55%	SF+	7.00%		11/19/2026	2,067	2,030	2,030
			Secured Debt	(9) (28)	11/19/2021		12.17%	SF+	7.00%		11/19/2026	9,300	9,173	9,300
													11,173	11,330
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(28)	12/17/2021		10.41%	SF+	5.25%		12/17/2026	3,192	3,002	3,192
			Secured Debt	(28)	12/17/2021		10.58%	SF+	5.25%		12/17/2027	24,239	23,848	24,239
			Secured Debt	(28)	12/17/2021		10.35%	SF+	5.25%		12/17/2027	38,021	37,465	38,021
													64,315	65,452
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (28)	8/22/2018		12.59%	SF+	7.50%		8/9/2026	12,378	12,119	11,484

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (28) (38)	2/11/2022		12.50%	SF+	7.25%		3/1/2024	17,424	17,291	17,277
			Secured Debt	(9) (28) (38)	2/11/2022		12.46%	SF+	7.25%		3/1/2024	4,367	4,351	4,309
													21,642	21,586
Subtotal Non-Control/Non-Affiliate Investments (78.2% of net assets at fair value)													$1,825,669	$1,763,719
Total Portfolio Investments, June 30, 2023 (186.7% of net assets at fair value)													$3,742,689	$4,210,543

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 91% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.08%.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)
(21)Portfolio company headquarters are located outside of the United States.
(22)In connection with the Company's debt investment in Staples Canada ULC and in an attempt to mitigate any potential adverse change in foreign exchange rates during the term of the Company’s investment, the Company maintains a forward foreign currency contract with Cadence Bank to lend $15.5 million Canadian Dollars and receive $12.0 million U.S. Dollars with a settlement date of September 14, 2023. The unrealized appreciation on the forward foreign currency contract was $0.3 million as of June 30, 2023.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.25% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of June 30, 2023. The position may earn a nominal unused facility fee on committed amounts.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of short-term portfolio investments.
(32)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%). Each new draw or funding on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(33)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(34)As of June 30, 2023, borrowings under the loan facility bore interest at LIBOR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(35)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+8.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(36)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)
(37)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 1.50%) and SOFR+8.50% (Floor 1.50%). The spread and rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(38)As of June 30, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(39)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(40)As of June 30, 2023, borrowings under the loan facility bore interest at LIBOR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(41)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(42)Index based floating interest rate is subject to contractual maximum base rate of 2.00%.
(43)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(44)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+8.00% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
												25,024	25,358
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(9) (25)	2/13/2018			L+	11.00%		2/13/2026	—	(88)	—
		Secured Debt	(9)	12/27/2022		15.13%	L+	11.00%		2/13/2026	27,267	27,122	27,267
		Preferred Stock	(8)	2/13/2018	8,400							8,400	22,220
												35,434	49,487
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25) (29)	10/3/2022			SF+	6.00%		10/3/2027	—	(9)	(9)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,594	18,594
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,357	6,294	6,294
		Common Stock		10/3/2022	378							7,603	7,603
		Common Stock	(30)	10/3/2022	939							1,558	1,558
												34,040	34,040
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (29)	6/24/2016			SF+	8.50%		1/1/2028	—	—	—
		Secured Debt	(9) (29)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	64,078	63,685	64,078
		Member Units	(8)	6/24/2016	9,042							17,692	50,890
												81,377	114,968
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Secured Debt	(9) (37)	7/15/2013		9.50%	L+	8.00%		7/31/2023	3,826	3,826	3,826
		Member Units	(8)	7/15/2013	1,200							1,200	1,800
												5,026	5,626
GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		10.12%	L+	6.00%		12/21/2023	670	670	670
		Secured Debt		12/19/2014		12.12%	L+	8.00%		10/29/2026	40,493	40,313	40,493
		Member Units	(8)	12/19/2014	5,879							13,065	44,440
												54,048	85,603
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units	(8)	8/31/2007	438							2,980	6,790

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		Secured Debt	(9) (25)	9/29/2017			L+	9.50%		7/1/2027	—	—	—
		Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
		Preferred Equity		7/1/2022	63,720							5,600	3,780

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Class A Preferred Units	(30)	6/27/2016	2,000,000							2,000	1,330

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (31)	11/6/2015	5,000,000.00							1,060	1,013

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	7,600	7,537	7,600
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	21,200	21,038	21,200
			Preferred Equity	(8)	10/29/2021	9,360							10,400	17,580
													38,975	46,380
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(31)	3/23/2015	9.30%							3,507	3,483
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	7/31/2015	5.95%							6,303	5,848
													9,810	9,331
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	11,345	11,269	11,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	7,140
													16,169	18,485
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(31)	8/9/2017	8.22%							2,558	4,331
			LP Interests (HPEP 4, L.P.)	(31)	7/12/2022	8.71%							2,332	2,332
			LP Interests (423 COR, LP)	(31)	6/2/2022	22.93%							1,400	1,400
													6,290	8,063
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.13%	L+	6.00%		1/15/2026	3,185	3,183	3,185
			Secured Debt		12/2/2016		9.00%				1/15/2026	37,800	37,685	37,800
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(30)	12/2/2016	226							150	920
													43,868	59,365
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	3,000
			Member Units		1/8/2003	322,297							2,352	2,400
													5,352	5,400

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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and financial position as of June 30, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street. Accordingly, as noted above, MSCC’s consolidated financial statements include the financial position and operating results for the Funds, the Taxable Subsidiaries and the Structured Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
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
Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies and that can be more liquid than the debt securities issued by LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, Main Street’s Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at Main Street’s determination of fair value on its investments in a total of 37 LMM portfolio companies for the six months ended June 30, 2023, representing 52% of the total LMM portfolio at fair value as of June 30, 2023, and on a total of 36 LMM portfolio companies for the six months ended June 30, 2022, representing 54% of the total LMM portfolio at fair value as of June 30, 2022. Excluding its investments in LMM portfolio companies that, as of June 30, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for the six months ended June 30, 2023 and 2022 was 55% and 61% of the total LMM portfolio at fair value, respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 33 Private Loan portfolio companies for the six months ended June 30, 2023, representing 49% of the total Private Loan portfolio at fair value as of June 30, 2023, and on a total of 29 Private Loan portfolio companies for the six months ended June 30, 2022, representing 44% of the total Private Loan portfolio at fair value as of June 30, 2022. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the six months ended June 30, 2023 and 2022 was 53% and 67% of the total Private Loan portfolio at fair value, respectively.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (90% and 89% as of June 30, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.6% and 2.8% of Main Street’s Investment Portfolio at fair value as of June 30, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of June 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and rising market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of Main Street’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.
At June 30, 2023 and December 31, 2022, cash balances totaling $46.0 million (excluding amounts invested in AAA rated money market funds) and $46.3 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
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
As of June 30, 2023, Main Street’s total Investment Portfolio had nine investments on non-accrual status, which comprised 0.3% of its fair value and 1.7% of its cost. As of December 31, 2022, Main Street’s total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2023 and 2022, (i) 1.8% and 1.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.2%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2023 and 2022, (i) 2.1% and 1.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$97,273	$63,984	$190,666	$123,426
Dividend income	25,599	17,913	49,821	34,535
Fee income	4,711	3,303	7,351	6,635
Total interest, fee and dividend income	$127,583	$85,200	$247,838	$164,596
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
In connection with its portfolio debt investments, Main Street sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

valued as part of the negotiation process with the particular portfolio company. When Main Street receives nominal cost equity, it allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.
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
To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2023 and 2022, 1.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2023 and 2022, 1.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
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
Main Street recognizes all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement and does not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. As such, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the six months ended June 30, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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
As of June 30, 2023 and December 31, 2022, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of December 31, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2022.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2023 and December 31, 2022:

Type of Investment	Fair Value as of June 30, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,279,510	Discounted cash flow	WACC	9.2% - 22.3%	14.4%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 8.4x (2)	6.7x	6.1x
Debt investments	$2,718,508	Discounted cash flow	Risk adjusted discount factor	6.1% - 16.8% (2)	10.4%	11.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.7%	100.0%
Debt investments	$212,525	Market approach	Third-party quote	4.0 - 97.5	88.4	94.0
Total Level 3 investments	$4,210,543
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 3.8% - 33.5%.
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
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six-month periods ended June 30, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2023
Debt	$2,928,196	$—	$(421,050)	$376,859	$100,164	$(23,390)	$(29,746)	$2,931,033
Equity	1,166,643	—	(35,199)	48,210	4,126	56,358	32,322	1,272,460
Equity Warrant	5,434	—	—	2,091	—	2,101	(2,576)	7,050
	$4,100,273	$—	$(456,249)	$427,160	$104,290	$35,069	$—	$4,210,543
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2022
Debt	$2,509,568	$—	$(351,315)	$508,045	$3,656	$(60,605)	$(1,333)	$2,608,016
Equity	1,043,709	—	(27,338)	34,765	(1,977)	51,451	1,333	1,101,943
Equity Warrant	6,560	—	—	—	—	(610)	—	5,950
	$3,559,837	$—	$(378,653)	$542,810	$1,679	$(9,764)	$—	$3,715,909
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2023 and December 31, 2022, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,170,226	$—	$—	$2,170,226
Private Loan portfolio investments	1,499,309	—	—	1,499,309
Middle Market portfolio investments	295,854	—	—	295,854
Other Portfolio investments	111,184	—	—	111,184
External Investment Manager	133,970	—	—	133,970
Total investments	$4,210,543	$—	$—	$4,210,543

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,060,459	$—	$—	$2,060,459
Private Loan portfolio investments	1,471,466	—	—	1,471,466
Middle Market portfolio investments	329,119	—	—	329,119
Other Portfolio investments	116,299	—	—	116,299
External Investment Manager	122,930	—	—	122,930
Short-term portfolio investments	1,904	—	1,904	—
Total investments	$4,102,177	$—	$1,904	$4,100,273
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended June 30, 2023 and 2022 are net of expenses allocated to the External Investment Manager of $5.7 million and $3.5 million, respectively, and for the six months ended June 30, 2023 and 2022 of $10.7 million and $6.3 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2023 and 2022, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below).

	As of June 30, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	88	28
Fair value	$2,170.2	$1,499.3	$295.9
Cost	$1,720.9	$1,519.9	$352.9
Debt investments as a % of portfolio (at cost)	72.0%	96.1%	92.9%
Equity investments as a % of portfolio (at cost)	28.0%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.2%
Weighted-average annual effective yield (b)	12.9%	12.6%	11.8%
Average EBITDA (c)	$8.0	$30.5	$67.6
____________________
(a)At June 30, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of June 30, 2023 including debt investments on non-accrual status was 12.8% for its LMM portfolio, 12.3% for its Private Loan portfolio and 10.8% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2023 and 2022, Main Street achieved an annualized total return on investments of 16.7% and 6.5%, respectively. For the six months ended June 30, 2023 and 2022, Main Street achieved an annualized total return on investments of 15.1% and 9.2%, respectively. For the year ended December 31, 2022, Main Street achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of June 30, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $111.2 million in fair value and $119.4 million in cost basis and which comprised 2.6% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, Main Street had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2023, this investment had a fair value of $134.0 million and a cost basis of $29.5 million, which comprised 3.2% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	June 30, 2023	December 31, 2022
First lien debt	83.8%	85.0%
Equity	15.5	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2023	December 31, 2022
First lien debt	73.3%	75.2%
Equity	25.9	24.1
Second lien debt	0.4	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2023	December 31, 2022
West	25.6%	28.5%
Northeast	21.6	19.0
Southwest	19.3	20.1
Midwest	16.0	16.3
Southeast	15.1	14.0
Other Non-United States	1.7	1.5
Canada	0.7	0.6
	100.0%	100.0%

Fair Value:	June 30, 2023	December 31, 2022
West	26.2%	28.7%
Southwest	21.3	21.4
Northeast	21.0	18.8
Midwest	16.3	16.6
Southeast	13.0	12.4
Other Non-United States	1.6	1.5
Canada	0.6	0.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2023	December 31, 2022
Internet Software & Services	8.9%	8.0%
Machinery	7.2	7.4
Commercial Services & Supplies	6.1	6.7
Construction & Engineering	5.7	5.8
Health Care Providers & Services	5.0	4.7
Diversified Consumer Services	4.9	4.5
IT Services	4.9	3.3
Professional Services	4.5	4.2
Distributors	4.2	5.1
Textiles, Apparel & Luxury Goods	3.3	1.9
Leisure Equipment & Products	3.1	4.5
Energy Equipment & Services	3.1	3.7
Tobacco	3.1	3.1
Computers & Peripherals	2.7	2.2
Specialty Retail	2.5	3.2
Media	2.4	2.4
Software	2.0	1.9
Building Products	1.8	1.9
Aerospace & Defense	1.8	2.3
Containers & Packaging	1.7	2.6
Diversified Telecommunication Services	1.7	1.9
Auto Components	1.6	1.7
Food Products	1.6	1.6
Electronic Equipment, Instruments & Components	1.6	1.6
Electrical Equipment	1.5	1.0
Communications Equipment	1.5	1.8
Diversified Financial Services	1.5	1.5
Internet & Catalog Retail	1.3	1.3
Health Care Equipment & Supplies	1.3	1.3
Food & Staples Retailing	1.1	1.2
Hotels, Restaurants & Leisure	1.1	1.1
Chemicals	1.0	1.1
Household Products	1.0	0.4
Other (1)	3.3	3.1
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2023	December 31, 2022
Machinery	8.3%	8.4%
Internet Software & Services	7.4	6.8
Diversified Consumer Services	7.1	6.8
Construction & Engineering	5.6	5.7
Commercial Services & Supplies	5.2	6.1
Professional Services	5.1	3.8
Health Care Providers & Services	4.7	4.3
Distributors	4.5	5.5
IT Services	4.4	3.1
Computers & Peripherals	3.8	3.0
Tobacco	3.3	3.4
Specialty Retail	3.1	3.5
Media	2.9	3.0
Leisure Equipment & Products	2.8	4.0
Textiles, Apparel & Luxury Goods	2.8	1.8
Energy Equipment & Services	2.7	2.7
Software	2.1	2.1
Containers & Packaging	1.9	2.8
Aerospace & Defense	1.7	2.2
Food Products	1.7	1.8
Building Products	1.6	1.9
Electrical Equipment	1.6	1.0
Auto Components	1.5	1.6
Diversified Telecommunication Services	1.5	1.8
Diversified Financial Services	1.4	1.7
Internet & Catalog Retail	1.2	1.3
Construction Materials	1.1	1.0
Air Freight & Logistics	1.1	0.9
Health Care Equipment & Supplies	1.0	1.0
Chemicals	0.9	1.1
Food & Staples Retailing	0.8	1.1
Other (1)	5.2	4.8
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At June 30, 2023 and December 31, 2022, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of June 30, 2023 and December 31, 2022, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
The External Investment Manager serves as the investment adviser and administrator to MSC Income Fund, Inc. (“MSC Income”) pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (the “Advisory Agreement”). Under the Advisory Agreement, the External Investment Manager earns a 1.75% annual base management fee on MSC Income’s average total assets, an incentive fee equal to 20% of pre-investment fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2023 and 2022, the total contribution to Main Street’s net investment income was $8.5 million and $5.2 million, respectively. For the six months ended June 30, 2023 and 2022, the total contribution to Main Street’s net investment income was $16.6 million and $10.3 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 is as follows:

	As of June 30, 2023	As of December 31, 2022
	(dollars in thousands)
Accounts receivable - advisory clients	$10,416	$8,130
Intangible Asset	29,500	29,500
Total assets	$39,916	$37,630

Accounts payable to MSCC and its subsidiaries	$7,557	$4,455
Dividend payable to MSCC and its subsidiaries	2,859	3,675
Equity	29,500	29,500
Total liabilities and equity	$39,916	$37,630

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Management fee income	$5,544	$5,421	$11,014	$10,865
Incentive fees	3,663	90	6,967	227
Administrative services fees	151	153	302	304
Total revenues	9,358	5,664	18,283	11,396
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,897)	(2,653)	(9,165)	(4,913)
Other G&A expenses	(791)	(809)	(1,520)	(1,366)
Total allocated expenses	(5,688)	(3,462)	(10,685)	(6,279)
Pre-tax income	3,670	2,202	7,598	5,117
Tax expense	(811)	(492)	(1,683)	(1,134)
Net income	$2,859	$1,710	$5,915	$3,983

NOTE E — DEBT
Summary of debt as of June 30, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$410,000	$—	$410,000	$410,000
SPV Facility	170,000	—	170,000	170,000
July 2026 Notes	500,000	(1,601)	498,399	440,345
May 2024 Notes	450,000	454	450,454	442,926
SBIC Debentures	350,000	(6,057)	343,943	290,232
December 2025 Notes	150,000	(1,294)	148,706	153,929
Total Debt	$2,030,000	$(8,498)	$2,021,502	$1,907,432
____________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
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
____________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.11. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Corporate Facility	$7,898	$2,640	$14,508	$4,698
SPV Facility	3,511	—	6,941	—
July 2026 Notes	3,882	3,882	7,763	7,763
May 2024 Notes	5,714	5,713	11,427	11,428
SBIC Debentures	2,718	2,827	5,470	5,627
December 2025 Notes	3,031	—	5,643	—
December 2022 Notes	—	2,233	—	4,466
Total Interest Expense	$26,754	$17,295	$51,752	$33,982
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of June 30, 2023, the Corporate Facility included total commitments of $980.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of June 30, 2023, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2023, the interest rate on the Corporate Facility was 7.1%. The average interest rate for borrowings under the Corporate Facility was 7.0% and 2.7% for the three months ended June 30, 2023 and 2022, respectively, and 6.7% and 2.3% for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
In November 2022 and December 2022, MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into (i) the SPV Facility with MSCC as collateral manager and (ii) a lender joinder agreement (the “Joinder Agreement”) to the SPV Facility that increased the total number of lenders from three to four lenders and increased the total commitments under the SPV Facility from $240.0 million to $255.0 million, respectively. As of June 30, 2023, the SPV Facility included total commitments of $255.0 million and an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2023, the interest rate on the SPV Facility was 7.8%. The average interest rate for borrowings under the SPV Facility was 7.6% for the three months ended June 30, 2023, and 7.4% for the six months ended June 30, 2023. As of June 30, 2023, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding balance sheets as of June 30, 2023 and December 31, 2022 are as follows:
Balance Sheets
(dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $318,309 and $314,752 as of June 30, 2023 and December 31, 2022, respectively)	$320,629	$316,507
Cash and cash equivalents	8,200	10,838
Interest and dividend receivable and other assets	2,748	2,828
Accounts receivable to MSCC and its subsidiaries	—	556
Receivable for securities sold	—	369
Deferred financing costs (net of accumulated amortization of $426 and $141 as of June 30, 2023 and December 31, 2022, respectively)	2,568	2,630
Total assets	334,145	333,728
LIABILITIES
SPV Facility	$170,000	$200,000
Accounts payable and other liabilities	7,032	112
Interest payable	1,138	1,272
Total liabilities	178,170	201,384
NET ASSETS
Contributed capital	138,163	126,010
Total undistributed earnings	17,812	6,334
Total net assets	155,975	132,344
Total liabilities and net assets	$334,145	$333,728

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding statement of operations for the three and six months ended June 30, 2023 are as follows:
Statement of Operations
(dollars in thousands)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$9,873	$18,590
Total investment income	9,873	18,590
EXPENSES:
Interest	(3,512)	(6,940)
Management Fee to MSCC	(410)	(686)
General and administrative	(19)	(51)
Total expenses	(3,941)	(7,677)
NET INVESTMENT INCOME	5,932	10,913
NET UNREALIZED APPRECIATION:
Non‑Control/Non‑Affiliate investments	1,956	565
Total net unrealized appreciation	1,956	565
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,888	$11,478
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
As of June 30, 2023, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2023, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both June 30, 2023 and December 31, 2022. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.0% and 2.9% as of June 30, 2023 and December 31, 2022, respectively. The first principal maturity due under the existing SBIC debentures is in 2024, and the weighted-average remaining duration as of June 30, 2023 was 5.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of June 30, 2023, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.8 million that was net of unamortized debt issuance costs of $3.2 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.2 million that was net of unamortized debt issuance costs of $2.8 million.
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
As of June 30, 2023, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of Main Street for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Per Share Data:	2023	2022
NAV at the beginning of the period	$26.86	$25.29
Net investment income (1)	2.08	1.47
Net realized loss (1)(2)	(1.30)	(0.02)
Net unrealized appreciation (depreciation) (1)(2)	1.75	(0.14)
Income tax benefit (provision) (1)(2)	(0.21)	(0.21)
Net increase in net assets resulting from operations (1)	2.32	1.10
Dividends paid from net investment income	(1.75)	(1.44)
Dividends paid	(1.75)	(1.44)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.31	0.48
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.05
Other (3)	(0.09)	(0.11)
NAV at the end of the period	$27.69	$25.37
Market value at the end of the period	$40.03	$38.53
Shares outstanding at the end of the period	81,431,006	73,517,558
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
NAV at end of period	$2,254,948	$1,865,163
Average NAV	$2,178,819	$1,842,554
Average outstanding debt	$1,991,714	$1,793,857
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	2.32%	3.97%
Ratio of operating expenses to average NAV (2)(3)	1.92%	3.13%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.69%	1.28%
Ratio of net investment income to average NAV (2)	3.93%	5.80%
Portfolio turnover ratio (2)	7.76%	10.48%
Total investment return (2)(4)	13.26%	(10.96)%
Total return based on change in NAV (2)(5)	5.05%	4.47%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $10.7 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively.
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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.225 per share, totaling $54.3 million, or $0.675 per share, for the three months ended June 30, 2023, and $107.9 million, or $1.35 per share, for the six months ended June 30, 2023, compared to aggregate regular monthly dividends of $47.1 million, or $0.645 per share, for the three months ended June 30, 2022, and $93.1 million, or $1.29 per share, for the six months ended June 30, 2022. Main Street also paid a supplemental dividend of $18.2 million, or $0.225 per share, during the three months ended June 30, 2023, and $32.2 million, or $0.40 per share, during the six months ended June 30, 2023, compared to supplemental dividends paid of $5.5 million, or $0.075 per share, during the three months ended June 30, 2022, and $10.9 million, or $0.15 per share, during the six months ended June 30, 2022.
MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries,

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$186,107	$79,953
Book-tax difference from share-based compensation expense	(7,646)	(6,906)
Net unrealized (appreciation) depreciation	(140,059)	9,841
Income tax provision	16,760	15,417
Pre-tax book (income) loss not consolidated for tax purposes	44,328	(9,249)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	45,352	13,568
Estimated taxable income (1)	144,842	102,624
Taxable income earned in prior year and carried forward for distribution in current year	49,216	50,834
Taxable income earned prior to period end and carried forward for distribution next period	(71,501)	(64,509)
Dividend payable as of period end and paid in the following period	18,729	15,673
Total distributions accrued or paid to common stockholders	$141,286	$104,622
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in Main Street’s consolidated financial statements.
The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$158	$64	$298	$115
State	433	71	1,289	614
Excise	1,080	674	1,820	1,389
Total current tax expense	1,671	809	3,407	2,118
Deferred tax expense:
Federal	6,444	7,166	12,250	9,973
State	532	2,345	1,103	3,326
Total deferred tax expense	6,976	9,511	13,353	13,299

Total income tax provision	$8,647	$10,320	$16,760	$15,417
The net deferred tax liability at June 30, 2023 and December 31, 2022 was $61.2 million and $47.8 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2023, Main Street sold 2,148,490 shares of its common stock at a weighted-average price of $39.52 per share and raised $84.9 million of gross proceeds under the ATM Program. Net proceeds were $84.1 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2023, sales transactions representing 404,330 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of June 30, 2023, 8,314,194 shares remained available for sale under the ATM Program.

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
Summarized DRIP information for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
DRIP participation	$14,688	$9,813
Shares issued for DRIP	374,173	246,199

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2023.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(552,077)
Restricted stock available for issuance as of June 30, 2023	4,447,923
As of June 30, 2023, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(7,525)
Restricted stock available for issuance as of June 30, 2023	292,475
For the three months ended June 30, 2023 and 2022, Main Street recognized total share-based compensation expense of $4.1 million and $3.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2023 and 2022, Main Street recognized total share-based compensation expense of $8.2 million and $6.4 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30, 2023
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		( $ per share)
Non-vested, December 31, 2022	817,401		$38.78
Granted (1)	544,533		39.42
Vested (1)(2)	(398,914)		39.20
Forfeited	(11,486)		40.50
Non-vested, June 30, 2023	951,534		$40.48
Aggregate intrinsic value as of June 30, 2023 (in thousands)	$38,090	(3)
___________________________
(1)Restricted units generally vest over a three-year period from the grant date (as noted above).
(2)Vested shares included 151,058 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of June 30, 2023 and $40.03 per share, the closing price of our common stock on June 30, 2023.

The total fair value of RSAs that vested during the six months ended June 30, 2023 and 2022 was $15.6 million and $10.3 million, respectively.
As of June 30, 2023, there was $34.4 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.7 years as of June 30, 2023.
NOTE K — COMMITMENTS AND CONTINGENCIES
At June 30, 2023, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
3,300

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	6,733
Freeport Financial SBIC Fund LP	3,841
10,574

Harris Preston Fund Investments
HPEP 4, L.P.	7,204
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 MH, L.P.	52
9,411

MS Private Loan Fund I, LP	750

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	9,850
UnionRock Energy Fund II, LP	1,907
11,757

Total Equity Commitments (1)(2)	$35,792

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Dalton US Inc.	$16,463
HEADLANDS OP-CO LLC	10,125
MS Private Loan Fund I, LP	10,000
Xenon Arc, Inc.	9,408
Power System Solutions	9,255
JTI Electrical & Mechanical, LLC	8,421
AB Centers Acquisition Corporation	8,103
AMEREQUIP LLC.	7,704
SI East, LLC	7,500
PTL US Bidco, Inc	7,156
Archer Systems, LLC	7,115
Veregy Consolidated, Inc.	5,875
Robbins Bros. Jewelry, Inc.	4,500
South Coast Terminals Holdings, LLC	4,465
NWN Corporation	4,379
Direct Marketing Solutions, Inc.	4,250
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
Paragon Healthcare, Inc.	4,110
IG Investor, LLC	4,000
NexRev LLC	4,000

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Watterson Brands, LLC	3,917
Microbe Formulas, LLC	3,601
Classic H&G Holdco, LLC	3,440
VVS Holdco, LLC	3,200
Imaging Business Machines, L.L.C.	2,965
MetalForming AcquireCo, LLC	2,795
Batjer TopCo, LLC	2,700
IG Parent Corporation	2,500
Nebraska Vet AcquireCo, LLC	2,500
Superior Rigging & Erecting Co.	2,500
CaseWorthy, Inc.	2,459
West Star Aviation Acquisition, LLC	2,411
Centre Technologies Holdings, LLC	2,400
Channel Partners Intermediateco, LLC	2,275
GS HVAM Intermediate, LLC	2,273
SPAU Holdings, LLC	2,235
Winter Services LLC	2,222
AVEX Aviation Holdings, LLC	2,210
ITA Holdings Group, LLC	2,174
ArborWorks, LLC	2,128
GRT Rubber Technologies LLC	2,050
Bluestem Brands, Inc.	2,019
Cybermedia Technologies, LLC	2,000
Engineering Research & Consulting, LLC	1,965
GULF PACIFIC ACQUISITION, LLC	1,919
Acumera, Inc.	1,885
Elgin AcquireCo, LLC	1,877
Johnson Downie Opco, LLC	1,800
NinjaTrader, LLC	1,750
RTIC Subsidiary Holdings, LLC	1,644
MonitorUS Holding, LLC	1,623
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Roof Opco, LLC	1,556
Burning Glass Intermediate Holding Company, Inc.	1,549
Pearl Meyer Topco LLC	1,500
Bond Brand Loyalty ULC	1,427
Career Team Holdings, LLC	1,350
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Evergreen North America Acquisitions, LLC	1,313
Mako Steel, LP	1,278
RA Outdoors LLC	1,278
Project Eagle Holdings, LLC	1,250
Gamber-Johnson Holdings, LLC	1,200

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Eastern Wholesale Fence LLC	1,115
ATS Operating, LLC	1,080
Infolinks Media Buyco, LLC	1,008
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Adams Publishing Group, LLC	788
Project BarFly, LLC	760
Inspire Aesthetics Management, LLC	555
Jensen Jewelers of Idaho, LLC	500
Invincible Boat Company, LLC.	457
Clad-Rex Steel, LLC	400
Wall Street Prep, Inc.	400
Gulf Publishing Holdings, LLC	400
Hawk Ridge Systems, LLC	334
ASC Interests, LLC	300
Jackmont Hospitality, Inc.	237
AAC Holdings, Inc.	200
SIB Holdings, LLC	160
Acousti Engineering Company of Florida	53
Interface Security Systems, L.L.C	1

Total Loan Commitments	248,577

Total Commitments	$284,369
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2023.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At June 30, 2023, Main Street had a receivable of $10.5 million due from the External Investment Manager, which included (i) $7.6 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.9 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2022 dividend on such date. In May 2023, Main Street purchased an additional 255,755 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of June 30, 2023, Main Street owned 350,452 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an Investment Management Agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of June 30, 2023, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2023, there were no borrowings outstanding under the PL Fund 2022 Note.
In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016 and replaced the Deferred Compensation Plan for Non-Employee Directors previously adopted by the Board of Directors in June 2013 (the “2013 Deferred Compensation Plan”). Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan, including phantom Main Street stock units. As of June 30, 2023, $18.4 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the 2015 Deferred Compensation Plan (including amounts previously deferred under the 2013 Deferred Compensation Plan). Of this amount, $6.8 million is deferred into phantom Main Street stock units, representing 170,008 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.
NOTE M — SUBSEQUENT EVENTS
In July 2023, Main Street expanded its total commitments under the Corporate Facility from $980.0 million to $995.0 million. The commitment increase was executed under the accordion feature of the Corporate Facility which allows for an increase up $1.4 billion in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

In August 2023, Main Street declared a supplemental cash dividend of $0.275 per share payable in September 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the third quarter of 2023 of $0.23 per share for each of July, August and September 2023.
In August 2023, Main Street also declared regular monthly dividends of $0.235 per share for each month of October, November and December of 2023. These regular monthly dividends equal a total of $0.705 per share for the fourth quarter of 2023, representing a 6.8% increase from the regular monthly dividends paid in the fourth quarter of 2022. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2023, Main Street will have paid $38.54 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	$—	$—	$3	$(3)	$1	$—	$(2)
	15.25%	L+	10.00%		Secured Debt	(8)	—	—	379	4,545	39	140	4,444
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	566	—	3,504	566	—	4,070
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.17%	L+	10.00%		Secured Debt	(9)	—	(63)	429	5,964	—	311	5,653
					Preferred Member Units	(9)	—	(720)	60	7,080	—	720	6,360
Café Brazil, LLC					Member Units	(8)	—	(80)	103	2,210	—	80	2,130
California Splendor Holdings LLC	15.25%	L+	10.00%		Secured Debt	(9)	—	(7)	2,127	28,000	7	7	28,000
					Preferred Member Units	(9)	—	(2,060)	125	25,495	—	2,060	23,435
	15.00%			15.00%	Preferred Member Units	(9)	—	—	301	3,994	301	—	4,295
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	(64)	621	10,440	18	824	9,634
	10.00%				Secured Debt	(5)	—	—	52	1,039	—	17	1,022
					Member Units	(5)	—	(1,840)	275	8,220	—	1,840	6,380
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.					Secured Debt (12)	(8)	—	12	2	—	—	—	—
	12.50%				Secured Debt	(8)	—	39	582	—	46,312	—	46,312
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	6,940	1,446	58,180	6,940	—	65,120
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(9)	—	(5)	355	5,241	5	377	4,869
					Preferred Member Units	(9)	—	(3,450)	158	19,830	—	3,450	16,380
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	1,042	—	28,720	—	28,720
					Preferred Member Units	(6)	—	—	—	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	18	223	583	90	716
	10.00%				Secured Debt	(8)	—	—	507	7,789	78	135	7,732
					Preferred Member Units	(8)	—	(320)	—	2,670	—	320	2,350
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	(14)	23	—	14	14	—
	13.00%				Secured Debt	(9)	—	(35)	1,876	27,267	35	837	26,465
					Preferred Stock	(9)	—	1,130	343	22,220	1,130	—	23,350
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	1,151	18,594	19	—	18,613
	9.00%				Secured Debt	(5)	—	—	287	6,294	1	21	6,274
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.00%	SF+	8.00%		Secured Debt	(5)	—	(64)	3,598	64,078	64	4,464	59,678

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
					Member Units	(5)	—	19,270	2,904	50,890	19,270	—	70,160
GRT Rubber Technologies LLC	11.17%	L+	6.00%		Secured Debt (12)	(8)	—	—	66	670	630	—	1,300
	13.17%	L+	8.00%		Secured Debt	(8)	—	(23)	2,624	40,493	23	23	40,493
					Member Units	(8)	—	—	84	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	151	2,284	—	—	2,284
					Preferred Equity	(8)	—	—	—	3,780	—	—	3,780
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	84	—	761	800	(39)
	13.00%				Secured Debt	(6)	—	—	896	—	37,333	—	37,333
					Common Equity	(6)	—	—	—	—	15,096	—	15,096
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	—	18,300	—	18,300
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.00%	P+	6.75%		Secured Debt	(9)	—	(3)	183	2,450	3	3	2,450
					Member Units	(9)	—	(1,460)	626	14,970	—	1,460	13,510
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	1,407	20,374	195	—	20,569
	9.00%				Secured Debt	(5)	—	—	175	3,842	1	19	3,824
					Preferred Equity	(5)	—	510	—	7,220	510	—	7,730
					Member Units	(5)	—	(70)	60	2,850	—	70	2,780
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
					Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
MetalForming AcquireCo, LLC					Secured Debt (12)	(7)	—	—	5	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	1,518	23,576	23	—	23,599
	8.00%			8.00%	Preferred Equity	(7)	—	118	148	6,010	235	—	6,245
					Common Stock	(7)	—	(137)	619	1,537	—	137	1,400
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,150	392	4,548	1,150	195	5,503
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	11,040	5,916	122,930	11,040	—	133,970
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	289	5,746	—	—	5,746
					Common Stock	(6)	—	4,320	1,977	22,830	4,320	—	27,150
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(25)	952	15,750	25	1,525	14,250
					Preferred Member Units	(8)	—	6,500	1,350	22,810	6,500	—	29,310
PPL RVs, Inc.		L+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	13.63%	L+	8.75%		Secured Debt	(8)	—	(39)	1,365	21,655	39	1,404	20,290
					Common Stock	(8)	—	(880)	157	18,950	—	880	18,070
					Common Stock	(8)	—	12	—	238	12	—	250
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	397	5,806	11	—	5,817
					Preferred Member Units	(8)	—	(1,940)	429	12,420	—	1,940	10,480
					Common Stock	(8)	—	(90)	—	590	—	90	500
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	16	(35)	4	—	(31)
	12.50%				Secured Debt	(9)	—	(444)	2,255	35,404	40	1,119	34,325
					Preferred Equity	(9)	—	(8,740)	—	14,880	—	8,740	6,140
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	4	—	2	2	—
	12.00%				Secured Debt	(7)	—	(9)	487	7,920	9	9	7,920
					Common Stock	(7)	—	3,970	58	7,800	3,970	—	11,770
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	54	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(706)	—	—	11,446	706	10,740
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	27	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	33	945	—	—	945
	14.00%				Secured Debt	(8)	—	(215)	194	2,676	—	215	2,461
					Preferred Member Units	(8)	—	(170)	—	240	—	170	70
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	1,677	(675)	141	7,552	2,077	3,283	6,346
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt (12)	(8)	—	—	27	400	—	—	400
	13.00%				Secured Debt	(8)	—	(52)	108	1,649	—	52	1,597
					Member Units	(8)	—	(384)	—	800	94	384	510
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(277)	—	634	126	277	483
	5.00%				Secured Debt	(9)	—	(286)	—	1,005	—	286	719
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	44	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	280	3,040
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	7	1	(8)	8	—	—
					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	78	583	10,933	92	450	10,575
					Preferred Stock	(8)	—	2,055	574	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	14.37%	SF+	9.19%		Secured Debt	(9)	—	(71)	6,976	99,194	71	1,390	97,875
	8.00%				Class B Preferred Member Units	(9)	—	(300)	2,137	31,420	—	300	31,120
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	576	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	65	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
					Warrants	(6)	—	46	—	1,828	46	—	1,874
					Warrants	(6)	—	64	—	2,512	64	—	2,576
CBT Nuggets, LLC					Member Units	(9)	—	1,570	1,647	49,002	1,568	—	50,570
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	6	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(8)	—	64	1,058	14,954	76	—	15,030
					Preferred Member Units	(8)	—	1,700	60	8,700	1,700	—	10,400
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	77	4	—	—	—	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(6)	1,092	16,945	6	544	16,407
					Member Units	(8)	—	1,020	1,491	22,920	1,020	—	23,940
					Member Units	(8)	—	120	46	2,710	120	—	2,830
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(17)	300	5,694	17	17	5,694
					Preferred Member Units	(5)	—	460	246	13,340	460	—	13,800
Colonial Electric Company LLC					Secured Debt	(6)	—	—	47	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(500)	1,406	23,151	28	1,130	22,049
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	(1,179)	9,160	—	1,480	7,680
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	1,141	15,523	—	790	14,733
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835
Garreco, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	218	3,826	—	554	3,272
					Member Units	(8)	—	(220)	25	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	1,210	1,351	6,790	1,210	—	8,000
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	210	—	3,280	210	—	3,490
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	16.75%	L+	11.50%		Secured Debt	(8)	—	(11)	827	9,999	11	172	9,838
					Preferred Equity	(8)	—	1,010	91	5,540	1,010	—	6,550
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,573	25,432	26	—	25,458
					Preferred Equity	(9)	—	—	512	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	49	320	—	6,000	700	5,300
					Member Units	(5)	—	(3,210)	6,496	15,570	—	3,210	12,360
MS Private Loan Fund					Secured Debt (12)	(8)	—	—	13	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests (12)	(8)	—	(198)	776	14,833	—	198	14,635
MSC Income Fund, Inc.					Common Equity	(8)	—	(65)	32	753	2,000	65	2,688
NAPCO Precast, LLC					Member Units	(8)	—	880	—	11,830	880	—	12,710
Nebraska Vet AcquireCo, LLC		L+	7.00%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	12.00%				Secured Debt	(5)	—	6	1,258	20,094	1,200	—	21,294
	12.00%				Secured Debt	(5)	—	(11)	644	10,500	11	11	10,500
					Preferred Member Units	(5)	—	5,090	302	7,700	5,090	—	12,790
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	1,500	616	8,477	1,545	1,654	8,368
					Preferred Member Units	(8)	—	2,340	151	1,110	2,340	—	3,450
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	126	2,080	—	—	2,080
					Member Units	(5)	—	(750)	36	4,615	—	750	3,865

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
					Member Units	(5)	—	(31)	(2)	175	—	30	145
NuStep, LLC	11.75%	L+	6.50%		Secured Debt	(5)	—	—	251	4,399	—	—	4,399
	12.00%				Secured Debt	(5)	—	—	1,119	18,414	6	—	18,420
					Preferred Member Units	(5)	—	340	—	8,040	340	—	8,380
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.25%	L+	11.00%		Secured Debt	(5)	—	142	1,863	23,429	171	800	22,800
					Preferred Stock	(5)	—	4,810	537	11,750	4,810	—	16,560
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	4	142	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	40	534	—	13,500	—	13,500
	12.00%				Secured Debt	(6)	—	(35)	1,722	28,681	35	1,035	27,681
					Preferred Equity	(6)	—	830	5,708	43,260	830	—	44,090
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	111	1,840	—	—	1,840
	12.00%				Secured Debt	(9)	—	—	923	15,120	7	—	15,127
					Preferred Member Units	(9)	—	(1,391)	—	7,681	—	1,391	6,290
					Preferred Member Units	(9)	—	178	—	—	533	—	533
Televerde, LLC					Member Units	(8)	—	674	592	5,408	674	—	6,082
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	15	(21)	11	—	(10)
	11.50%				Secured Debt	(5)	—	—	1,768	30,161	39	1,242	28,958
					Preferred Equity	(5)	—	(100)	215	11,940	—	100	11,840
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	—	150	—	150
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(51,077)	$92,940	$96,841	$1,703,172	$338,651	$173,038	$1,883,699
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$—	$750	$—	$750
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(16)	27	—	376	16	360
	18.00%			18.00%	Secured Debt	(7)	—	(558)	1,149	11,550	1,149	558	12,141
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
					Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	16.17%	L+	11.00%		Unsecured Debt	(8)	—	—	63	800	—	—	800
	16.17%	L+	11.00%		Unsecured Debt	(8)	—	116	317	2,086	116	—	2,202
					Member Units	(8)	—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	16	320	—	—	320
					Member Units	(6)	—	(620)	41	2,970	—	620	2,350
Buca C, LLC	12.00%				Secured Debt	(7)	—	—	1,044	12,337	—	373	11,964
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	11.25%	L+	6.00%		Secured Debt (12)	(6)	—	—	10	(9)	451	—	442
	12.50%				Secured Debt	(6)	—	—	1,293	20,090	20	—	20,110
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.25%	L+	6.00%		Secured Debt (12)	(6)	—	—	260	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(21)	797	19,274	21	21	19,274
					Preferred Member Units	(6)	—	(6,410)	4,745	24,637	—	6,407	18,230
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(223)	316	7,657	—	2,095	5,562
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(21)	1,272	21,200	21	1,221	20,000
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	757	156	—	9,127	915	904	9,138
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	—	—	2,898	241	287	2,852
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	16	—	43	1,013	16	55	974
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	6,770	2,050	17,580	6,770	—	24,350
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	145	—	3,483	145	—	3,628
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	291	5,848	—	536	5,312
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(12)	525	11,345	12	12	11,345
					Preferred Member Units	(5)	—	1,170	102	7,140	1,170	—	8,310
Hawk Ridge Systems, LLC	11.53%	SF+	6.00%		Secured Debt (12)	(9)	—	—	173	3,185	4,581	4,100	3,666
	12.50%				Secured Debt	(9)	—	4	2,173	37,800	4,142	—	41,942
					Preferred Member Units	(9)	—	—	131	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(170)	121	3,000	—	170	2,830
					Member Units	(8)	—	1,160	2	2,400	1,160	—	3,560
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	464	—	2,796
					LP Interests (423 COR, LP) (12)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(1,207)	1,123	11,758	1,200	1,207	11,751
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	790	—	17,832	—	17,832
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Integral Energy Services	13.04%	L+	7.50%		Secured Debt	(8)	—	(227)	1,036	15,769	33	227	15,575
					Common Stock	(8)	—	(460)	21	1,280	—	460	820
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	307	4,500	4	20	4,484
	13.50%				Secured Debt	(5)	—	—	214	3,130	3	14	3,119
	13.50%				Secured Debt	(5)	—	—	600	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	1,337	19,559	17	88	19,488
	13.50%				Secured Debt	(5)	—	—	890	—	10,857	38	10,819
					Common Stock	(5)	—	—	—	1,798	958	—	2,756
ITA Holdings Group, LLC		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	12	—	—	12	(12)
		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	—	—	—	10	(10)
	15.38%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	84	—	3,252	—	3,252
	17.38%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	86	—	3,252	—	3,252
					Warrants	(8)	—	—	—	—	2,091	—	2,091
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(127)	—	569	—	128	441
	12.00%			12.00%	Secured Debt	(8)	—	(130)	—	580	—	130	450
	12.00%			12.00%	Secured Debt	(8)	—	(280)	—	1,249	—	280	969
	12.00%			12.00%	Secured Debt	(8)	—	(584)	—	2,606	—	584	2,022
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.25%	L+	11.00%		Secured Debt	(7)	—	(61)	447	5,559	6	141	5,424
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC					Secured Debt (12)	(7)	—	—	14	—	—	—	—
	12.78%				Secured Debt	(7)	—	268	568	—	54,536	—	54,536
					Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	1,823	639	13,650	2,130	—	15,780
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(22)	980	13,840	22	822	13,040
					Common Stock	(6)	—	320	—	1,530	320	—	1,850
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	—	216	4,556	214	—	4,770
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,285	21,378	27	1,000	20,405
					Preferred Member Units	(7)	—	1,140	—	4,500	1,140	—	5,640

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
The Affiliati Network, LLC					Secured Debt	(9)	—	—	12	106	1,962	2,080	(12)
	13.00%				Secured Debt	(9)	—	(129)	607	9,442	15	729	8,728
					Preferred Stock	(9)	—	—	80	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(964)	25	5,855	531	1,162	5,224
UniTek Global Services, Inc.		SF+	7.50%		Secured Debt	(6)	—	22	(2)	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	282	1,712	112	1,824	—
	15.00%			15.00%	Secured Convertible Debt	(6)	—	1,380	187	4,592	1,567	—	6,159
	20.00%			20.00%	Preferred Stock	(6)	—	(221)	221	2,833	221	221	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,668	—	1,991	1,668	—	3,659
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	—	220
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	948	14,140	14	—	14,154
					Preferred Equity	(7)	—	—	139	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(16,267)	$21,672	$38,455	$618,359	$175,201	$215,521	$563,125
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

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $453,692. This represented 24.1% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $78,205. This represented 13.9% of net assets as of June 30, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $283,469. This represented 15.0% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $102,097. This represented 18.1% of net assets as of June 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $51,394. This represented 2.7% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $172,637. This represented 30.7% of net assets as of June 30, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $655,449. This represented 34.8% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $79,676. This represented 14.1% of net assets as of June 30, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $439,695. This represented 23.3% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $130,510. This represented 23.2% of net assets as of June 30, 2023.
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
(12)Investment has an unfunded commitment as of June 30, 2023 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Majority-owned investments
Analytical Systems Keco Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	$—	$—	$339	$4,736	$45	$140	$4,641
					Preferred Member Units	(8)	—	(576)	—	4,894	—	576	4,318
Brewer Crane Holdings, LLC	11.06%	L+	10.00%		Secured Debt	(9)	—	—	448	8,037	12	248	7,801
					Preferred Member Units	(9)	—	(660)	530	7,710	—	660	7,050
Café Brazil, LLC					Member Units	(8)	—	(50)	99	2,570	—	50	2,520
California Splendor Holdings LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	56	1,578	27,915	85	—	28,000
	15.00%			15.00%	Preferred Member Units	(9)	—	—	652	9,510	652	6,449	3,713
					Preferred Member Units	(9)	—	6,020	125	13,275	6,020	—	19,295
Clad-Rex Steel, LLC	10.63%	L+	9.50%		Secured Debt	(5)	—	—	574	10,401	20	—	10,421
	10.00%				Secured Debt	(5)	—	—	54	1,071	—	16	1,055
					Member Units	(5)	—	80	—	530	80	—	610
					Member Units	(5)	—	—	764	10,250	—	—	10,250
CMS Minerals Investments					Member Units	(9)	—	447	69	1,974	447	147	2,274
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	(45)	2,702	42,484	2,910	3,757	41,637
					Preferred Member Units	(8)	—	3,550	1,749	47,640	3,550	—	51,190
CompareNetworks Topco, LLC	10.13%	L+	9.00%		Secured Debt	(9)	—	(10)	308	6,477	10	746	5,741
					Preferred Member Units	(9)	—	5,230	316	12,000	5,230	—	17,230
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	416	7,668	84	135	7,617
					Preferred Member Units	(8)	—	60	48	2,610	60	—	2,670
Direct Marketing Solutions, Inc.	12.13%	L+	11.00%		Secured Debt	(9)	—	(20)	1,551	24,048	1,317	687	24,678
					Preferred Stock	(9)	—	3,200	686	18,350	3,200	—	21,550
Gamber-Johnson Holdings, LLC	10.50%	L+	8.00%		Secured Debt	(5)	—	(11)	1,100	21,598	11	11	21,598
					Member Units	(5)	—	(3,400)	360	49,700	—	3,400	46,300
GRT Rubber Technologies LLC	9.06%	L+	8.00%		Secured Debt	(8)	—	(22)	1,676	38,885	22	22	38,885
					Member Units	(8)	—	—	2,441	46,190	—	—	46,190
Jensen Jewelers of Idaho, LLC	10.00%	P+	6.75%		Secured Debt	(9)	—	(4)	130	2,550	4	104	2,450
					Member Units	(9)	—	2,700	1,376	12,420	2,700	—	15,120
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	1,205	20,324	25	—	20,349
	9.00%				Secured Debt	(5)	—	—	177	3,876	1	17	3,860
					Member Units	(5)	—	(70)	—	12,310	—	70	12,240
					Member Units	(5)	—	—	55	2,460	—	—	2,460
Market Force Information, LLC	12.13%	L+	11.00%		Secured Debt	(9)	—	—	217	3,400	1,000	—	4,400
	12.00%			12.00%	Secured Debt	(9)	—	(1,405)	—	8,936	—	1,405	7,531
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(1,495)	540	5,934	9	1,655	4,288
MSC Adviser I, LLC					Member Units	(8)	—	(22,080)	3,983	140,400	—	22,080	118,320
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	(1)	312	6,378	1	281	6,098
					Common Stock	(6)	—	7,370	1,596	8,840	7,370	—	16,210
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(29)	1,099	18,000	29	1,279	16,750
					Preferred Member Units	(8)	—	90	1,197	20,210	90	—	20,300
PPL RVs, Inc.	7.97%	L+	7.00%		Secured Debt	(8)	—	251	683	12,381	9,264	2,000	19,645
					Common Stock	(8)	—	4,130	462	14,360	4,130	—	18,490
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	86	1,465	6	1,000	471
	13.00%				Secured Debt	(8)	—	—	399	5,808	12	—	5,820

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
					Preferred Member Units	(8)	—	370	437	11,160	370	—	11,530
					Common Stock	(8)	—	30	—	710	30	—	740
Quality Lease Service, LLC					Member Units	(7)	—	76	—	2,149	76	1,150	1,075
Robbins Bros. Jewelry, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	—	2,241	35,956	43	225	35,774
					Preferred Equity	(9)	—	4,670	279	11,070	4,670	—	15,740
Trantech Radiator Topco, LLC	12.00%				Secured Debt	(7)	—	(12)	528	8,712	14	412	8,314
					Common Stock	(7)	—	(570)	58	8,660	—	570	8,090
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	38	625	—	—	625
	6.50%				Secured Debt	(8)	—	—	33	1,000	—	—	1,000
	14.00%				Secured Debt	(8)	—	—	194	2,750	—	—	2,750
					Preferred Member Units	(8)	—	(450)	—	2,130	—	450	1,680
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	1,408	—	3,971	2,583	—	6,554
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	244	—	244
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	13	200	—	30	170
	13.00%				Secured Debt	(8)	—	—	120	1,636	12	—	1,648
					Member Units	(8)	—	80	—	720	80	—	800
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	—	—	3,005	—	66	2,939
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	25	711	—	—	711
					Member Units	(5)	—	470	—	1,930	470	—	2,400
Batjer TopCo, LLC	11.00%				Secured Debt	(8)	—	—	512	—	11,372	459	10,913
					Member Units	(8)	—	—	—	—	4,073	—	4,073
Bolder Panther Group, LLC	10.50%	L+	9.00%		Secured Debt	(9)	—	(39)	2,491	39,000	10,233	39	49,194
					Class B Preferred Member Units	(9)	—	2,760	276	23,170	2,760	—	25,930
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	576	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	65	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000
					Warrants	(6)	—	200	—	4,060	200	—	4,260
CBT Nuggets, LLC					Member Units	(9)	—	(2,720)	1,647	50,620	—	2,720	47,900
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	507	838	8,864	7,903	1,826	14,941
					Preferred Member Units	(8)	—	768	60	5,840	1,050	—	6,890
Chamberlin Holding LLC	9.13%	L+	8.00%		Secured Debt	(8)	—	(35)	845	17,817	35	386	17,466
					Member Units	(8)	—	(1,630)	348	24,140	—	1,630	22,510
					Member Units	(8)	—	—	34	1,540	—	—	1,540
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(27)	309	5,694	27	27	5,694
					Preferred Member Units	(5)	—	(540)	417	13,990	—	540	13,450
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	1,703	24,351	1,630	630	25,351
					Preferred Member Units	(6)	—	(190)	805	9,130	—	190	8,940
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Digital Products Holdings LLC	11.13%	L+	10.00%		Secured Debt	(5)	—	—	929	16,801	23	661	16,163
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Flame King Holdings, LLC	7.50%	L+	6.50%		Secured Debt	(9)	—	68	288	6,324	1,276	—	7,600
	12.00%	L+	11.00%		Secured Debt	(9)	—	183	1,300	20,996	204	—	21,200
					Preferred Equity	(9)	—	3,010	559	10,400	3,010	—	13,410
Garreco, LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	—	190	4,196	—	—	4,196
					Member Units	(8)	—	220	321	2,270	220	—	2,490
Gulf Manufacturing, LLC					Member Units	(8)	—	(130)	985	5,640	—	130	5,510
Gulf Publishing Holdings, LLC	10.60%			5.25%	Secured Debt	(8)	—	—	7	257	—	—	257
	12.50%			6.25%	Secured Debt	(8)	—	(2,188)	426	9,717	—	2,188	7,529
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(200)	—	3,530	—	200	3,330
Johnson Downie Opco, LLC	13.00%	L+	11.50%		Secured Debt	(8)	—	92	755	11,344	115	1,038	10,421
					Preferred Equity	(8)	—	2,730	566	3,150	2,730	—	5,880
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,082	—	25,406	—	25,406
					Common Stock	(9)	—	—	54	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	310	685	13,620	310	—	13,930
MS Private Loan Fund					LP Interests	(8)	—	(544)	191	2,581	8,750	544	10,787
MSC Income Fund, Inc.					Common Equity	(8)	—	—	—	—	750	—	750
NAPCO Precast, LLC					Member Units	(8)	—	(1,730)	4	13,560	—	1,730	11,830
Nebraska Vet AcquireCo, LLC	12.00%				Secured Debt	(5)	—	—	649	10,412	11	—	10,423
	12.00%				Secured Debt	(5)	—	—	548	4,829	6,544	—	11,373
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC	11.00%				Secured Debt	(8)	—	(1,703)	1,222	14,045	—	5,783	8,262
					Preferred Member Units	(8)	—	(3,080)	40	2,690	—	1,750	940
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	126	2,080	—	—	2,080
					Member Units	(5)	—	(970)	198	6,440	—	970	5,470
NuStep, LLC	7.63%	L+	6.50%		Secured Debt	(5)	—	—	110	1,720	1,480	—	3,200
	12.00%				Secured Debt	(5)	—	28	1,043	17,240	1,200	—	18,440
					Preferred Member Units	(5)	—	(1,940)	—	13,500	—	1,940	11,560
Orttech Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(5)	—	—	1,494	24,150	29	400	23,779
					Preferred Stock	(5)	—	—	386	10,000	—	—	10,000
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	(61)	1,942	32,674	1,561	5,554	28,681
					Member Units	(6)	—	12,780	2,856	26,970	12,780	—	39,750
River Aggregates, LLC					Member Units	(8)	—	100	—	3,280	100	—	3,380
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	961	15,141	44	—	15,185
	12.00%				Secured Debt	(9)	—	—	102	1,040	800	—	1,840
					Preferred Member Units	(9)	—	(1,487)	—	8,579	222	1,487	7,314
Televerde, LLC					Member Units	(8)	—	(2,135)	—	7,280	—	2,135	5,145
					Preferred Stock	(8)	—	1,076	—	—	1,794	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	144	3,000	—	—	3,000
VVS Holdco LLC	11.50%				Secured Debt	(5)	—	—	1,821	31,269	34	1,201	30,102
					Preferred Equity	(5)	—	240	200	11,840	240	—	12,080
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	57	41,748	—	—	—
Total Control investments							$—	$13,101	$69,385	$1,489,257	$176,645	$85,996	$1,538,158

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Affiliate Investments
AAC Holdings, Inc.	18.00%			8.00%	Secured Debt	(7)	$—	$(150)	$970	$9,794	$296	$—	$10,090
					Common Stock	(7)	—	(1,279)	—	2,079	—	1,279	800
					Warrants	(7)	—	(1,200)	—	1,940	—	1,200	740
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	—	—	2	144	—	144	—
					Preferred Member Units	(8)	—	1,040	—	7,740	1,040	—	8,780
ATX Networks Corp.	8.92%	L+	7.50%		Secured Debt	(6)	—	(309)	388	7,092	228	1,133	6,187
	10.00%			10.00%	Unsecured Debt	(6)	—	120	159	1,963	437	158	2,242
BBB Tank Services, LLC	12.06%	L+	11.00%		Unsecured Debt	(8)	—	(209)	290	2,507	—	209	2,298
					Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	16	320	—	—	320
					Member Units	(6)	—	(320)	70	4,830	—	320	4,510
Buca C, LLC	10.37%	L+	9.25%		Secured Debt	(7)	—	—	1,036	14,370	—	1,221	13,149
Career Team Holdings, LLC	12.50%				Secured Debt	(6)	—	—	1,296	20,050	20	—	20,070
					Class A Common Units	(6)	—	—	—	4,499	1	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	160	—	460	160	—	620
Classic H&G Holdings, LLC	7.00%	L+	6.00%		Secured Debt	(6)	—	—	349	4,000	7,920	6,360	5,560
	8.00%				Secured Debt	(6)	—	(21)	797	19,274	21	21	19,274
					Preferred Member Units	(6)	—	8,530	947	15,260	8,530	—	23,790
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(63)	300	9,959	—	1,660	8,299
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	186	1,300	20,993	207	—	21,200
					Preferred Equity	(7)	—	976	—	5,944	976	—	6,920
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(546)	—	3,280	—	546	2,734
					LP Interests (Dos Rios Partners, LP)	(8)	—	(1,719)	—	10,329	—	1,719	8,610
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(290)	—	640	—	290	350
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11	—	28	547	—	158	389
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(52)	2	6,078	—	1,962	4,116
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	242	7,231	—	436	6,795
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(13)	675	12,545	13	13	12,545
					Preferred Member Units	(5)	—	—	378	6,990	—	—	6,990
Hawk Ridge Systems, LLC	7.13%	L+	6.00%		Secured Debt	(9)	—	—	94	2,585	—	—	2,585
	8.00%				Secured Debt	(9)	—	(16)	1,416	34,800	16	16	34,800
					Preferred Member Units	(9)	—	5,350	704	14,680	5,350	—	20,030
					Preferred Member Units	(9)	—	280	—	771	279	—	1,050
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(210)	121	2,960	—	210	2,750
					Member Units	(8)	—	(690)	16	3,210	—	690	2,520
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	(21)	(80)	4,712	—	381	4,331

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
					LP Interests (423 COR, LP)	(8)	—	—	—	—	1,400	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(1,438)	943	14,387	—	1,438	12,949
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	204	3,170	3	—	3,173
	12.50%				Secured Debt	(5)	—	—	294	4,557	4	—	4,561
	12.50%				Secured Debt	(5)	—	—	1,839	28,749	20	—	28,769
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC					Preferred Member Units (non-voting)	(8)	—	—	8	107	8	—	115
					Member Units	(8)	—	590	224	2,560	590	—	3,150
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(155)	28	935	28	155	808
	12.00%			12.00%	Secured Debt	(8)	—	(158)	29	954	29	158	825
	12.00%			12.00%	Secured Debt	(8)	—	(341)	62	2,055	62	341	1,776
	12.00%			12.00%	Secured Debt	(8)	—	(710)	129	4,286	129	711	3,704
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	191	11	5	197
Oneliance, LLC	12.06%	L+	11.00%		Secured Debt	(7)	—	—	344	5,547	6	—	5,553
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Quality Lease Service, LLC	12.00%				Secured Debt	(8)	(51)	—	—	—	—	—	—
SI East, LLC	10.25%				Secured Debt	(7)	—	(36)	3,751	65,850	36	1,525	64,361
					Preferred Member Units	(7)	—	1,260	345	11,570	1,260	—	12,830
Slick Innovations, LLC	13.00%				Secured Debt	(6)	—	(28)	340	5,320	28	708	4,640
					Common Stock	(6)	—	130	—	1,510	130	—	1,640
					Warrants	(6)	—	40	—	400	40	—	440
Sonic Systems International, LLC	8.50%	L+	7.50%		Secured Debt	(8)	—	(233)	565	11,757	3,737	234	15,260
					Common Stock	(8)	—	64	21	1,070	350	—	1,420
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,320	21,332	23	—	21,355
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
The Affiliati Network, LLC	11.83%				Secured Debt	(9)	—	—	794	13,096	2,187	3,640	11,643
					Preferred Stock	(9)	—	—	302	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	(997)	55	6,123	1,324	3,582	3,865
UniTek Global Services, Inc.	9.07%	L+	5.50%	2.00%	Secured Debt	(6)	—	(9)	18	371	8	13	366
	9.07%	L+	5.50%	2.00%	Secured Debt	(6)	—	(47)	88	1,852	42	66	1,828
	15.00%			15.00%	Secured Convertible Debt	(6)	—	72	95	2,375	309	96	2,588
					Preferred Stock	(6)	—	(181)	181	2,833	181	181	2,833
					Preferred Stock	(6)	—	393	—	1,498	393	—	1,891
Volusion, LLC	11.50%				Secured Debt	(8)	—	—	992	17,434	—	350	17,084
	8.00%				Unsecured Convertible Debt	(8)	—	—	16	409	—	—	409
					Preferred Member Units	(8)	—	(3,060)	—	5,989	—	3,059	2,930
Other							—	—	—	—	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	139	1,302	32,597	—	—	—
Total Affiliate investments							$739	$4,772	$25,810	$549,214	$37,832	$36,388	$518,061
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
June 30, 2022
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
(12)Investment has an unfunded commitment as of June 30, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% and 1.5%, for the trailing twelve months ended June 30, 2023 and 2022, respectively, and 1.4% for the year ended December 31, 2022. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.3% for the trailing twelve months ended June 30, 2023 and 2022, respectively, and 3.3% for the year ended December 31, 2022. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $8.5 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, the External Investment Manager earned base management fee income of $5.5 million and $5.4 million, respectively, incentive fee income of $3.7 million and $0.1 million, respectively, and administrative services fee income of $0.2 million in each period. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended June 30, 2023 and 2022 of $5.7 million and $3.5 million, respectively. The total contribution to our net investment income was $16.6 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the External Investment Manager earned base management fee income of $11.0 million and $10.9 million, respectively, incentive fee income of $7.0 million and $0.2 million, respectively, and administrative services fee income of $0.3 million in each period. Our total expenses are net of expenses allocated to the External Investment Manager for the six months ended June 30, 2023 and 2022 of $10.7 million and $6.3 million, respectively.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of June 30, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	88	28
Fair value	$2,170.2	$1,499.3	$295.9
Cost	$1,720.9	$1,519.9	$352.9
Debt investments as a % of portfolio (at cost)	72.0%	96.1%	92.9%
Equity investments as a % of portfolio (at cost)	28.0%	3.9%	7.1%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.2%
Weighted-average annual effective yield (b)	12.9%	12.6%	11.8%
Average EBITDA (c)	$8.0	$30.5	$67.6
____________________
(a)At June 30, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2023 including debt investments on non-accrual status was 12.8% for our LMM portfolio, 12.3% for our Private Loan portfolio and 10.8% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including two LMM portfolio companies and two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2023 and 2022, we achieved an annualized total return on investments of 16.7% and 6.5%, respectively. For each of the six months ended June 30, 2023 and 2022, Main Street achieved an annualized total return on investments of 15.1% and 9.2%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of June 30, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $111.2 million in fair value and $119.4 million in cost basis and which comprised 2.6% and 3.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively.

As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2023, this investment had a fair value of $134.0 million and a cost basis of $29.5 million, which comprised 3.2% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of June 30, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 95% and 97%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2023 and 2022, (i) 1.8% and 1.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2023 and 2022, (i) 2.1% and 1.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	June 30, 2023	December 31, 2022
First lien debt	83.8%	85.0%
Equity	15.5	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	June 30, 2023	December 31, 2022
First lien debt	73.3%	75.2%
Equity	25.9	24.1
Second lien debt	0.4	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
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
As of June 30, 2023, our total Investment Portfolio had nine investments on non-accrual status, which comprised 0.3% of its fair value and 1.7% of its cost. As of December 31, 2022, our total Investment Portfolio had 12 investments on non-accrual status, which comprised 0.6% of its fair value and 3.7% of its cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$127,583	$85,200	$42,383	50%
Total expenses	(41,855)	(30,474)	(11,381)	37%
Net investment income	85,728	54,726	31,002	57%
Net realized loss from investments	(75,506)	(5,064)	(70,442)	NM
Net unrealized appreciation (depreciation) from investments	104,941	(24,593)	129,534	NM
Income tax provision	(8,647)	(10,320)	1,673	NM
Net increase in net assets resulting from operations	$106,516	$14,749	$91,767	622%

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$85,728	$54,726	$31,002	57%
Share‑based compensation expense	4,087	3,596	491	14%
Deferred compensation expense (benefit)	513	(1,225)	1,738	NM
Distributable net investment income (a)	$90,328	$57,097	$33,231	58%
Net investment income per share—Basic and diluted	$1.06	$0.75	$0.31	41%
Distributable net investment income per share—Basic and diluted (a)	$1.12	$0.78	$0.34	44%
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

Investment Income
Total investment income for the three months ended June 30, 2023 was $127.6 million, a 50% increase from the $85.2 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$97,273	$63,984	$33,289	52%	(a)
Dividend income	25,599	17,913	7,686	43%	(b)
Fee income	4,711	3,303	1,408	43%	(c)
Total investment income	$127,583	$85,200	$42,383	50%	(d)
____________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, (ii) higher average levels of income producing Investment Portfolio debt investments and (iii) an increase in interest rate spreads on new investments over the last twelve months.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of a (i) $3.8 million increase related to dividend income considered to be less consistent or non-recurring, (ii) an increase in dividend income from the External Investment Manager and (iii) continued strong dividend income from a variety of portfolio companies.
(c)The increase in fee income was primarily related to (i) a $1.3 million increase related to higher originations of Investment Portfolio investments and (ii) a $0.1 million increase in fees received from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net increase of $3.4 million in the impact of certain income considered less consistent or non-recurring, including a $3.8 million increase in dividend income, partially offset by a $0.4 million decrease in total accelerated prepayment and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the three months ended June 30, 2023 were $41.9 million, a 37% increase from the $30.5 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$11,675	$10,032	$1,643	16%	(a)
Deferred compensation plan expense (benefit)	513	(1,225)	1,738	142%	(b)
Compensation	12,188	8,807	3,381	38%
General and administrative	4,514	4,238	276	7%
Interest	26,754	17,295	9,459	55%	(c)
Share-based compensation	4,087	3,596	491	14%
Gross expenses	47,543	33,936	13,607	40%
Expenses allocated to the External Investment Manager	(5,688)	(3,462)	(2,226)	64%	(d)
Total expenses	$41,855	$30,474	$11,381	37%
____________________
(a)The increase in cash compensation was primarily related to increased incentive compensation accruals, increased base compensation rates and increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The increase in non-cash deferred compensation plan expense was a result of compensation expense recorded in the second quarter of 2023 resulting from an increase in the fair value of deferred compensation plan assets and corresponding liabilities in the quarter compared to a decrease in compensation expense resulting from a decrease in such fair values in the corresponding period of 2022.
(c)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from an increased average interest rate on our multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates and the addition of our SPV Facility and the December 2025 Notes at higher contractual interest rates than debt obligations repaid with such borrowing proceeds and (ii) increased average outstanding borrowings to fund our investment activity and support the growth of our Investment Portfolio.
(d)The increase in expenses allocated to the External Investment Manager was primarily related to increased overall operating costs at Main Street, an increase in assets under management and the positive operating results from the assets managed for clients of the External Investment Manager.
Net Investment Income
Net investment income for the three months ended June 30, 2023 increased 57% to $85.7 million, or $1.06 per share, compared to net investment income of $54.7 million, or $0.75 per share, in the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended June 30, 2023, primarily due to shares issued over the last twelve months through our (i) public offering in August 2022 and at-the-market (“ATM”) program, (ii) equity incentive plans and (iii) dividend reinvestment plan. The increase in net investment income on a per share basis includes a $0.04 per share increase in investment income considered less consistent or non-recurring, partially offset by an increase in deferred compensation expense of $0.02 per share resulting from the comparable period difference in the change in fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income
Distributable net investment income for the three months ended June 30, 2023 increased 58% to $90.3 million, or $1.12 per share, compared with $57.1 million, or $0.78 per share, in the corresponding period of 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended June 30, 2023 as discussed above. The increase in distributable net investment income on a per share basis includes a $0.04 per share increase in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $75.5 million for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(42,056)	2	$—	—	$—	—	$160	$(41,896)
Private Loan portfolio	1,797	1	—	—	(16,303)	1	(184)	(14,690)
Middle Market portfolio	(9,634)	1	—	—	(13,520)	2	—	(23,154)
Other Portfolio	—	—	4,266	3	—	—	3	4,269
Short-term portfolio	—	—	—	—	—	—	(35)	(35)
Total net realized gain/(loss)	$(49,893)	4	$4,266	3	$(29,823)	3	$(56)	$(75,506)
____________________
(a)Other activity includes realized gains and losses from transactions involving ten portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $104.9 million for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$41,592	$14,694	$23,154	$(4,233)		$75,207
Net unrealized appreciation relating to portfolio investments	23,007	631	4,523	1,573	(b)	29,734
Total net unrealized appreciation (depreciation) relating to portfolio investments	$64,599	$15,325	$27,677	$(2,660)		$104,941
____________________
(a)Includes unrealized appreciation on 35 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)Includes (i) $1.3 million of unrealized appreciation relating to the External Investment Manager, (ii) $0.5 million of unrealized appreciation relating to the assets of the deferred compensation plan, partially offset by $0.3 million of net unrealized depreciation relating to the Other Portfolio.

The realized losses recognized in the second quarter were completed at a net realized fair value $2.4 million greater than the fair value for such investments at the end of the first quarter 2023.
Income Tax Provision
The income tax provision for the three months ended June 30, 2023 of $8.6 million principally consisted of (i) a deferred tax provision of $7.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.6 million, related to a $1.1 million provision for excise tax on our estimated undistributed taxable income and a $0.5 million provision for current U.S. federal and state income taxes. The income tax provision for the three months ended June 30, 2022 of $10.3 million principally consisted of (i) a deferred tax provision of $9.5 million and (ii) a current tax provision of $0.8 million primarily related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and a $0.1 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2023 was $106.5 million, or $1.32 per share, compared with $14.7 million, or $0.20 per share, during the three months ended June 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$247,838	$164,596	$83,242	51%
Total expenses	(81,144)	(57,657)	(23,487)	41%
Net investment income	166,694	106,939	59,755	56%
Net realized loss from investments	(103,886)	(1,728)	(102,158)	NM
Net unrealized appreciation (depreciation) from investments	140,059	(9,841)	149,900	NM
Income tax provision	(16,760)	(15,417)	(1,343)	NM
Net increase in net assets resulting from operations	$186,107	$79,953	$106,154	133%

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$166,694	$106,939	$59,755	56%
Share‑based compensation expense	8,187	6,414	1,773	28%
Deferred compensation expense (benefit)	889	(1,601)	2,490	NM
Distributable net investment income (a)	$175,770	$111,752	$64,018	57%
Net investment income per share—Basic and diluted	$2.08	$1.47	$0.61	41%
Distributable net investment income per share—Basic and diluted (a)	$2.19	$1.54	$0.65	42%
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
Investment Income
Total investment income for the six months ended June 30, 2023 was $247.8 million, a 51% increase from the $164.6 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$190,666	$123,426	$67,240	54%	(a)
Dividend income	49,821	34,535	15,286	44%	(b)
Fee income	7,351	6,635	716	11%
Total investment income	$247,838	$164,596	$83,242	51%	(c)
____________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, (ii) higher average levels of income producing Investment Portfolio debt investments and (iii) an increase in interest rate spreads on new investments over the last twelve months.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an $11.2 million increase related to dividend income considered to be less consistent or non-recurring, (ii) growth in dividend income from a variety of portfolio companies resulting from the improved operating results, financial condition and liquidity positions of those portfolio companies, and (iii) a $1.9 million increase in dividend income from the External Investment Manager.
(c)The increase in total investment income includes a net increase of $11.6 million in the impact of certain income considered less consistent or non-recurring, including (i) an $11.3 million increase in dividend income and (ii) a $0.3 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the six months ended June 30, 2023 were $81.1 million, a 41% increase from the $57.7 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$22,411	$17,677	$4,734	27%	(a)
Deferred compensation plan expense (benefit)	889	(1,601)	2,490	(156)%	(b)
Compensation	23,300	16,076	7,224	45%
General and administrative	8,591	7,464	1,127	15%
Interest	51,752	33,982	17,770	52%	(c)
Share-based compensation	8,187	6,414	1,773	28%	(d)
Gross expenses	91,830	63,936	27,894	44%
Expenses allocated to the External Investment Manager	(10,686)	(6,279)	(4,407)	70%	(e)
Total expenses	$81,144	$57,657	$23,487	41%
____________________
(a)The increase in cash compensation was primarily related to increased incentive compensation accruals, increased base compensation rates and increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The change in the non-cash deferred compensation plan expense was a result of compensation expense recorded in the six months ended June 30, 2023 resulting from an increase in the fair value of the deferred compensation plan assets and corresponding liabilities in the quarter compared to a decrease in compensation expense resulting from a decrease in such fair values in the corresponding period of 2022.
(c)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from (a) increased average interest rates on our Credit Facilities due to increases in benchmark index rates, (b) the addition of the SPV Facility and (c) the addition of the December 2025 Notes at higher contractual interest rates than debt obligations repaid in December 2022 and (ii) increased average outstanding borrowings to fund our investment activity and support the growth of our Investment Portfolio.
(d)Share-based compensation increased $1.8 million in the six months ended June 30, 2023 from the comparable period of the prior year, principally attributable to incentive based grants related to incentive compensation awards for 2022 and the accelerated vesting of certain prior incentive grants.

(e)The increase in expenses allocated to the External Investment Manager was primarily related to (i) increased overall operating costs at Main Street, (ii) an increase in assets under management and (iii) the positive operating results from the assets managed for clients of the External Investment Manager.
Net Investment Income
Net investment income for the six months ended June 30, 2023 increased 56% to $166.7 million, or $2.08 per share, compared to net investment income of $106.9 million, or $1.47 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the six months ended June 30, 2023, primarily due to shares issued over the last twelve months through our (i) public offering in August 2022 and ATM program, (ii) equity incentive plans and (iii) dividend reinvestment plan. The increase in net investment income on a per share basis includes (i) a $0.14 per share increase in investment income considered less consistent or non-recurring and (ii) an increase in deferred compensation expense of $0.03 per share resulting from the comparable period difference in the fair value of Deferred Compensation Plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income
Distributable net investment income for the six months ended June 30, 2023 increased 57% to $175.8 million, or $2.19 per share, compared with $111.8 million, or $1.54 per share, in the corresponding period of 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the six months ended June 30, 2023, primarily due to shares issued over the last twelve months as discussed above. The increase in distributable net investment income on a per share basis includes a $0.14 per share increase in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $103.9 million for the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(42,056)	2	$(29,526)	1	$(3,597)	1	$161	$(75,018)
Private Loan portfolio	2,665	2	—	—	(16,303)	1	(313)	(13,951)
Middle Market portfolio	(6,386)	2	—	—	(13,520)	2	56	(19,850)
Other Portfolio	—	—	4,897	3	—	—	71	4,968
Short-term portfolio	—	—	—	—	—	—	(35)	(35)
Total net realized gain (loss)	$(45,777)	6	$(24,629)	4	$(33,420)	4	$(60)	$(103,886)
____________________
(a)Other activity includes realized gains and losses from transactions involving 16 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $140.1 million for the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$74,531	$14,818	$19,906	$(4,931)		$104,324
Net unrealized appreciation (depreciation) relating to portfolio investments	34,171	(6,883)	(4,386)	12,833	(b)	35,735
Total net unrealized appreciation (depreciation) relating to portfolio investments	$108,702	$7,935	$15,520	$7,902		$140,059
____________________
(a)Includes unrealized appreciation on 34 LMM portfolio investments and unrealized depreciation on 31 LMM portfolio investments.

(b)Other includes (i) $11.0 million of unrealized appreciation relating to the External Investment Manager, (ii) $0.9 million of net unrealized appreciation relating to the assets of the Deferred Compensation Plan and (iii) $0.9 million of net unrealized appreciation relating to the Other Portfolio.
Income Tax Benefit (Provision)
The income tax provision for the six months ended June 30, 2023 of $16.8 million principally consisted of (i) a deferred tax provision of $13.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $3.4 million related to a $1.8 million provision for excise tax on our estimated undistributed taxable income and a $1.6 million provision for current U.S. federal and state income taxes. The income tax provision for the six months ended June 30, 2022 of $15.4 million principally consisted of (i) a deferred tax provision of $13.3 million and (ii) a current tax provision of $2.1 million primarily related to a $1.4 million provision for excise tax on our estimated undistributed taxable income and a $0.7 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2023 was $186.1 million, or $2.32 per share, compared with $80.0 million, or $1.10 per share, during the six months ended June 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2023, we realized a net increase in cash and cash equivalents of $21.8 million, which is the result of $47.7 million of cash provided by our operating activities, partially offset by $25.9 million of cash used in our financing activities.
The $47.7 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $322.6 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $160.6 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by (i) cash uses totaling $395.3 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2022 and (ii) cash payments of $40.2 million related to changes in other assets and liabilities.

The $25.9 million of cash used in our financing activities principally consisted of (i) $125.3 million in dividends paid to stockholders of our common stock, (ii) $27.0 million in net repayments from our Credit Facilities, (iii) $6.0 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $1.8 million in debt issuance costs, partially offset by (i) $84.1 million in net cash proceeds from equity offerings from our ATM Program (as described below) and direct stock purchase plan and (ii) $50.0 million in cash proceeds from the issuance of additional aggregate principal amount of the December 2025 Notes (as defined below).
Capital Resources
As of June 30, 2023, we had $70.9 million in cash and cash equivalents and $655.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of June 30, 2023, our NAV totaled $2,254.9 million, or $27.69 per share.
As of June 30, 2023, we had $410.0 million outstanding and $570.0 million of undrawn commitments under the Corporate Facility, and $170.0 million outstanding and $85.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both June 30, 2023 and December 31, 2022.
In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both June 30, 2023 and December 31, 2022.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2023 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.0%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2024, and the weighted-average remaining duration is 5.1 years as of June 30, 2023. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of June 30, 2023 and December 31, 2022 was $150.0 million and $100.0 million, respectively.
We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2023, we sold 2,148,490 shares of our common stock at a weighted-average price of $39.52 per share and raised $84.9 million of gross proceeds under the ATM Program. Net proceeds were $84.1 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2023, sales transactions representing 404,330 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of June 30, 2023, 8,314,194 shares remained available for sale under the ATM Program. During the year ended December 31, 2022, we sold 5,407,382 shares of our common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of June 30, 2023, our BDC asset coverage ratio was 234%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At June 30, 2023, we had a total of $284.4 million in outstanding commitments comprised of (i) 86 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 11 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of June 30, 2023, the future fixed commitments for cash payments in connection with our July 2026 Notes, the May 2024 Notes, SBIC debentures, the December 2025 Notes, and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$—	$500,000	$—	$—	$500,000
Interest due on July 2026 Notes	7,517	15,000	15,000	15,000	—	—	52,517
May 2024 Notes	—	450,000	—	—	—	—	450,000
Interest due on May 2024 Notes	11,700	11,700	—	—	—	—	23,400
SBIC debentures	—	63,800	—	—	75,000	211,200	350,000
Interest due on SBIC debentures	5,125	9,327	8,094	8,094	7,378	14,337	52,355
December 2025 Notes	—	—	150,000	—	—	—	150,000
Interest due on December 2025 Notes	5,803	11,605	11,637	—	—	—	29,045
Operating Lease Obligation (1)	389	1,020	1,115	1,135	1,155	7,674	12,488
Total	$30,534	$562,452	$185,846	$524,229	$83,533	$233,211	$1,619,805
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of June 30, 2023, we had $410.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of June 30, 2023, we had $170.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.
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
Recent Developments
In July 2023, we expanded our total commitments under the Corporate Facility from $980.0 million to $995.0 million. The commitment increase was executed under the accordion feature of the Corporate Facility which allows for an increase up to $1.4 billion in total commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments.

In August 2023, we declared a supplemental cash dividend of $0.275 per share payable in September 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the third quarter of 2023 of $0.23 per share for each of July, August and September 2023 or total monthly cash dividends of $0.69 per share for the quarter. Total dividends declared for the third quarter of 2023 equal $0.965 per share, representing a 29.5% increase over the total dividends paid in the third quarter of 2022.

In August 2023, we declared regular monthly dividends of $0.235 per share for each of October, November and December of 2023. These regular monthly dividends equal a total of $0.705 per share for the fourth quarter of 2023, representing a 6.8% increase from the regular monthly dividends paid in the fourth quarter of 2022. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2023 we will have paid $38.54 per share in cumulative dividends since our October 2007 initial public offering.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2023, 70% of our debt Investment Portfolio (at cost) bore interest at floating rates, 91% of which were subject to contractual minimum interest rates. As of June 30, 2023, 71% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(41,406)	$11,600	$(29,806)	$(0.37)
(175)	(36,216)	10,150	(26,066)	(0.32)
(150)	(31,042)	8,700	(22,342)	(0.27)
(125)	(25,869)	7,250	(18,619)	(0.23)
(100)	(20,695)	5,800	(14,895)	(0.18)
(75)	(15,521)	4,350	(11,171)	(0.14)
(50)	(10,347)	2,900	(7,447)	(0.09)
(25)	(5,174)	1,450	(3,724)	(0.05)
25	5,174	(1,450)	3,724	0.05
50	10,347	(2,900)	7,447	0.09
75	15,521	(4,350)	11,171	0.14
100	20,695	(5,800)	14,895	0.18
125	25,869	(7,250)	18,619	0.23
150	31,042	(8,700)	22,342	0.27
175	36,216	(10,150)	26,066	0.32
200	41,390	(11,600)	29,790	0.37
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of June 30, 2023, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that we filed with the SEC on February 24, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 that we filed with the SEC on May 5, 2023, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, we issued 174,891 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2023, under the dividend reinvestment plan was $6.9 million.
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

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1	Response to Notice of Increase Request, dated July 26, 2023, by and among the Registrant and Sumitomo Mitsui Banking Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2023, filed with the SEC on August 4, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: August 4, 2023	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: August 4, 2023	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ RYAN R. NELSON
Date: August 4, 2023	Ryan R. Nelson
Chief Accounting Officer
(principal accounting officer)