Form 10-Q
period 2023-09-30
Main Street Capital CORP
filed 2023-11-03
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of November 1, 2023 was 83,745,165.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,390,675 and $1,270,802 as of September 30, 2023 and December 31, 2022, respectively)	$1,927,019	$1,703,172
Affiliate investments (cost: $537,455 and $635,536 as of September 30, 2023 and December 31, 2022, respectively)	565,942	618,359
Non‑Control/Non‑Affiliate investments (cost: $1,871,255 and $1,867,414 as of September 30, 2023 and December 31, 2022, respectively)	1,801,761	1,780,646
Total investments (cost: $3,799,385 and $3,773,752 as of September 30, 2023 and December 31, 2022, respectively)	4,294,722	4,102,177
Cash and cash equivalents	77,047	49,121
Interest and dividend receivable and other assets	84,897	82,731
Receivable for securities sold	4,345	381
Deferred financing costs (net of accumulated amortization of $11,842 and $10,603 as of September 30, 2023 and December 31, 2022, respectively)	6,749	7,475
Total assets	$4,467,760	$4,241,885
LIABILITIES
Credit Facilities	$493,000	$607,000
July 2026 Notes (par: $500,000 as of both September 30, 2023 and December 31, 2022)	498,530	498,136
May 2024 Notes (par: $450,000 as of both September 30, 2023 and December 31, 2022)	450,318	450,727
SBIC debentures (par: $350,000 ($63,800 due within one year) and $350,000 as of September 30, 2023 and December 31, 2022, respectively)	344,239	343,914
December 2025 Notes (par: $150,000 and $100,000 as of September 30, 2023 and December 31, 2022, respectively)	148,835	99,325
Accounts payable and other liabilities	57,095	52,092
Interest payable	18,733	16,580
Dividend payable	19,664	17,676
Deferred tax liability, net	66,539	47,849
Total liabilities	2,096,953	2,133,299
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 83,677,488 and 78,463,599 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	836	784
Additional paid‑in capital	2,225,614	2,030,531
Total undistributed earnings	144,357	77,271
Total net assets	2,370,807	2,108,586
Total liabilities and net assets	$4,467,760	$4,241,885
NET ASSET VALUE PER SHARE	$28.33	$26.86
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$48,645	$41,367	$145,485	$110,751
Affiliate investments	15,267	12,490	53,722	38,300
Non‑Control/Non‑Affiliate investments	59,325	44,530	171,867	113,930
Total investment income	123,237	98,387	371,074	262,981
EXPENSES:
Interest	(26,414)	(21,234)	(78,165)	(55,216)
Compensation	(11,560)	(10,404)	(34,860)	(26,480)
General and administrative	(4,324)	(4,018)	(12,915)	(11,483)
Share‑based compensation	(4,164)	(3,617)	(12,351)	(10,031)
Expenses allocated to the External Investment Manager	5,404	3,334	16,089	9,613
Total expenses	(41,058)	(35,939)	(122,202)	(93,597)
NET INVESTMENT INCOME	82,179	62,448	248,872	169,384
NET REALIZED GAIN (LOSS):
Control investments	546	(5,822)	(50,532)	(5,822)
Affiliate investments	(228)	601	(16,495)	1,340
Non‑Control/Non‑Affiliate investments	346	10,252	(36,196)	7,784
Total net realized gain (loss)	664	5,031	(103,223)	3,302
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	29,838	7,517	122,779	20,618
Affiliate investments	5,188	(1,069)	26,859	3,703
Non‑Control/Non‑Affiliate investments	(8,015)	(16,529)	17,432	(44,243)
Total net unrealized appreciation (depreciation)	27,011	(10,081)	167,070	(19,922)
INCOME TAXES:
Federal and state income, excise and other taxes	(1,256)	(1,540)	(4,663)	(3,658)
Deferred taxes	(5,337)	(520)	(18,690)	(13,819)
Income tax provision	(6,593)	(2,060)	(23,353)	(17,477)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$103,261	$55,338	$289,366	$135,287
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.99	$0.83	$3.07	$2.31
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.25	$0.74	$3.57	$1.84
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	82,921,764	75,036,522	81,065,195	73,363,281

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	1,502,430	15	63,507	—	63,522
Share‑based compensation	—	—	2,818	—	2,818
Dividend reinvestment	114,043	1	4,812	—	4,813
Amortization of directors’ deferred compensation	—	—	147	—	147
Issuance of restricted stock, net of forfeited shares	16,913	—	—	—	—
Dividends to stockholders	—	—	109	(51,804)	(51,695)
Net increase resulting from operations	—	—	—	65,203	65,203
Balances at March 31, 2022	72,370,407	$723	$1,807,739	$65,192	$1,873,654
Public offering of common stock, net of offering costs	662,828	7	25,626	—	25,633
Share‑based compensation	—	—	3,596	—	3,596
Purchase of vested stock for employee payroll tax withholding	(115,071)	(1)	(4,894)	—	(4,895)
Dividend reinvestment	132,156	1	4,999	—	5,000
Amortization of directors’ deferred compensation	—	—	130	—	130
Issuance of restricted stock, net of forfeited shares	467,238	5	(5)	—	—
Dividends to stockholders	—	—	114	(52,818)	(52,704)
Net increase resulting from operations	—	—	—	14,749	14,749
Balances at June 30, 2022	73,517,558	$735	$1,837,305	$27,123	$1,865,163
Public offering of common stock, net of offering costs	2,618,225	26	105,323	—	105,349
Share‑based compensation	—	—	3,617	—	3,617
Purchase of vested stock for employee payroll tax withholding	(1,106)	—	(48)	—	(48)
Dividend reinvestment	164,216	2	6,555	—	6,557
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	9,937	—	—	—	—
Dividends to stockholders	—	—	119	(56,796)	(56,677)
Net increase resulting from operations	—	—	—	55,338	55,338
Balances at September 30, 2022	76,308,830	$763	$1,952,992	$25,665	$1,979,420

Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase resulting from operations	—	—	—	79,592	79,592
Balances at March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922
Public offering of common stock, net of offering costs	1,096,514	11	43,193	—	43,204
Share‑based compensation	—	—	4,087	—	4,087
Purchase of vested stock for employee payroll tax withholding	(140,569)	(1)	(5,545)	—	(5,546)
Dividend reinvestment	174,891	2	6,878	—	6,880
Amortization of directors’ deferred compensation	—	—	109	—	109
Issuance of restricted stock, net of forfeited shares	506,081	5	(5)	—	—
Dividends to stockholders	—	—	149	(73,373)	(73,224)
Net increase resulting from operations	—	—	—	106,516	106,516
Balances at June 30, 2023	81,431,006	$814	$2,132,041	$122,093	$2,254,948
Public offering of common stock, net of offering costs	2,039,641	20	81,040	—	81,060
Share‑based compensation	—	—	4,164	—	4,164
Dividend reinvestment	200,150	2	8,101	—	8,103
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	6,691	—	—	—	—
Dividends to stockholders	—	—	166	(80,997)	(80,831)
Net increase resulting from operations	—	—	—	103,261	103,261
Balances at September 30, 2023	83,677,488	$836	$2,225,614	$144,357	$2,370,807
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$289,366	$135,287
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(584,729)	(911,273)
Proceeds from sales and repayments of debt investments in portfolio companies	436,615	441,860
Proceeds from sales and return of capital of equity investments in portfolio companies	37,989	64,161
Net unrealized (appreciation) depreciation	(167,070)	19,922
Net realized (gain) loss	103,223	(3,302)
Accretion of unearned income	(13,075)	(9,908)
Payment-in-kind interest	(7,599)	(3,511)
Cumulative dividends	(1,027)	(1,390)
Share-based compensation expense	12,351	10,031
Amortization of deferred financing costs	2,423	2,068
Deferred tax provision	18,690	13,819
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(3,022)	(18,984)
Interest payable	2,153	1,747
Accounts payable and other liabilities	2,586	199
Deferred fees and other	2,772	1,946
Net cash provided by (used in) operating activities	131,646	(257,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	165,160	194,504
Proceeds from public offering of December 2025 Notes	50,000	—
Dividends paid	(197,053)	(143,075)
Proceeds from issuance of SBIC debentures	16,000	—
Repayments of SBIC debentures	(16,000)	—
Proceeds from credit facilities	320,000	730,000
Repayments on credit facilities	(434,000)	(489,000)
Debt issuance costs, net	(1,877)	(1,629)
Purchases of vested stock for employee payroll tax withholding	(5,950)	(4,943)
Net cash provided by (used in) financing activities	(103,720)	285,857

Net increase in cash and cash equivalents	27,926	28,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,121	32,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,047	$61,158

Supplemental cash flow disclosures:
Interest paid	$73,495	$51,306
Taxes paid	$7,218	$4,896
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$22,791	$16,370
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (28)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$160	$159	$159
			Secured Debt	(9) (28)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	4,195	4,137	4,137
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Preferred Member Units		5/20/2021	2,427							2,427	4,580
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,239	8,876
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,597
			Member Units		8/1/2013	1,500							1,500	100
			Preferred Member Units		6/28/2023	162							162	250
													3,711	2,347
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	2,090	2,090	408
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	3,015	2,856	588
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,672	996
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,040
													2,295	3,751
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(6)	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	630	630	630
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,502	10,575
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,150
													15,221	17,355
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22) (28)	12/31/2020		14.52%	SF+	9.15%		10/31/2027	97,216	96,703	97,216
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,120
													110,703	128,336
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.44%	L+	10.00%		1/9/2024	5,622	5,622	5,505
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,620
													9,902	11,125

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt	(29)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,450
												12,945	15,263
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,030

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9) (28)	3/30/2018		15.50%	SF+	10.00%		7/29/2026	28,000	27,961	27,961
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	20,945
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			4,448	4,448
												43,184	53,354
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	50,840

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25) (28)	1/4/2019			SF+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9) (28)	1/4/2019		14.48%	SF+	9.00%		1/4/2026	17,574	17,504	17,574
		Preferred Member Units		1/4/2019	13,309							6,122	10,400
												23,626	27,974
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (28)	2/26/2018			SF+	6.00%		2/26/2026	—	(140)	—
		Secured Debt	(9) (28)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	16,407	16,402	16,407
		Member Units	(8)	2/26/2018	4,347							11,440	25,930
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	2,970
												29,475	45,307
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,670	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	14,010
												6,633	19,704
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2024	—	—	—
		Secured Debt		12/20/2016		11.50%				1/15/2024	8,800	8,790	8,652
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,022	1,013	1,013

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	12/20/2016	717							7,280	5,580
			Member Units	(29)	12/20/2016	800							509	1,129
													17,592	16,374
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(11)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	43,556	43,522	43,556
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	69,150
													51,828	112,706
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	22,365	22,248	21,747
			Preferred Member Units		6/27/2023	960							960	2,400
			Preferred Member Units		3/31/2021	17,280							7,680	7,680
													30,888	31,827
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9) (28)	1/29/2019		14.48%	SF+	9.00%		1/29/2024	3,869	3,867	3,869
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	15,430
													5,842	19,299
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (30)	7/17/2017	38.75%							588	588

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	29,000	28,734	28,734
			Preferred Member Units		5/5/2023	556							15,000	15,000
													43,734	43,734
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	540	536	536
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,420	8,103	7,617
			Preferred Member Units	(8)	3/31/2021	9,000							2,610	240
													11,249	8,393
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9) (28)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	14,873	14,745	14,678
			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													24,246	24,513

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt		2/13/2018		14.00%				2/13/2026	1,275	1,208	1,275
		Secured Debt		12/27/2022		14.00%				2/13/2026	25,953	25,856	25,953
		Preferred Stock	(8)	2/13/2018	8,400							8,400	21,370
												35,464	48,598
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25) (28)	10/3/2022			SF+	6.00%		10/3/2027	—	(8)	(8)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,623	18,623
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,324	6,263	6,263
		Common Stock		10/3/2022	285							5,726	6,090
		Common Stock	(29)	10/3/2022	939							1,558	1,670
												32,162	32,638
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (28) (41)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (28) (41)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	56,478	56,184	56,478
		Member Units	(8)	6/24/2016	9,042							17,692	81,610
												73,876	138,088
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Secured Debt	(9) (28) (42)	7/15/2013		12.00%	SF+	10.00%		1/31/2024	3,088	3,088	3,088
		Member Units		7/15/2013	1,200							1,200	1,580
												4,288	4,668
GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt	(28)	12/21/2018		11.48%	SF+	6.00%		12/21/2023	1,702	1,697	1,702
		Secured Debt	(28)	12/19/2014		13.48%	SF+	8.00%		10/29/2026	40,493	40,348	40,493
		Member Units		12/19/2014	5,879							13,065	44,440
												55,110	86,635
Gulf Manufacturing, LLC	Manufacturer of Specialty Fabricated Industrial Piping Products
		Member Units	(8)	8/31/2007	438							2,980	8,770

Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		Secured Debt	(9) (25) (28)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
		Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		7/1/2022	63,720							5,600	2,800
			Member Units		4/29/2016	3,681							3,681	—
													11,681	5,084
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	5,896
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	315
													3,593	6,211
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	4,270

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(25)	6/21/2023						6/21/2028	—	(37)	(37)
			Secured Debt		6/21/2023		13.00%				6/21/2028	37,704	37,352	37,352
			Common Equity		6/21/2023	14,400							14,400	14,400
													51,715	51,715
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	17,510

Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(25)	8/29/2017			P+	6.75%		11/14/2023	—	—	—
			Secured Debt	(9)	11/14/2006		15.25%	P+	6.75%		11/14/2023	2,000	2,000	2,000
			Member Units	(8)	11/14/2006	627							811	12,420
													2,811	14,420
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (25) (28)	12/10/2021			SF+	11.50%		12/10/2026	—	(11)	—
			Secured Debt	(9) (28)	12/10/2021		16.98%	SF+	11.50%		12/10/2026	9,357	9,298	9,357
			Preferred Equity	(8)	12/10/2021	3,150							3,150	7,660
													12,437	17,017
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,470	25,470
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													36,211	36,211
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	5,100	5,056	5,100

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	1/23/2006	325							783	18,370
													5,839	23,470
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	19,799	19,772	19,772
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,850	3,814	3,814
			Preferred Equity		10/31/2018	581							12,240	8,830
			Member Units	(8) (29)	10/31/2018	800							992	2,860
													36,818	35,276
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		12.75%				10/19/2027	23,802	23,611	23,611
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			6,127	6,364
			Common Stock	(8)	10/19/2022	1,537,219							1,537	1,400
													31,275	31,375
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%				12/31/2022	5,480	5,480	5,102
			Preferred Member Units		3/15/2019	66,000							4,400	330
			Preferred Member Units		9/1/2015	4,000							6,000	—
													15,880	5,432
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021						12/31/2024	—	—	—
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,527
													14,250	14,527
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (28)	9/5/2023		8.88%	SF+	3.50%		9/5/2025	11,000	10,848	10,848
			LP Interests	(30)	9/5/2023	11.96%							1,152	1,152
													12,000	12,000
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	146,131

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	814,379							6,250	6,314

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2024	5,746	5,746	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	27,150
													8,466	32,896
NAPCO Precast, LLC		Precast Concrete Manufacturing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Member Units		1/31/2008	2,955							2,975	12,160

Nebraska Vet AcquireCo, LLC	Mixed-Animal Veterinary and Animal Health Product Provider
		Secured Debt		12/31/2020		12.00%				12/31/2025	25,794	25,658	25,794
		Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,451	10,500
		Preferred Member Units	(8)	12/31/2020	6,987							6,987	14,430
												43,096	50,724
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
		Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,738	9,738
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	6,350
												17,951	16,088
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							114	90
		Member Units	(8)	12/22/2011	65,962							3,603	2,350
												5,797	4,520
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9) (28)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	3,600	3,599	3,599
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,423	18,423
		Preferred Member Units		1/31/2017	406							10,200	9,240
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
												34,284	36,412
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	13,500	13,421	13,500
		Preferred Member Units	(8)	4/1/2008	900							1,080	32,630
												14,501	46,130
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25) (28)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9) (28)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	22,200	22,073	22,200
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	17,050
												32,073	39,250
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				4/27/2025	3,500	3,496	3,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	17,500	17,455	17,500
		Secured Debt		4/27/2020		12.00%				4/27/2025	27,681	27,586	27,681

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Preferred Equity	(8)	4/27/2020	15,061							13,000	44,090
												61,537	92,771
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25) (28)	10/31/2019			SF+	8.75%		11/15/2027	—	(8)	—
		Secured Debt	(9) (28)	11/15/2016		13.98%	SF+	8.75%		11/15/2027	20,290	20,094	20,290
		Common Stock	(8)	6/10/2010	2,000							2,150	17,870
		Common Stock	(29)	6/14/2022	238,421							238	75
												22,474	38,235
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	5,897	5,823	5,823
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	10,630
		Common Stock		1/27/2021	1,037							1,200	510
												12,732	16,963
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500							369	3,620

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(25)	12/15/2021						12/15/2026	—	(29)	(29)
		Secured Debt		12/15/2021		12.50%				12/15/2026	34,560	34,339	33,729
		Preferred Equity		12/15/2021	11,070							11,070	2,790
												45,380	36,490
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	1,840	1,840	1,782
		Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	15,200	15,200	14,724
		Preferred Member Units		8/31/2018	544							9,245	3,601
		Preferred Member Units		2/1/2023	4,248							425	603
		Preferred Member Units		8/28/2023	4,800							480	1,200
												27,190	21,910
Televerde, LLC	Provider of Telemarketing and Data Services
		Member Units	(8)	1/6/2011	460							1,290	5,099
		Preferred Stock		1/26/2022	248							718	1,794
												2,008	6,893
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019						5/31/2024	—	(3)	—
		Secured Debt		5/31/2019		12.00%				5/31/2024	7,920	7,907	7,920

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock	(8)	5/31/2019	615							4,655	13,400
													12,559	21,320
UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	30.03%							1,051	1,051

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Preferred Member Units		3/31/2023	5,097,595							10,746	9,350
			Preferred Member Units		3/31/2023	142,512							—	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													29,422	11,450
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25) (28)	12/1/2021			SF+	6.00%		12/1/2023	—	(4)	(4)
			Secured Debt		12/1/2021		11.50%				12/1/2026	28,200	28,021	28,021
			Preferred Equity	(8) (29)	12/1/2021	11,840							11,840	11,840
													39,857	39,857
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,372
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,767
Subtotal Control Investments (81.3% of net assets at fair value)													$1,390,675	$1,927,019
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$404	$399	$379
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	13,425	13,328	12,618
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													16,875	12,997

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		16.44%	L+	11.00%		4/8/2021	600	600	600
			Unsecured Debt	(9) (17)	4/8/2016		16.44%	L+	11.00%		4/8/2021	4,000	4,000	2,202
			Member Units		4/8/2016	800,000							800	—
			Preferred Stock (non-voting)		12/17/2018		15.00%			15.00%			162	—
													5,562	2,802
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000							2,256	2,130
													2,576	2,450
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	16,980	16,980	12,254
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													21,750	12,254
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25) (28)	12/17/2021			SF+	6.00%		12/17/2026	—	(21)	(21)
			Secured Debt		12/17/2021		12.50%				12/17/2026	20,160	20,031	20,031
			Common Stock		12/17/2021	450,000							4,500	4,500
													24,510	24,510
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9) (28)	3/12/2020		11.50%	SF+	6.00%		3/12/2025	4,560	4,560	4,560
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,214	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	16,000
													29,534	39,834
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	13.32%							4,778	4,426

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	20,000	19,867	20,000
			Preferred Equity		11/19/2021	5,944							5,944	7,260
													25,811	27,260
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,313	8,594

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							2,005	2,679
													8,318	11,273
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	1,580

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (30)	11/6/2015	5,000,000							1,020	973

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	27,900

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							3,507	3,497
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							5,328	4,873
													8,835	8,370
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	10,545	10,491	10,545
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,380
													15,391	20,925
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (30)	8/9/2017	8.22%							2,050	4,106
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	9.29%							2,796	2,796
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	22.93%							1,400	1,400
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	750
													6,996	9,052
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (28)	12/2/2016		11.65%	SF+	6.00%		1/15/2026	1,799	1,797	1,799
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,131	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,460
			Preferred Member Units	(29)	12/2/2016	226							150	920
													49,928	65,435
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,880
			Member Units	(8)	1/8/2003	322,297							2,352	3,640
													5,352	6,520
I-45 SLF LLC	(12) (13)	Investment Partnership
			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015	20.00%							20,200	13,217

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	17,775	17,618	17,618
			Preferred Equity		3/31/2023	80,000							4,000	4,000
													21,618	21,618
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9) (28)	8/20/2021		13.01%	SF+	7.50%		8/20/2026	15,769	15,576	15,069
			Common Stock		8/20/2021	9,968							1,356	290
													16,932	15,359
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	4,514	4,485	4,485
			Secured Debt		9/1/2021		13.50%				1/31/2028	3,140	3,120	3,120
			Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.50%				1/31/2028	19,624	19,496	19,496
			Secured Debt		1/31/2023		13.50%				1/31/2028	10,762	10,449	10,449
			Common Stock		8/3/2021	203,016							2,756	2,830
													49,250	49,324
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(25) (28)	6/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(11)	(11)
			Secured Debt	(25) (28)	6/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(9)	(9)
			Secured Debt	(28)	6/21/2023		15.40%	SF+	8.00%	2.00%	6/21/2027	4,340	3,341	3,341
			Secured Debt	(28)	6/21/2023		17.40%	SF+	10.00%	2.00%	6/21/2027	4,340	3,341	3,341
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	2,091
													8,753	8,753
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2023	964	964	372
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2023	983	983	380
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2023	2,116	2,116	818
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2023	4,415	4,415	1,706
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2023	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	3,581
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (17) (25) (28)	8/6/2021			SF+	11.00%		8/6/2023	—	—	—
			Secured Debt	(9) (28)	8/6/2021		16.48%	SF+	11.00%		8/6/2026	5,520	5,488	5,427
			Preferred Stock		8/6/2021	1,128							1,128	1,128
													6,616	6,555
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Preferred Member Units		1/8/2013	250							2,500	—

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.25%				6/16/2028	1,875	1,857	1,875
			Secured Debt	(23)	6/16/2023		12.49%				6/16/2028	54,536	54,282	54,536
			Preferred Member Units	(8)	8/31/2018	165							1,525	17,540
													57,664	73,951
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	12,160	12,054	12,160
			Common Stock	(8)	9/13/2018	70,000							456	1,990
													12,510	14,150
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,883	4,770
			Preferred Equity		12/31/2022	5,907,649							—	120
													4,883	4,890
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%				8/31/2025	20,500	20,416	20,416
			Preferred Member Units		8/31/2020	1,636							4,500	5,940
													24,916	26,356
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021						8/9/2026	—	(11)	(11)
			Secured Debt		8/9/2021		13.00%				8/9/2026	7,921	7,868	7,739
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
			Preferred Stock		9/1/2023	172,110							172	172
													14,429	14,300
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	6/15/2020	11.11%							3,978	5,135

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	1,650	1,650	4,044
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	809	809	1,983
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,482	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	3,977
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													18,720	12,837
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	220
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	220
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	13,402	13,290	13,290
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													17,135	17,135
Subtotal Affiliate Investments (23.9% of net assets at fair value)													$537,455	$565,942
Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	9/6/2022		13.50%	P+	5.00%		9/6/2028	$647	$582	$647
			Secured Debt	(9) (25) (28)	9/6/2022			SF+	6.00%		9/6/2028	—	(28)	(28)
			Secured Debt	(9) (28)	9/6/2022		11.42%	SF+	6.00%		9/6/2028	19,864	19,322	19,864
			Secured Debt	(9) (28)	6/21/2023		11.42%	SF+	6.00%		9/6/2028	1,379	1,308	1,379
													21,184	21,862
Acousti Engineering Company of Florida	(10)	Interior Subcontractor Providing Acoustical Walls and Ceilings
			Secured Debt	(9) (28)	11/2/2020		13.94%	SF+	8.50%		11/2/2025	1,678	1,671	1,678
			Secured Debt	(9) (28)	11/2/2020		13.94%	SF+	8.50%		11/2/2025	9,485	9,438	9,485
			Secured Debt	(9) (28)	5/26/2021		17.94%	SF+	12.50%		11/2/2025	764	759	764
													11,868	11,927
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	7.50%		6/7/2028	—	(2)	(2)
			Secured Debt	(9) (28)	6/7/2023		12.99%	SF+	7.50%		6/7/2028	25,110	24,824	25,110
			Warrants	(43)	6/7/2023	17,525					5/19/2028		—	110
													24,822	25,218

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (28) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,112	7,112	7,029
			Secured Debt	(9) (28) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	21,792	21,749	21,537
													28,861	28,566
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9) (28)	3/29/2021		11.18%	SF+	5.75%		3/19/2026	17,529	17,341	17,244

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (28)	8/31/2022			SF+	7.40%		8/31/2027	—	(115)	(115)
			Secured Debt	(9) (28)	8/31/2022		12.87%	SF+	7.40%		8/31/2027	32,116	31,630	32,116
			Common Stock	(8)	8/31/2022	235							1,844	1,930
													33,359	33,931
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			L+	6.00%		11/19/2026	—	(8)	(8)
			Secured Debt	(9)	11/19/2021		11.43%	L+	6.00%		11/19/2026	6,567	6,525	6,567
													6,517	6,559
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (28)	3/11/2022		15.15%	SF+	8.75%	1.00%	4/10/2026	5,720	5,665	4,747
			Secured Debt	(9) (28)	3/11/2022		15.15%	SF+	8.75%	1.00%	4/10/2026	9,307	9,203	7,712
			Secured Debt	(9) (14) (28)	3/11/2022		17.15%	SF+	10.75%	1.00%	4/10/2026	5,705	5,645	3,116
			Secured Debt	(9) (14) (28)	3/11/2022		17.15%	SF+	10.75%	1.00%	4/10/2026	9,283	9,169	5,070
													29,682	20,645
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021		7.50%	L+	6.50%		4/7/2023	2,980	2,980	134
			Secured Debt	(9) (14) (17)	5/19/2016		7.50%	L+	6.50%		6/8/2023	14,370	13,706	647
													16,686	781
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (14) (28)	11/9/2021		15.43%	SF+	7.00%	3.00%	11/9/2026	6,986	6,892	3,899
			Secured Debt	(9) (14) (28)	11/9/2021		15.43%	SF+	7.00%	3.00%	11/9/2026	29,762	29,335	16,611

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		11/9/2021	234							234	—
													36,461	20,510
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (28)	8/11/2022			SF+	6.00%		8/11/2027	—	(114)	(114)
			Secured Debt	(9) (28)	8/11/2022		11.54%	SF+	6.00%		8/11/2027	45,375	44,634	45,375
			Common Stock		8/11/2022	1,387,832							1,388	2,030
													45,908	47,291
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		12.01%	SF+	6.50%		1/18/2027	720	720	720
			Secured Debt	(9) (28)	1/18/2022		11.01%	SF+	5.50%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9) (28)	1/18/2022		13.01%	SF+	7.50%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	570
													14,760	14,610
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (28)	12/23/2022		12.67%	SF+	7.25%		12/23/2027	1,474	1,346	1,428
			Secured Debt	(9) (28)	12/23/2022		12.80%	SF+	7.25%		12/23/2027	24,663	23,826	23,898
			Common Equity		12/15/2021	984							965	892
													26,137	26,218
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(8) (29)	7/6/2018	1,548,387							—	2,820
			Preferred Member Units	(8) (29)	11/12/2019	122,416							—	220
													—	3,040
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (28)	6/30/2022			SF+	7.25%		6/30/2028	—	(65)	(65)
			Secured Debt	(9) (28)	6/30/2022		12.67%	SF+	7.25%	6.25%	6/30/2028	28,938	28,519	27,737
													28,454	27,672
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	20

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	2,458	2,458	2,311
			Secured Debt	(9) (28)	8/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	3,557	2,868	3,344
			Common Stock		10/1/2020	723,184							1	1,140
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	260
													6,363	7,055

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25) (28)	5/1/2023			SF+	7.00%		5/1/2028	—	(26)	(26)
			Secured Debt	(9) (28)	5/1/2023		11.40%	SF+	6.00%		5/1/2028	6,421	6,303	6,357
			Secured Debt	(9) (28)	5/1/2023		13.40%	SF+	8.00%		5/1/2028	6,421	6,303	6,356
			Common Equity		5/1/2023	571							571	571
													13,151	13,258
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	1,075
													7,817	1,836
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.55%							6,527	4,221
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,350	4,661
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	1.31%							2,000	2,391
													12,877	11,273
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (28)	6/14/2021		10.42%	SF+	5.00%		6/10/2026	465	443	465
			Secured Debt	(9) (28)	6/14/2021		10.42%	SF+	5.00%		6/10/2028	19,732	19,493	19,732
													19,936	20,197
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (28)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	5,003	4,998	5,003
			Secured Debt	(9) (28)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	1,557	1,555	1,557
			Secured Debt	(9) (28)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	2,048	2,046	2,048
			Secured Debt	(9) (28)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	587	586	587
			Secured Debt	(9) (28)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	61	61	61
													9,246	9,256
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—
													1,789	1,789
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (28)	6/14/2021		11.93%	SF+	6.50%		6/4/2026	15,098	15,015	14,569

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25) (28)	5/18/2022			SF+	6.00%		5/18/2027	—	(9)	(9)
			Secured Debt	(9) (28)	5/18/2022		11.65%	SF+	6.00%		5/18/2027	7,973	7,908	7,973
			Secured Debt	(9) (28)	5/18/2022		11.65%	SF+	6.00%		5/18/2027	6,133	6,089	6,133
			Common Equity		12/30/2022	245,926							246	246
													14,234	14,343
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28) (33)	2/7/2022		12.58%	SF+	7.00%		2/7/2027	3,107	2,923	3,007
			Secured Debt	(9) (28)	2/7/2022		12.53%	SF+	7.00%		2/7/2027	36,633	36,132	35,451
			Secured Debt	(9) (28)	6/24/2022		12.53%	SF+	7.00%		2/7/2027	2,030	2,002	1,964
			Secured Debt	(9) (28)	3/27/2023		12.53%	SF+	7.00%		2/7/2027	4,905	4,796	4,747
													45,853	45,169
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,687	2,687	19

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28) (34)	8/6/2021		13.61%	SF+	8.00%		8/6/2026	5,000	4,943	4,804
			Secured Debt	(9) (28)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	18,381	18,168	17,660
													23,111	22,464
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,135

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (28) (35)	8/16/2022		13.92%	SF+	8.50%		8/16/2027	803	618	803
			Secured Debt	(9) (28)	8/16/2022		14.18%	SF+	8.50%		8/16/2027	4,015	3,954	4,015
			Secured Debt	(9) (28)	8/16/2022		13.92%	SF+	8.50%		8/16/2027	14,245	14,024	14,245
			Common Stock		8/16/2022	201							201	201
													18,797	19,264
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018	723,684	10.00%			10.00%			1,252	1,252
													2,028	1,512
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (28)	12/20/2022		9.91%	SF+	4.50%	9.91%	12/31/2026	2,006	1,847	1,847
			Secured Debt	(9) (28)	12/20/2022		11.91%	SF+	6.50%	11.91%	12/31/2026	2,032	1,798	1,562
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,773	3,537
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (28)	11/19/2020		13.54%	SF+	8.00%		10/30/2025	967	925	917
			Secured Debt	(9) (28)	11/19/2020		13.54%	SF+	8.00%		10/30/2025	4,792	4,754	4,545
			Secured Debt	(9) (28)	11/19/2020		13.54%	SF+	8.00%		10/30/2025	9,557	9,473	9,067
			Secured Debt	(9) (28)	4/20/2021		13.54%	SF+	8.00%		10/30/2025	1,982	1,962	1,880
			Secured Debt	(9) (28)	10/14/2021		13.54%	SF+	8.00%		10/30/2025	10,846	10,734	10,289
													27,848	26,698
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (28)	2/10/2022		11.82%	SF+	6.25%		12/29/2027	9,023	8,891	8,663

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,566	1,917
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,979	950
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,577	1,514
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,639	5,609
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,083	1,413
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,745	4,458
													25,589	15,861
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (25)	5/23/2022			P+	5.50%		5/23/2027	—	(38)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (28)	5/23/2022		11.98%	SF+	6.50%		5/23/2028	16,175	15,926	16,175
													15,888	16,175
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25) (28)	4/7/2023			SF+	8.00%		4/6/2029	—	(36)	(36)
			Secured Debt	(9) (28)	4/7/2023		13.49%	SF+	8.00%		4/6/2029	26,433	25,705	26,168
			Common Equity		4/7/2023	649,794							663	663
													26,332	26,795
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (28) (29)	12/22/2021		12.65%	SF+	7.00%		12/22/2026	3,692	3,668	3,692
			Secured Debt	(9) (28) (29)	12/22/2021		12.65%	SF+	7.00%		12/22/2026	44,308	44,021	44,308
													47,689	48,000
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(28)	3/24/2022		12.90%	SF+	7.50%		1/2/2026	982	982	982
			Secured Debt	(28)	1/4/2021		13.01%	SF+	7.50%		1/2/2026	6,185	6,111	6,185
			Secured Debt	(28)	1/4/2021		12.98%	SF+	7.50%		1/2/2026	4,909	4,802	4,909
													11,895	12,076
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	1,374
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,374
GeoStabilization International (GSI)	(11)	Geohazard Engineering Services & Maintenance
			Secured Debt	(28)	1/2/2019		10.80%	SF+	5.25%		12/19/2025	20,337	20,285	19,981

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (28) (36)	10/18/2019		11.92%	SF+	6.50%		4/2/2025	1,955	1,950	1,955
			Secured Debt	(9) (25) (28)	10/18/2019		11.92%	SF+	6.50%		4/2/2025	—	(11)	(11)
			Secured Debt	(9) (28)	10/18/2019		11.92%	SF+	6.50%		4/2/2025	10,651	10,629	10,651
			Secured Debt	(9) (28)	9/15/2023		11.93%	SF+	6.50%		4/2/2025	955	955	955
													13,523	13,550
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (25) (28)	9/30/2022			SF+	5.75%		9/30/2028	—	(17)	—
			Secured Debt	(9) (28)	9/30/2022		11.38%	SF+	5.75%		9/30/2028	301	286	301
			Secured Debt	(9) (28)	9/30/2022		11.29%	SF+	5.75%		9/30/2028	3,624	3,564	3,624
													3,833	3,925

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	357	357	328
			Secured Debt	(9) (28)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	3,617	3,613	3,321
													3,970	3,649
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(52)	(52)
			Secured Debt	(9) (25) (28)	8/1/2022			SF+	6.50%		8/1/2027	—	(52)	(52)
			Secured Debt	(9) (28)	8/1/2022		11.82%	SF+	6.50%		8/1/2027	16,664	16,409	16,664
													16,305	16,560
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9) (28)	8/19/2021		11.42%	SF+	6.00%		10/23/2026	25,162	25,162	24,397

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (28)	6/30/2021		15.76%	SF+	8.25%	2.00%	6/30/2026	7,132	7,007	5,893

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (28)	7/30/2021			SF+	5.75%		7/30/2026	—	(22)	—
			Secured Debt	(9) (28)	7/30/2021		11.17%	SF+	5.75%		7/30/2028	9,423	9,313	9,423
			Secured Debt	(9) (28)	7/30/2021		11.17%	SF+	5.75%		7/30/2028	4,966	4,908	4,966
													14,199	14,389
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (28)	6/8/2023		12.43%	SF+	7.00%		6/30/2028	1,977	1,891	1,957
			Secured Debt	(9) (28)	6/8/2023		12.45%	SF+	7.00%		6/30/2028	20,820	20,237	20,611
			Common Equity		6/8/2023	849							1,166	1,166
													23,294	23,734
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (28)	6/1/2017		14.30%	SF+	7.75%	1.00%	7/31/2024	18,644	18,579	17,161

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (28) (37)	8/13/2021		12.35%	SF+	6.75%		8/13/2026	1,004	978	1,004
			Secured Debt	(9) (28)	8/13/2021		12.18%	SF+	6.75%		8/13/2026	19,093	18,870	19,093
			Preferred Member Units	(8) (29)	1/31/2018	144	10.00%			10.00%			135	157

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8) (29)	5/17/2019	80	20.00%			20.00%			100	104
			Member Units	(29)	6/17/2016	900							900	620
													20,983	20,978
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (28)	11/1/2021		11.17%	SF+	5.75%		11/1/2026	1,508	1,480	1,508
			Secured Debt	(9) (28)	11/1/2021		11.17%	SF+	5.75%		11/1/2026	8,528	8,423	8,528
													9,903	10,036
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25) (28)	7/19/2023			SF+	6.25%		7/19/2028	—	(73)	(73)
			Secured Debt	(9) (25) (28)	7/19/2023			SF+	6.25%		7/19/2029	—	(59)	(59)
			Secured Debt	(9) (28)	7/19/2023		11.57%	SF+	6.25%		7/19/2029	14,406	13,992	13,992
			Common Equity		7/19/2023	131,100							656	656
													14,516	14,516
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.49%	SF+	8.00%		4/3/2028	622	601	616
			Secured Debt	(9) (28)	4/3/2023		13.40%	SF+	8.00%		4/3/2028	7,326	7,154	7,252
			Secured Debt	(9) (28)	6/14/2023		13.40%	SF+	8.00%		4/3/2028	2,947	2,883	2,917
			Common Equity		4/3/2023	131,569							417	417
													11,055	11,202
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28) (32)	12/9/2021		15.51%	SF+	10.00%	15.51%	8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (17) (28)	8/7/2019		12.43%	SF+	7.00%	12.43%	8/7/2023	7,313	7,237	535
			Common Stock		12/7/2021	2,143							—	—
													9,072	2,316
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9) (28)	8/3/2018		11.43%	SF+	6.00%		7/19/2025	20,254	20,220	19,318

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		12.15%	L+	6.50%		8/28/2025	311	308	302
			Secured Debt	(9)	8/28/2019		12.15%	L+	6.50%		8/28/2025	16,889	16,814	16,373
													17,122	16,675
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9) (28)	5/19/2021		11.40%	SF+	5.75%		3/25/2027	6,750	6,628	5,310

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (28)	4/13/2023		10.59%	SF+	5.50%	8.09%	4/14/2028	2,560	2,305	2,304
			Common Equity		4/13/2023	186,322							—	—
													2,305	2,304
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (28)	10/26/2022		12.45%	SF+	7.00%		11/4/2024	846	830	842
			Secured Debt	(9) (28)	11/8/2021		12.43%	SF+	7.00%		11/4/2024	2,000	2,000	2,000
			Preferred Equity		11/8/2021	2,826,667							110	500
													2,940	3,342
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(14) (28)	11/15/2021		23.64%	SF+	18.00%	23.64%	1/31/2024	2,431	2,431	1,977
			Secured Debt	(14) (28)	8/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	2,057	2,038	143
			Secured Debt	(14) (28)	8/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	1,978	1,959	137
			Common Stock		8/21/2019	472,579							4,429	—
													10,857	2,257
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		11.59%	SF+	6.00%		12/22/2026	1,684	1,575	1,684
			Secured Debt	(9) (28)	12/22/2021		11.66%	SF+	6.00%		12/22/2026	36,237	35,763	36,237
			Common Equity		12/22/2021	1,684,211							1,684	2,230
													39,022	40,151
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		15.75%	P+	7.25%		10/4/2026	1,037	1,001	943
			Secured Debt	(9)	10/4/2021		15.75%	P+	7.25%		10/4/2026	7,467	7,376	6,793
													8,377	7,736
Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt	(28)	12/31/2018		10.99%	SF+	5.50%		12/20/2024	11,209	11,183	10,564

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt	(28)	5/9/2019		10.65%	SF+	5.00%		5/9/2026	14,363	14,265	13,932

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	3,354

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (28)	5/2/2019		12.67%	SF+	7.25%		9/25/2024	7,960	7,933	7,960
			Secured Debt	(9) (28)	5/2/2019		12.67%	SF+	7.25%		9/25/2024	5,246	5,226	5,246

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (28)	11/20/2020		12.67%	SF+	7.25%		9/25/2024	2,803	2,793	2,803
			Secured Debt	(9) (28)	2/26/2021		12.67%	SF+	7.25%		9/25/2024	1,056	1,052	1,056
			Secured Debt	(9) (28)	5/12/2022		12.67%	SF+	7.25%		9/25/2024	10,694	10,645	10,694
													27,649	27,759
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9) (28)	8/16/2021		15.40%	SF+	9.00%	1.00%	8/16/2026	4,427	4,329	3,970

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		11.48%	L+	5.75%		12/22/2024	23,921	22,873	19,166

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		12.56%	L+	7.25%		3/15/2026	730	699	730
			Secured Debt	(9) (28)	3/15/2021		12.56%	SF+	7.00%		3/15/2026	15,147	14,995	15,147
													15,694	15,877
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (28)	1/28/2021		11.42%	SF+	6.00%		1/29/2027	2,811	2,790	2,811
			Secured Debt	(9) (28)	1/28/2021		11.42%	SF+	6.00%		1/29/2027	3,945	3,917	3,945
			Secured Debt	(9) (28)	1/28/2021		11.42%	SF+	6.00%		1/29/2027	3,472	3,447	3,472
			Secured Debt	(9) (28)	1/28/2021		11.42%	SF+	6.00%		1/29/2027	7,816	7,741	7,816
													17,895	18,044
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (28)	4/4/2022			SF+	6.25%		4/3/2028	—	(54)	(54)
			Secured Debt	(9) (28)	4/4/2022		11.42%	SF+	6.00%		4/3/2028	23,413	23,062	23,413
													23,008	23,359
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9) (28)	10/24/2018		12.02%	SF+	6.50%		10/24/2024	18,769	18,647	17,991

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%				5/24/2027	3,709	3,656	3,599
			Secured Debt		5/24/2022		14.00%				5/24/2027	10,107	9,954	10,587
			Secured Debt		5/24/2022		14.00%				5/24/2027	17,038	16,796	17,038
			Common Stock		8/30/2022	44,445,814							889	556
													31,295	31,780
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (14)	4/28/2017		10.71%	L+	5.50%		4/26/2024	3,849	3,834	154

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25) (28)	12/18/2019			SF+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (25) (28)	12/18/2019			SF+	6.25%		12/18/2024	—	(24)	(24)
			Secured Debt	(9) (28)	12/18/2019		11.40%	SF+	6.00%		12/18/2024	20,467	20,320	20,467
													20,295	20,443
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (28)	7/12/2016		13.79%	SF+	7.25%	1.00%	6/7/2024	4,177	4,177	4,010

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (25) (28)	5/7/2021			SF+	9.00%		5/7/2026	—	(112)	(97)
			Secured Debt	(9) (28)	5/7/2021		14.52%	SF+	9.00%	1.00%	5/7/2026	39,404	38,826	39,404
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	7,563	7,314	7,563
													46,028	46,870
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt	(28)	10/10/2019		11.43%	SF+	6.00%		10/1/2026	17,801	16,912	14,775

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013		11.50%				11/15/2026	4,447	4,447	61

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (25) (28)	1/19/2022			SF+	5.75%		1/19/2027	—	(85)	—
			Secured Debt	(9) (28)	1/19/2022		11.17%	SF+	5.75%		1/19/2027	3,221	3,146	3,221
			Secured Debt	(9) (28)	1/19/2022		11.17%	SF+	5.75%		1/19/2027	18,645	18,286	18,645
													21,347	21,866
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	6.75%		6/7/2028	—	(86)	(86)
			Secured Debt	(9) (25) (28)	6/7/2023			SF+	6.75%		6/7/2028	—	(86)	(86)
			Secured Debt	(9) (28)	6/7/2023		12.03%	SF+	6.75%		6/7/2028	18,464	17,948	18,278
			Common Equity		6/7/2023	1,234							1,234	1,234
													19,010	19,340

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9) (28)	5/1/2023		11.87%	SF+	6.85%		5/1/2029	8,752	8,509	8,664

Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9) (25) (28)	7/6/2020			SF+	6.00%		7/6/2026	—	(14)	(14)
			Secured Debt	(9) (28)	7/6/2020		11.43%	SF+	6.00%		7/6/2026	29,144	28,807	29,144
													28,793	29,130
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9) (39)	8/19/2022		14.22%	P+	6.75%		8/19/2027	3,976	3,830	3,907
			Secured Debt	(9) (28)	8/19/2022		13.39%	SF+	7.75%		8/19/2027	27,194	26,766	26,721
													30,596	30,628
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (28)	4/8/2021		12.64%	SF+	7.00%		4/8/2026	505	496	467
			Secured Debt	(9) (28)	4/8/2021		12.14%	SF+	6.75%		4/8/2026	13,369	13,270	12,361
													13,766	12,828
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9) (28)	12/29/2017		11.13%	SF+	5.50%		12/20/2024	19,809	19,672	14,482

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28) (36)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	5,727	5,431	5,431
			Secured Debt	(9) (28)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	57,273	55,611	55,611
													61,042	61,042
RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	14
			Warrants	(26)	11/12/2015	327,532					10/20/2025		425	—
													471	14
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (28)	8/27/2021			SF+	6.50%		8/27/2026	—	(9)	—
			Secured Debt	(9) (28)	8/27/2021		12.01%	SF+	6.50%		8/27/2026	3,376	3,324	3,376
			Secured Debt	(9) (28)	8/27/2021		14.01%	SF+	8.50%		8/27/2026	3,376	3,324	3,376
													6,639	6,752

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9) (28)	9/1/2020		13.18%	SF+	7.75%		9/1/2025	1,781	1,768	1,667
			Secured Debt	(9) (28)	9/1/2020		13.18%	SF+	7.75%		9/1/2025	14,392	14,319	13,478
			Secured Debt	(9) (28)	9/1/2020		13.18%	SF+	7.75%		9/1/2025	577	574	540
													16,661	15,685
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (28)	7/16/2021		13.33%	SF+	5.75%	2.00%	11/16/2025	5,740	5,718	5,622
			Secured Debt	(9) (28)	7/16/2021		13.33%	SF+	5.75%	2.00%	11/16/2025	8,286	8,215	8,115
													13,933	13,737
SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9) (28)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	728	720	658
			Secured Debt	(9) (28)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	1,534	1,513	1,389
			Secured Debt	(9) (28)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	6,017	5,937	5,440
			Secured Debt	(9) (28)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	457	451	413
			Secured Debt	(9) (28)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	1,110	1,096	1,003
			Common Equity		10/29/2021	95,238							200	43
													9,917	8,946
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25) (28)	12/10/2021			SF+	6.25%		12/13/2026	—	(57)	(57)
			Secured Debt	(9) (28)	12/10/2021		11.95%	SF+	6.25%		12/13/2026	34,990	34,540	34,990
			Common Equity		12/10/2021	863,636							864	1,062
													35,347	35,995
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		13.11%	SF+	7.50%		7/1/2027	2,491	2,443	2,491
			Secured Debt	(9) (28)	7/1/2022		13.22%	SF+	7.50%		7/1/2027	15,768	15,530	15,768
			Common Stock		7/1/2022	638,710							639	499
													18,612	18,758
Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9) (28)	10/22/2021		11.07%	SF+	5.50%		10/1/2028	7,546	7,491	7,471

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9) (28)	12/22/2020		10.88%	SF+	5.00%		12/18/2027	14,842	14,612	14,629

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,030

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,299

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14) (28)	6/1/2023		6.00%	SF+	1.00%	6.00%	5/2/2026	9,298	3,745	3,678
			Secured Debt	(9) (14) (28)	6/1/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	946	20	—
													3,765	3,678
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9) (28)	10/22/2019		11.42%	SF+	6.00%		9/8/2026	33,322	32,888	33,322
			Secured Debt	(9) (28)	7/19/2023		11.92%	SF+	6.50%		9/8/2026	12,947	12,708	12,947
													45,596	46,269
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (28)	1/11/2023		12.42%	SF+	7.50%		4/5/2029	4,000	3,894	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25) (28)	11/9/2020			SF+	5.25%		11/3/2025	—	(463)	(463)
			Secured Debt	(9) (28)	11/9/2020		11.63%	SF+	6.00%		11/3/2027	17,473	17,219	15,603
													16,756	15,140
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,339

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,969

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25) (28)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9) (28)	7/19/2021		12.40%	SF+	7.00%		7/19/2026	3,723	3,680	3,723
			Common Stock		7/19/2021	400,000							400	469
													4,076	4,188
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (28) (40)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	2,223	2,194	2,223
			Secured Debt	(9) (28)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	388	364	388
			Secured Debt	(9) (28)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	15,967	15,802	15,967
			Secured Debt	(9) (28)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	12,771	12,640	12,771
													31,000	31,349

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (28)	3/1/2022		11.39%	SF+	6.00%		3/1/2028	1,205	1,175	1,205
			Secured Debt	(9) (28)	3/1/2022		11.35%	SF+	6.00%		3/1/2028	10,685	10,527	10,685
			Common Stock		3/1/2022	1,541,400							1,541	2,759
													13,243	14,649
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25) (28)	11/19/2021			SF+	7.00%		11/19/2026	—	(28)	—
			Secured Debt	(9) (28)	11/19/2021		12.51%	SF+	7.00%		11/19/2026	2,067	2,033	2,067
			Secured Debt	(9) (28)	11/19/2021		12.51%	SF+	7.00%		11/19/2026	9,300	9,182	9,300
													11,187	11,367
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(28)	12/17/2021		10.68%	SF+	5.25%		12/17/2026	4,032	3,854	4,032
			Secured Debt	(28)	12/17/2021		10.76%	SF+	5.25%		12/17/2027	24,118	23,750	24,118
			Secured Debt	(28)	12/17/2021		10.66%	SF+	5.25%		12/17/2027	37,925	37,400	37,925
													65,004	66,075
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (28)	8/22/2018		12.93%	SF+	7.50%		8/9/2026	11,355	11,137	10,257

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (28) (38)	2/11/2022		12.67%	SF+	7.25%		3/1/2024	17,279	17,195	16,199
			Secured Debt	(9) (28) (38)	2/11/2022		12.68%	SF+	7.25%		3/1/2024	4,331	4,320	4,060
													21,515	20,259
Subtotal Non-Control/Non-Affiliate Investments (76.0% of net assets at fair value)													$1,871,255	$1,801,761
Total Portfolio Investments, September 30, 2023 (181.2% of net assets at fair value)													$3,799,385	$4,294,722
Money market funds (included in cash and cash equivalents) (44)
Dreyfus Government Cash Management (45)													$36,507	$36,507
Fidelity Government Fund (46)													826	826
Fidelity Treasury (31)													71	71
Total money market funds													$37,404	$37,404

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 91% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.13%.
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
(14)Non-accrual and non-income producing debt investment.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)
(21)Portfolio company headquarters are located outside of the United States.
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+6.25% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(25)The position is unfunded and no interest income is being earned as of September 30, 2023. The position may earn a nominal unused facility fee on committed amounts.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of September 30, 2023 was approximately 4.98% on the Fidelity Treasury.
(32)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(33)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(34)As of September 30, 2023, borrowings under the loan facility bore interest at LIBOR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(35)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+8.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(36)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)
(37)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(38)As of September 30, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(39)As of September 30, 2023, borrowings under the loan facility have multiple contracts that bear interest at either SOFR+7.75% or PRIME+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents the base rate applicable to the majority of the facility and the weighted-average rate for borrowings under the facility, as of September 30, 2023.
(40)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(41)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(42)Index based floating interest rate is subject to contractual maximum base rate of 2.00%.
(43)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(44)Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the Consolidated Balance Sheets.
(45)Effective yield as of September 30, 2023 was approximately 4.96% on the Dreyfus Government Cash Management.
(46)Effective yield as of September 30, 2023 was approximately 4.99% on the Fidelity Government Fund.

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
(14)Non-accrual and non-income producing debt investment.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and financial position as of September 30, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at Main Street’s determination of fair value for its investments in a total of 16 and 15 LMM portfolio companies for the three months ended September 30, 2023 and 2022, respectively, representing 22% and 24% of the total LMM portfolio at fair value as of September 30, 2023 and 2022, respectively. A total of 68 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023, representing 94% of the total LMM portfolio at fair value as of September 30, 2023. Excluding its investments in LMM portfolio companies that, as of September 30, 2023, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 15 Private Loan portfolio companies for each of the three months ended September 30, 2023 and 2022, representing 25% and 20% of the total Private Loan portfolio at fair value as of September 30, 2023 and 2022, respectively. A total of 62 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023, representing 83% of the total Private Loan portfolio at fair value as of September 30, 2023. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2023, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 95% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (90% and 89% as of September 30, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.9% and 2.8% of Main Street’s Investment Portfolio at fair value as of September 30, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of September 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At September 30, 2023, the Company had $37.4 million of cash equivalents invested in AAA-rated money market funds. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments.
At September 30, 2023 and December 31, 2022, cash balances totaling $35.0 million and $46.3 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2023, investments on non-accrual status comprised 1.0% of Main Street’s total Investment Portfolio at fair value and 3.1% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 3.7% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2023 and 2022, (i) 1.9% and 1.2%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2023 and 2022, (i) 2.0% and 1.3%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.5%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$99,381	$75,023	$290,045	$198,446
Dividend income	21,192	19,424	71,014	53,959
Fee income	2,664	3,940	10,015	10,576
Total interest, fee and dividend income	$123,237	$98,387	$371,074	$262,981
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
To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2023 and 2022, 1.9% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the nine months ended September 30, 2023 and 2022, 1.8% and 1.9%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the nine months ended September 30, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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
As of September 30, 2023 and December 31, 2022, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, Main Street’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2023 and December 31, 2022:

Type of Investment	Fair Value as of September 30, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,311,786	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.4%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 8.5x (2)	7.0x	6.2x
Debt investments	$2,773,233	Discounted cash flow	Risk adjusted discount factor (4)	9.8% - 18.5% (2)	12.9%	13.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$209,703	Market approach	Third-party quote	4.0 - 99.0	90.6	94.0
Total Level 3 investments	$4,294,722
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 7.0% - 33.5%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard LIBOR and SOFR base rate, as applicable.

Type of Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$1,172,077	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.4%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.3x (2)	6.7x	6.0x
Debt investments	$2,663,958	Discounted cash flow	Risk adjusted discount factor (4)	8.5% - 18.8% (2)	12.2%	12.4%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$264,238	Market approach	Third-party quote	5.6 - 98.5	87.0	91.4
Total Level 3 investments	$4,100,273
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 6.5% - 43.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard LIBOR and SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2023
Debt	$2,928,196	$—	$(536,800)	$547,102	$101,276	$(26,869)	$(29,969)	$2,982,936
Equity	1,166,643	—	(40,261)	55,699	2,394	88,079	32,322	1,304,876
Equity Warrant	5,434	—	—	2,091	—	1,961	(2,576)	6,910
	$4,100,273	$—	$(577,061)	$604,892	$103,670	$63,171	$(223)	$4,294,722
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At September 30, 2023 and December 31, 2022, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,190,371	$—	$—	$2,190,371
Private Loan portfolio investments	1,543,958	—	—	1,543,958
Middle Market portfolio investments	290,613	—	—	290,613
Other Portfolio investments	123,649	—	—	123,649
External Investment Manager	146,131	—	—	146,131
Total investments	$4,294,722	$—	$—	$4,294,722

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,060,459	$—	$—	$2,060,459
Private Loan portfolio investments	1,471,466	—	—	1,471,466
Middle Market portfolio investments	329,119	—	—	329,119
Other Portfolio investments	116,299	—	—	116,299
External Investment Manager	122,930	—	—	122,930
Short-term portfolio investments	1,904	—	1,904	—
Total investments	$4,102,177	$—	$1,904	$4,100,273
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
Main Street’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $10 million to $75 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to co-invest with the sponsor in the equity securities of its Private Loan portfolio companies.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended September 30, 2023 and 2022 are net of expenses allocated to the External Investment Manager of $5.4 million and $3.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 of $16.1 million and $9.6 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2023 and 2022, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below).

	As of September 30, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	89	27
Fair value	$2,190.4	$1,544.0	$290.6
Cost	$1,716.9	$1,577.5	$343.3
Debt investments as a % of portfolio (at cost)	71.9%	96.2%	92.7%
Equity investments as a % of portfolio (at cost)	28.1%	3.8%	7.3%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.2%
Weighted-average annual effective yield (b)	12.9%	12.9%	12.3%
Average EBITDA (c)	$8.2	$28.8	$65.7
____________________
(a)At September 30, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of September 30, 2023 including debt investments on non-accrual status was 12.8% for its LMM portfolio, 12.2% for its Private Loan portfolio and 10.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2023 and 2022, Main Street achieved an annualized total return on investments of 16.0% and 10.5%, respectively. For the nine months ended September 30, 2023 and 2022, Main Street achieved an annualized total return on investments of 15.4% and 9.6%, respectively. For the year ended December 31, 2022, Main Street achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of September 30, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $123.6 million in fair value and $132.2 million in cost basis and which comprised 2.9% and 3.5% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, Main Street had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2023, this investment had a fair value of $146.1 million and a cost basis of $29.5 million, which comprised 3.4% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	September 30, 2023	December 31, 2022
First lien debt	83.9%	85.0%
Equity	15.4	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2023	December 31, 2022
First lien debt	73.2%	75.2%
Equity	26.0	24.1
Second lien debt	0.4	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2023	December 31, 2022
West	25.5%	28.5%
Northeast	23.2	19.0
Southwest	19.0	20.1
Midwest	15.8	16.3
Southeast	14.4	14.0
Other Non-United States	1.7	1.5
Canada	0.4	0.6
	100.0%	100.0%

Fair Value:	September 30, 2023	December 31, 2022
West	25.6%	28.7%
Northeast	22.4	18.8
Southwest	21.1	21.4
Midwest	16.5	16.6
Southeast	12.5	12.4
Other Non-United States	1.6	1.5
Canada	0.3	0.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	September 30, 2023	December 31, 2022
Internet Software & Services	8.2%	8.0%
Machinery	7.0	7.4
Commercial Services & Supplies	6.2	6.7
Professional Services	6.2	4.2
Construction & Engineering	5.7	5.8
Health Care Providers & Services	5.1	4.7
IT Services	4.9	3.3
Diversified Consumer Services	4.7	4.5
Distributors	4.3	5.1
Textiles, Apparel & Luxury Goods	3.2	1.9
Leisure Equipment & Products	3.1	4.5
Energy Equipment & Services	3.1	3.7
Tobacco	3.0	3.1
Computers & Peripherals	2.7	2.2
Media	2.4	2.4
Specialty Retail	2.1	3.2
Software	2.0	1.9
Electrical Equipment	1.9	1.0
Building Products	1.7	1.9
Aerospace & Defense	1.7	2.3
Containers & Packaging	1.7	2.6
Diversified Telecommunication Services	1.6	1.9
Auto Components	1.6	1.7
Food Products	1.5	1.6
Electronic Equipment, Instruments & Components	1.5	1.6
Communications Equipment	1.5	1.8
Diversified Financial Services	1.4	1.5
Internet & Catalog Retail	1.3	1.3
Health Care Equipment & Supplies	1.3	1.3
Food & Staples Retailing	1.2	1.2
Hotels, Restaurants & Leisure	1.1	1.1
Chemicals	1.0	1.1
Household Products	1.0	0.4
Other (1)	3.1	3.1
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2023	December 31, 2022
Machinery	8.1%	8.4%
Diversified Consumer Services	7.0	6.8
Internet Software & Services	6.8	6.8
Professional Services	6.7	3.8
Construction & Engineering	5.7	5.7
Commercial Services & Supplies	5.1	6.1
Health Care Providers & Services	4.8	4.3
Distributors	4.6	5.5
IT Services	4.5	3.1
Computers & Peripherals	4.0	3.0
Tobacco	3.2	3.4
Energy Equipment & Services	2.8	2.7
Specialty Retail	2.7	3.5
Media	2.7	3.0
Leisure Equipment & Products	2.7	4.0
Textiles, Apparel & Luxury Goods	2.6	1.8
Software	2.1	2.1
Electrical Equipment	2.0	1.0
Containers & Packaging	1.9	2.8
Aerospace & Defense	1.6	2.2
Food Products	1.6	1.8
Building Products	1.5	1.9
Auto Components	1.5	1.6
Diversified Telecommunication Services	1.4	1.8
Diversified Financial Services	1.4	1.7
Internet & Catalog Retail	1.2	1.3
Air Freight & Logistics	1.1	0.9
Construction Materials	1.0	1.0
Health Care Equipment & Supplies	1.0	1.0
Chemicals	0.9	1.1
Food & Staples Retailing	0.8	1.1
Other (1)	5.0	4.8
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At September 30, 2023 and December 31, 2022, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of September 30, 2023 and December 31, 2022, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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

As described more fully in Note L — Related Party Transactions, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP (the “Private Loan Fund”) and MS Private Loan Fund II, LP (the “Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments. The External Investment Manager entered into investment management agreements in December 2020 with the Private Loan Fund and in September 2023 with the Private Loan Fund II, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2023 and 2022, the total contribution to Main Street’s net investment income was $7.6 million and $5.0 million, respectively. For the nine months ended September 30, 2023 and 2022, the total contribution to Main Street’s net investment income was $24.2 million and $15.2 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 is as follows:

	As of September 30, 2023	As of December 31, 2022
	(dollars in thousands)
Accounts receivable - advisory clients	$9,409	$8,130
Intangible Asset	29,500	29,500
Total assets	$38,909	$37,630

Accounts payable to MSCC and its subsidiaries	$7,240	$4,455
Dividend payable to MSCC and its subsidiaries	2,169	3,675
Equity	29,500	29,500
Total liabilities and equity	$38,909	$37,630

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Management fee income	$5,653	$5,472	$16,667	$16,337
Incentive fees	2,627	(182)	9,594	45
Administrative services fees	154	154	456	458
Total revenues	8,434	5,444	26,717	16,840
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,620)	(2,660)	(13,785)	(7,572)
Other G&A expenses	(784)	(674)	(2,304)	(2,041)
Total allocated expenses	(5,404)	(3,334)	(16,089)	(9,613)
Other direct G&A expenses	(229)	—	(229)	—
Total expenses	(5,633)	(3,334)	(16,318)	(9,613)
Pre-tax income	2,801	2,110	10,399	7,227
Tax expense	(633)	(472)	(2,316)	(1,605)
Net income	$2,168	$1,638	$8,083	$5,622

NOTE E — DEBT
Summary of debt as of September 30, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$323,000	$—	$323,000	$323,000
SPV Facility	170,000	—	170,000	170,000
July 2026 Notes	500,000	(1,470)	498,530	442,405
May 2024 Notes	450,000	318	450,318	445,406
SBIC Debentures	350,000	(5,761)	344,239	284,128
December 2025 Notes	150,000	(1,165)	148,835	150,781
Total Debt	$1,943,000	$(8,078)	$1,934,922	$1,815,720
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
Summarized interest expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Corporate Facility	$7,157	$6,551	$21,666	$11,249
SPV Facility	3,665	—	10,605	—
July 2026 Notes	3,882	3,882	11,645	11,645
May 2024 Notes	5,714	5,714	17,141	17,141
SBIC Debentures	2,965	2,855	8,435	8,482
December 2025 Notes	3,031	—	8,673	—
December 2022 Notes	—	2,233	—	6,699
Total Interest Expense	$26,414	$21,234	$78,165	$55,216
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of September 30, 2023, the Corporate Facility included total commitments of $995.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of September 30, 2023, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2023, the interest rate on the Corporate Facility was 7.3%. The average interest rate for borrowings under the Corporate Facility was 7.2% and 4.1% for the three months ended September 30, 2023 and 2022, respectively, and 6.9% and 2.9% for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
In November 2022 and December 2022, MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into (i) the SPV Facility with MSCC as collateral manager and (ii) a lender joinder agreement (the “Joinder Agreement”) to the SPV Facility that increased the total number of lenders from three to four lenders and increased the total commitments under the SPV Facility from $240.0 million to $255.0 million, respectively. As of September 30, 2023, the SPV Facility included total commitments of $255.0 million and an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2023, the interest rate on the SPV Facility was 7.9%. The average interest rate for borrowings under the SPV Facility was 7.9% for the three months ended September 30, 2023, and 7.5% for the nine months ended September 30, 2023. As of September 30, 2023, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding balance sheets as of September 30, 2023 and December 31, 2022 are as follows:
Balance Sheets
(dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $321,084 and $314,752 as of September 30, 2023 and December 31, 2022, respectively)	$323,403	$316,507
Cash and cash equivalents	11,555	10,838
Interest and dividend receivable and other assets	3,305	2,828
Accounts receivable to MSCC and its subsidiaries	—	556
Receivable for securities sold	—	369
Deferred financing costs (net of accumulated amortization of $572 and $141 as of September 30, 2023 and December 31, 2022, respectively)	2,423	2,630
Total assets	340,686	333,728
LIABILITIES
SPV Facility	$170,000	$200,000
Accounts payable and other liabilities	7,076	112
Interest payable	1,162	1,272
Total liabilities	178,238	201,384
NET ASSETS
Contributed capital	138,163	126,010
Total undistributed earnings	24,285	6,334
Total net assets	162,448	132,344
Total liabilities and net assets	$340,686	$333,728

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding statement of operations for the three and nine months ended September 30, 2023 are as follows:
Statement of Operations
(dollars in thousands)
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$10,615	$29,205
Total investment income	10,615	29,205
EXPENSES:
Interest	(3,666)	(10,605)
Management Fee to MSCC	(421)	(1,107)
General and administrative	(55)	(105)
Total expenses	(4,142)	(11,817)
NET INVESTMENT INCOME	6,473	17,388
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(1)	563
Total net unrealized appreciation (depreciation)	(1)	563
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,472	$17,951
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
As of September 30, 2023, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2023, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both September 30, 2023 and December 31, 2022. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.0% and 2.9% as of September 30, 2023 and December 31, 2022, respectively. The first principal maturity due under the existing SBIC debentures is in 2024, and the weighted-average remaining duration as of September 30, 2023 was 4.9 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of September 30, 2023, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $171.9 million that was net of unamortized debt issuance costs of $3.1 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.3 million that was net of unamortized debt issuance costs of $2.7 million.
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
As of September 30, 2023, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of Main Street for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Per Share Data:	2023	2022
NAV at the beginning of the period	$26.86	$25.29
Net investment income (1)	3.07	2.31
Net realized gain (loss) (1)(2)	(1.27)	0.05
Net unrealized appreciation (depreciation) (1)(2)	2.06	(0.28)
Income tax benefit (provision) (1)(2)	(0.29)	(0.24)
Net increase in net assets resulting from operations (1)	3.57	1.84
Dividends paid from net investment income	(2.72)	(2.19)
Dividends paid	(2.72)	(2.19)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.58	0.98
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.08	0.08
Other (3)	(0.03)	(0.06)
NAV at the end of the period	$28.33	$25.94
Market value at the end of the period	$40.63	$33.64
Shares outstanding at the end of the period	83,677,488	76,308,830
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
NAV at end of period	$2,370,807	$1,979,420
Average NAV	$2,226,816	$1,876,771
Average outstanding debt	$1,989,900	$1,880,100
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	6.54%	5.92%
Ratio of operating expenses to average NAV (2)(3)	5.49%	4.99%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.98%	2.05%
Ratio of net investment income to average NAV (2)	11.18%	9.03%
Portfolio turnover ratio (2)	11.17%	12.46%
Total investment return (2)(4)	17.72%	(20.81)%
Total return based on change in NAV (2)(5)	13.72%	7.56%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $16.1 million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.23 per share, totaling $57.0 million, or $0.69 per share, for the three months ended September 30, 2023, and $164.9 million, or $2.04 per share, for the nine months ended September 30, 2023, compared to aggregate regular monthly dividends of $48.1 million, or $0.645 per share, for the three months ended September 30, 2022, and $141.2 million, or $1.935 per share, for the nine months ended September 30, 2022. Main Street also paid a supplemental dividend of $23.0 million, or $0.275 per share, during the three months ended September 30, 2023, and $55.3 million, or $0.675 per share, during the nine months ended September 30, 2023, compared to supplemental dividends paid of $7.6 million, or $0.10 per share, during the three months ended September 30, 2022, and $18.5 million, or $0.25 per share, during the nine months ended September 30, 2022.
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$289,366	$135,287
Book-tax difference from share-based compensation expense	(3,771)	(3,456)
Net unrealized (appreciation) depreciation	(167,070)	19,922
Income tax provision	23,353	17,477
Pre-tax book (income) loss not consolidated for tax purposes	31,454	(28,333)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	48,411	24,026
Estimated taxable income (1)	221,743	164,923
Taxable income earned in prior year and carried forward for distribution in current year	49,216	50,834
Taxable income earned prior to period end and carried forward for distribution next period	(68,340)	(71,128)
Dividend payable as of period end and paid in the following period	19,664	16,789
Total distributions accrued or paid to common stockholders	$222,283	$161,418
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
The income tax expense (benefit) for Main Street is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$(5)	$66	$293	$182
State	937	496	2,226	1,110
Excise	324	978	2,144	2,366
Total current tax expense	1,256	1,540	4,663	3,658
Deferred tax expense:
Federal	4,659	125	16,909	10,098
State	678	395	1,781	3,721
Total deferred tax expense	5,337	520	18,690	13,819

Total income tax provision	$6,593	$2,060	$23,353	$17,477
The net deferred tax liability at September 30, 2023 and December 31, 2022 was $66.5 million and $47.8 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At September 30, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2023, Main Street sold 4,186,856 shares of its common stock at a weighted-average price of $39.84 per share and raised $166.8 million of gross proceeds under the ATM Program. Net proceeds were $165.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2023, there were no share sales transactions that had not yet settled. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of September 30, 2023, 6,275,828 shares remained available for sale under the ATM Program.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

During the year ended December 31, 2022, Main Street completed a public equity offering of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by Main Street, of approximately $55.1 million.
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
Summarized DRIP information for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
DRIP participation	$22,791	$16,370
Shares issued for DRIP	574,323	410,415

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2023.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(558,807)
Restricted stock available for issuance as of September 30, 2023	4,441,193
As of September 30, 2023, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(7,525)
Restricted stock available for issuance as of September 30, 2023	292,475
For the three months ended September 30, 2023 and 2022, Main Street recognized total share-based compensation expense of $4.2 million and $3.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2023 and 2022, Main Street recognized total share-based compensation expense of $12.4 million and $10.0 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2022	817,401		$38.78
Granted (1)	551,730		39.43
Vested (1)(2)	(398,914)		39.20
Forfeited	(11,992)		40.47
Non-vested, September 30, 2023	958,225		$40.48
Aggregate intrinsic value as of September 30, 2023 (in thousands)	$38,933	(3)
___________________________
(1)Restricted units generally vest over a three-year period from the grant date (as noted above).
(2)Vested shares included 151,058 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of September 30, 2023 and $40.63 per share, the closing price of our common stock on September 30, 2023.

The total fair value of RSAs that vested during the nine months ended September 30, 2023 and 2022 was $15.6 million and $10.5 million, respectively.
As of September 30, 2023, there was $34.4 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.7 years as of September 30, 2023.
NOTE K — COMMITMENTS AND CONTINGENCIES
At September 30, 2023, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	300
3,300

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	7,172
Freeport Financial SBIC Fund LP	3,841
11,013

Harris Preston Fund Investments
HPEP 4, L.P.	7,204
HPEP 3, L.P.	1,555
HPEP 423 COR, LP	600
2717 MH, L.P.	52
9,411

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	6,526

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	8,949
UnionRock Energy Fund II, LP	1,376
10,325

Total Equity Commitments (1)(2)	$41,325

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

MS Private Loan Fund II, LP	$39,000
Dalton US Inc.	15,259
HEADLANDS OP-CO LLC	10,125
MS Private Loan Fund I, LP	10,000
Power System Solutions	9,255
Xenon Arc, Inc.	8,568
AMEREQUIP LLC.	7,704
AB Centers Acquisition Corporation	7,457
NWN Corporation	7,298
Channel Partners Intermediateco, LLC	7,250
Archer Systems, LLC	7,115
JTI Electrical & Mechanical, LLC	6,737
Insight Borrower Corporation	6,688
Veregy Consolidated, Inc.	5,875
SI East, LLC	5,625
PTL US Bidco, Inc	5,566
Richardson Sales Solutions	4,500
South Coast Terminals Holdings, LLC	4,465
Paragon Healthcare, Inc.	4,327

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
IG Investor, LLC	4,000
NexRev LLC	4,000
Microbe Formulas, LLC	3,601
Eastern Wholesale Fence LLC	3,495
Classic H&G Holdco, LLC	3,440
VVS Holdco, LLC	3,200
Watterson Brands, LLC	3,175
Mako Steel, LP	2,921
Metalforming Holdings, LLC	2,795
Career Team Holdings, LLC	2,700
Engineering Research & Consulting, LLC	2,621
IG Parent Corporation	2,500
Nebraska Vet AcquireCo, LLC	2,500
Superior Rigging & Erecting Co.	2,500
CaseWorthy, Inc.	2,459
Centre Technologies Holdings, LLC	2,400
Winter Services LLC	2,222
GULF PACIFIC ACQUISITION, LLC	2,222
AVEX Aviation Holdings, LLC	2,210
Hawk Ridge Systems, LLC	2,201
ITA Holdings Group, LLC	2,174
Batjer TopCo, LLC	2,070
Cybermedia Technologies, LLC	2,000
Elgin AcquireCo, LLC	1,877
Burning Glass Intermediate Holding Company, Inc.	1,859
Johnson Downie Opco, LLC	1,800
NinjaTrader, LLC	1,750
GRT Rubber Technologies LLC	1,648
RTIC Subsidiary Holdings, LLC	1,644
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Acumera, Inc.	1,598
Pearl Meyer Topco LLC	1,500
Bond Brand Loyalty ULC	1,427
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Evergreen North America Acquisitions, LLC	1,313
Project Eagle Holdings, LLC	1,250
West Star Aviation Acquisition, LLC	1,205
Gamber-Johnson Holdings, LLC	1,200
ATS Operating, LLC	1,080
Bluestem Brands, Inc.	1,043
Infolinks Media Buyco, LLC	1,012

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Imaging Business Machines, L.L.C.	988
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Roof Opco, LLC	778
Adams Publishing Group, LLC	776
RA Outdoors LLC	773
Invincible Boat Company, LLC.	768
Project BarFly, LLC	760
SPAU Holdings, LLC	703
Analytical Systems Keco Holdings, LLC	640
Jensen Jewelers of Idaho, LLC	500
Clad-Rex Steel, LLC	400
Wall Street Prep, Inc.	400
Gulf Publishing Holdings, LLC	400
GS HVAM Intermediate, LLC	318
Inspire Aesthetics Management, LLC	219
AAC Holdings, Inc.	200
Acousti Engineering Company of Florida	53
Jackmont Hospitality, Inc.	33
SIB Holdings, LLC	22
Interface Security Systems, L.L.C	1

Total Loan Commitments	284,020

Total Commitments	$325,345
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2023.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At September 30, 2023, Main Street had a receivable of $9.4 million due from the External Investment Manager, which included (i) $7.2 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.2 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1 — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2022 dividend on such date. In May 2023, Main Street purchased an additional 255,755 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. In August 2023, Main Street purchased an additional 348,542 shares of common stock of MSC Income from MSC Income at the share price at which shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2023 dividend. In September 2023, Main Street purchased an additional 115,385 shares of common stock of MSC Income at a price of $6.50 per share in the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3,500,000 of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of September 30, 2023, Main Street owned 814,379 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of September 30, 2023, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In February 2022, the Private Loan Fund fully repaid all borrowings outstanding under the PL Fund 2021 Note and the PL Fund 2021 Note was extinguished.
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2023, there were no borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of September 30, 2023, Main Street has funded $1.2 million of its limited partner commitment and Main Street’s unfunded commitment was $6.5 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.5% per annum, subject to a 2.0% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2023, there were $11.0 million of borrowings outstanding under the PL Fund II 2023 Note.
In November 2015, Main Street’s Board of Directors approved and adopted the Main Street Capital Corporation Deferred Compensation Plan (the “2015 Deferred Compensation Plan”). The 2015 Deferred Compensation Plan became effective on January 1, 2016. Under the 2015 Deferred Compensation Plan, non-employee directors and certain key employees may defer receipt of some or all of their cash compensation and directors’ fees, subject to certain limitations, and elect to have such deferred compensation or fees notionally invested in one or more investment options available under the 2015 Deferred Compensation Plan, which include phantom Main Street stock units, limited partnership interests in the Private Loan Fund and Private Loan Fund II and various mutual funds. Main Street buys the corresponding investments based on participant elections through a rabbi trust (except for phantom Main Street stock units which are unfunded) and holds the investment pending distribution in cash or in kind on the scheduled distribution date. Individuals participating in the 2015 Deferred Compensation Plan receive distributions of their respective balances based on predetermined payout schedules or other events as defined by the plan. Participants receive distributions in the amount of their deferred compensation plus or minus any gains or losses on the deferred compensation based upon the investment options elected by such participant.
As of September 30, 2023, $18.9 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the 2015 Deferred Compensation Plan. Of this amount, $7.1 million is deferred into phantom Main Street stock units, representing 174,089 shares of Main Street’s common stock. Any amounts deferred under the plan represented by phantom Main Street stock units will not be issued or included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

participant in accordance with the plan, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. The dividend amounts related to additional phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital. In addition, as of September 30, 2023, the Company had $11.8 million of funded investments from deferred compensation in the rabbi trust, including $2.1 million in the Private Loan Fund and $0.8 million in Private Loan Fund II. Funded investments in the rabbi trust are recognized on the Consolidated Balance Sheets as an asset of Main Street (other assets) and as deferred compensation liability (other liabilities).
NOTE M — SUBSEQUENT EVENTS
In October 2023, Main Street expanded its total commitments under the SPV Facility from $255.0 million to $430.0 million in separate transactions with two new lender relationships. The commitment increases were executed under the accordion feature of the SPV Facility.
In October 2023, Main Street declared a supplemental cash dividend of $0.275 per share payable in December 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared for the fourth quarter of 2023 of $0.235 per share for each of October, November and December 2023.
In October 2023, Main Street also declared regular monthly dividends of $0.24 per share for each month of January, February and March of 2024. These regular monthly dividends equal a total of $0.72 per share for the first quarter of 2024, representing a 6.7% increase from the regular monthly dividends paid in the first quarter of 2023. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2023 and first quarter of 2024, Main Street will have paid $39.535 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$4	$(3)	$162	$—	$159
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	569	4,545	61	469	4,137
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,076	—	3,504	1,076	—	4,580
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.44%	L+	10.00%		Secured Debt	(9)	—	(117)	682	5,964	30	489	5,505
					Preferred Member Units	(9)	—	(1,460)	90	7,080	—	1,460	5,620
Café Brazil, LLC					Member Units	(8)	—	(180)	149	2,210	—	180	2,030
California Splendor Holdings LLC	15.50%	SF+	10.00%		Secured Debt	(9)	—	(49)	3,240	28,000	10	49	27,961
					Preferred Member Units	(9)	—	(4,550)	188	25,495	—	4,550	20,945
	15.00%			15.00%	Preferred Member Units	(9)	—	—	454	3,994	454	—	4,448
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	(138)	910	10,440	29	1,817	8,652
	10.00%				Secured Debt	(5)	—	—	78	1,039	1	27	1,013
					Member Units	(5)	—	(2,640)	275	8,220	—	2,640	5,580
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.					Secured Debt (12)	(8)	—	11	8	—	—	—	—
	12.50%				Secured Debt	(8)	—	35	2,029	—	46,311	2,755	43,556
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	10,970	2,610	58,180	10,970	—	69,150
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	(7)	533	5,241	7	1,379	3,869
					Preferred Member Units	(9)	—	(4,400)	316	19,830	—	4,400	15,430
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	2,020	—	28,734	—	28,734
					Preferred Member Units	(6)	—	—	—	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	30	223	808	495	536
	10.00%				Secured Debt	(8)	—	(85)	761	7,789	116	288	7,617
					Preferred Member Units	(8)	—	(2,430)	—	2,670	—	2,430	240
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(22)	36	—	1,297	22	1,275
	14.00%				Secured Debt	(9)	—	(47)	2,778	27,267	47	1,361	25,953
					Preferred Stock	(9)	—	(850)	171	22,220	—	850	21,370
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	7	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	1,736	18,594	29	—	18,623
	9.00%				Secured Debt	(5)	—	—	430	6,294	2	33	6,263
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(99)	5,185	64,078	99	7,699	56,478

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Member Units	(5)	—	30,720	4,963	50,890	30,720	—	81,610
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	5	113	670	1,032	—	1,702
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(35)	4,022	40,493	35	35	40,493
					Member Units	(8)	—	—	126	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	227	2,284	—	—	2,284
					Preferred Equity	(8)	—	(980)	—	3,780	—	980	2,800
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	91	—	763	800	(37)
	13.00%				Secured Debt	(6)	—	—	2,168	—	37,352	—	37,352
					Common Equity	(6)	—	—	—	—	15,096	696	14,400
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(790)	—	—	18,300	790	17,510
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	(5)	278	2,450	5	455	2,000
					Member Units	(9)	—	(2,550)	983	14,970	—	2,550	12,420
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	2,033	20,374	198	800	19,772
	9.00%				Secured Debt	(5)	—	—	262	3,842	1	29	3,814
					Preferred Equity	(5)	—	1,610	—	7,220	1,610	—	8,830
					Member Units	(5)	—	10	91	2,850	10	—	2,860
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
					Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	8	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	2,305	23,576	35	—	23,611
	8.00%			8.00%	Preferred Equity	(7)	—	237	148	6,010	354	—	6,364
					Common Stock	(7)	—	(137)	821	1,537	—	137	1,400
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,229	581	4,548	1,229	675	5,102
					Preferred Member Units	(5)	—	330	—	—	330	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	23,201	8,085	122,930	23,201	—	146,131
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	436	5,746	—	—	5,746
					Common Stock	(6)	—	4,320	3,142	22,830	4,320	—	27,150
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(37)	1,400	15,750	37	2,287	13,500
					Preferred Member Units	(8)	—	9,820	2,025	22,810	9,820	—	32,630
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	13.98%	SF+	8.75%		Secured Debt	(8)	—	(51)	2,101	21,655	51	1,416	20,290
					Common Stock	(8)	—	(1,080)	—	18,950	—	1,080	17,870
					Common Stock	(8)	—	(163)	—	238	—	163	75
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	599	5,806	17	—	5,823
					Preferred Member Units	(8)	—	(1,790)	572	12,420	—	1,790	10,630
					Common Stock	(8)	—	(80)	—	590	—	80	510
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	24	(35)	6	—	(29)
	12.50%				Secured Debt	(9)	—	(611)	3,379	35,404	61	1,736	33,729
					Preferred Equity	(9)	—	(12,090)	—	14,880	—	12,090	2,790
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	5	—	2	2	—
	12.00%				Secured Debt	(7)	—	(14)	734	7,920	14	14	7,920
					Common Stock	(7)	—	5,600	87	7,800	5,600	—	13,400
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	107	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,396)	—	—	11,446	2,096	9,350
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	41	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	49	945	—	—	945
	14.00%				Secured Debt	(8)	—	(304)	292	2,676	—	304	2,372
					Preferred Member Units	(8)	—	(240)	—	240	—	240	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	2,222	(1,106)	141	7,552	2,796	4,452	5,896
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	40	400	—	—	400
	13.00%				Secured Debt	(8)	—	(53)	163	1,649	1	53	1,597
					Member Units	(8)	—	(700)	—	800	—	700	100
					Preferred Member Units	(8)	—	88	—	—	250	—	250
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(414)	—	634	188	414	408
	5.00%				Secured Debt	(9)	—	(417)	—	1,005	—	417	588
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	45	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	280	3,040
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	6	1	(8)	8	—	—
	10.00%				Secured Debt (12)	(8)	—	—	11	—	630	—	630
	10.00%				Secured Debt	(8)	—	73	859	10,933	93	451	10,575
					Preferred Stock	(8)	—	2,055	630	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	14.52%	SF+	9.15%		Secured Debt	(9)	—	(106)	10,599	99,194	106	2,084	97,216
	8.00%				Class B Preferred Member Units	(9)	—	(300)	2,920	31,420	—	300	31,120
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	869	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	99	1,000	—	—	1,000

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
					Warrants	(6)	—	46	—	1,828	46	—	1,874
					Warrants	(6)	—	64	—	2,512	64	—	2,576
CBT Nuggets, LLC					Member Units	(9)	—	1,838	2,059	49,002	1,838	—	50,840
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	9	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	70	1,657	14,954	2,620	—	17,574
					Preferred Member Units	(8)	—	1,700	90	8,700	1,700	—	10,400
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	140	21	—	—	—	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(7)	1,655	16,945	7	545	16,407
					Member Units	(8)	—	3,010	2,792	22,920	3,010	—	25,930
					Member Units	(8)	—	260	69	2,710	260	—	2,970
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(26)	452	5,694	26	26	5,694
					Preferred Member Units	(5)	—	670	666	13,340	670	—	14,010
Colonial Electric Company LLC					Secured Debt	(6)	—	—	50	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(500)	2,105	23,151	42	1,446	21,747
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	(1,179)	9,160	—	1,480	7,680
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	38	588	—	—	588
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(67)	1,735	15,523	—	845	14,678
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Garreco, LLC	12.00%	SF+	10.00%		Secured Debt	(8)	—	—	315	3,826	—	738	3,088
					Member Units	(8)	—	(220)	25	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	1,980	2,533	6,790	1,980	—	8,770
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	990	—	3,280	990	—	4,270
Johnson Downie Opco, LLC		SF+	11.50%		Secured Debt (12)	(8)	—	(3)	10	—	3	3	—
	16.98%	SF+	11.50%		Secured Debt	(8)	—	(19)	1,247	9,999	19	661	9,357
					Preferred Equity	(8)	—	2,120	253	5,540	2,120	—	7,660
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,373	25,432	38	—	25,470
					Preferred Equity	(9)	—	—	704	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	44	444	—	6,000	900	5,100
					Member Units	(5)	—	2,800	7,696	15,570	2,800	—	18,370
MS Private Loan Fund I, LP					Secured Debt (12)	(8)	—	—	19	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests (12)	(8)	—	(306)	1,240	14,833	—	306	14,527
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	72	—	10,848	—	10,848
					LP Interests (12)	(8)	—	—	—	—	1,152	—	1,152
MSC Income Fund, Inc.					Common Equity	(8)	—	61	93	753	5,561	—	6,314
NAPCO Precast, LLC					Member Units	(8)	—	330	(189)	11,830	330	—	12,160
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	7	—	—	—	—
	12.00%				Secured Debt	(5)	—	14	2,104	20,094	5,700	—	25,794
	12.00%				Secured Debt	(5)	—	(16)	972	10,500	16	16	10,500
					Preferred Member Units	(5)	—	6,730	591	7,700	6,730	—	14,430
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	2,857	880	8,477	2,914	1,653	9,738

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Preferred Member Units	(8)	—	5,240	171	1,110	5,240	—	6,350
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	189	2,080	—	—	2,080
					Member Units	(5)	—	(2,265)	36	4,615	—	2,265	2,350
					Member Units	(5)	—	(86)	(2)	175	—	85	90
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	364	4,399	—	800	3,599
	12.00%				Secured Debt	(5)	—	—	1,687	18,414	9	—	18,423
					Preferred Member Units	(5)	—	1,200	—	8,040	1,200	—	9,240
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	127	2,822	23,429	171	1,400	22,200
					Preferred Stock	(5)	—	5,300	909	11,750	5,300	—	17,050
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	4	256	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	45	986	—	17,500	—	17,500
	12.00%				Secured Debt	(6)	—	(50)	2,586	28,681	50	1,050	27,681
					Preferred Equity	(6)	—	830	9,215	43,260	830	—	44,090
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(58)	167	1,840	—	58	1,782
	12.00%				Secured Debt	(9)	—	(404)	1,392	15,120	8	404	14,724
					Preferred Member Units	(9)	—	(4,080)	—	7,681	—	4,080	3,601
					Preferred Member Units	(9)	—	178	—	—	603	—	603
					Preferred Member Units	(9)	—	720	—	—	1,200	—	1,200
Televerde, LLC					Member Units	(8)	—	(309)	592	5,408	—	309	5,099
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	—	1,051	—	1,051
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	23	(21)	17	—	(4)
	11.50%				Secured Debt	(5)	—	—	2,625	30,161	60	2,200	28,021
					Preferred Equity	(5)	—	(100)	215	11,940	—	100	11,840
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(50,532)	$122,779	$145,485	$1,703,172	$419,339	$210,406	$1,927,019
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$—	$750	$—	$750
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(20)	46	—	394	15	379
	18.00%			18.00%	Secured Debt	(7)	—	(671)	1,739	11,550	1,739	671	12,618
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
					Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	16.44%	L+	11.00%		Unsecured Debt	(8)	—	—	96	800	—	200	600
	16.44%	L+	11.00%		Unsecured Debt	(8)	—	116	484	2,086	116	—	2,202
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%			15.00%	Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	24	320	—	—	320
					Member Units	(6)	—	(840)	61	2,970	—	840	2,130
Buca C, LLC	12.00%				Secured Debt	(7)	—	292	1,659	12,337	292	375	12,254
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	18	(9)	439	451	(21)
	12.50%				Secured Debt	(6)	—	—	1,950	20,090	31	90	20,031
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.50%	SF+	6.00%		Secured Debt (12)	(6)	—	—	397	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(32)	1,201	19,274	32	32	19,274
					Preferred Member Units	(6)	—	(8,639)	5,259	24,637	—	8,637	16,000
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	87	345	7,657	87	3,318	4,426
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(32)	1,896	21,200	32	1,232	20,000
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	754	(388)	—	9,127	759	1,292	8,594
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	(173)	—	2,898	241	460	2,679
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	16	—	68	1,013	16	56	973
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	10,320	2,478	17,580	10,320	—	27,900
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	14	—	3,483	14	—	3,497
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	446	5,848	—	975	4,873
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(22)	763	11,345	22	822	10,545
					Preferred Member Units	(5)	—	3,240	328	7,140	3,240	—	10,380
Hawk Ridge Systems, LLC	11.65%	SF+	6.00%		Secured Debt (12)	(9)	—	(1)	234	3,185	4,581	5,967	1,799
	12.50%				Secured Debt	(9)	—	10	3,636	37,800	7,456	—	45,256
					Preferred Member Units	(9)	—	—	196	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(120)	182	3,000	—	120	2,880

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Member Units	(8)	—	1,240	51	2,400	1,240	—	3,640
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	464	—	2,796
					LP Interests (423 COR, L.P.) (12)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	259	1,725	11,758	1,459	—	13,217
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	1,391	—	17,843	225	17,618
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Integral Energy Services	13.01%	SF+	7.50%		Secured Debt	(8)	—	(750)	1,578	15,769	50	750	15,069
					Common Stock	(8)	—	(990)	32	1,280	—	990	290
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	465	4,500	5	20	4,485
	13.50%				Secured Debt	(5)	—	—	323	3,130	4	14	3,120
	13.50%				Secured Debt	(5)	—	—	908	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	2,021	19,559	25	88	19,496
	13.50%				Secured Debt	(5)	—	—	1,298	—	10,887	438	10,449
					Common Stock	(5)	—	74	—	1,798	1,032	—	2,830
ITA Holdings Group, LLC		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	16	—	—	11	(11)
		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	2	—	—	9	(9)
	15.40%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	321	—	3,341	—	3,341
	17.40%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	345	—	3,341	—	3,341
					Warrants	(8)	—	—	—	—	2,091	—	2,091
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(196)	—	569	—	197	372
	12.00%			12.00%	Secured Debt	(8)	—	(200)	—	580	—	200	380
	12.00%			12.00%	Secured Debt	(8)	—	(431)	—	1,249	—	431	818
	12.00%			12.00%	Secured Debt	(8)	—	(900)	—	2,606	—	900	1,706
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(7)	—	(61)	681	5,559	9	141	5,427
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	18	23	—	1,875	—	1,875
	12.49%				Secured Debt	(7)	—	255	2,324	—	54,536	—	54,536
					Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	3,583	1,043	13,650	3,890	—	17,540
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(36)	1,451	13,840	36	1,716	12,160
					Common Stock	(6)	—	460	—	1,530	460	—	1,990
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	(2)	(114)	329	4,556	222	8	4,770

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Preferred Equity	(6)	—	120	—	—	120	—	120
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,924	21,378	38	1,000	20,416
					Preferred Member Units	(7)	—	1,440	—	4,500	1,440	—	5,940
The Affiliati Network, LLC					Secured Debt	(9)	—	—	16	106	1,963	2,080	(11)
	13.00%				Secured Debt	(9)	—	(129)	906	9,442	27	1,730	7,739
					Preferred Stock	(9)	—	—	107	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	—	172	—	172
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(964)	25	5,855	531	1,251	5,135
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	206	248	4,592	—	548	4,044
	15.00%			15.00%	Secured Convertible Debt	(6)	(223)	1,174	30	—	2,206	223	1,983
		SF+	7.50%		Secured Debt	(6)	—	22	(2)	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	282	1,712	112	1,824	—
	20.00%			20.00%	Preferred Stock	(6)	—	(341)	341	2,833	341	341	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,986	—	1,991	1,986	—	3,977
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	—	220
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,440	14,140	29	879	13,290
					Preferred Equity	(7)	—	—	226	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(16,495)	$26,859	$53,722	$618,359	$191,033	$228,536	$565,942
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
September 30, 2023
(dollars in thousands)
(unaudited)
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $470,009. This represented 24.4% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $78,619. This represented 13.9% of net assets as of September 30, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $285,716. This represented 14.8% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $98,671. This represented 17.4% of net assets as of September 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $53,155. This represented 2.8% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $176,508. This represented 31.2% of net assets as of September 30, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $691,921. This represented 35.9% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $77,756. This represented 13.7% of net assets as of September 30, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $426,218. This represented 22.1% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $134,388. This represented 23.7% of net assets as of September 30, 2023.
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
(12)Investment has an unfunded commitment as of September 30, 2023 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	$—	$—	$4	$(4)	$1	$—	$(3)
	12.63%	L+	10.00%		Secured Debt	(8)	—	—	506	4,740	65	210	4,595
	12.63%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,050)	—	4,894	—	1,050	3,844
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	12.56%	L+	10.00%		Secured Debt	(9)	—	—	649	8,037	19	1,972	6,084
					Preferred Member Units	(9)	—	(2,040)	795	7,710	—	2,040	5,670
Café Brazil, LLC					Member Units	(8)	—	(200)	178	2,570	—	200	2,370
California Splendor Holdings LLC	12.38%	L+	10.00%		Secured Debt	(9)	—	52	2,467	27,915	85	—	28,000
					Preferred Member Units	(9)	—	7,750	188	13,275	7,750	—	21,025
	15.00%			15.00%	Preferred Member Units	(9)	—	—	792	9,510	792	6,449	3,853
Clad-Rex Steel, LLC	12.13%	L+	9.50%		Secured Debt	(5)	—	—	898	10,401	29	—	10,430
	10.00%				Secured Debt	(5)	—	—	81	1,071	—	24	1,047
					Member Units	(5)	—	(760)	595	10,250	—	760	9,490
					Member Units	(5)	—	80	—	530	80	—	610
CMS Minerals Investments					Member Units	(9)	—	331	150	1,974	331	415	1,890
Cody Pools, Inc.		L+	10.50%		Secured Debt	(8)	—	—	84	(13)	2,866	2,864	(11)
	13.63%	L+	10.50%		Secured Debt	(8)	—	(66)	4,044	42,497	66	1,338	41,225
					Preferred Member Units	(8)	—	9,570	3,710	47,640	9,570	—	57,210
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	11.63%	L+	9.00%		Secured Debt	(9)	—	(13)	468	6,477	13	1,140	5,350
					Preferred Member Units	(9)	—	6,570	474	12,000	6,570	—	18,570
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	—	223	—	223
	7.50%				Secured Debt	(8)	—	160	624	7,668	284	203	7,749
					Preferred Member Units	(8)	—	60	72	2,610	60	—	2,670
Direct Marketing Solutions, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	14	102	(22)	4,272	850	3,400
	13.63%	L+	11.00%		Secured Debt	(9)	—	(53)	2,322	24,070	53	1,073	23,050
					Preferred Stock	(9)	—	3,870	1,029	18,350	3,870	—	22,220
Gamber-Johnson Holdings, LLC	10.63%	L+	8.00%		Secured Debt	(5)	—	—	5	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(5)	—	(4)	1,722	21,598	2,484	4	24,078
					Member Units	(5)	—	(3,230)	715	49,700	—	3,230	46,470
GRT Rubber Technologies LLC	10.56%	L+	8.00%		Secured Debt	(8)	—	(21)	2,756	38,885	1,629	21	40,493
					Member Units	(8)	—	—	2,483	46,190	—	—	46,190
Jensen Jewelers of Idaho, LLC	12.25%	P+	6.75%		Secured Debt	(9)	—	(6)	207	2,550	6	106	2,450
					Member Units	(9)	—	2,550	1,996	12,420	2,550	—	14,970
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	1,818	20,324	37	—	20,361
	9.00%				Secured Debt	(5)	—	—	265	3,876	1	26	3,851
					Member Units	(5)	—	(3,060)	—	12,310	—	3,060	9,250
					Member Units	(5)	—	—	84	2,460	—	—	2,460
Market Force Information, LLC	13.38%	L+	11.00%		Secured Debt	(9)	—	—	374	3,400	1,600	—	5,000
	12.00%			12.00%	Secured Debt	(9)	—	(6,065)	—	8,936	—	6,065	2,871
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(1,220)	795	5,934	9	3,234	2,709

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	(27,910)	5,620	140,400	—	27,910	112,490
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	(1)	460	6,378	1	633	5,746
					Common Stock	(6)	—	11,860	2,860	8,840	11,860	—	20,700
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(41)	1,625	18,000	41	1,791	16,250
					Preferred Member Units	(8)	—	470	1,676	20,210	470	—	20,680
PPL RVs, Inc.		L+	7.00%		Secured Debt	(8)	—	—	79	727	1,264	2,000	(9)
	8.75%	L+	7.00%		Secured Debt	(8)	—	239	1,155	11,655	8,000	—	19,655
					Common Stock	(8)	—	5,150	908	14,360	5,150	—	19,510
					Common Stock	(8)	—	—	—	—	157	—	157
Principle Environmental, LLC					Secured Debt	(8)	—	—	104	1,465	9	1,474	—
	13.00%				Secured Debt	(8)	—	—	602	5,808	18	26	5,800
					Preferred Member Units	(8)	—	1,070	656	11,160	1,070	—	12,230
					Common Stock	(8)	—	80	—	710	80	—	790
Quality Lease Service, LLC					Member Units	(7)	—	76	—	2,148	76	1,599	625
Robbins Bros. Jewelry, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	—	24	(44)	6	—	(38)
	13.63%	L+	11.00%		Secured Debt	(9)	—	—	3,465	36,000	59	450	35,609
					Preferred Equity	(9)	—	4,140	558	11,070	4,140	—	15,210
Trantech Radiator Topco, LLC	8.00%				Secured Debt	(7)	—	—	5	(8)	3	—	(5)
	12.00%				Secured Debt	(7)	—	(17)	785	8,720	17	417	8,320
					Common Stock	(7)	—	(1,240)	87	8,660	—	1,240	7,420
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	57	625	—	175	450
	6.50%				Secured Debt	(8)	—	—	49	1,000	—	—	1,000
	14.00%				Secured Debt	(8)	—	(74)	292	2,750	—	74	2,676
					Preferred Member Units	(8)	—	(940)	—	2,130	—	940	1,190
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments							—	—	—	—	—	—	—
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	1,979	—	3,971	3,171	—	7,142
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	244	—	244
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	24	200	130	30	300
	13.00%				Secured Debt	(8)	—	—	211	1,636	12	—	1,648
					Member Units	(8)	—	80	—	720	80	—	800
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(411)	—	1,088	147	435	800
	5.00%				Secured Debt	(9)	—	(576)	—	1,917	—	619	1,298
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	38	710	1	—	711
					Member Units	(5)	—	1,390	—	1,930	1,390	—	3,320
Batjer TopCo, LLC					Secured Debt	(8)	—	—	4	—	451	459	(8)
	11.00%				Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	—	824	—	10,927	—	10,927

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
					Preferred Stock	(8)	—	—	—	—	4,095	—	4,095
Bolder Panther Group, LLC		L+	8.00%		Secured Debt	(9)	—	—	19	—	—	—	—
	12.63%	L+	10.00%		Secured Debt	(9)	—	266	5,780	39,000	60,194	—	99,194
	8.00%				Class B Preferred Member Units	(9)	—	3,840	558	23,170	3,840	—	27,010
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	869	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	99	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
					Warrants	(6)	—	83	—	1,712	83	—	1,795
					Warrants	(6)	—	117	—	2,348	117	—	2,465
CBT Nuggets, LLC					Member Units	(9)	—	(2,370)	2,471	50,620	—	2,370	48,250
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	25	—	1,440	1,440	—
	11.63%	L+	9.00%		Secured Debt	(8)	—	507	1,271	8,864	6,470	387	14,947
					Preferred Member Units	(8)	—	2,038	90	5,840	2,320	—	8,160
Chamberlin Holding LLC	8.63%	L+	6.00%		Secured Debt	(8)	—	—	6	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(8)	—	(51)	1,314	17,817	51	402	17,466
					Member Units	(8)	—	(1,810)	1,335	24,140	—	1,810	22,330
					Member Units	(8)	—	—	55	1,540	451	—	1,991
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(36)	461	5,694	36	36	5,694
					Preferred Member Units	(5)	—	(780)	425	13,990	—	780	13,210
Colonial Electric Company LLC					Secured Debt	(6)	—	—	46	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	—	2,224	24,351	45	945	23,451
					Preferred Member Units	(6)	—	80	1,287	9,130	80	—	9,210
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Digital Products Holdings LLC	12.63%	L+	10.00%		Secured Debt	(5)	—	—	1,436	16,801	33	990	15,844
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Flame King Holdings, LLC	9.25%	L+	6.50%		Secured Debt	(9)	—	64	464	6,324	1,276	—	7,600
	13.75%	L+	11.00%		Secured Debt	(9)	—	173	2,035	20,996	204	—	21,200
					Preferred Equity	(9)	—	3,440	909	10,400	3,440	—	13,840
Garreco, LLC	9.50%	L+	8.00%		Secured Debt	(8)	—	—	290	4,196	—	370	3,826
					Member Units	(8)	—	(280)	321	2,270	—	280	1,990
Gulf Manufacturing, LLC					Member Units	(8)	—	170	1,365	5,640	170	—	5,810
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	7	257	—	257	—
					Secured Debt	(8)	(5,822)	3,848	503	9,717	—	9,717	—
	12.50%				Secured Debt	(8)	—	(116)	—	—	2,400	116	2,284
					Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	(1,680)	—	—	5,600	1,680	3,920
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(250)	—	3,530	—	250	3,280
Johnson Downie Opco, LLC	14.13%	L+	11.50%		Secured Debt	(8)	—	—	10	(18)	3	—	(15)
	14.13%	L+	11.50%		Secured Debt	(8)	—	84	1,109	11,362	114	1,477	9,999
					Preferred Equity	(8)	—	2,730	808	3,150	2,730	—	5,880
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,881	—	25,419	—	25,419
					Common Stock	(9)	—	—	468	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	770	1,007	13,620	770	—	14,390

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
MS Private Loan Fund					LP Interests	(8)	—	20	437	2,581	11,770	—	14,351
MSC Income Fund, Inc.					Common Equity	(8)	—	11	15	—	761	—	761
NAPCO Precast, LLC					Member Units	(8)	—	(2,380)	4	13,560	—	2,380	11,180
Nebraska Vet AcquireCo, LLC	8.71%	L+	7.00%		Secured Debt	(5)	—	—	7	—	—	—	—
	12.00%				Secured Debt	(5)	—	121	1,146	4,829	13,452	—	18,281
	12.00%				Secured Debt	(5)	—	71	972	10,412	88	—	10,500
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC	11.00%				Secured Debt	(8)	—	—	26	800	—	640	160
	11.00%				Secured Debt	(8)	—	(928)	1,560	13,245	—	4,192	9,053
					Preferred Member Units	(8)	—	(2,913)	60	2,690	1,333	2,913	1,110
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	189	2,080	—	—	2,080
					Member Units	(5)	—	(1,585)	449	6,200	—	1,585	4,615
					Member Units	(5)	—	(65)	13	240	—	65	175
NuStep, LLC	9.13%	L+	6.50%		Secured Debt	(5)	—	—	208	1,720	2,679	—	4,399
	12.00%				Secured Debt	(5)	—	(4)	1,612	17,240	1,175	4	18,411
					Preferred Member Units	(5)	—	(3,300)	—	13,500	—	3,300	10,200
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	16	175	—	175	—
	13.63%	L+	11.00%		Secured Debt	(5)	—	—	2,305	23,976	41	600	23,417
					Preferred Stock	(5)	—	—	579	10,000	—	—	10,000
Pearl Meyer Topco LLC					Secured Debt	(6)	—	—	24	—	1,500	1,500	—
	12.00%				Secured Debt	(6)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(6)	—	(76)	2,819	32,674	76	4,069	28,681
					Member Units	(6)	—	14,850	5,754	26,970	14,850	—	41,820
River Aggregates, LLC					Member Units	(8)	—	180	—	3,280	180	—	3,460
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	158	1,040	800	—	1,840
	12.00%				Secured Debt	(9)	—	(71)	1,431	15,141	47	71	15,117
					Preferred Member Units	(9)	—	(1,933)	—	8,579	488	1,930	7,137
Televerde, LLC					Member Units	(8)	—	(2,076)	—	7,280	—	2,076	5,204
					Preferred Stock	(8)	—	1,076	—	—	1,794	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	144	3,000	—	—	3,000
VVS Holdco LLC	8.63%	L+	6.00%		Secured Debt	(5)	—	—	45	1,169	805	1,201	773
	11.50%				Secured Debt	(5)	—	—	2,697	30,100	46	—	30,146
					Preferred Equity	(5)	—	240	300	11,840	238	—	12,078
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	985	41,748	—	—	—
Total Control investments							$(5,822)	$20,618	$110,751	$1,489,257	$280,134	$128,214	$1,599,429
Affiliate Investments
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt	(7)	$—	$143	$1,492	$9,794	$1,182	$—	$10,976
					Common Stock	(7)	—	(2,004)	—	2,079	—	2,004	75
					Warrants	(7)	—	(1,865)	—	1,940	—	1,865	75
AFG Capital Group, LLC					Preferred Member Units	(8)	—	—	2	144	—	144	—
					Preferred Member Units	(8)	—	1,040	200	7,740	1,040	—	8,780
ATX Networks Corp.	11.14%	L+	7.50%		Secured Debt	(6)	—	403	562	7,092	631	1,016	6,707

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
	10.00%			10.00%	Unsecured Debt	(6)	—	260	242	1,963	502	—	2,465
					Common Stock	(6)	—	—	—	—	—	—	—
BBB Tank Services, LLC	13.56%	L+	11.00%		Unsecured Debt	(8)	—	—	75	800	—	—	800
	13.56%	L+	11.00%		Unsecured Debt	(8)	—	(209)	377	1,707	—	209	1,498
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%			15.00%	Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	24	320	—	—	320
					Member Units	(6)	—	(1,510)	73	4,830	—	1,510	3,320
Buca C, LLC	9.00%				Secured Debt	(7)	—	1,604	1,488	14,370	1,602	1,966	14,006
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	8.63%	L+	6.00%		Secured Debt	(6)	—	—	5	—	—	—	—
	12.50%				Secured Debt	(6)	—	—	1,950	20,050	30	—	20,080
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	510	—	460	510	—	970
Classic H&G Holdings, LLC	8.38%	L+	6.00%		Secured Debt	(6)	—	—	455	4,000	11,720	7,960	7,760
	8.00%				Secured Debt	(6)	—	(32)	1,201	19,274	32	32	19,274
					Preferred Member Units	(6)	—	8,530	1,294	15,260	8,530	—	23,790
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(63)	427	9,959	—	2,105	7,854
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	175	1,961	20,993	207	—	21,200
					Preferred Equity	(7)	—	1,316	—	5,944	1,316	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(1,147)	—	10,329	—	1,147	9,182
					LP Interests (Dos Rios Partners, LP)	(8)	—	(364)	—	3,280	—	364	2,916
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(290)	—	640	—	290	350
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11	—	46	547	1,093	170	1,470
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(52)	2	6,078	—	1,962	4,116
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	309	7,231	—	1,056	6,175
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(25)	969	12,545	25	825	11,745
					Preferred Member Units	(5)	—	150	417	6,990	150	—	7,140
Hawk Ridge Systems, LLC	8.38%	L+	6.00%		Secured Debt	(9)	—	—	150	2,585	597	—	3,182
	8.00%				Secured Debt	(9)	—	(4)	2,145	34,800	3,004	4	37,800
					Preferred Member Units	(9)	—	4,400	803	14,680	4,400	—	19,080
					Preferred Member Units	(9)	—	230	—	770	230	—	1,000
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(210)	182	2,960	—	210	2,750
					Member Units	(8)	—	(990)	17	3,210	—	990	2,220
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(80)	4,712	1,033	1,414	4,331
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	—	1,896	—	1,896
					LP Interests (423 COR, LP)	(8)	—	—	—	—	1,400	—	1,400

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(1,880)	1,499	14,387	—	1,880	12,507
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	443	4,557	7	—	4,564
	12.50%				Secured Debt	(5)	—	—	308	3,170	4	—	3,174
	12.50%				Secured Debt	(5)	—	—	848	8,944	—	—	8,944
	12.50%				Secured Debt	(5)	—	—	1,926	19,805	30	—	19,835
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC					Preferred Member Units (non-voting)	(8)	—	—	9	107	10	117	—
					Member Units	(8)	617	(541)	224	2,560	617	3,177	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(273)	28	935	28	273	690
	12.00%			12.00%	Secured Debt	(8)	—	(280)	29	954	29	280	703
	12.00%			12.00%	Secured Debt	(8)	—	(602)	62	2,055	62	602	1,515
	12.00%			12.00%	Secured Debt	(8)	—	(1,255)	129	4,285	130	1,255	3,160
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	192	5	—	197
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC	13.56%	L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	13.56%	L+	11.00%		Secured Debt	(7)	—	—	536	5,547	9	—	5,556
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Quality Lease Service, LLC	12.00%				Secured Debt	(8)	(67)	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC	10.25%				Secured Debt	(7)	—	—	195	2,250	3,750	3,750	2,250
	10.25%				Secured Debt	(7)	—	—	6,068	63,600	31,125	1,489	93,236
					Preferred Member Units	(7)	—	3,380	568	11,570	3,380	—	14,950
Slick Innovations, LLC	11.00%				Secured Debt	(6)	—	(41)	481	5,320	41	1,121	4,240
					Common Stock	(6)	—	130	—	1,510	130	—	1,640
					Warrants	(6)	—	40	—	400	40	—	440
Sonic Systems International, LLC	9.75%	L+	7.50%		Secured Debt	(8)	—	102	966	11,757	3,856	—	15,613
					Common Stock	(8)	—	64	32	1,070	350	—	1,420
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,991	21,332	35	—	21,367
					Preferred Member Units	(7)	—	—	—	4,500	—	—	4,500
The Affiliati Network, LLC					Secured Debt	(9)	—	—	28	262	3,523	3,800	(15)
	13.00%				Secured Debt	(9)	—	—	1,166	12,834	35	1,720	11,149
					Preferred Stock	(9)	—	—	339	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	(64)	194	6,123	1,880	2,649	5,354
UniTek Global Services, Inc.	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	3	29	371	9	—	380
	10.76%	SF+	5.50%	2.00%	Secured Debt	(6)	—	26	146	1,852	61	212	1,701
	15.00%			15.00%	Secured Convertible Debt	(6)	—	782	167	2,375	1,896	—	4,271
	20.00%			20.00%	Preferred Stock	(6)	—	(280)	280	2,832	281	280	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	153	—	1,498	153	—	1,651
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Volusion, LLC	11.50%				Secured Debt	(8)	—	(104)	1,490	17,434	—	804	16,630
	8.00%				Unsecured Convertible Debt	(8)	—	—	24	409	—	—	409
					Preferred Member Units	(8)	—	(5,989)	—	5,990	—	5,990	—
					Warrants	(8)	—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	139	1,302	32,597	—	—	—
Total Affiliate investments							$1,340	$3,703	$38,300	$549,214	$92,606	$56,642	$552,581
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by us or, to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with the private equity sponsor in the equity securities of our Private Loan portfolio companies.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.4% for each of the trailing twelve months ended September 30, 2023 and 2022, and for the year ended December 31, 2022. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.3% for the trailing twelve months ended September 30, 2023 and 2022, respectively, and 3.3% for the year ended December 31, 2022. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Additionally, the External Investment Manager has entered into investment management agreements with MS Private Loan Fund I, LP (the “Private Loan Fund”) and MS Private Loan Fund II, LP (the “Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. The total contribution to our net investment income was $7.6 million and $5.0 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, the External Investment Manager earned base management fee income of $5.7 million and $5.5 million, respectively. The External Investment Manager earned incentive fee income of $2.6 million during the three months ended September 30, 2023. During the three months ended September 30, 2022, no incentive fee income was earned. The External Investment Manager earned administrative services fee income of $0.2 million during each of the three months ended September 30, 2023 and 2022. Our total expenses are net of expenses allocated to the External Investment Manager for the three months ended September 30, 2023 and 2022 of $5.4 million and $3.3 million, respectively. The total contribution to our net investment income was $24.2 million and $15.2 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the External Investment Manager earned base management fee income of $16.7 million and $16.3 million, respectively. The External Investment Manager earned incentive fee income of $9.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, incentive fee income earned by the External Investment Manager was not significant. The External Investment Manager earned administrative services fee income of $0.5 million during each of the nine months ended September 30, 2023 and 2022. Our total expenses are net of expenses allocated to the External Investment Manager for the nine months ended September 30, 2023 and 2022 of $16.1 million and $9.6 million, respectively.
We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other funds and clients advised by the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, the Private Loan Fund, the Private Loan Fund II and other funds and clients advised by the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from funds and clients advised by the External Investment Manager, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other participating funds and clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.

INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below).

	As of September 30, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	79	89	27
Fair value	$2,190.4	$1,544.0	$290.6
Cost	$1,716.9	$1,577.5	$343.3
Debt investments as a % of portfolio (at cost)	71.9%	96.2%	92.7%
Equity investments as a % of portfolio (at cost)	28.1%	3.8%	7.3%
% of debt investments at cost secured by first priority lien	99.2%	99.5%	99.2%
Weighted-average annual effective yield (b)	12.9%	12.9%	12.3%
Average EBITDA (c)	$8.2	$28.8	$65.7
____________________
(a)At September 30, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of September 30, 2023 including debt investments on non-accrual status was 12.8% for our LMM portfolio, 12.2% for our Private Loan portfolio and 10.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-

accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2022 including debt investments on non-accrual status was 11.6% for our LMM portfolio, 11.2% for our Private Loan portfolio and 10.3% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2023 and 2022, we achieved an annualized total return on investments of 16.0% and 10.5%, respectively. For each of the nine months ended September 30, 2023 and 2022, we achieved an annualized total return on investments of 15.4% and 9.6%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 11.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $123.6 million in fair value and $132.2 million in cost basis and which comprised 2.9% and 3.5% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2023, this investment had a fair value of $146.1 million and a cost basis of $29.5 million, which comprised 3.4% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 96% and 97%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2023 and 2022, (i) 1.9% and 1.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2023 and 2022, (i) 2.0% and 1.3%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.5%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	September 30, 2023	December 31, 2022
First lien debt	83.9%	85.0%
Equity	15.4	14.2
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	September 30, 2023	December 31, 2022
First lien debt	73.2%	75.2%
Equity	26.0	24.1
Second lien debt	0.4	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
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
As of September 30, 2023, investments on non-accrual status comprised 1.0% of our total Investment Portfolio at fair value and 3.1% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 3.7% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$123,237	$98,387	$24,850	25%
Total expenses	(41,058)	(35,939)	(5,119)	14%
Net investment income	82,179	62,448	19,731	32%
Net realized gain from investments	664	5,031	(4,367)	NM
Net unrealized appreciation (depreciation) from investments	27,011	(10,081)	37,092	NM
Income tax provision	(6,593)	(2,060)	(4,533)	NM
Net increase in net assets resulting from operations	$103,261	$55,338	$47,923	87%

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$82,179	$62,448	$19,731	32%
Share‑based compensation expense	4,164	3,617	547	15%
Deferred compensation benefit	(172)	(298)	126	NM
Distributable net investment income (a)	$86,171	$65,767	$20,404	31%
Net investment income per share—Basic and diluted	$0.99	$0.83	$0.16	19%
Distributable net investment income per share—Basic and diluted (a)	$1.04	$0.88	$0.16	18%
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

Investment Income
Total investment income for the three months ended September 30, 2023 was $123.2 million, a 25% increase from the $98.4 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$99,381	$75,023	$24,358	32%	(a)
Dividend income	21,192	19,424	1,768	9%	(b)
Fee income	2,664	3,940	(1,276)	(32)%	(c)
Total investment income	$123,237	$98,387	$24,850	25%	(d)
____________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and (ii) higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) continued strong dividend income from our LMM portfolio companies and (ii) an increase in dividend income from the External Investment Manager.
(c)The decrease in fee income was primarily related to a $1.7 million decrease related to lower originations of Investment Portfolio investments, partially offset by a $0.4 million increase in fees received from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net increase of $0.2 million in certain income considered less consistent or non-recurring, which relates to income from accelerated prepayment, repricing and other activity related to portfolio debt investments, when compared to the same period in 2022.
Expenses
Total expenses for the three months ended September 30, 2023 were $41.1 million, a 14% increase from the $35.9 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$11,732	$10,702	$1,030	10%	(a)
Deferred compensation plan expense (benefit)	(172)	(298)	126	42%
Compensation	11,560	10,404	1,156	11%
General and administrative	4,324	4,018	306	8%
Interest	26,414	21,234	5,180	24%	(b)
Share-based compensation	4,164	3,617	547	15%
Gross expenses	46,462	39,273	7,189	18%
Expenses allocated to the External Investment Manager	(5,404)	(3,334)	(2,070)	62%	(c)
Total expenses	$41,058	$35,939	$5,119	14%
____________________
(a)The increase in cash compensation was primarily related to (i) increased base compensation rates, (ii) increased incentive compensation accruals and (iii) increased headcount to support our growing Investment Portfolio and asset management activities.

(b)The increase in interest expense was primarily related to an increased weighted average interest rate on our debt obligations resulting from (i) an increased average interest rate on our multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates and (ii) the addition of our SPV Facility and the December 2025 Notes in the fourth quarter of 2022 at higher contractual interest rates than debt obligations repaid with such borrowing proceeds, partially offset by decreased average outstanding borrowings.
(c)The increase in expenses allocated to the External Investment Manager was primarily related to (i) increased overall operating costs at Main Street, (ii) an increase in assets under management and (iii) the positive operating results from the assets managed for clients of the External Investment Manager.
Net Investment Income
Net investment income for the three months ended September 30, 2023 increased 32% to $82.2 million, or $0.99 per share, compared to net investment income of $62.4 million, or $0.83 per share, in the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended September 30, 2023, primarily due to shares issued since the beginning of the comparable period in prior year through our (i) at-the-market (“ATM”) program and public offering in August 2022, (ii) dividend reinvestment plan and (iii) equity incentive plans. Net investment income per share in the third quarter of 2023 and the third quarter of 2022 did not include significant impacts from items considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2023 increased 31% to $86.2 million, or $1.04 per share, compared with $65.8 million, or $0.88 per share, in the corresponding period of 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit). The increase in distributable net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended September 30, 2023 as discussed above. Distributable net investment income per share in the third quarter of 2023 and the third quarter of 2022 did not include significant amounts of items considered less consistent or non-recurring in nature.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $0.7 million for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$—	—	$—	—	$(2)	$(2)
Private Loan portfolio	(888)	1	—	—	—	—	157	(731)
Middle Market portfolio	—	—	—	—	—	—	(335)	(335)
Other Portfolio	—	—	1,732	2	—	—	—	1,732
Total net realized gain/(loss)	$(888)	1	$1,732	2	$—	—	$(180)	$664
____________________
(a)Other activity includes realized gains and losses from transactions involving 12 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $27.0 million for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(264)	$1,018	$359	$(1,732)		$(619)
Net unrealized appreciation (depreciation) relating to portfolio investments	24,499	(14,258)	4,037	13,352	(b)	27,630
Total net unrealized appreciation (depreciation) relating to portfolio investments	$24,235	$(13,240)	$4,396	$11,620		$27,011
____________________
(a)Includes unrealized appreciation on 32 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)Includes (i) $12.2 million of unrealized appreciation relating to the External Investment Manager and (ii) $1.4 million of net unrealized appreciation relating to the Other Portfolio, partially offset by $0.2 million of unrealized depreciation relating to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the three months ended September 30, 2023 of $6.6 million principally consisted of (i) a deferred tax provision of $5.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.3 million, related to a $1.0 million provision for current U.S. federal and state income taxes and a $0.3 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the three months ended September 30, 2022 of $2.1 million principally consisted of (i) a current tax provision of $1.6 million primarily related to a $1.0 million provision for excise tax on our estimated undistributed taxable income and a $0.6 million provision for current U.S. federal and state income taxes and (ii) a deferred tax provision of $0.5 million.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2023 was $103.3 million, or $1.25 per share, compared with $55.3 million, or $0.74 per share, during the three months ended September 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$371,074	$262,981	$108,093	41%
Total expenses	(122,202)	(93,597)	(28,605)	31%
Net investment income	248,872	169,384	79,488	47%
Net realized gain (loss) from investments	(103,223)	3,302	(106,525)	NM
Net unrealized appreciation (depreciation) from investments	167,070	(19,922)	186,992	NM
Income tax provision	(23,353)	(17,477)	(5,876)	NM
Net increase in net assets resulting from operations	$289,366	$135,287	$154,079	114%

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$248,872	$169,384	$79,488	47%
Share‑based compensation expense	12,351	10,031	2,320	23%
Deferred compensation expense (benefit)	717	(1,899)	2,616	NM
Distributable net investment income (a)	$261,940	$177,516	$84,424	48%
Net investment income per share—Basic and diluted	$3.07	$2.31	$0.76	33%
Distributable net investment income per share—Basic and diluted (a)	$3.23	$2.42	$0.81	33%
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

Investment Income
Total investment income for the nine months ended September 30, 2023 was $371.1 million, a 41% increase from the $263.0 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$290,045	$198,446	$91,599	46%	(a)
Dividend income	71,014	53,959	17,055	32%	(b)
Fee income	10,015	10,576	(561)	(5)%
Total investment income	$371,074	$262,981	$108,093	41%	(c)
____________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and (ii) higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an $11.2 million increase related to dividend income considered to be less consistent or non-recurring, (ii) growth in dividend income from a variety of portfolio companies resulting from the improved operating results, financial condition and liquidity positions of those portfolio companies and (iii) a $2.5 million increase in dividend income from the External Investment Manager.
(c)The increase in total investment income includes a net increase of $11.8 million in the impact of certain income considered less consistent or non-recurring, including (i) an $11.2 million increase in dividend income and (ii) a $0.6 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses for the nine months ended September 30, 2023 were $122.2 million, a 31% increase from the $93.6 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$34,143	$28,379	$5,764	20%	(a)
Deferred compensation plan expense (benefit)	717	(1,899)	2,616	(138)%	(b)
Compensation	34,860	26,480	8,380	32%
General and administrative	12,915	11,483	1,432	12%
Interest	78,165	55,216	22,949	42%	(c)
Share-based compensation	12,351	10,031	2,320	23%	(d)
Gross expenses	138,291	103,210	35,081	34%
Expenses allocated to the External Investment Manager	(16,089)	(9,613)	(6,476)	67%	(e)
Total expenses	$122,202	$93,597	$28,605	31%
____________________
(a)The increase in cash compensation was primarily related to increased incentive compensation accruals, increased base compensation rates and increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The change in the non-cash deferred compensation plan expense was a result of compensation expense recorded in the nine months ended September 30, 2023 resulting from an increase in the fair value of the deferred compensation plan assets and corresponding liabilities in the period compared to a deferred compensation benefit recorded resulting from a decrease in such fair values in the corresponding period of 2022.
(c)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from (a) increased average interest rates on our Credit Facilities due to increases in benchmark index rates and (b) the addition of the SPV Facility and the December 2025 Notes at higher contractual interest rates than debt obligations repaid in the fourth quarter of 2022 and (ii) increased average outstanding borrowings to fund our investment activity and support the growth of our Investment Portfolio.
(d)Share-based compensation increased $2.3 million in the nine months ended September 30, 2023 from the comparable period of the prior year, principally attributable to incentive based grants related to incentive compensation awards for 2022 and the accelerated vesting of certain prior incentive grants.

(e)The increase in expenses allocated to the External Investment Manager was primarily related to (i) increased overall operating costs at Main Street, (ii) an increase in assets under management and (iii) the positive operating results from the assets managed for clients of the External Investment Manager.
Net Investment Income
Net investment income for the nine months ended September 30, 2023 increased 47% to $248.9 million, or $3.07 per share, compared to net investment income of $169.4 million, or $2.31 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the nine months ended September 30, 2023, primarily due to shares issued since the beginning of the comparable period in prior year through our (i) ATM program and public offering in August 2022, (ii) dividend reinvestment plan and (iii) equity incentive plans. The increase in net investment income on a per share basis includes (i) a $0.14 per share increase in investment income considered less consistent or non-recurring and (ii) an increase in deferred compensation expense of $0.03 per share resulting from the comparable period difference in the fair value of Deferred Compensation Plan assets and corresponding liabilities, both of which are discussed above.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2023 increased 48% to $261.9 million, or $3.23 per share, compared with $177.5 million, or $2.42 per share, in the corresponding period of 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the nine months ended September 30, 2023, primarily due to shares issued over the last twelve months as discussed above. The increase in distributable net investment income on a per share basis includes a $0.14 per share increase in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $103.2 million for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(42,056)	2	$(29,526)	1	$(3,597)	1	$159	$(75,020)
Private Loan portfolio	1,777	3	—	—	(16,303)	1	(156)	(14,682)
Middle Market portfolio	(6,386)	2	—	—	(13,520)	2	(279)	(20,185)
Other Portfolio	—	—	6,629	4	—	—	70	6,699
Short-term portfolio	—	—	—	—	—	—	(35)	(35)
Total net realized gain (loss)	$(46,665)	7	$(22,897)	5	$(33,420)	4	$(241)	$(103,223)
____________________
(a)Other activity includes realized gains and losses from transactions involving 23 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $167.1 million for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$74,267	$15,836	$20,265	$(6,663)		$103,705
Net unrealized appreciation (depreciation) relating to portfolio investments	58,669	(21,141)	(348)	26,185	(b)	63,365
Total net unrealized appreciation (depreciation) relating to portfolio investments	$132,936	$(5,305)	$19,917	$19,522		$167,070
____________________
(a)Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 33 LMM portfolio investments.
(b)Other includes (i) $23.2 million of unrealized appreciation relating to the External Investment Manager, (ii) $2.3 million of net unrealized appreciation relating to the Other Portfolio and (iii) $0.7 million of net unrealized appreciation relating to the assets of the Deferred Compensation Plan.
Income Tax Benefit (Provision)
The income tax provision for the nine months ended September 30, 2023 of $23.4 million principally consisted of (i) a deferred tax provision of $18.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $4.7 million related to a $2.5 million provision for current U.S. federal and state income taxes and a $2.2 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the nine months ended September 30, 2022 of $17.5 million principally consisted of (i) a deferred tax provision of $13.8 million and (ii) a current tax provision of $3.7 million primarily related to a $2.4 million provision for excise tax on our estimated undistributed taxable income and a $1.3 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2023 was $289.4 million, or $3.57 per share, compared with $135.3 million, or $1.84 per share, during the nine months ended September 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2023, we realized a net increase in cash and cash equivalents of $27.9 million, which is the result of $131.6 million of cash provided by our operating activities, partially offset by $103.7 million of cash used in our financing activities.
The $131.6 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $474.6 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $242.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by cash uses totaling $584.7 million for the funding of new and follow-on portfolio company investments and settlement of accruals for portfolio investments existing as of December 31, 2022.

The $103.7 million of cash used in our financing activities principally consisted of (i) $197.1 million in dividends paid to stockholders of our common stock, (ii) $114.0 million in net repayments from our Credit Facilities, (iii) $5.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $1.9 million in debt issuance costs, partially offset by (i) $165.2 million in net cash proceeds from equity offerings from our ATM Program (as described below) and direct stock purchase plan and (ii) $50.0 million in cash proceeds from the issuance of additional aggregate principal amount of the December 2025 Notes (as defined below).
Capital Resources
As of September 30, 2023, we had $77.0 million in cash and cash equivalents and $757.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of September 30, 2023, our NAV totaled $2,370.8 million, or $28.33 per share.
As of September 30, 2023, we had $323.0 million outstanding and $672.0 million of undrawn commitments under the Corporate Facility, and $170.0 million outstanding and $85.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both September 30, 2023 and December 31, 2022.
In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both September 30, 2023 and December 31, 2022.

Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2023 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.0%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2024, and the weighted-average remaining duration is 4.9 years as of September 30, 2023. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of September 30, 2023 and December 31, 2022 was $150.0 million and $100.0 million, respectively.
We maintain a program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2023, we sold 4,186,856 shares of our common stock at a weighted-average price of $39.84 per share and raised $166.8 million of gross proceeds under the ATM Program. Net proceeds were $165.1 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2023, there were no share sales transactions that had not yet settled. As of September 30, 2023, 6,275,828 shares remained available for sale under the ATM Program. During the year ended December 31, 2022, we sold 5,407,382 shares of our common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs.
During the year ended December 31, 2022, we completed a public equity offering of 1,345,500 shares of common stock at a public offering price of $42.85 per share, including the underwriters’ full exercise of their option to purchase 175,500 additional shares, resulting in total net proceeds, including exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and estimated offering expenses payable by us, of approximately $55.1 million.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of September 30, 2023, our BDC asset coverage ratio was 248%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At September 30, 2023, we had a total of $325.3 million in outstanding commitments comprised of (i) 85 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 12 investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of September 30, 2023, the future fixed commitments for cash payments in connection with our July 2026 Notes, the May 2024 Notes, SBIC debentures, the December 2025 Notes, and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$—	$500,000	$—	$—	$500,000
Interest due on July 2026 Notes	—	15,000	15,000	15,000	—	—	45,000
May 2024 Notes	—	450,000	—	—	—	—	450,000
Interest due on May 2024 Notes	11,700	11,700	—	—	—	—	23,400
SBIC debentures	—	63,800	—	—	75,000	211,200	350,000
Interest due on SBIC debentures	—	9,119	8,146	8,146	7,429	14,644	47,484
December 2025 Notes	—	—	150,000	—	—	—	150,000
Interest due on December 2025 Notes	5,803	11,605	11,637	—	—	—	29,045
Operating Lease Obligation (1)	194	1,020	1,115	1,135	1,155	7,674	12,293
Total	$17,697	$562,244	$185,898	$524,281	$83,584	$233,518	$1,607,222
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of September 30, 2023, we had $323.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of September 30, 2023, we had $170.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income, the Private Loan Fund and the Private Loan Fund II, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.

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
Recent Developments
In October 2023, we expanded our total commitments under the SPV Facility from $255.0 million to $430.0 million in separate transactions with two new lender relationships. The commitment increases were executed under the accordion feature of the SPV Facility.
In October 2023, we declared a supplemental cash dividend of $0.275 per share payable in December 2023. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared for the fourth quarter of 2023 of $0.235 per share for each of October, November and December 2023 or total monthly cash dividends of $0.705 per share for the quarter. Total dividends declared for the fourth quarter of 2023 equal $0.98 per share, representing a 28.9% increase over the total dividends paid in the fourth quarter of 2022.
In October 2023, we declared regular monthly dividends of $0.24 per share for each of January, February and March of 2024. These regular monthly dividends equal a total of $0.72 per share for the first quarter of 2024, representing a 6.7% increase from the regular monthly dividends paid in the first quarter of 2023. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2023 and first quarter of 2024 we will have paid $39.535 per share in cumulative dividends since our October 2007 initial public offering.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2023, 70% of our debt Investment Portfolio (at cost) bore interest at floating rates, 91% of which were subject to contractual minimum interest rates. As of September 30, 2023, 75% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company operates as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(41,863)	$9,860	$(32,003)	$(0.38)
(175)	(36,630)	8,628	(28,002)	(0.33)
(150)	(31,397)	7,395	(24,002)	(0.29)
(125)	(26,164)	6,163	(20,001)	(0.24)
(100)	(20,931)	4,930	(16,001)	(0.19)
(75)	(15,699)	3,698	(12,001)	(0.14)
(50)	(10,466)	2,465	(8,001)	(0.10)
(25)	(5,233)	1,233	(4,000)	(0.05)
25	5,233	(1,233)	4,000	0.05
50	10,466	(2,465)	8,001	0.10
75	15,699	(3,698)	12,001	0.14
100	20,931	(4,930)	16,001	0.19
125	26,164	(6,163)	20,001	0.24
150	31,397	(7,395)	24,002	0.29
175	36,630	(8,628)	28,002	0.33
200	41,863	(9,860)	32,003	0.38
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2023, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, we issued 200,150 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2023, under the dividend reinvestment plan was $8.1 million.
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
Item 5. Other Information
ATM Program
Effective November 3, 2023, we and Comerica Securities, Inc. (“Comerica”) agreed to terminate the equity distribution agreement, dated March 3, 2022, between us and Comerica. Following such termination, Truist Securities, Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc. and B. Riley Securities, Inc. serve as the sales agents in the ATM Program.
Insider Trading Arrangements and Policies
During the fiscal quarter ended September 30, 2023, neither us, or any of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1
Lender Joinder Agreement, dated October 5, 2023, by and among Western Alliance Bank, as additional lender and syndication agent, Truist Bank, as administrative agent, and MSCC Funding I, LLC, as the borrower (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 12, 2023 (File No. 1-33723)).

10.2
Lender Joinder Agreement, dated October 12, 2023, by and among EverBank, N.A., as additional lender, Truist Bank, as administrative agent, and MSCC Funding I, LLC, as the borrower (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 13, 2023 (File No. 1-33723)).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2023, filed with the SEC on November 3, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: November 3, 2023	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: November 3, 2023	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ RYAN R. NELSON
Date: November 3, 2023	Ryan R. Nelson
Chief Accounting Officer
(principal accounting officer)