Form 10-K
period 2023-12-31
Main Street Capital CORP
filed 2024-02-23
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, was $3,111.8 million based upon the last sale price for the registrant’s common stock on that date.
The number of shares outstanding of the issuer’s common stock as of February 21, 2024 was 84,980,145.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants’ definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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

PART I
Item 1. Business
ORGANIZATION
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM, Private Loan (as defined below) and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $100 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are generally consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million.
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by us or, to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with the private equity sponsors in the equity securities of our Private Loan portfolio companies.
Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities acquired through a syndicated process in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Subject to changes in our cash and overall liquidity, our Investment Portfolio (as defined below) may also include short-term portfolio investments that are atypical of our LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of the overall Investment Portfolio. The “Investment Portfolio,” as used herein, refers to all of our investments in LMM companies (including both our LMM and Private Loan portfolio investments) and investments in Middle Market companies (including both our Private Loan and Middle Market portfolio investments), Other Portfolio investments, short-term portfolio investments and our investment in the External Investment Manager.
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). For the years ended December 31, 2023 and 2022, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4%, respectively. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.3%, respectively, for the years ended December 31, 2023 and 2022. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F - Financial Highlights to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2023, 2022 and 2021, the total contribution of the External Investment Manager to our net investment income was $33.4 million, $22.3 million and $16.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the External Investment Manager earned $22.4 million, $21.8 million and $17.7 million in base management fees, respectively, $13.4 million, $2.5 million and $0.6 million in incentive fees, respectively, and $0.6 million, $0.6 million and $0 of administrative service fee income, respectively.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2023, 2022 and 2021 are net of expenses allocated to the External Investment Manager of $22.1 million, $13.0 million and $10.3 million, respectively.
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
•Leverage the Skills and Experience of our Investment Team. Our investment team has significant experience in lending to and investing in LMM and Middle Market companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
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
•Benefit from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the Funds have allowed them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our capital base through the Funds, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the Funds represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio investments. We also maintain investment grade ratings from both Standard & Poor’s Ratings Services and Fitch Ratings, which provide us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issue.
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
INVESTMENT PORTFOLIO
Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Private Loan portfolio investments primarily consist of investments in debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio investments are primarily originated directly by us, or to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities acquired through a syndicated process in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. The LMM debt investments with floating interest rates will generally bear interest at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
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
The debt investments in our Private Loan portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of debt securities acquired through a syndicated process in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our LMM and Private Loan debt investments. The Middle Market debt investments generally have floating interest rates at SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Direct Equity Investments
We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to co-invest with the private equity sponsors in the equity securities of our Private Loan portfolio companies. The equity co-investment aligns our interests with those of the private equity sponsor and provides us with the opportunity to benefit from appreciation in the equity values of our Private Loan portfolio companies.
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

Term Sheet
For proposed LMM transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, we begin our formal due diligence process.
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
•overview and history of the private equity sponsor as the company’s equity owner;
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
We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
The 1940 Act requires valuation of a portfolio security at “market value” if market quotations for the security are “readily available.” Portfolio securities for which market quotations are not readily available must be valued at fair value as determined in good faith by the board of directors. Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board.
Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated a group of our executive officers to serve as the Board’s valuation designee thereunder (the “Valuation Committee”). Pursuant to the Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
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
COMPETITION
We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of our focus toward the underserved LMM, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
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
Our LMM business depends heavily on the business owners and management teams of our portfolio companies and their respective employees, contractors and service providers. In our investment process for LMM portfolio investments, the analysis of these individuals is a critical part of our overall investment underwriting process and as a result we carefully review the qualifications and experience of the portfolio company’s business owners and management team and their employment practices. We strive to partner with business owners and management teams whose business practices reflect our core values.
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
As of December 31, 2023, we had 100 employees, 55 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All but two of our employees are located in our Houston, Texas office.
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
Managerial Assistance to Portfolio Companies
As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled “— Qualifying Assets.” In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance on behalf of all investors in the group.
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
Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 Annual Meeting of Stockholders, and have not sought such stockholder authorization since 2012, because our common stock price had been trading significantly above the NAV per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See Item 1A. Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
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
Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24 million or have average annual net income after U.S. federal income taxes not exceeding $8 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2023, we, through the Funds, had $350.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of 3.0%.
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
Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). We cannot assure you that we qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
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
•The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our LMM and Private Loan investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in companies that we invest through our Middle Market investment strategy is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, pursuant to our Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities are floating, and any new fixed rate debt may be issued at higher coupon rates, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or in periods when debt investments with floating interest rates are subject to an interest rate floor above then current levels. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. See further discussion and analysis at Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations or prospects.
Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
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
•original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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
The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.
As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it required the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR as a result of certain statutory regimes (e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act) or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.
Given the inherent difference between LIBOR and SOFR, or any other alternative benchmark rate established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend contracts which continue to reference LIBOR and how the transition from LIBOR will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on or value of the market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to floating rate benchmarks could have an adverse impact on the market value of and/or transfer ability of any floating-rate debt securities in our portfolio or issued by us.

The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
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

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(21.6)%	(12.6)%	(3.7)%	5.3%	14.3%
______________________
(1)Assumes, as of December 31, 2023, $4,443.6 million in total assets, $1,810.0 million in debt outstanding, $2,477.4 million in net assets, and a weighted-average interest rate of 5.0%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total assets of at least 2.1%.
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
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if we comply with certain value-at-risk leverage limits, a derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Prior to the approval of our stockholders, under the provisions of the 1940 Act we were permitted, as a BDC, to issue senior securities only in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% immediately after each issuance of senior securities. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 3, 2022, under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(4.0)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%
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
Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see Item 1. Business — Regulation — Taxation as a Regulated Investment Company.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided at least 20% of the total distribution is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
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
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains, and routinely reviews and evaluates its information technology (“IT”) and cybersecurity policies, practices and procedures (our “Cybersecurity Program”). The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of the Company’s Crisis Management Plan. Our Cybersecurity Program is administered by our IT Manager, who is managed on a day to day basis by our General Counsel and Chief Compliance Officer and overseen by our IT Steering Committee consisting of our Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer and our General Counsel and Chief Compliance Officer. Our General Counsel and Chief Compliance Officer also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan. We also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems, to recommend improvements to our Cybersecurity Program and in connection with any cybersecurity incident. We believe that the individuals involved in our Cybersecurity Program possess the necessary skills, experience and backgrounds that, when combined with the resources of our external IT and cybersecurity advisers, consultants and experts, are sufficient to manage our Cybersecurity Program.
As part of our overall risk management process, our management engages at least annually in an enterprise risk management review and evaluation, during which management reviews the principal risks relating to our business and operations. Included in this process is a review and evaluation of our risks relating to our Cybersecurity Program. Additionally, as part of our Rule 38a-1 compliance program, we review at least annually the compliance policies and procedures of our key service providers, including documentation discussing each service providers’ information security and privacy controls. Any failure in our or our key service providers’ cybersecurity systems could have a material impact on our operating results. See Item 1A. Risk Factors — General Risk Factors — The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
Our Board as a whole has responsibility for the Company’s risk oversight, with reviews of certain areas being conducted by the relevant Board committees that report on their deliberations to the full Board. The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Areas of focus include competitive, economic, operational, financial (accounting, credit, liquidity and tax), legal, regulatory, compliance and other risks.

Oversight of risks relating to IT and cybersecurity has been delegated by our Board to its Audit Committee. The Audit Committee includes members of the Board who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks. Our management routinely reports to the Audit Committee on the status of the Company’s Cybersecurity Program at the Audit Committee’s quarterly meetings. Routine reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board is apprised of any material cybersecurity incident and consults with the Audit Committee chair in connection with any material decisions or actions related thereto.
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

		Price Range		Premium of High Sales Price to	Premium of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2024
First Quarter (through February 21, 2024)	*	$45.98	$43.45	*	*
Year ended December 31, 2023
Fourth Quarter	$29.20	$43.80	$37.87	50%	30%
Third Quarter	28.33	42.73	39.61	51%	40%
Second Quarter	27.69	41.17	38.10	49%	38%
First Quarter	27.23	42.49	36.87	56%	35%
Year ended December 31, 2022
Fourth Quarter	$26.86	$39.50	$32.57	47%	21%
Third Quarter	25.94	45.28	33.23	75%	28%
Second Quarter	25.37	43.65	34.59	72%	36%
First Quarter	25.89	44.88	39.94	73%	54%
______________________
*NAV has not yet been determined for the first quarter of 2024.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On February 21, 2024, the last sale price of our common stock on the NYSE was $44.88 per share, and there were 404 holders of record of the common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of our common stock on December 31, 2023 was $29.20, and the premium of the February 21, 2024 closing price of our common stock was 54% to this NAV per share.
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
We have adopted a dividend reinvestment and direct stock purchase plan (the “Plan”). The dividend reinvestment feature of the Plan (the “DRIP”) provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of our common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of our common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Our DRIP is administered by our transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar dividend reinvestment plan for their clients.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2023, we issued a total of 765,427 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2023 was $30.7 million.
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

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2023 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the S&P BDC Index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index(2) and the S&P BDC Index(3)
(For the Period October 5, 2007 to December 31, 2023)

TOTAL RETURN PERFORMANCE SINCE MAIN IPO

$1200
$1000
$800
$600
$400
$200
$0
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
MAIN (1023.14%)
S&P 500 (324.11%)
Russell 2000 (200.14%)
KBW Regional Bank Index (17.55%)
S&P BDC Index (-49.47%)

______________________
(1)Total return includes reinvestment of dividends through December 31, 2023.
(2)The KBW Nasdaq Regional Banking Index is a modified market capitalization weighted index designed to track the performance of U.S. regional banks or thrifts that are publicly traded in the U.S.
(3)The S&P BDC Index measures the performance of Business Development Companies that trade on major U.S. exchanges; constituents are float-adjusted market capitalization (FMC) weighted, subject to a single constituent weight cap of 10%.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in this report.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below):

	As of December 31, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	80	87	23
Fair value	$2,273.0	$1,453.5	$243.7
Cost	$1,782.9	$1,470.1	$294.4
Debt investments as a % of portfolio (at cost)	72.0%	94.7%	91.4%
Equity investments as a % of portfolio (at cost)	28.0%	5.3%	8.6%
% of debt investments at cost secured by first priority lien	99.2%	100.0%	99.1%
Weighted-average annual effective yield (b)	13.0%	12.9%	12.5%
Average EBITDA (c)	$8.2	$27.2	$64.2
______________________
(a)At December 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.9% for our LMM portfolio, 12.5% for our Private Loan portfolio and 10.8% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the years ended December 31, 2023 and 2022, we achieved a total return on investments of 16.3% and 11.1%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2023 and 2022, our Investment Portfolio valued at fair value represented 96% and 97% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2023 and 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2023, 2022 and 2021 (i) 2.2%, 1.4% and 2.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3%, 0.5% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	December 31, 2023	December 31, 2022
First lien debt	82.7%	85.0%
Equity	16.8	14.2
Second lien debt	0.1	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	December 31, 2023	December 31, 2022
First lien debt	71.6%	75.2%
Equity	27.8	24.1
Second lien debt	0.2	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
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
As of December 31, 2023, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 2.3% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 3.7% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended December 31, 2022 and 2021 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Comparison of the years ended December 31, 2023 and 2022

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$500,385	$376,860	$123,525	33%
Total expenses	(161,366)	(131,533)	(29,833)	23%
Net investment income	339,019	245,327	93,692	38%
Net realized loss from investments	(120,507)	(5,212)	(115,295)	NM
Net unrealized appreciation from investments	232,577	24,816	207,761	NM
Income tax provision	(22,642)	(23,325)	683	NM
Net increase in net assets resulting from operations	$428,447	$241,606	$186,841	77%

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$339,019	$245,327	$93,692	38%
Share‑based compensation expense	16,520	13,629	2,891	21%
Deferred compensation expense (benefit)	1,249	(1,434)	2,683	NM
Distributable net investment income (a)	$356,788	$257,522	$99,266	39%
Net investment income per share—Basic and diluted	$4.14	$3.29	$0.85	26%
Distributable net investment income per share—Basic and diluted (a)	$4.36	$3.46	$0.90	26%
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

Investment Income
Total investment income for the year ended December 31, 2023 was $500.4 million, a 33% increase from the $376.9 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$390,737	$284,746	$105,991	37%	(a)
Dividend income	94,796	76,375	18,421	24%	(b)
Fee income	14,852	15,739	(887)	(6)%
Total investment income	$500,385	$376,860	$123,525	33%	(c)
______________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and (ii) higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) growth in dividend income from certain of our LMM portfolio companies resulting from the continued strong operating results, financial condition and liquidity positions of those portfolio companies and (ii) a $2.0 million increase in dividend income from the External Investment Manager. The increase includes a $10.0 million increase related to dividend income considered to be less consistent or non-recurring.
(c)The increase in total investment income includes a net increase of $12.8 million in the impact of certain income considered less consistent or non-recurring, including (i) a $10.0 million increase in dividend income and (ii) a $2.8 million increase in accelerated prepayments, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the year ended December 31, 2023 were $161.4 million, a 23% increase from $131.5 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Cash compensation	$45,030	$37,977	$7,053	19%	(a)
Deferred compensation plan expense (benefit)	1,249	(1,434)	2,683	(187)%	(b)
Compensation	46,279	36,543	9,736	27%
General and administrative	18,042	16,050	1,992	12%
Interest	102,575	78,276	24,299	31%	(c)
Share-based compensation	16,520	13,629	2,891	21%	(d)
Gross expenses	183,416	144,498	38,918	27%
Expenses allocated to the External Investment Manager	(22,050)	(12,965)	(9,085)	70%	(e)
Total expenses	$161,366	$131,533	$29,833	23%
______________________
(a)The increase in cash compensation expense was primarily related to increased incentive compensation accruals, increased base compensation rates and increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The change in the non-cash deferred compensation plan expense was a result of deferred compensation expense recorded during the year ended December 31, 2023 resulting from an increase in the fair value of deferred compensation plan assets and corresponding liabilities during 2023 compared to a deferred compensation benefit recorded during the year ended December 31, 2022 resulting from a decrease in such fair values during 2022.
(c)The increase in interest expense was primarily related to an increased weighted average interest rate on our debt obligations resulting from (i) increased average interest rates on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates, (ii) the addition of the SPV Facility and the December 2025 Notes at higher contractual interest rates than debt obligations repaid in the fourth quarter of 2022 and (iii) increased average outstanding borrowings.
(d)The increase in share-based compensation was principally attributable to incentive based grants related to incentive compensation awards for 2022 and the accelerated vesting of certain prior incentive grants.
(e)The increase in expenses allocated to the External Investment Manager was primarily related to (i) increased overall operating costs at Main Street, (ii) an increase in assets under management and (iii) the positive operating results from the assets managed for clients of the External Investment Manager.
Net Investment Income
Net investment income for the year ended December 31, 2023 increased 38% to $339.0 million, or $4.14 per share, compared to net investment income of $245.3 million, or $3.29 per share, in 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share reflects these changes and the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2023, primarily due to shares issued since the beginning of the prior year through our (i) at-the-market equity program (the “ATM Program”) and public offering in August 2022, (ii) dividend reinvestment plan and (iii) equity incentive plans. The increase in net investment income on a per share basis includes (i) a $0.15 per share increase in investment income considered less consistent or non-recurring, partially offset by an increase in deferred compensation expense of $0.03 per share resulting from the comparable period difference in the fair value of deferred compensation plan assets and corresponding liabilities, both of which are discussed above.

Distributable Net Investment Income
Distributable net investment income for the year ended December 31, 2023 increased 39% to $356.8 million, or $4.36 per share, compared with $257.5 million, or $3.46 per share, in 2022. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share also reflects the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2023 as discussed above. The increase in distributable net investment income on a per share basis includes a $0.15 per share increase in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $120.5 million for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(44,418)	3	$(29,526)	1	$(3,597)	1	$283	$(77,258)
Private Loan portfolio	1,777	3	—	—	(31,453)	2	(440)	(30,116)
Middle Market portfolio	(6,386)	2	—	—	(13,520)	2	(289)	(20,195)
Other Portfolio	—	—	6,629	4	—	—	468	7,097
Short-term portfolio	—	—	—	—	—	—	(35)	(35)
Total net realized gain (loss)	$(49,027)	8	$(22,897)	5	$(48,570)	5	$(13)	$(120,507)
______________________
(a)Other activity includes realized gains and losses from transactions involving 35 portfolio companies which are not considered to be significant individually or in the aggregate.
The following table provides a summary of the primary components of the total net realized loss on investments of $5.2 million for the year ended December 31, 2022.

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
______________________
(a)Other activity includes realized gains and losses from transactions involving 17 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $232.6 million for the year ended December 31, 2023.

	Year Ended December 31, 2023
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$76,331	$28,703	$20,274	$(7,060)		$118,248
Net unrealized appreciation (depreciation) relating to portfolio investments	73,209	(16,974)	1,609	56,485	(b)	114,329
Total net unrealized appreciation (depreciation) relating to portfolio investments	$149,540	$11,729	$21,883	$49,425		$232,577
______________________
(a)Includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 37 LMM portfolio investments.
(b)Includes (i) $51.1 million of unrealized appreciation relating to the External Investment Manager, (ii) $4.1 million of net unrealized appreciation relating to the Other Portfolio and (iii) $1.2 million of net unrealized appreciation relating to the assets of the deferred compensation plan.
The following table provides a summary of the total net unrealized appreciation of $24.8 million for the year ended December 31, 2022.

	Year Ended December 31, 2022
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$6,055	$(2,008)	$4,966	$(3,702)		$5,311
Net unrealized appreciation (depreciation) relating to portfolio investments	73,840	(10,545)	(31,836)	(11,955)	(b)	19,505
Total net unrealized appreciation (depreciation) relating to portfolio investments	$79,895	$(12,553)	$(26,870)	$(15,657)		$24,816
______________________
(a)Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 28 LMM portfolio investments.
(b)Includes (i) $17.5 million of unrealized depreciation relating to the External Investment Manager and (ii) $1.7 million of net unrealized depreciation relating to the assets of the deferred compensation plan, partially offset by $7.2 million of net unrealized appreciation relating to the Other Portfolio.
Income Tax Provision
The income tax provision for the year ended December 31, 2023 of $22.6 million principally consisted of (i) a deferred tax provision of $16.0 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss and interest expense carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $6.6 million related to a $3.4 million provision for current U.S. federal and state income taxes and a $3.2 million provision for excise tax on our estimated undistributed taxable income.

The income tax provision for the year ended December 31, 2022 of $23.3 million principally consisted of (i) a deferred tax provision of $18.1 million and (ii) a current tax provision of $5.2 million primarily related to a $2.8 million provision for excise tax on our estimated undistributed taxable income and a $2.4 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2023 was $428.4 million, or $5.23 per share, compared with $241.6 million, or $3.24 per share, during the year ended December 31, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2023, we realized a net increase in cash and cash equivalents of $10.9 million, which is the net result of $285.3 million of cash provided by our operating activities and $274.4 million of cash used in our financing activities.
The $285.3 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $826.0 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $328.4 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by cash uses totaling $867.0 million for the funding of new and follow-on portfolio company investments.
The $274.4 million of cash used in our financing activities principally consisted of (i) $271.6 million in dividends paid to stockholders of our common stock, (ii) $247.0 million in net repayments from our Credit Facilities, (iii) $6.0 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock and (iv) $3.5 million in debt issuance costs, partially offset by (i) $203.7 million in net cash proceeds from equity offerings from our ATM Program (as described below) and direct stock purchase plan and (ii) $50.0 million in cash proceeds from the issuance of additional aggregate principal amount of the December 2025 Notes (as defined below).
For the year ended December 31, 2022, we realized a net increase in cash and cash equivalents of $16.5 million, which is the net result of $246.9 million of cash used in our operating activities and $263.4 million of cash provided by our financing activities.
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
The $263.4 million of cash provided by our financing activities principally consisted of (i) $287.0 million in net proceeds from the Credit Facilities, (ii) $265.6 million in net cash proceeds from equity offerings from our ATM Program, equity offering in August 2022 and direct stock purchase plan and (iii) $100.0 million in proceeds from the initial issuance of the December 2025 Notes, partially offset by (i) $194.2 million in cash dividends paid to stockholders, (ii) $185.0 million for the redemption of the 4.50% unsecured notes (the “December 2022 Notes”), (iii) $5.1 million for payments of deferred debt issuance costs, SBIC debenture fees and other costs, net of debt issuance premiums and (iv) $4.9 million for purchases of vested restricted stock from employees to satisfy their tax withholding requirements upon the vesting of such restricted stock.
Capital Resources
As of December 31, 2023, we had $60.1 million in cash and cash equivalents and $1,065.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of December 31, 2023, our NAV totaled $2,477.4 million, or $29.20 per share.
As of December 31, 2023, we had $200.0 million outstanding and $795.0 million of undrawn commitments under the Corporate Facility, and $160.0 million outstanding and $270.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both December 31, 2023 and December 31, 2022.
In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both December 31, 2023 and December 31, 2022.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2023 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.0%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2024, and the weighted-average remaining duration is 4.6 years as of December 31, 2023. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of December 31, 2023 and December 31, 2022 was $150.0 million and $100.0 million, respectively.
We maintain the ATM Program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the year ended December 31, 2023, we sold 5,149,460 shares of our common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2023, sales transactions representing 2,323 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, we entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of December 31, 2023, 5,313,224 shares remained available for sale under the ATM Program. During the year ended December 31, 2022, we sold 5,407,382 shares of our common stock at a weighted-average price of $39.29 per share and raised $212.4 million of gross proceeds under the ATM Program. Net proceeds were $209.9 million after commissions to the selling agents on shares sold and offering costs.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of December 31, 2023, our BDC asset coverage ratio was 269%.
Although we have been able to secure access to additional liquidity, including through the Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.14. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At December 31, 2023, we had a total of $292.0 million in outstanding commitments comprised of (i) 79 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 13 investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2023, the future fixed commitments for cash payments in connection with the July 2026 Notes, the May 2024 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$500,000	$—	$—	$—	$500,000
Interest due on July 2026 Notes	15,000	15,000	15,000	—	—	—	45,000
May 2024 Notes	450,000	—	—	—	—	—	450,000
Interest due on May 2024 Notes	11,700	—	—	—	—	—	11,700
SBIC debentures	63,800	—	—	75,000	75,000	136,200	350,000
Interest due on SBIC debentures	9,416	8,146	8,146	7,429	4,982	9,661	47,780
December 2025 Notes	—	150,000	—	—	—	—	150,000
Interest due on December 2025 Notes	11,605	11,637	—	—	—	—	23,242
Operating Lease Obligation (1)	1,020	1,115	1,135	1,155	1,175	6,499	12,099
Total	$562,541	$185,898	$524,281	$83,584	$81,157	$152,360	$1,589,821
______________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of December 31, 2023, we had $200.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of December 31, 2023, we had $160.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.
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
Recent Developments
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. The total net proceeds from the offering of the March 2029 Notes were approximately $346.3 million after underwriting discounts and estimated offering expenses payable. We utilized the proceeds to repay outstanding borrowings under our Credit Facilities.

In February 2024, we declared a supplemental cash dividend of $0.30 per share payable in March 2024. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that we declared of $0.24 per share for each of January, February and March 2024, or total regular monthly cash dividends of $0.72 per share for the first quarter of 2024, resulting in total dividends declared for the first quarter of 2024 of $1.02 per share.
In February 2024, we declared regular monthly dividends of $0.24 per share for each of April, May and June of 2024. These regular monthly dividends equal a total of $0.72 per share for the second quarter of 2024, representing a 6.7% increase from the regular monthly dividends paid in the second quarter of 2023. Including the regular monthly and supplemental dividends declared for the first and second quarters of 2024 we will have paid $40.555 per share in cumulative dividends since our October 2007 initial public offering.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors—Risks Related to our Investments — The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2023, 66% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of December 31, 2023, 80% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(37,028)	$7,200	$(29,828)	$(0.35)
(175)	(32,400)	6,300	(26,100)	(0.31)
(150)	(27,771)	5,400	(22,371)	(0.26)
(125)	(23,143)	4,500	(18,643)	(0.22)
(100)	(18,514)	3,600	(14,914)	(0.18)
(75)	(13,886)	2,700	(11,186)	(0.13)
(50)	(9,257)	1,800	(7,457)	(0.09)
(25)	(4,629)	900	(3,729)	(0.04)
25	4,629	(900)	3,729	0.04
50	9,257	(1,800)	7,457	0.09
75	13,886	(2,700)	11,186	0.13
100	18,514	(3,600)	14,914	0.18
125	23,143	(4,500)	18,643	0.22
150	27,771	(5,400)	22,371	0.26
175	32,400	(6,300)	26,100	0.31
200	37,028	(7,200)	29,828	0.35
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of December 31, 2023, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.
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
Fair Value of Investments
As described further in Note C to the financial statements, the Company’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $4,286,271 thousand at December 31, 2023. Approximately 97% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, and percentage of expected principal recovery. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

Report of Independent Registered Public Accounting Firm
The principal considerations for our determination that fair value of Level 3 investments measured using significant unobservable inputs is a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of subjective auditor judgment, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.
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
•weighting between valuation techniques,
•risk adjusted discount factor, and
•percentage of expected principal recovery
In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Houston, Texas
February 23, 2024

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2024

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except shares and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Investments at fair value:
Control investments (cost: $1,435,131 and $1,270,802 as of December 31, 2023 and December 31, 2022, respectively)	$2,006,698	$1,703,172
Affiliate investments (cost: $575,894 and $635,536 as of December 31, 2023 and December 31, 2022, respectively)	615,002	618,359
Non‑Control/Non‑Affiliate investments (cost: $1,714,935 and $1,867,414 as of December 31, 2023 and December 31, 2022, respectively)	1,664,571	1,780,646
Total investments (cost: $3,725,960 and $3,773,752 as of December 31, 2023 and December 31, 2022, respectively)	4,286,271	4,102,177
Cash and cash equivalents	60,083	49,121
Interest and dividend receivable and other assets	89,337	82,731
Receivable for securities sold	—	381
Deferred financing costs (net of accumulated amortization of $12,329 and $10,603 as of December 31, 2023 and December 31, 2022, respectively)	7,879	7,475
Total assets	$4,443,570	$4,241,885
LIABILITIES
Credit Facilities	$360,000	$607,000
July 2026 Notes (par: $500,000 as of both December 31, 2023 and December 31, 2022)	498,662	498,136
May 2024 Notes (par: $450,000 as of both December 31, 2023 and December 31, 2022)	450,182	450,727
SBIC debentures (par: $350,000 ($63,800 due within one year) and $350,000 as of December 31, 2023 and December 31, 2022, respectively)	344,535	343,914
December 2025 Notes (par: $150,000 and $100,000 as of December 31, 2023 and December 31, 2022, respectively)	148,965	99,325
Accounts payable and other liabilities	62,576	52,092
Interest payable	17,025	16,580
Dividend payable	20,368	17,676
Deferred tax liability, net	63,858	47,849
Total liabilities	1,966,171	2,133,299
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 84,830,679 and 78,463,599 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	848	784
Additional paid‑in capital	2,270,549	2,030,531
Total undistributed earnings	206,002	77,271
Total net assets	2,477,399	2,108,586
Total liabilities and net assets	$4,443,570	$4,241,885
NET ASSET VALUE PER SHARE	$29.20	$26.86
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2023	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$197,150	$155,967	$122,277
Affiliate investments	69,829	54,963	51,278
Non‑Control/Non‑Affiliate investments	233,406	165,930	115,492
Total investment income	500,385	376,860	289,047
EXPENSES:
Interest	(102,575)	(78,276)	(58,836)
Compensation	(46,279)	(36,543)	(34,442)
General and administrative	(18,042)	(16,050)	(12,494)
Share‑based compensation	(16,520)	(13,629)	(10,887)
Expenses allocated to the External Investment Manager	22,050	12,965	10,277
Total expenses	(161,366)	(131,533)	(106,382)
NET INVESTMENT INCOME	339,019	245,327	182,665
NET REALIZED GAIN (LOSS):
Control investments	(50,532)	(5,822)	6,494
Affiliate investments	(18,729)	(3,319)	17,181
Non‑Control/Non‑Affiliate investments	(51,246)	3,929	21,661
Total net realized gain (loss)	(120,507)	(5,212)	45,336
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	161,793	56,682	99,420
Affiliate investments	33,689	10,314	21,989
Non‑Control/Non‑Affiliate investments	37,095	(42,180)	14,215
Total net unrealized appreciation	232,577	24,816	135,624
INCOME TAXES:
Federal and state income, excise and other taxes	(6,633)	(5,199)	(5,732)
Deferred taxes	$(16,009)	$(18,126)	(27,131)
Total income tax provision	(22,642)	(23,325)	(32,863)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$428,447	$241,606	$330,762
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$4.14	$3.29	$2.65
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$5.23	$3.24	$4.80
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	81,916,663	74,482,176	68,960,923
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except shares)

	Common Stock		Additional Paid‑In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2020	67,762,032	$677	$1,615,940	$(101,850)	$1,514,767
Public offering of common stock, net of offering costs	2,345,554	24	98,865	—	98,889
Share‑based compensation	—	—	10,887	—	10,887
Purchase of vested stock for employee payroll tax withholding	(134,238)	(1)	(5,302)	—	(5,303)
Dividend reinvestment	404,384	4	16,279	—	16,283
Amortization of directors’ deferred compensation	—	—	652	—	652
Issuance of restricted stock, net of forfeited shares	359,289	3	(3)	—	—
Dividends to stockholders	—	—	406	(178,497)	(178,091)
Reclassification for certain permanent book-to-tax differences	—	—	(1,378)	1,378	—
Net increase resulting from operations	—	—	—	330,762	330,762
Balances at December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	6,763,166	67	265,553	—	265,620
Share‑based compensation	—	—	13,629	—	13,629
Purchase of vested stock for employee payroll tax withholding	(116,177)	(1)	(4,942)	—	(4,943)
Dividend reinvestment	625,196	6	24,125	—	24,131
Amortization of directors’ deferred compensation	—	—	519	—	519
Issuance of restricted stock, net of forfeited shares	497,610	5	(5)	—	—
Dividends to stockholders	—	—	466	(221,288)	(220,822)
Reclassification for certain permanent book-to-tax differences	—	—	(5,160)	5,160	—
Net increase resulting from operations	—	—	—	241,606	241,606
Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	5,159,479	52	203,631	—	203,683
Share‑based compensation	—	—	16,520	—	16,520
Purchase of vested stock for employee payroll tax withholding	(151,058)	(1)	(5,949)	—	(5,950)
Dividend reinvestment	765,427	8	30,711	—	30,719
Amortization of directors’ deferred compensation	—	—	434	—	434
Issuance of restricted stock, net of forfeited shares	552,338	5	(5)	—	—
Dividends to stockholders	—	—	623	(305,663)	(305,040)
Reclassification for certain permanent book-to-tax differences	—	—	(5,947)	5,947	—
Net increase resulting from operations	—	—	—	428,447	428,447
Balances at December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$428,447	$241,606	$330,762
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(866,997)	(1,152,594)	(1,763,755)
Proceeds from sales and repayments of debt investments in portfolio companies	782,433	608,330	920,828
Proceeds from sales and return of capital of equity investments in portfolio companies	43,581	71,695	133,644
Net unrealized appreciation	(232,577)	(24,816)	(135,624)
Net realized (gain) loss	120,507	5,212	(45,336)
Accretion of unearned income	(19,366)	(13,413)	(15,619)
Payment-in-kind interest	(10,997)	(5,352)	(7,573)
Cumulative dividends	(1,344)	(1,770)	(1,739)
Share-based compensation expense	16,520	13,629	10,887
Amortization of deferred financing costs	3,331	2,863	2,998
Deferred tax provision	16,009	18,126	27,131
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(8,530)	(28,186)	(5,504)
Interest payable	445	1,654	6,268
Accounts payable and other liabilities	10,062	12,254	20,289
Deferred fees and other	3,798	3,826	6,970
Net cash provided by (used in) operating activities	285,322	(246,936)	(515,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	203,683	265,620	98,889
Proceeds from public offering of July 2026 Notes	—	—	500,000
Proceeds from public offering of December 2025 Notes	50,000	100,000	—
Dividends paid	(271,599)	(194,174)	(160,537)
Proceeds from issuance of SBIC debentures	16,000	—	80,200
Repayments of SBIC debentures	(16,000)	—	(40,000)
Redemption of December 2022 Notes	—	(185,000)	—
Proceeds from credit facilities	460,000	1,032,000	1,100,000
Repayments on credit facilities	(707,000)	(745,000)	(1,049,000)
Debt issuance costs, net	(3,494)	(5,075)	(8,166)
Purchases of vested stock for employee payroll tax withholding	(5,950)	(4,943)	(5,303)
Net cash provided by (used in) financing activities	(274,360)	263,428	516,083

Net increase in cash and cash equivalents	10,962	16,492	710
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,121	32,629	31,919
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,083	$49,121	$32,629

Supplemental cash flow disclosures:
Interest paid	$98,656	$73,635	$50,729
Taxes paid	$8,444	$6,596	$2,233
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,449	$—
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$30,719	$24,131	$16,283
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$220	$219	$219
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	4,125	4,084	4,084
			Preferred Member Units		5/20/2021	2,427							2,427	4,860
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,246	9,163
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,597
			Preferred Member Units		6/28/2023	178							178	266
			Member Units		8/1/2013	1,500							1,500	100
													3,727	2,363
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	2,090	2,080	328
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	3,015	2,841	473
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,647	801
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	4,140
													2,295	4,851
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(6)	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,508	10,575
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,150
													14,867	16,995
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		14.48%	SF+	9.11%		10/31/2027	96,556	96,078	96,556
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,020
													110,078	127,576

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		15.46%	L+	10.00%		1/9/2025	5,498	5,498	5,498
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,620
												9,778	11,118
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt		7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,290
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
												12,945	15,103
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,980

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(8) (9)	3/30/2018		15.69%	SF+	10.00%		7/29/2026	28,000	27,965	27,655
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			4,601	4,601
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	15,695
												43,341	47,951
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	50,130

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		14.48%	SF+	9.00%		1/4/2026	17,574	17,512	17,574
		Preferred Member Units		1/4/2019	13,309							6,122	11,040
												23,634	28,614
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(195)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	15,620	15,617	15,620
		Member Units	(8)	2/26/2018	4,347							11,440	29,320
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	2,860
												28,635	47,800

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Charps, LLC		Pipeline Maintenance and Construction
			Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,678	5,694
			Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,690
													6,641	21,384
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(25)	10/28/2022						1/15/2024	—	—	—
			Secured Debt		12/20/2016		11.50%				1/15/2024	8,560	8,560	8,422
			Secured Debt		12/20/2016		10.00%				12/20/2036	1,013	1,004	1,004
			Member Units	(8)	12/20/2016	717							7,280	5,200
			Member Units	(29)	12/20/2016	800							509	1,129
													17,353	15,755
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(11)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	42,073	42,042	42,073
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	72,470
													50,348	114,543
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	22,050	21,946	21,627
			Preferred Member Units		6/27/2023	960							960	2,400
			Preferred Member Units		3/31/2021	17,280							7,680	7,680
													30,586	31,707
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9) (17) (25)	1/29/2019			SF+	9.00%		1/29/2022	—	—	—
			Secured Debt	(9)	1/29/2019		14.48%	SF+	9.00%		1/29/2024	3,454	3,454	3,454
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	14,450
													5,429	17,904
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	—	—
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,034	17,034
			Preferred Equity		11/22/2023	7,454							7,454	7,454
													24,488	24,488
Copper Trail Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		LP Interests (CTMH, LP)	(8) (30)	7/17/2017	38.75%							568	568

Cybermedia Technologies, LLC	IT and Digital Services Provider
		Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
		Secured Debt		5/5/2023		13.00%				5/5/2028	28,638	28,389	28,389
		Preferred Member Units		5/5/2023	556							15,000	15,000
												43,389	43,389
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		7.50%				12/31/2025	450	447	447
		Secured Debt		3/31/2021		10.00%				12/31/2025	8,352	8,073	7,587
		Preferred Member Units		3/31/2021	9,000							2,610	70
												11,130	8,104
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	14,873	14,758	14,690
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												24,259	24,525
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt		2/13/2018		14.00%				2/13/2026	1,233	1,174	1,233
		Secured Debt		12/27/2022		14.00%				2/13/2026	25,543	25,457	25,543
		Preferred Stock	(8)	2/13/2018	8,400							8,400	20,740
												35,031	47,516
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(7)	(7)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,773	18,632	18,632
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,313	6,252	6,252
		Common Stock		10/3/2022	285							5,726	6,090
		Common Stock	(29)	10/3/2022	939							1,558	1,670
												32,161	32,637
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (41)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (41)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	54,078	53,813	54,078
		Member Units	(8)	6/24/2016	9,042							17,692	96,710
												71,505	150,788

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Garreco, LLC		Manufacturer and Supplier of Dental Products
			Secured Debt	(9) (42)	7/15/2013		9.50%	SF+	8.00%		1/31/2024	3,088	3,088	3,088
			Member Units		7/15/2013	1,200							1,200	1,580
													4,288	4,668
GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	2,400	2,394	2,400
			Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	40,493	40,360	40,493
			Member Units		12/19/2014	5,879							13,065	44,440
													55,819	87,333
Gulf Manufacturing, LLC		Manufacturer of Specialty Fabricated Industrial Piping Products
			Member Units	(8)	8/31/2007	438							2,980	9,070

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
			Preferred Equity		7/1/2022	63,720							5,600	2,460
			Member Units		4/29/2016	3,681							3,681	—
													11,681	4,744
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	6,050
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	315
													3,593	6,365
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	4,660

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(25)	6/21/2023						6/21/2028	—	(35)	(35)
			Secured Debt		6/21/2023		13.00%				6/21/2028	37,264	36,934	36,934
			Common Equity		6/21/2023	14,400							14,400	14,400
													51,299	51,299
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(17) (25)	8/29/2017			P+	6.75%		11/14/2023	—	—	—
			Secured Debt	(9) (17)	11/14/2006		15.25%	P+	6.75%		11/14/2023	1,998	1,998	1,998
			Member Units	(8)	11/14/2006	627							811	12,420
													2,809	14,418
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,483	25,483
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													36,224	36,224
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	4,700	4,662	4,700
			Member Units	(8)	1/23/2006	325							783	22,770
													5,445	27,470
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	19,799	19,774	19,774
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,840	3,805	3,805
			Preferred Equity		10/31/2018	581							12,240	9,690
			Member Units	(29)	10/31/2018	800							992	2,730
													36,811	35,999
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		12.75%				10/19/2027	23,802	23,623	23,623
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			6,035	6,035
			Common Stock		10/19/2022	1,537,219							1,537	1,500
													31,195	31,158
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%				12/31/2022	5,400	5,400	5,022
			Preferred Member Units		3/15/2019	66,000							4,400	330
			Preferred Member Units		9/1/2015	4,000							6,000	—
													15,800	5,352
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021						12/31/2024	—	—	—
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,527
													14,250	14,527
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	9/5/2023		8.88%	SF+	3.50%		9/5/2025	23,500	23,367	23,367
			LP Interests	(30)	9/5/2023	13.37%							1,561	1,561
													24,928	24,928
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	174,063

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,290,267							10,000	10,025

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2024	5,746	5,746	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,390
													8,466	32,136
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955							2,975	11,730

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9) (25)	12/31/2020			SF+	7.00%		12/31/2025	—	—	—
			Secured Debt		12/31/2020		12.00%				12/31/2025	25,794	25,673	25,794
			Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,456	10,500
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	15,020
													43,116	51,314
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
			Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,751	9,751
			Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	6,350
													17,964	16,101
NRP Jones, LLC		Manufacturer of Hoses, Fittings and Assemblies
			Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
			Member Units		12/22/2011	65,962							114	53
			Member Units	(8)	12/22/2011								3,603	1,466
													5,797	3,599

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,426	18,426
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
		Preferred Member Units		1/31/2017	406							10,200	9,240
												34,288	36,416
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	12,750	12,682	12,750
		Preferred Member Units	(8)	4/1/2008	900							1,080	36,380
												13,762	49,130
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	22,040	21,925	22,040
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	17,050
												31,925	39,090
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				12/31/2027	3,500	3,497	3,500
		Secured Debt		4/27/2020		12.00%				12/31/2027	20,000	19,956	20,000
		Secured Debt		4/27/2020		12.00%				12/31/2027	27,681	27,601	27,681
		Preferred Equity	(8)	4/27/2020	15,061							13,000	44,090
												64,054	95,271
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt		12/21/2023		8.00%				12/31/2028	460	444	444
		Secured Debt		12/21/2023		13.00%				12/31/2028	30,640	30,339	30,339
		Preferred Equity		12/21/2023	440							12,540	12,540
												43,323	43,323
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(7)	—
		Secured Debt	(9)	11/15/2016		14.23%	SF+	8.75%		11/15/2027	19,877	19,697	19,877
		Common Stock		6/10/2010	2,000							2,150	16,980
		Common Stock	(29)	6/14/2022	238,421							238	368
												22,078	37,225
Principle Environmental, LLC	Noise Abatement Service Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	2/1/2011					11/15/2026	—	—	—
		Secured Debt		7/1/2011		13.00%			11/15/2026	5,897	5,829	5,829
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	10,750
		Common Stock		1/27/2021	1,037						1,200	510
											12,738	17,089
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,710

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(25)	12/15/2021					12/15/2026	—	(26)	(26)
		Secured Debt		12/15/2021		12.50%			12/15/2026	34,110	33,909	30,798
		Preferred Equity		12/15/2021	11,070						11,070	—
											44,953	30,772
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	1,840	1,840	1,726
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	15,200	15,200	14,262
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,510	15,988
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units	(8)	1/6/2011	460						1,290	4,734
											2,008	6,528
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2024	—	(1)	—
		Secured Debt		5/31/2019		12.00%			5/31/2024	7,920	7,911	7,920
		Common Stock	(8)	5/31/2019	615						4,655	12,740
											12,565	20,660

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							8,646	7,250
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													27,322	9,350
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (17) (25)	12/1/2021			SF+	6.00%		12/1/2023	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	28,200	28,035	28,035
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													40,275	40,275
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,080
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,475
Subtotal Control Investments (81.0% of net assets at fair value)													$1,435,131	$2,006,698
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$423	$419	$418
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	14,053	13,970	13,895
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													17,537	14,313
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000							2,256	1,990

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													2,576	2,310
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	16,980	16,980	12,144
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													21,750	12,144
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.38%	SF+	6.00%		12/17/2026	900	881	881
			Secured Debt		12/17/2021		13.00%				12/17/2026	20,025	19,906	19,906
			Common Stock		12/17/2021	450,000							4,500	4,500
													25,287	25,287
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.69%	SF+	6.00%		3/12/2025	4,560	4,560	4,560
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,224	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	16,000
													29,544	39,834
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							4,778	4,352

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	18,800	18,685	18,800
			Preferred Equity		11/19/2021	5,944							5,944	7,660
													24,629	26,460
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,313	8,443
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							2,005	2,631
													8,318	11,074
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	1,580

EIG Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (30)	11/6/2015	5,000,000							808	760

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	27,900

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,859	3,012
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							4,160	3,704
													7,019	6,716
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	9,345	9,302	9,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	11,460
													14,202	20,805
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							2,296	4,225
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							3,773	3,773
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	22.93%							1,400	1,869
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	996
													8,219	10,863
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.65%	SF+	6.00%		1/15/2026	1,974	1,972	1,974
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,144	45,256
			Preferred Member Units		12/2/2016	226							2,850	17,460
			Preferred Member Units	(29)	12/2/2016	226							150	920
													50,116	65,610
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,880
			Member Units	(8)	1/8/2003	322,297							2,352	3,340
													5,352	6,220
I-45 SLF LLC	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	10/20/2015								20,200	13,490

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	17,690

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	17,550	17,403	17,403
			Preferred Equity		3/31/2023	80,000							4,000	4,000
													21,403	21,403
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.16%	SF+	7.50%		8/20/2026	14,485	14,323	13,891
			Preferred Equity		12/7/2023	3,188	10.00%			10.00%			227	300
			Common Stock		8/20/2021	9,968							1,356	160
													15,906	14,351
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	4,514	4,487	4,487
			Secured Debt		9/1/2021		13.50%				1/31/2028	2,940	2,922	2,922
			Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.50%				1/31/2028	19,624	19,503	19,503
			Secured Debt		1/31/2023		13.50%				1/31/2028	10,562	10,273	10,273
			Common Stock		8/3/2021	203,016							2,756	2,680
													48,885	48,809
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		16.59%	SF+	9.00%	2.00%	6/21/2027	826	816	816
			Secured Debt	(9)	6/21/2023		16.59%	SF+	9.00%	2.00%	6/21/2027	711	697	697
			Secured Debt	(9)	6/21/2023		15.59%	SF+	8.00%	2.00%	6/21/2027	4,362	3,430	3,430
			Secured Debt	(9)	6/21/2023		17.59%	SF+	10.00%	2.00%	6/21/2027	4,362	3,430	3,430
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	2,091
													10,464	10,464
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021						12/10/2026	—	(18)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	24,207	24,066	24,207
			Preferred Equity		12/10/2021	3,310							3,635	9,620

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													27,683	33,827
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2024	4,415	4,415	1,493
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2024	2,116	2,116	716
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2024	983	983	332
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2024	964	964	326
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2024	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	3,172
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (17) (25)	8/6/2021			SF+	11.00%		8/6/2023	—	—	—
			Secured Debt	(9)	8/6/2021		16.48%	SF+	11.00%		8/6/2026	5,440	5,411	5,350
			Preferred Stock		8/6/2021	1,128							1,128	1,128
													6,539	6,478
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Preferred Member Units		1/8/2013	250							2,500	—

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.25%				6/16/2028	1,125	1,108	1,125
			Secured Debt	(23)	6/16/2023		12.47%				6/16/2028	54,536	54,295	54,536
			Preferred Member Units	(8)	8/31/2018	165							1,525	19,170
													56,928	74,831
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	11,440	11,345	11,440
			Common Stock		9/13/2018	70,000							456	2,310
													11,801	13,750
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	3,190
			Preferred Equity		12/31/2022	5,907,649							—	—
													4,884	3,190
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		8/31/2020		12.00%			8/31/2025	20,500	20,427	20,427
			Preferred Member Units		8/31/2020	1,636						4,500	5,940
												24,927	26,367
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		13.00%			8/9/2026	160	150	150
			Secured Debt		8/9/2021		13.00%			8/9/2026	7,521	7,475	7,347
			Preferred Stock		9/1/2023	172,110						172	172
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												14,197	14,069
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						3,719	5,694

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	25.00%						2,493	2,838

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%		15.00%	6/30/2028	1,714	1,714	3,889
			Secured Convertible Debt		1/1/2021		15.00%		15.00%	6/30/2028	840	840	1,908
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%		20.00%			2,609	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%		20.00%			2,188	3,698
			Preferred Stock		6/30/2017	2,281,682	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	945,507						—	—
												18,942	12,328
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%		14.00%			1,032	150
			Member Units	(29)	12/7/2016	4,000,000						4,000	—
												5,032	150
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%			12/12/2027	12,123	12,028	12,028
			Preferred Equity	(8)	12/12/2022	3,845						3,845	3,845
												15,873	15,873
Subtotal Affiliate Investments (24.8% of net assets at fair value)												$575,894	$615,002
Non-Control Investments (7)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	9/6/2022			P+	5.00%		9/6/2028	$—	$(62)	$—
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	1,921	1,894	1,921
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	19,817	19,303	19,817
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	1,372	1,305	1,372
													22,440	23,110
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25)	6/7/2023			SF+	7.50%		6/7/2028	—	(2)	(2)
			Secured Debt	(9)	6/7/2023		12.98%	SF+	7.50%		6/7/2028	24,796	24,526	24,796
			Warrants	(43)	6/7/2023	17,525					5/19/2028		—	110
													24,524	24,904
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,841	7,841	7,684
			Secured Debt	(9) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	21,207	21,168	20,784
													29,009	28,468
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.22%	SF+	5.75%		3/19/2026	10,952	10,856	10,860

AMEREQUIP LLC.	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Secured Debt	(9) (25)	8/31/2022			SF+	7.40%		8/31/2027	—	(108)	(108)
			Secured Debt	(9)	8/31/2022		12.76%	SF+	7.40%		8/31/2027	28,422	28,018	28,422
			Common Stock	(8)	8/31/2022	235							1,844	2,120
													29,754	30,434
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(8)	(8)
			Secured Debt	(9)	11/19/2021		13.50%	P+	5.00%		11/19/2026	6,550	6,512	6,550
													6,504	6,542
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	6,462	6,413	5,495
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	10,507	10,413	8,922
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	5,705	5,645	3,369
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	9,283	9,169	5,482

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													31,640	23,268
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,980	2,980	134
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	14,370	13,706	647
													16,686	781
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,907	1,907	1,907
			Secured Debt	(9)	11/6/2023		12.04%	SF+	6.50%	12.04%	11/6/2028	7,149	7,149	7,149
			Preferred Equity		11/6/2023	32,507							14,060	14,060
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													23,350	23,116
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,230

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		12.16%	SF+	6.50%		1/18/2027	360	360	360
			Secured Debt	(9)	1/18/2022		11.16%	SF+	5.50%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		13.16%	SF+	7.50%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	670
													14,400	14,350
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(120)	(38)
			Secured Debt	(9)	12/23/2022		12.76%	SF+	7.25%		12/23/2027	24,602	23,816	24,080
			Common Equity	(8)	12/15/2021	984							965	892
													24,661	24,934
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	11/12/2019	122,416							—	200
			Preferred Member Units	(8) (29)	7/6/2018	1,548,387							—	2,560
													—	2,760
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25)	6/30/2022			SF+	7.25%		6/30/2028	—	(62)	(62)
			Secured Debt	(9)	6/30/2022		12.64%	SF+	7.25%	6.25%	6/30/2028	29,403	29,006	27,550
													28,944	27,488

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	120

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	1,885	1,885	1,767
			Secured Debt	(9)	8/28/2020		13.96%	SF+	8.50%	12.96%	8/28/2025	3,676	3,076	3,446
			Common Stock		10/1/2020	723,184							1	550
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	120
													5,998	5,883
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25)	5/1/2023			SF+	7.00%		5/1/2028	—	(25)	(25)
			Secured Debt	(9)	5/1/2023		11.54%	SF+	6.00%		5/1/2028	6,405	6,294	6,405
			Secured Debt	(9)	5/1/2023		13.54%	SF+	8.00%		5/1/2028	6,405	6,294	6,405
			Preferred Equity		5/1/2023	571							571	500
			Common Equity		5/1/2023	571							—	—
													13,134	13,285
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	7,056	7,056	1,075
													7,817	1,836
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.55%							6,527	4,080
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,350	4,358
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.82%							2,000	2,448
													12,877	10,886
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2026	465	445	465
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2028	19,681	19,455	19,681
													19,900	20,146
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	1,788,527							1,789	1,789
			Preferred Equity		12/13/2021	596,176							—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													1,789	1,789
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25)	5/18/2022			SF+	6.00%		5/18/2027	—	(8)	(8)
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	7,933	7,872	7,933
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	6,102	6,061	6,102
			Common Equity		12/30/2022	245,926							246	246
													14,171	14,273
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (51)	2/7/2022		12.60%	SF+	7.00%		2/7/2027	2,071	1,901	1,988
			Secured Debt	(9)	2/7/2022		12.66%	SF+	7.00%		2/7/2027	36,540	36,077	35,064
			Secured Debt	(9)	6/24/2022		12.66%	SF+	7.00%		2/7/2027	2,024	1,999	1,943
			Secured Debt	(9)	3/27/2023		12.66%	SF+	7.00%		2/7/2027	4,893	4,792	4,695
													44,769	43,690
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,677	2,677	16

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (34)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	5,000	4,948	4,848
			Secured Debt	(9)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	18,313	18,119	17,757
													23,067	22,605
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,135

CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(66)	(66)
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(66)	(66)
			Secured Debt	(9)	12/27/2023		12.45%	SF+	7.00%		6/27/2027	11,250	10,920	10,920
													10,788	10,788
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	830

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,284	1,284
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260
													2,060	1,544
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.45%	SF+	5.00%	10.45%	12/31/2026	2,071	1,912	1,912
			Secured Debt	(9)	12/20/2022		12.45%	SF+	7.00%	12.45%	12/31/2026	2,113	1,880	1,859
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,920	3,831
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	967	930	927
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	4,792	4,758	4,596
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	9,557	9,483	9,167
			Secured Debt	(9)	4/20/2021		13.50%	SF+	8.00%		10/30/2025	1,982	1,964	1,901
			Secured Debt	(9)	10/14/2021		13.50%	SF+	8.00%		10/30/2025	10,846	10,747	10,403
													27,882	26,994
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.79%	SF+	6.25%		12/29/2027	8,965	8,841	8,158

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,567	1,918
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,980	899
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,564	1,720
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,742	5,858
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,083	1,413
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,495	4,056

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													25,431	15,864
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (25)	5/23/2022			P+	5.50%		5/23/2027	—	(35)	—
			Secured Debt	(9)	5/23/2022		11.98%	SF+	6.50%		5/23/2028	16,134	15,899	16,134
													15,864	16,134
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(35)	(35)
			Secured Debt	(9)	4/7/2023		13.45%	SF+	8.00%		4/7/2029	26,313	25,620	26,313
			Common Equity		4/7/2023	649,794							663	730
													26,248	27,008
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	3,692	3,670	3,626
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	44,169	43,905	43,373
													47,575	46,999
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	1,320
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,320
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (25)	11/10/2023			SF+	6.75%		11/10/2028	—	(256)	(256)
			Secured Debt	(9)	11/10/2023		12.22%	SF+	6.75%		11/10/2028	32,471	31,529	31,529
			Common Equity		11/10/2023	705,882							706	706
													31,979	31,979
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (52)	10/18/2019		11.96%	SF+	6.50%		4/2/2025	1,545	1,542	1,545
			Secured Debt	(9) (25)	10/18/2019			SF+	6.50%		4/2/2025	—	(9)	(9)
			Secured Debt	(9)	10/18/2019		11.96%	SF+	6.50%		4/2/2025	10,624	10,605	10,624
			Secured Debt	(9)	9/15/2023		11.96%	SF+	6.50%		4/2/2025	952	952	952
			Secured Debt	(9)	12/22/2023		11.96%	SF+	6.50%		4/2/2025	227	224	227
													13,314	13,339
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (47)	9/30/2022		11.28%	SF+	5.75%		9/30/2028	454	438	454
			Secured Debt	(9)	9/30/2022		11.38%	SF+	5.75%		9/30/2028	301	286	301

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	9/30/2022		11.25%	SF+	5.75%		9/30/2028	3,615	3,558	3,615
													4,282	4,370
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	370	370	336
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	3,751	3,751	3,406
													4,121	3,742
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(48)	(48)
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	6,733	6,622	6,733
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	16,622	16,384	16,622
													22,958	23,307
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		11.53%	SF+	6.00%		10/23/2026	25,162	25,162	24,397

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.91%	SF+	8.25%	2.00%	6/30/2026	7,167	7,031	6,581

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2026	—	(20)	—
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	9,399	9,294	9,399
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	4,953	4,899	4,953
													14,173	14,352
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (33)	6/8/2023		12.41%	SF+	7.00%		6/30/2028	1,581	1,500	1,571
			Secured Debt	(9)	6/8/2023		12.45%	SF+	7.00%		6/30/2028	20,768	20,217	20,637
			Common Equity		6/8/2023	849							1,166	1,110
													22,883	23,318
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.25%	SF+	7.75%	1.00%	7/31/2024	18,645	18,600	17,334

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (37)	8/13/2021		12.22%	SF+	6.75%		8/13/2026	1,390	1,367	1,390

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	8/13/2021		12.22%	SF+	6.75%		8/13/2026	19,044	18,842	19,044
			Preferred Member Units	(8) (29)	1/31/2018	144	10.00%			10.00%			138	178
			Preferred Member Units	(8) (29)	5/17/2019	80	20.00%			20.00%			102	120
			Member Units	(29)	6/17/2016	900							900	690
													21,349	21,422
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		11.21%	SF+	5.75%		11/1/2026	1,504	1,480	1,504
			Secured Debt	(9)	11/1/2021		11.21%	SF+	5.75%		11/1/2026	7,752	7,663	7,752
													9,143	9,256
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(70)	(70)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(57)	(57)
			Secured Debt	(9)	7/19/2023		11.65%	SF+	6.25%		7/19/2029	14,406	14,009	14,258
			Common Equity		7/19/2023	131,100							656	656
													14,538	14,787
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (35)	4/3/2023		13.53%	SF+	8.00%		4/3/2028	790	770	776
			Secured Debt	(9)	4/3/2023		13.55%	SF+	8.00%		4/3/2028	7,308	7,146	7,177
			Secured Debt	(9)	6/14/2023		13.55%	SF+	8.00%		4/3/2028	2,940	2,879	2,887
			Common Equity		4/3/2023	131,569							417	240
													11,212	11,080
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		15.48%	SF+	10.00%		8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (17)	8/7/2019		12.46%	SF+	7.00%	12.46%	8/7/2023	7,313	7,237	431
			Common Stock		12/7/2021	2,143							—	—
													9,072	2,212
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		11.47%	SF+	6.00%		7/19/2025	20,201	20,172	19,570

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		12.00%	SF+	6.50%		8/28/2025	519	516	509
			Secured Debt	(9)	8/28/2019		12.00%	SF+	6.50%		8/28/2025	16,812	16,747	16,515
													17,263	17,024

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.36%	SF+	5.75%		3/25/2027	6,656	6,544	5,325

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.04%	SF+	5.50%	8.54%	4/14/2028	2,615	2,374	2,301
			Common Equity		4/13/2023	186,322							—	—
													2,374	2,301
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.46%	SF+	7.00%		11/4/2024	835	823	835
			Secured Debt	(9)	11/8/2021		12.46%	SF+	7.00%		11/4/2024	1,974	1,974	1,974
			Preferred Equity		11/8/2021	2,826,667							110	1,090
													2,907	3,899
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	11/15/2021		23.63%	SF+	18.00%	23.63%	1/31/2024	2,431	2,431	2,074
			Secured Debt	(9) (14)	8/21/2019		21.63%	SF+	16.00%	21.63%	8/21/2024	2,057	2,038	143
			Secured Debt	(9) (14)	8/21/2019		21.63%	SF+	16.00%	21.63%	8/21/2024	1,978	1,959	137
			Common Stock		8/21/2019	472,579							4,429	—
													10,857	2,354
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (49)	12/22/2021		11.64%	SF+	6.00%		12/22/2026	3,137	3,036	3,137
			Secured Debt	(9)	12/22/2021		11.61%	SF+	6.00%		12/22/2026	36,000	35,562	36,000
			Common Equity		12/22/2021	1,684,211							1,684	1,710
													40,282	40,847
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		14.75%	SF+	9.25%		10/4/2026	1,034	1,002	943
			Secured Debt	(9)	10/4/2021		14.75%	SF+	9.25%		10/4/2026	7,448	7,365	6,782
													8,367	7,725
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.62%	SF+	5.00%		5/9/2026	14,325	14,237	13,895

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(30)	1/25/2013	2.27%							1,746	2,988

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.71%	SF+	7.25%		9/25/2024	7,960	7,940	7,960
			Secured Debt	(9)	5/2/2019		12.71%	SF+	7.25%		9/25/2024	5,246	5,231	5,246
			Secured Debt	(9)	11/20/2020		12.71%	SF+	7.25%		9/25/2024	2,803	2,796	2,803
			Secured Debt	(9)	2/26/2021		12.71%	SF+	7.25%		9/25/2024	1,056	1,053	1,056
			Secured Debt	(9)	5/12/2022		12.71%	SF+	7.25%		9/25/2024	10,694	10,658	10,694
													27,678	27,759
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		15.54%	SF+	9.00%	1.00%	8/16/2026	4,428	4,338	3,979

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	23,921	23,082	18,778

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (25)	3/15/2021			SF+	6.75%		3/15/2026	—	(28)	—
			Secured Debt	(9)	3/15/2021		12.28%	SF+	6.75%		3/15/2026	15,049	14,914	15,049
													14,886	15,049
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	2,803	2,785	2,803
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	3,925	3,899	3,925
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	3,464	3,440	3,464
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	7,796	7,727	7,796
													17,851	17,988
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	6.25%		4/3/2028	—	(51)	(51)
			Secured Debt	(9)	4/4/2022		11.46%	SF+	6.00%		4/3/2028	22,168	21,855	22,168
													21,804	22,117
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.52%	SF+	7.00%		12/31/2026	18,152	17,883	17,524

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (25)	11/30/2023			SF+	6.25%		11/30/2028	—	(42)	(42)
			Secured Debt	(9) (25)	11/30/2023			SF+	6.25%		11/30/2028	—	(16)	(16)
			Secured Debt	(9)	11/30/2023		10.64%	SF+	5.25%		11/30/2028	4,941	4,825	4,825
			Secured Debt	(9)	11/30/2023		12.64%	SF+	7.25%		11/30/2028	4,941	4,820	4,820
			Common Equity		11/30/2023	459,657							460	460
													10,047	10,047
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	3,889	3,839	3,938
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	10,211	10,068	11,164
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	17,213	16,987	17,213
			Common Stock		8/30/2022	44,445,814							889	678
													31,783	32,993
NBG Acquisition Inc	(11)	Wholesaler of Home Décor Products
			Secured Debt	(14)	4/28/2017						4/26/2024	3,849	3,834	115

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	7.00%		12/18/2026	—	(9)	(8)
			Secured Debt	(9) (25)	12/18/2019			SF+	7.00%		12/18/2026	—	—	—
			Secured Debt	(9)	12/18/2019		12.54%	SF+	7.00%		12/18/2026	20,467	20,255	20,467
			Secured Debt	(9)	12/18/2023		12.52%	SF+	7.00%		12/18/2026	7,222	7,089	7,222
													27,335	27,681
Obra Capital, Inc. (f/k/a Vida Capital, Inc.)	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		11.47%	SF+	6.00%		10/1/2026	17,373	16,558	14,897

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,443	4,443	57

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (25)	1/19/2022			SF+	5.75%		1/19/2027	—	(79)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (48)	1/19/2022		11.24%	SF+	5.75%		1/19/2027	3,204	3,135	3,186
			Secured Debt	(9)	1/19/2022		11.25%	SF+	5.75%		1/19/2027	18,597	18,265	18,490
													21,321	21,676
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.75%		6/7/2028	—	(82)	(82)
			Secured Debt	(9) (25)	6/7/2023			SF+	6.75%		6/7/2028	—	(82)	(82)
			Secured Debt	(9)	6/7/2023		12.12%	SF+	6.75%		6/7/2028	18,418	17,930	18,418
			Common Equity		6/7/2023	1,234							1,234	1,160
													19,000	19,414
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		12.28%	SF+	6.85%		5/1/2029	7,960	7,750	7,960
			Secured Debt	(9)	9/7/2023		12.20%	SF+	6.85%		5/1/2029	760	738	760
													8,488	8,720
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (39)	8/19/2022		12.80%	SF+	7.25%		8/19/2027	3,022	2,885	2,998
			Secured Debt	(9)	8/19/2022		12.88%	SF+	7.25%		8/19/2027	26,478	26,084	26,263
													28,969	29,261
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (25)	10/2/2023			SF+	8.00%		10/2/2028	—	(47)	(47)
			Secured Debt	(9)	10/2/2023		13.70%	SF+	8.00%		10/2/2028	9,844	9,610	9,610
			Preferred Equity		10/2/2023	3,281,250							3,281	3,281
													12,844	12,844
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (37)	4/8/2021		12.22%	SF+	6.75%		4/8/2026	824	816	772
			Secured Debt	(9)	4/8/2021		12.21%	SF+	6.75%		4/8/2026	13,369	13,280	12,512
													14,096	13,284
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		11.14%	SF+	5.50%		12/20/2024	19,704	19,595	14,715

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (36)	8/24/2023		18.47%	SF+	6.50%		8/24/2028	3,167	3,087	3,109

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	8/24/2023		11.88%	SF+	6.50%		8/24/2028	40,102	38,858	39,376
													41,945	42,485
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	6.50%		8/27/2026	—	(8)	—
			Secured Debt	(9)	8/27/2021		12.16%	SF+	6.50%		8/27/2026	3,376	3,328	3,314
			Secured Debt	(9)	8/27/2021		14.16%	SF+	8.50%		8/27/2026	3,376	3,328	3,266
													6,648	6,580
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		13.21%	SF+	7.75%		9/1/2025	548	536	534
			Secured Debt	(9)	9/1/2020		13.19%	SF+	7.75%		9/1/2025	14,323	14,260	13,951
			Secured Debt	(9)	9/1/2020		13.19%	SF+	7.75%		9/1/2025	574	572	559
													15,368	15,044
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.54%	SF+	6.00%	2.00%	11/16/2025	5,769	5,749	5,744
			Secured Debt	(9)	7/16/2021		13.54%	SF+	6.00%	2.00%	11/16/2025	8,121	8,059	8,086
													13,808	13,830
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		11.46%	SF+	6.00%		12/13/2026	446	394	394
			Secured Debt	(9)	12/10/2021		11.70%	SF+	6.00%		12/13/2026	34,886	34,472	34,886
			Common Equity		12/10/2021	863,636							864	836
													35,730	36,116
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25)	7/1/2022			SF+	8.00%		7/1/2027	—	(45)	—
			Secured Debt	(9)	7/1/2022		13.72%	SF+	8.00%		7/1/2027	15,728	15,506	15,728
			Common Stock		7/1/2022	638,710							639	500
													16,100	16,228
Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		11.04%	SF+	5.50%		10/1/2028	7,527	7,475	7,527
			Secured Debt	(9)	11/7/2023		11.28%	SF+	5.75%		10/1/2028	8,978	8,717	8,977
													16,192	16,504
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		10.88%	SF+	5.00%		12/18/2027	14,804	14,588	14,717

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,030

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,840

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.53%	SF+	7.15%	6.00%	5/2/2027	9,298	3,585	3,333
			Secured Debt	(14)	6/1/2023						5/2/2027	946	20	—
													3,605	3,333
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		11.46%	SF+	6.00%		9/8/2026	23,101	22,817	23,101
			Secured Debt	(9)	7/19/2023		11.96%	SF+	6.50%		9/8/2026	9,017	8,862	9,017
			Secured Debt	(9)	11/21/2023		11.96%	SF+	6.50%		9/8/2026	4,689	4,601	4,689
													36,280	36,807
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.99%	SF+	7.50%		4/5/2029	4,000	3,899	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(408)	(408)
			Secured Debt	(9)	11/9/2020		11.64%	SF+	6.00%		11/3/2027	17,433	17,195	15,775
													16,787	15,367
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,180

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9)	12/22/2023		12.63%	SF+	7.00%		12/22/2028	42,500	41,455	41,455

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,570

Wall Street Prep, Inc.	(10)	Financial Training Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9)	7/19/2021		12.54%	SF+	7.00%		7/19/2026	3,723	3,685	3,723
			Common Stock		7/19/2021	400,000							400	731
													4,081	4,450
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (49)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	1,853	1,825	1,853
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	386	364	386
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	15,886	15,736	15,886
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	12,707	12,585	12,707
													30,510	30,832
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (50)	3/1/2022		11.34%	SF+	6.00%		3/1/2028	2,405	2,365	2,405
			Secured Debt	(9)	3/1/2022		11.35%	SF+	6.00%		3/1/2028	10,658	10,512	10,658
			Secured Debt	(9)	11/3/2023		11.35%	SF+	6.00%		3/1/2028	5,303	5,199	5,303
			Common Stock		3/1/2022	1,541,400							1,541	2,990
													19,617	21,356
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (40)	11/19/2021		12.64%	SF+	7.00%		11/19/2026	2,222	2,198	2,222
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	2,067	2,036	2,067
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	9,300	9,193	9,300
													13,427	13,589
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9) (25)	12/17/2021			SF+	5.25%		12/17/2026	—	(163)	—
			Secured Debt	(9)	12/17/2021		11.22%	SF+	5.75%		12/17/2027	24,057	23,713	24,057
			Secured Debt	(9)	12/17/2021		11.25%	SF+	5.75%		12/17/2027	37,828	37,336	37,828
													60,886	61,885
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		13.00%	SF+	7.50%		8/9/2026	11,167	10,970	10,220

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (38)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	17,279	17,246	16,380
			Secured Debt	(9) (38)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	4,331	4,327	4,067
													21,573	20,447

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Subtotal Non-Control/Non-Affiliate Investments (67.2% of net assets at fair value)										$1,714,935	$1,664,571
Total Portfolio Investments, December 31, 2023 (173.0% of net assets at fair value)										$3,725,960	$4,286,271
Money market funds (included in cash and cash equivalents) (31)
Dreyfus Government Cash Management (44)										$13,476	$13,476
Fidelity Government Fund (45)										1,678	1,678
Fidelity Treasury (46)										70	70
Total money market funds										$15,224	$15,224
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Corporate Facility or SPV Facility (each as defined in Note B.5. — Summary of Significant Accounting Policies — Deferred Financing Costs, and together the “Credit Facilities”) or in support of the SBA-guaranteed debentures issued by the Funds.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of these floating rate loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.20%.
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
December 31, 2023
(dollars in thousands)
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 8.00% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(25)The position is unfunded and no interest income is being earned as of December 31, 2023. The position may earn a nominal unused facility fee on committed amounts.
(26)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Money market fund interests included in cash and cash equivalents.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)
(32)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(33)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 1.50%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(34)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(35)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(36)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(37)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(38)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(39)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(40)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(41)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(42)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(43)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(44)Effective yield as of December 31, 2023 was approximately 4.98% on the Dreyfus Government Cash Management.
(45)Effective yield as of December 31, 2023 was approximately 5.01% on the Fidelity Government Fund.
(46)Effective yield as of December 31, 2023 was approximately 4.99% on the Fidelity Treasury.
(47)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(48)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+5.75% (1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)
(49)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(50)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (0.75%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(51)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(52)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	8/16/2019			L+	10.00%		8/16/2024	$—	$(3)	$(3)
			Secured Debt	(9)	8/16/2019		14.13%	L+	10.00%		8/16/2024	4,665	4,545	4,545
			Preferred Member Units		5/20/2021	2,427							2,427	3,504
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,485	8,046
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,649	1,649
			Member Units		8/1/2013	1,500							1,500	800
													3,549	2,849
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	1,901	1,901	634
			Secured Debt	(14)	11/16/2017		5.00%				8/16/2023	3,015	2,857	1,005
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,484	1,639
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	3,320
													2,295	4,031
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/31/2027	—	(8)	(8)
			Secured Debt	(25)	3/7/2022						3/31/2027	—	—	—
			Secured Debt		3/7/2022		11.00%				3/31/2027	11,025	10,933	10,933
			Preferred Stock	(8)	3/7/2022	4,073							4,095	4,095
													15,020	15,020
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (29) (40)	12/31/2020		13.39%	SF+	9.26%		10/31/2027	99,194	98,576	99,194
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,420
													112,576	130,614

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.12%	L+	10.00%		1/9/2023	5,964	5,964	5,964
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	7,080
												10,244	13,044
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt	(30)	7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,340
		Preferred Member Units	(8) (30)	7/25/2016	17,742							1,000	1,000
												12,945	15,153
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	2,210

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(9)	3/30/2018		13.75%	L+	10.00%		7/29/2026	28,000	27,951	28,000
		Preferred Member Units	(8)	7/31/2019	3,671	15.00%			15.00%			3,994	3,994
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	25,495
												42,720	57,489
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,002

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		13.13%	L+	9.00%		1/4/2026	15,030	14,954	14,954
		Preferred Member Units		1/4/2019	13,309							6,122	8,700
												21,076	23,654
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			L+	6.00%		2/26/2023	—	—	—
		Secured Debt	(9)	2/26/2018		12.13%	L+	8.00%		2/26/2023	16,945	16,935	16,945
		Member Units	(8)	2/26/2018	4,347							11,440	22,920
		Member Units	(8) (30)	11/2/2018	1,047,146							1,773	2,710
												30,148	42,575
Charps, LLC	Pipeline Maintenance and Construction

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(25)	8/18/2014						1/31/2024	—	—	—
		Secured Debt		8/18/2014		10.00%				1/31/2024	5,746	5,746	5,746
		Common Stock	(8)	8/18/2014	5,873							2,720	22,830
												8,466	28,576
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Member Units		1/31/2008	2,955							2,975	11,830

Nebraska Vet AcquireCo, LLC	Mixed-Animal Veterinary and Animal Health Product Provider
		Secured Debt	(9) (25)	12/31/2020			L+	7.00%		12/31/2025	—	—	—
		Secured Debt		12/31/2020		12.00%				12/31/2025	20,094	19,972	20,094
		Secured Debt		12/31/2020		12.00%				12/31/2025	10,500	10,434	10,500
		Preferred Member Units		12/31/2020	6,987							6,987	7,700
												37,393	38,294
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
		Secured Debt		2/28/2018		11.00%				2/28/2025	11,465	11,335	8,477
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	1,110
												19,548	9,587
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2023	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							3,717	4,790
												5,797	6,870
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		10.63%	L+	6.50%		1/31/2025	4,400	4,399	4,399
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,414	18,414
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
		Preferred Member Units		1/31/2017	406							10,200	8,040
												35,075	36,003
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	15,750	15,634	15,750
		Preferred Member Units	(8)	4/1/2008	900							1,080	22,810
												16,714	38,560

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													46,439	50,249
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%				8/31/2023	1,840	1,840	1,840
			Secured Debt		8/31/2018		12.00%				8/31/2023	15,200	15,192	15,120
			Preferred Member Units		8/31/2018	544							9,245	7,681
													26,277	24,641
Televerde, LLC		Provider of Telemarketing and Data Services
			Preferred Stock		1/26/2022	248							718	1,794
			Member Units		1/6/2011	460							1,290	5,408
													2,008	7,202
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(25)	5/31/2019						5/31/2024	—	(5)	—
			Secured Debt		5/31/2019		12.00%				5/31/2024	7,920	7,894	7,920
			Common Stock	(8)	5/31/2019	615							4,655	7,800
													12,544	15,720
Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25) (30)	12/1/2021			L+	6.00%		12/1/2023	—	(21)	(21)
			Secured Debt	(30)	12/1/2021		11.50%				12/1/2026	30,400	30,158	30,161
			Preferred Equity	(8) (30)	12/1/2021	11,840							11,840	11,940
													41,977	42,080
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,676
			Preferred Member Units		6/30/2015	10,072							2,834	240
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	4,311
Subtotal Control Investments (80.8% of net assets at fair value)													$1,270,802	$1,703,172
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		8/3/2021	179,778							1,798	1,798
													37,931	37,931
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2023	4,415	4,415	2,606
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2023	2,116	2,116	1,249
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2023	983	983	580
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2023	964	964	569
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2023	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					12/31/2023		1,089	—
													12,683	5,309
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (25)	8/6/2021			L+	11.00%		8/6/2023	—	—	—
			Secured Debt	(9)	8/6/2021		15.13%	L+	11.00%		8/6/2026	5,600	5,559	5,559
			Preferred Stock		8/6/2021	1,056							1,056	1,056
													6,615	6,615
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)		Provider of Rigsite Accommodation Unit Rentals and Related Services
			Secured Debt	(14) (17) (39)	6/30/2015		12.00%				1/8/2018	30,369	29,865	—
			Preferred Member Units		1/8/2013	250							2,500	—
													32,365	—
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt	(25)	8/31/2018						8/31/2023	—	—	—
			Secured Debt		8/31/2018		9.50%				8/31/2023	89,786	89,708	89,786
			Preferred Member Units	(8)	8/31/2018	157							1,218	13,650
													90,926	103,436
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	13,840	13,698	13,840
			Common Stock	(8)	9/13/2018	70,000							456	1,530
													14,154	15,370
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.24%	L+	7.50%		8/20/2026	15,769	15,527	15,769
			Common Stock		8/20/2021	9,968							1,356	1,280

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													14,040	13,835
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9) (25) (29)	12/23/2022			SF+	7.25%		12/23/2027	—	(57)	(57)
			Secured Debt	(9) (29)	12/23/2022		12.17%	SF+	7.25%		12/23/2027	29,071	27,927	27,927
			Common Equity		12/15/2021	360							360	406
													28,230	28,276
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%			1.50%	1/6/2024	195	195	195
			Preferred Member Units	(8) (25) (30)	11/12/2019	122,416				16.00%			—	270
			Preferred Member Units	(8) (30)	7/6/2018	1,548,387	8.00%			8.00%			1,161	4,561
													1,356	5,026
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (29)	6/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(76)	(76)
			Secured Debt	(9) (29)	6/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	27,505	27,020	27,505
													26,944	27,429
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (25)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	8/28/2020		12.94%	L+	8.50%		8/28/2025	3,239	2,280	3,139
			Common Stock	(8)	10/1/2020	723,184							1	4,860
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	1,095
													3,317	9,094
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		12.50%	P+	9.25%		7/22/2019	7,056	7,056	2,916
													7,817	3,677
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	7/21/2014	1.55%							7,062	4,727
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	10/26/2016	0.59%							4,350	4,541
			LP Interests (Brightwood Capital Fund V, LP)	(31)	7/12/2021	1.31%							2,000	2,229

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													23,243	21,799
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	21,165

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (29)	8/16/2022		11.90%	SF+	8.00%		8/16/2027	1,092	871	1,077
			Secured Debt	(9) (25) (29)	8/16/2022			SF+	8.00%		8/16/2027	—	(74)	(74)
			Secured Debt	(9) (29)	8/16/2022		12.56%	SF+	8.00%		8/16/2027	14,389	14,125	14,186
			Common Stock		8/16/2022	201							201	201
													15,123	15,390
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (25)	4/13/2018			L+	7.50%		4/13/2023	—	(1)	(1)
			Secured Debt	(9)	4/13/2018		12.24%	L+	7.50%		4/13/2023	6,074	6,065	5,934
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,161	1,161
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	380
													8,001	7,474
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (29)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9) (29)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	3,346	3,290	3,276
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	5,021	4,967	4,916
			Secured Debt	(9)	11/19/2020		11.73%	L+	7.00%		10/30/2025	23,456	23,149	22,967
													31,406	31,159
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (29)	2/10/2022		10.67%	SF+	6.25%		2/10/2028	9,258	9,099	8,787

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		13.98%	L+	7.75%	1.50%	4/30/2024	18,515	18,384	17,464

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(29)	11/28/2022		14.42%	SF+	10.00%	14.42%	2/27/2023	806	769	769
			Secured Debt	(9) (35)	8/20/2020		13.00%	P+	5.50%	13.00%	2/27/2023	7,027	7,027	7,027
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	18,428	17,664	7,633
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			3,235	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,558,333							1,558	—
			Warrants	(25) (38)	11/20/2018	242,914					11/19/2028		—	—
													30,253	15,429
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	463	430	463
			Secured Debt	(9)	8/13/2021		11.50%	L+	6.75%		8/13/2026	19,239	18,956	19,239
			Preferred Member Units	(8) (30)	1/31/2018	144	10.00%			10.00%			129	145
			Preferred Member Units	(8) (30)	5/17/2019	80	20.00%			20.00%			92	93
			Member Units	(30)	6/17/2016	900							900	600
													20,507	20,540
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/1/2021			L+	5.50%		11/1/2026	—	(19)	(19)
			Secured Debt	(9)	11/1/2021		10.23%	L+	5.50%		11/1/2026	8,593	8,461	8,593
													8,442	8,574
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(44)	12/9/2021		14.22%	L+	10.00%		8/7/2023	1,682	1,682	1,682
			Secured Debt	(9) (14)	8/7/2019		12.07%	L+	7.00%	1.00%	8/7/2023	7,313	7,237	1,082
			Common Stock		12/7/2021	2,143							—	—
													8,919	2,764
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		10.38%	L+	6.00%		7/19/2025	20,467	20,418	15,811

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		10.14%	L+	6.50%		8/28/2025	622	618	622

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (29)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (29)	1/19/2022		10.26%	SF+	5.75%		1/19/2027	541	437	530
			Secured Debt	(9) (29) (47)	1/19/2022		9.96%	SF+	5.75%		1/19/2027	2,701	2,609	2,649
			Secured Debt	(9) (29)	1/19/2022		9.81%	SF+	5.75%		1/19/2027	18,293	17,852	17,939
													20,898	21,118
Project Eagle Holdings, LLC	(10)	Provider of Secure Business Collaboration Software
			Secured Debt	(9) (25)	7/6/2020			L+	6.25%		7/6/2026	—	(18)	(18)
			Secured Debt	(9)	7/6/2020		10.64%	L+	6.25%		7/6/2026	29,475	29,040	29,419
													29,022	29,401
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9) (25) (29)	8/19/2022			SF+	7.25%		8/19/2027	—	(174)	(174)
			Secured Debt	(9) (29)	8/19/2022		11.80%	SF+	7.25%		8/19/2027	28,265	27,749	27,911
													27,575	27,737
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25) (29)	4/8/2021			SF+	6.75%		4/8/2026	—	(11)	(11)
			Secured Debt	(9) (29)	4/8/2021		10.56%	SF+	6.75%		4/8/2026	13,369	13,241	12,094
													13,230	12,083
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		8.84%	L+	5.50%		12/20/2024	19,966	19,745	15,116

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	2,779							46	19
			Warrants	(26)	11/12/2015	327,532					10/20/2025		425	—
													471	19
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (29)	8/27/2021		10.97%	SF+	6.50%		8/27/2026	311	300	311
			Secured Debt	(9) (29)	8/27/2021		10.32%	SF+	6.50%		8/27/2026	2,333	2,291	2,333
			Secured Debt	(9) (29)	8/27/2021		10.32%	SF+	6.50%		8/27/2026	3,173	3,125	3,173
													5,716	5,817
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9) (29) (48)	9/1/2020		12.02%	SF+	7.75%		9/1/2025	1,361	1,343	1,258

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
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Corporate Facility or SPV Facility (each as defined in Note B.5. — Summary of Significant Accounting Policies — Deferred Financing Costs, and together the “Credit Facilities”) or in support of the SBA-guaranteed debentures issued by the Funds.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States and in secured debt investments of Middle Market companies generally headquartered in the United States.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 and financial position as of December 31, 2023 and 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at Main Street’s determination of fair value for its investments in a total of 70 and 66 LMM portfolio companies during the years ended December 31, 2023 and 2022, respectively, representing 95% and 94% of the total LMM portfolio at fair value as of December 31, 2023 and 2022, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm for both of the years ended December 31, 2023 and 2022.
For valuation purposes, the significant majority of Main Street’s Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 59 Private Loan portfolio companies during each of the years ended December 31, 2023 and 2022, representing 82% and 76% of the total Private Loan portfolio at fair value as of December 31, 2023 and 2022, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 94% and 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm for the years ended December 31, 2023 and 2022, respectively.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are either non-control or affiliate investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (98% and 89% as of December 31, 2023 and 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, the majority of Main Street’s Other Portfolio investments are non-control or affiliate investments. Main Street’s Other Portfolio investments comprised 3.3% and 2.8% of Main Street’s Investment Portfolio at fair value as of December 31, 2023 and 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of December 31, 2023 and 2022.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of December 31, 2023 and 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2023, the Company had $15.2 million of cash equivalents invested in AAA-rated money market funds. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments.
At December 31, 2023 and 2022, cash balances totaling $40.1 million and $46.3 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.

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
As of December 31, 2023, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 2.3% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 3.7% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2023, 2022 and 2021 (i) 2.2%, 1.4% and 2.6%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3%, 0.5% and 0.6%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$390,737	$284,746	$193,667
Dividend income	94,796	76,375	81,153
Fee income	14,852	15,739	14,227
Total interest, fee and dividend income	$500,385	$376,860	$289,047
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2023, 2022 and 2021, 1.8%, 1.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
9.     Deferred Compensation Plan
The Main Street Capital Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) allows directors and certain employees to defer receipt of some or all of their cash compensation or directors’ fees in accordance with plan terms. Deferred Compensation Plan participants elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested, and Main Street invests the deferred amounts through a trust (except for phantom Main Street stock units), pending distribution.
Compensation deferred under the Deferred Compensation Plan is recognized on the same basis as such compensation would have been recognized if not deferred. The appreciation (depreciation) in the fair value of deferred compensation plan assets is reflected in Main Street's Consolidated Statements of Operations as unrealized appreciation (depreciation), with the recognition of a corresponding and offsetting deferred compensation expense or (benefit), respectively. Deferred compensation expense or (benefit) does not result in a net cash impact to Main Street upon settlement. Investments in the trust are recognized on the Consolidated Balance Sheets as an asset of Main Street (other assets) and as a deferred compensation liability (other liabilities).
Phantom Main Street stock units under the Deferred Compensation Plan are not issued shares of Main Street common stock and are not included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees represented by such phantom stock units are earned over the service period. Additional phantom stock units from dividends on phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.
10.     Income Taxes
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
To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in Note E — Debt, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value Main Street’s debt instruments are considered to be level 2 according to the ASC 820 fair value hierarchy.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
14.     Recently Issued or Adopted Accounting Standards
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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the years ended December 31, 2023 and 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of December 31, 2023 and 2022, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023, Main Street held no short-term portfolio investments. As of December 31, 2022, Main Street held one short-term portfolio investment, which was a secured debt investment. The fair value determination for this investment consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investment. As a result, Main Street’s short-term portfolio investment was categorized as Level 2 as of December 31, 2022.
As of December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2023 and 2022:

Type of Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted Average (4)	Median (4)
Equity investments	$1,402,354	Discounted cash flow	WACC	9.7% - 22.7%	14.5%	15.5%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.8x - 8.9x (2)	7.1x	6.4x
Debt investments	$2,720,425	Discounted cash flow	Risk adjusted discount factor (5)	9.8% - 18.0% (2)	12.9%	13.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.7%	100.0%
Debt investments	$163,492	Market approach	Third-party quote	3.0 - 100.0	89.8	92.4
Total Level 3 investments	$4,286,271
______________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 7.0% - 31.6%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 7.2x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Type of Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted Average (4)	Median (4)
Equity investments	$1,172,077	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.4%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.3x - 8.3x (2)	6.7x	6.0x
Debt investments	$2,663,958	Discounted cash flow	Risk adjusted discount factor (5)	8.5% - 18.8%(2)	12.2%	12.4%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$264,238	Market approach	Third-party quote	5.6 - 98.5	87.0	91.4
Total Level 3 investments	$4,100,273
______________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 6.5% - 43.3%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 6.1x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(5)Discount rate includes the effect of the standard LIBOR and SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2023
Debt	$2,928,196	$—	$(891,359)	$800,838	$114,759	$(24,629)	$(43,888)	$2,883,917
Equity	1,166,643	—	(46,829)	89,950	3,028	136,570	46,382	1,395,744
Equity Warrant	5,434	—	(425)	2,091	425	1,661	(2,576)	6,610
	$4,100,273	$—	$(938,613)	$892,879	$118,212	$113,602	$(82)	$4,286,271
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
At December 31, 2023 and 2022, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,273,000	$—	$—	$2,273,000
Private Loan portfolio investments	1,453,549	—	—	1,453,549
Middle Market portfolio investments	243,695	—	—	243,695
Other Portfolio investments	141,964	—	—	141,964
External Investment Manager	174,063	—	—	174,063
Total investments	$4,286,271	$—	$—	$4,286,271

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,060,459	$—	$—	$2,060,459
Private Loan portfolio investments	1,471,466	—	—	1,471,466
Middle Market portfolio investments	329,119	—	—	329,119
Other Portfolio investments	116,299	—	—	116,299
External Investment Manager	122,930	—	—	122,930
Short-term portfolio investments	1,904	—	1,904	—
Total investments	$4,102,177	$—	$1,904	$4,100,273
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
Main Street’s LMM investment strategy is focused on investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $100 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”). Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the years ended December 31, 2023, 2022 and 2021 are net of expenses allocated to the External Investment Manager of $22.1 million, $13.0 million and $10.3 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2023, 2022 and 2021, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below):

	As of December 31, 2023
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	80	87	23
Fair value	$2,273.0	$1,453.5	$243.7
Cost	$1,782.9	$1,470.1	$294.4
Debt investments as a % of portfolio (at cost)	72.0%	94.7%	91.4%
Equity investments as a % of portfolio (at cost)	28.0%	5.3%	8.6%
% of debt investments at cost secured by first priority lien	99.2%	100.0%	99.1%
Weighted-average annual effective yield (b)	13.0%	12.9%	12.5%
Average EBITDA (c)	$8.2	$27.2	$64.2
______________________
(a)At December 31, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.9% for its LMM portfolio, 12.5% for its Private Loan portfolio and 10.8% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
For the years ended December 31, 2023 and 2022, Main Street achieved a total return on investments of 16.3% and 11.1%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of December 31, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, Main Street had Other Portfolio investments in 14 entities, collectively totaling $116.3 million in fair value and $120.4 million in cost basis and which comprised 2.8% and 3.2% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, this investment had a fair value of $122.9 million and a cost basis of $29.5 million, which comprised 3.0% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	December 31, 2023	December 31, 2022
First lien debt	82.7%	85.0%
Equity	16.8	14.2
Second lien debt	0.1	0.3
Equity warrants	0.2	0.2
Other	0.2	0.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2023	December 31, 2022
First lien debt	71.6%	75.2%
Equity	27.8	24.1
Second lien debt	0.2	0.3
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2023	December 31, 2022
West	25.8%	28.5%
Northeast	22.3	19.0
Southwest	19.7	20.1
Midwest	17.0	16.3
Southeast	13.1	14.0
Canada	0.4	0.6
Other Non-United States	1.7	1.5
	100.0%	100.0%

Fair Value:	December 31, 2023	December 31, 2022
West	25.4%	28.7%
Southwest	22.0	21.4
Northeast	21.3	18.8
Midwest	18.1	16.6
Southeast	11.3	12.4
Canada	0.3	0.6
Other Non-United States	1.6	1.5
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	December 31, 2023	December 31, 2022
Machinery	7.7%	7.4%
Internet Software & Services	7.6	8.0
Professional Services	6.0	4.2
Health Care Providers & Services	5.4	4.7
IT Services	5.0	3.3
Construction & Engineering	4.9	5.8
Diversified Consumer Services	4.9	4.5
Commercial Services & Supplies	4.5	6.7
Distributors	4.3	5.1
Containers & Packaging	3.8	2.6
Textiles, Apparel & Luxury Goods	3.2	1.9
Leisure Equipment & Products	3.1	4.5
Tobacco	3.1	3.1
Aerospace & Defense	2.9	2.3
Energy Equipment & Services	2.7	3.7
Computers & Peripherals	2.7	2.2
Media	2.4	2.4
Specialty Retail	2.1	3.2
Software	2.0	1.9
Building Products	1.7	1.9
Diversified Financial Services	1.7	1.5
Electrical Equipment	1.6	1.0
Auto Components	1.6	1.7
Food Products	1.6	1.6
Food & Staples Retailing	1.6	1.2
Electronic Equipment, Instruments & Components	1.5	1.6
Internet & Catalog Retail	1.3	1.3
Health Care Equipment & Supplies	1.3	1.3
Communications Equipment	1.2	1.8
Hotels, Restaurants & Leisure	1.1	1.1
Chemicals	1.0	1.1
Household Products	1.0	0.4
Diversified Telecommunication Services	0.3	1.9
Other (1)	3.2	3.1
	100.0%	100.0%
______________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2023	December 31, 2022
Machinery	8.8%	8.4%
Diversified Consumer Services	7.1	6.8
Professional Services	6.5	3.8
Internet Software & Services	6.2	6.8
Construction & Engineering	5.1	5.7
Health Care Providers & Services	5.0	4.3
IT Services	4.6	3.1
Distributors	4.5	5.5
Computers & Peripherals	4.4	3.0
Commercial Services & Supplies	3.9	6.1
Containers & Packaging	3.9	2.8
Tobacco	3.2	3.4
Specialty Retail	2.7	3.5
Media	2.7	3.0
Aerospace & Defense	2.7	2.2
Textiles, Apparel & Luxury Goods	2.6	1.8
Energy Equipment & Services	2.5	2.7
Leisure Equipment & Products	2.5	4.0
Software	2.1	2.1
Electrical Equipment	1.7	1.0
Diversified Financial Services	1.6	1.7
Food Products	1.5	1.8
Building Products	1.5	1.9
Auto Components	1.5	1.6
Internet & Catalog Retail	1.2	1.3
Food & Staples Retailing	1.2	1.1
Air Freight & Logistics	1.1	0.9
Construction Materials	1.0	1.0
Health Care Equipment & Supplies	1.0	1.0
Chemicals	0.9	1.1
Diversified Telecommunication Services	0.2	1.8
Other (1)	4.6	4.8
	100.0%	100.0%
______________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At December 31, 2023 and 2022, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of December 31, 2023, 2022 and 2021, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment origination activity and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2023, 2022 and 2021, the total contribution to Main Street’s net investment income was $33.4 million, $22.3 million and $16.5 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is as follows:

	As of December 31, 2023	As of December 31, 2022
	(dollars in thousands)
Accounts receivable - advisory clients	$10,777	$8,130
Intangible Asset	29,500	29,500
Total assets	$40,277	$37,630

Accounts payable to MSCC and its subsidiaries	$7,551	$4,455
Dividend payable to MSCC and its subsidiaries	3,226	3,675
Equity	29,500	29,500
Total liabilities and equity	$40,277	$37,630

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Management fee income	$22,424	$21,776	$17,665
Incentive fees	13,442	2,516	622
Administrative services fees	608	605	—
Total revenues	36,474	24,897	18,287
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(18,794)	(10,129)	(8,417)
Other G&A expenses	(3,256)	(2,835)	(1,860)
Total allocated expenses	(22,050)	(12,964)	(10,277)
Other direct G&A expenses	(260)	—	—
Total expenses	(22,310)	(12,964)	(10,277)
Pre-tax income	14,164	11,933	8,010
Tax expense	(2,855)	(2,636)	(1,795)
Net income	$11,309	$9,297	$6,215
NOTE E — DEBT
Summary of Mains Street’s debt as of December 31, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$200,000	$—	$200,000	$200,000
SPV Facility	160,000	—	160,000	160,000
July 2026 Notes	500,000	(1,338)	498,662	458,105
May 2024 Notes	450,000	182	450,182	447,246
SBIC Debentures	350,000	(5,465)	344,535	288,468
December 2025 Notes	150,000	(1,035)	148,965	151,155
Total Debt	$1,810,000	$(7,656)	$1,802,344	$1,704,974
___________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Summary of Main Street’s debt as of December 31, 2022 is as follows:

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
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Corporate Facility	$26,605	$18,820	$5,204
SPV Facility	14,491	1,375	—
July 2026 Notes	15,526	15,526	10,988
May 2024 Notes	22,855	22,855	22,855
SBIC Debentures	11,394	11,337	10,857
December 2025 Notes	11,704	174	—
December 2022 Notes	—	8,189	8,932
Total Interest Expense	$102,575	$78,276	$58,836
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of December 31, 2023, the Corporate Facility included total commitments of $995.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of December 31, 2023, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2023, the interest rate on the Corporate Facility was 7.3%. The average interest rate for borrowings under the Corporate Facility was 7.0% and 3.6% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, Main Street was in compliance with all financial covenants of the Corporate Facility.

SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, maintains the SPV Facility to finance its investment and operational activities. As of December 31, 2023, the SPV Facility included total commitments of $430.0 million from a diversified group of six lenders and contained an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2023, the interest rate on the SPV Facility was 7.9%. The average interest rate for borrowings under the SPV Facility was 7.6% and 6.7% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s balance sheets as of December 31, 2023 and 2022 are as follows:
Balance Sheets
(dollars in thousands)

	December 31, 2023	December 31, 2022

ASSETS
Investments at fair value:
Non-Control Investments (cost: $315,373 and $314,752 as of December 31, 2023 and 2022, respectively)	$317,392	$316,507
Cash and cash equivalents	12,817	10,838
Interest and dividend receivable and other assets	2,956	2,828
Accounts receivable to MSCC and its subsidiaries	—	556
Receivable for securities sold	—	369
Deferred financing costs (net of accumulated amortization of $783 and $141 as of December 31, 2023 and 2022, respectively)	3,829	2,630
Total assets	$336,994	$333,728
LIABILITIES
SPV Facility	$160,000	$200,000
Accounts payable and other liabilities	7,170	112
Interest payable	1,135	1,272
Total liabilities	168,305	201,384
NET ASSETS
Contributed capital	138,163	126,010
Total undistributed earnings	30,526	6,334
Total net assets	168,689	132,344
Total liabilities and net assets	$336,994	$333,728

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s statements of operations for the year ended December 31, 2023 and the period from November 22, 2022 to December 31, 2022 are as follows:
Statements of Operations
(dollars in thousands)

	Year Ended December 31,	Period from November 22, 2022 to December 31,
	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$40,152	$3,454
Total investment income	40,152	3,454
EXPENSES:
Interest	(14,491)	(1,414)
Management Fee to MSCC	(1,603)	(89)
General and administrative	(130)	(25)
Total expenses	(16,224)	(1,528)
NET INVESTMENT INCOME	23,928	1,926
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	264	4,408
Total net unrealized appreciation (depreciation)	264	4,408
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,192	$6,334
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
As of December 31, 2023, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2023, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both December 31, 2023 and December 31, 2022. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.0% and 2.9% as of December 31, 2023 and December 31, 2022, respectively. The first principal maturity due under the existing SBIC debentures is in 2024, and the weighted-average remaining duration as of December 31, 2023 was 4.6 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of December 31, 2023, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $172.0 million that was net of unamortized debt issuance costs of $3.0 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $172.5 million that was net of unamortized debt issuance costs of $2.5 million.
The maturity dates and fixed interest rates for Main Street’s SBIC debentures as of December 31, 2023 and 2022 are summarized as follows:

Maturity Date	Fixed Interest Rate	Principal Balance
		December 31, 2023	December 31, 2022
3/1/2023	3.16%	$—	$16,000,000
3/1/2024	3.95%	39,000,000	39,000,000
3/1/2024	3.55%	24,800,000	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	43,000,000
9/1/2028	3.55%	32,000,000	32,000,000
3/1/2030	2.35%	15,000,000	15,000,000
9/1/2030	1.13%	10,000,000	10,000,000
9/1/2030	1.31%	10,000,000	10,000,000
3/1/2031	1.94%	25,200,000	25,200,000
9/1/2031	1.58%	60,000,000	60,000,000
9/1/2033	5.74%	16,000,000	—
Ending Balance		$350,000,000	$350,000,000
December 2025 Notes
In December 2022, Main Street issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Series A Notes”) at par. In February 2023, Main Street issued an additional $50.0 million in aggregate principal amount of 7.53% Series B unsecured notes due December 23, 2025 (the “December 2025 Series B Notes” and, together with the December 2025 Series A Notes, the “December 2025 Notes”) at par. The December 2025 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The December 2025 Notes may be redeemed in whole or in part at any time at Main Street’s option at par plus accrued interest to the prepayment date, subject to certain make-whole provisions. The December 2025 Series A Notes and the December 2025 Series B Notes bear interest at a rate of 7.84% and 7.53% per year, respectively,

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
payable semiannually on June 23 and December 23 of each year. In addition, Main Street is obligated to offer to repay the December 2025 Notes at par plus accrued and unpaid interest if certain change in control events occur. The December 2025 Notes will bear interest at an increased rate from the date that (i) the December 2025 Notes receive a below investment grade rating by a rating agency if there is one or two rating agencies providing ratings of the December 2025 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), or (ii) the ratio of the Company’s consolidated secured indebtedness (other than indebtedness of the Funds or any Structured Subsidiaries) to the value of its consolidated total assets is greater than 0.35 to 1.00 (a “Secured Debt Ratio Event”), to and until the date on which the Below Investment Grade Event and the Secured Debt Ratio Event are no longer continuing. The governing agreement for the December 2025 Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, as well as customary events of default with customary cure and notice periods.
As of December 31, 2023, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
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
Contractual Payment Obligations
A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2023 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
Corporate Facility	$—	$—	$—	$200,000	$—	$—	$200,000
SPV Facility	—	—	—	160,000	—	—	160,000
July 2026 Notes	—	—	500,000	—	—	—	500,000
May 2024 Notes	450,000	—	—	—	—	—	450,000
SBIC debentures	63,800	—	—	75,000	75,000	136,200	350,000
December 2025 Notes	—	150,000	—	—	—	—	150,000
Total	$513,800	$150,000	$500,000	$435,000	$75,000	$136,200	$1,810,000
Senior Securities
Information about Main Street’s senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
SBIC Debentures
2014	$225,000	$2,323	—	N/A

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
2015	225,000	2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
2021	350,000	1,985	—	N/A
2022	350,000	2,044	—	N/A
2023	350,000	2,364	—	N/A
Corporate Facility
2014	$218,000	$2,323	—	N/A
2015	291,000	2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
2021	320,000	1,985	—	N/A
2022	407,000	2,044	—	N/A
2023	200,000	2,364	—	N/A
SPV Facility
2022	$200,000	$2,044	—	N/A
2023	160,000	2,364	—	N/A
April 2023 Notes
2014	$90,823	$2,323	—	$24.78
2015	90,738	2,368	—	25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
December 2019 Notes
2014	$175,000	$2,323	—	N/A
2015	175,000	2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
December 2022 Notes
2017	$185,000	$2,687	—	N/A
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(dollars in thousands)
2020	185,000	2,244	—	N/A
2021	185,000	1,985	—	N/A
May 2024 Notes
2019	$325,000	$2,363	—	N/A
2020	450,000	2,244	—	N/A
2021	450,000	1,985	—	N/A
2022	450,000	2,044	—	N/A
2023	450,000	2,364	—	N/A
July 2026 Notes
2021	$500,000	$1,985	—	N/A
2022	500,000	2,044	—	N/A
2023	500,000	2,364	—	N/A
December 2025 Notes
2022	$100,000	$2,044	—	N/A
2023	150,000	2,364	—	N/A
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
Per Share Data:	2023	2022	2021	2020	2019
NAV at the beginning of the period	$26.86	$25.29	$22.35	$23.91	$24.09
Net investment income (1)	4.14	3.29	2.65	2.10	2.50
Net realized gain (loss) (1)(2)	(1.47)	(0.07)	0.66	(1.77)	(0.33)
Net unrealized appreciation (depreciation) (1)(2)	2.84	0.33	1.97	(0.09)	(0.09)
Income tax benefit (provision) (1)(2)	(0.28)	(0.31)	(0.48)	0.21	(0.02)
Net increase in net assets resulting from operations (1)	5.23	3.24	4.80	0.45	2.06
Dividends paid from net investment income	(3.70)	(2.95)	(2.58)	(2.46)	(2.91)
Dividends paid	(3.70)	(2.95)	(2.58)	(2.46)	(2.91)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.67	1.17	0.58	0.41	0.55
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.10	0.09	0.09	0.08	0.12
Other (3)	0.05	0.03	0.06	(0.04)	0.01
NAV at the end of the period	$29.20	$26.86	$25.29	$22.35	$23.91
Market value at the end of the period	$43.23	$36.95	$44.86	$32.26	$43.11
Shares outstanding at the end of the period	84,833,002	78,506,816	70,737,021	67,762,032	64,252,937

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
Per Share Data:	2018	2017	2016	2015	2014
NAV at the beginning of the period	$23.53	$22.10	$21.24	$20.85	$19.89
Net investment income (1)	2.60	2.39	2.23	2.18	2.20
Net realized gain (loss) (1)(2)	(0.03)	0.19	0.56	(0.43)	0.53
Net unrealized appreciation (depreciation) (1)(2)	0.32	0.86	(0.14)	0.20	(0.27)
Income tax benefit (provision) (1)(2)	(0.09)	(0.43)	0.02	0.18	(0.15)
Net increase in net assets resulting from operations (1)	2.80	3.01	2.67	2.13	2.31
Dividends paid from net investment income	(2.69)	(2.47)	(1.99)	(2.49)	(2.17)
Distributions from capital gains	(0.16)	(0.32)	(0.74)	(0.16)	(0.38)
Dividends paid	(2.85)	(2.79)	(2.73)	(2.65)	(2.55)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.47	1.07	0.76	0.74	1.07
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.06	0.08	0.12	0.12
Other (3)	0.06	0.09	0.09	0.06	0.02
NAV at the end of the period	$24.09	$23.53	$22.10	$21.24	$20.85
Market value at the end of the period	$33.81	$39.73	$36.77	$29.08	$29.24
Shares outstanding at the end of the period	61,264,861	58,660,680	54,354,857	50,413,744	45,079,150
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and income tax provision or benefit can fluctuate significantly from period to period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands)
NAV at end of period	$2,477,399	$2,108,586	$1,788,846	$1,514,767	$1,536,390
Average NAV	$2,276,932	$1,923,134	$1,626,585	$1,436,291	$1,517,615
Average outstanding debt	$1,951,923	$1,882,462	$1,417,831	$1,152,108	$1,055,800
Ratio of total expenses, including income tax expense, to average NAV (1)	8.08%	8.05%	8.56%	4.95%	5.75%
Ratio of operating expenses to average NAV (2)	7.09%	6.84%	6.54%	5.89%	5.67%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.58%	2.77%	2.92%	2.44%	2.36%
Ratio of net investment income to average NAV	14.89%	12.76%	11.23%	9.60%	10.37%
Portfolio turnover ratio	19.24%	16.79%	29.81%	18.00%	18.86%
Total investment return (3)	28.23%	(11.18)%	48.24%	(19.11)%	36.86%
Total return based on change in NAV (4)	20.32%	13.51%	21.84%	1.91%	8.78%

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
NAV at end of period	$1,476,049	$1,380,368	$1,201,481	$1,070,894	$939,982
Average NAV	$1,441,163	$1,287,639	$1,118,567	$1,053,313	$885,568
Average outstanding debt	$947,694	$843,993	$801,048	$759,396	$575,524
Ratio of total expenses, including income tax expense, to average NAV (1)	5.75%	7.37%	5.48%	4.63%	5.82%
Ratio of operating expenses to average NAV (2)	5.32%	5.47%	5.59%	5.45%	5.11%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.30%	2.63%	2.58%	2.41%	2.44%
Ratio of net investment income to average NAV	10.87%	10.51%	10.35%	10.15%	10.79%
Portfolio turnover ratio	29.13%	38.18%	24.63%	25.37%	35.71%
Total investment return (3)	(8.25)%	16.02%	37.36%	8.49%	(3.09)%
Total return based on change in NAV (4)	12.19%	14.20%	12.97%	11.11%	12.71%
___________________________
(1)Total expenses are the sum of operating expenses and net income tax provision or benefit. Net income tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss and interest expense carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
(2)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $22.1 million, $13.0 million, $10.3 million, $7.4 million, $6.7 million, $6.8 million, $6.4 million, $5.1 million, $4.3 million and $2.0 million for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, respectively.

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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2023, Main Street paid regular monthly dividends of $0.225 per share for each month of January through June, regular monthly dividends of $0.23 per share for each month of July through September and regular monthly dividends of $0.235 per share for each month of October through December. The 2023 regular monthly dividends, which total $224.3 million, or $2.745 per share, represent a 5.8% increase from the regular monthly dividends paid totaling $192.3 million, or $2.595 per share, for the year ended December 31, 2022.
During 2023, Main Street also paid supplemental dividends of $0.175 per share in March, $0.225 per share in June, $0.275 per share in September and $0.275 per share in December, totaling $78.6 million, or $0.95 per share. During 2022, Main Street paid supplemental dividends of $0.075 per share in March, $0.075 per share in June, $0.10 per share in September and $0.10 per share in December, totaling $26.4 million, or $0.35 per share.
During 2023, the regular monthly dividends and supplemental dividends paid totaled $302.9 million, or $3.695 per share, representing a 25.5% increase from the total dividends paid during the year ended December 31, 2022. During the year ended December 31, 2022, the regular monthly dividends and supplemental dividends paid totaled $218.7 million, or $2.945 per share.
For tax purposes, the 2023 dividends were comprised of (i) ordinary income totaling $3.394 per share and (ii) qualified dividend income totaling $0.301 per share. As of December 31, 2023, Main Street estimates that it has generated undistributed taxable income of $76.5 million, or $0.90 per share, that will be carried forward toward distributions to be paid in 2024.
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
The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
gains and return of capital. The tax character of distributions paid for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Ordinary income (1)	$278,165	$195,238	$129,625
Qualified dividends	24,100	22,991	47,202
Distributions on tax basis	$302,265	$218,229	$176,827
___________________________
(1)The years ended December 31, 2023, 2022 and 2021 include $3.3 million, $2.3 million and $1.8 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$428,447	$241,606	$330,762
Book-tax difference from share-based compensation expense	962	142	(3,213)
Net unrealized appreciation	(232,577)	(24,816)	(135,624)
Income tax provision	22,642	23,325	32,863
Pre-tax book loss (income) not consolidated for tax purposes	20,726	(37,630)	(59,634)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	72,389	17,043	39,819
Estimated taxable income (1)	312,589	219,670	204,973
Taxable income earned in prior year and carried forward for distribution in current year	49,216	50,834	24,359
Taxable income earned prior to period end and carried forward for distribution next period	(76,510)	(66,892)	(65,994)
Dividend payable as of period end and paid in the following period	20,368	17,676	15,159
Total distributions accrued or paid to common stockholders	$305,663	$221,288	$178,497
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense (benefit), which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Current tax expense (benefit):
Federal	$1,198	$516	$(235)
State	2,245	1,845	3,377
Excise	3,190	2,838	2,590
Total current tax expense	6,633	5,199	5,732
Deferred tax expense:
Federal	14,181	13,176	23,205
State	1,828	4,950	3,926
Total deferred tax expense	16,009	18,126	27,131

Total income tax provision	$22,642	$23,325	$32,863
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
As of December 31, 2023, the cost of investments for U.S. federal income tax purposes was $3,602.7 million, with such investments having an estimated net unrealized appreciation of $683.7 million, composed of gross unrealized appreciation of $970.4 million and gross unrealized depreciation of $286.7 million.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$39,079	$35,043
Interest expense carryforwards	20,126	6,171
Other	4,190	3,401
Total deferred tax assets	63,395	44,615
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(90,981)	(64,219)
Net basis differences in portfolio investments	(36,272)	(28,245)
Total deferred tax liabilities	(127,253)	(92,464)
Total deferred tax liabilities, net	$(63,858)	$(47,849)
The net deferred tax liability at December 31, 2023 and 2022 was $63.9 million and $47.8 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss or interest expense carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets at December 31, 2023 and 2022. At December 31, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2035 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of December 31, 2023, for U.S. federal income tax purposes at the RIC level, MSCC had net capital loss carryforwards totaling $60.3 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSCC maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the year ended December 31, 2023, Main Street sold 5,149,460 shares of its common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2023, sales transactions representing 2,323 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidate Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2022, Main Street entered into new distribution agreements to sell up to 15,000,000 shares through the ATM Program. As of December 31, 2023, 5,313,224 shares remained available for sale under the ATM Program.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Summarized DRIP information for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
DRIP participation	$30,719	$24,131	$16,283
Shares issued for DRIP	765,427	625,196	404,384
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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2023.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(558,807)
Restricted stock available for issuance as of December 31, 2023	4,441,193
As of December 31, 2023, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(7,525)
Restricted stock available for issuance as of December 31, 2023	292,475
For the years ended December 31, 2023, 2022 and 2021, Main Street recognized total share-based compensation expense of $16.5 million, $13.6 million and $10.9 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the year ended December 31, 2023 is as follows:

	Year Ended December 31, 2023
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2022	817,401		$38.78
Granted (1)	551,730		39.43
Vested (1)(2)	(398,914)		39.20
Forfeited	(11,992)		40.47
Non-vested, December 31, 2023	958,225		$40.48
Aggregate intrinsic value as of December 31, 2023 (in thousands)	$41,424	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 151,058 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of December 31, 2023 and $43.23 per share, the closing price of our common stock on December 31, 2023.

The total fair value of RSAs that vested during the years ended December 31, 2023, 2022 and 2021, was $15.6 million, $10.5 million and $10.9 million, respectively.
As of December 31, 2023, there was $26.3 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.3 years as of December 31, 2023.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE K — COMMITMENTS AND CONTINGENCIES
At December 31, 2023, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	649
3,649

EnCap Equity - Fund XII, LP	10,000

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	8,340
Freeport Financial SBIC Fund LP	4,490
12,830

Harris Preston Fund Investments
HPEP 4, L.P.	8,378
HPEP 3, L.P.	1,308
HPEP 423 COR, LP	600
2717 MH, L.P.	52
10,338

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	8,847

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	7,500
UnionRock Energy Fund II, LP	1,465
8,965

Total Equity Commitments (1)(2)	$55,379

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

MS Private Loan Fund II, LP	$26,500
MS Private Loan Fund I, LP	10,000
Power System Solutions	9,255
Garyline, LLC	8,824
CQ fluency, LLC	6,750
Insight Borrower Corporation	6,688
PTL US Bidco, Inc	6,520
SI East, LLC	6,375
AB Centers Acquisition Corporation	6,172
Veregy Consolidated, Inc.	5,875

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

JTI Electrical & Mechanical, LLC	5,284
Paragon Healthcare, Inc.	4,327
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
Channel Partners Intermediateco, LLC	4,143
Richardson Sales Solutions	4,030
South Coast Terminals Holdings, LLC	4,018
IG Investor, LLC	4,000
NexRev LLC	4,000
AVEX Aviation Holdings, LLC	3,684
Mako Steel, LP	3,651
Microbe Formulas, LLC	3,601
Johnson Downie Opco, LLC	3,600
Watterson Brands, LLC	3,546
Eastern Wholesale Fence LLC	3,495
Classic H&G Holdco, LLC	3,440
HEADLANDS OP-CO LLC	3,375
VVS Holdco, LLC	3,200
SPAU Holdings, LLC	3,194
Mini Melts of America, LLC	3,045
RTIC Subsidiary Holdings, LLC	2,877
Metalforming Holdings, LLC	2,795
ArborWorks, LLC	2,779
Engineering Research & Consulting, LLC	2,621
IG Parent Corporation	2,500
Nebraska Vet AcquireCo, LLC	2,500
Superior Rigging & Erecting Co.	2,500
Centre Technologies Holdings, LLC	2,400
Batjer TopCo, LLC	2,070
Cybermedia Technologies, LLC	2,000
Purge Rite, LLC	1,969
Elgin AcquireCo, LLC	1,877
Burning Glass Intermediate Holding Company, Inc.	1,859
Career Team Holdings, LLC	1,800
GULF PACIFIC ACQUISITION, LLC	1,767
NinjaTrader, LLC	1,750
Acousti Engineering Company of Florida	1,730
Bluestem Brands, Inc.	1,716
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Acumera, Inc.	1,598
Pearl Meyer Topco LLC	1,500
ITA Holdings Group, LLC	1,466
ATS Operating, LLC	1,440
Bond Brand Loyalty ULC	1,427
Imaging Business Machines, L.L.C.	1,384
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
CaseWorthy, Inc.	1,230
Gamber-Johnson Holdings, LLC	1,200
Pinnacle TopCo, LLC	1,140
Infolinks Media Buyco, LLC	1,008

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

GRT Rubber Technologies LLC	950
Evergreen North America Acquisitions, LLC	927
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Roof Opco, LLC	778
Project BarFly, LLC	760
GS HVAM Intermediate, LLC	727
Analytical Systems Keco Holdings, LLC	580
Invincible Boat Company, LLC.	561
RA Outdoors LLC	454
Clad-Rex Steel, LLC	400
Wall Street Prep, Inc.	400
Gulf Publishing Holdings, LLC	400
AAC Holdings, Inc.	200
Inspire Aesthetics Management, LLC	50
Adams Publishing Group, LLC	41
Interface Security Systems, L.L.C	1

Total Loan Commitments	$236,586

Total Commitments	$291,965
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2023.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At December 31, 2023, Main Street had a receivable of $10.8 million due from the External Investment Manager, which included (i) $7.6 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.2 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In May 2022, Main Street purchased 94,697 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2022 dividend on such date. In May 2023, Main Street purchased an additional 255,755 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. In August 2023, Main Street purchased an additional 348,542 shares of common stock of MSC Income from MSC Income at the share price at which shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2023 dividend. In September 2023, Main Street purchased an additional 115,385 shares of common stock of MSC Income at a price of $6.50 per share in the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3,500,000 of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023. In October 2023 Main Street purchased 475,888 shares of common stock of MSC Income from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its October 2023 dividend on such date. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of December 31, 2023, Main Street owned 1,290,267 shares of MSC Income. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of December 31, 2023, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2023, there were no borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of December 31, 2023, Main Street has funded $1.6 million of its limited partner commitment and Main Street’s unfunded commitment was $8.8 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.5% per annum, subject to a 2.0% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2023, there were $23.5 million of borrowings outstanding under the PL Fund II 2023 Note.

As described in Note B.9. — Summary of Significant Accounting Policies – Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms.

As of December 31, 2023, $19.4 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of December 31, 2023, $7.7 million was deferred into phantom Main Street stock units, representing 178,216 shares of Main Street’s common stock. In addition, as of December 31, 2023, the Company had $11.7 million of funded investments from deferred compensation in trust, including $2.1 million in the Private Loan Fund and $0.8 million in the Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
In January 2024, Main Street issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. The total net proceeds from the offering of the March 2029 Notes were approximately $346.3 million after underwriting discounts and estimated offering expenses payable. Main street utilized the proceeds to repay outstanding borrowings under its Credit Facilities.
In February 2024, Main Street declared a supplemental cash dividend of $0.30 per share payable in March 2024. This supplemental cash dividend is in addition to the previously announced regular monthly cash dividends that Main Street declared of $0.24 per share for each of January, February and March 2024, or total regular monthly cash dividends of $0.72 per share for the first quarter of 2024.
In February 2024, Main Street also declared regular monthly dividends of $0.24 per share for each of April, May and June of 2024. These regular monthly dividends equal a total of $0.72 per share for the second quarter of 2024, representing a 6.7% increase from the regular monthly dividends paid in the second quarter of 2023. Including the

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
regular monthly and supplemental dividends declared for the first and second quarters of 2024, Main Street will have paid $40.555 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$13	$(3)	$222	$—	$219
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	748	4,545	78	539	4,084
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,356	—	3,504	1,356	—	4,860
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.46%	L+	10.00%		Secured Debt	(9)	—	—	899	5,964	30	496	5,498
					Preferred Member Units	(9)	—	(1,460)	120	7,080	—	1,460	5,620
Café Brazil, LLC					Member Units	(8)	—	(230)	149	2,210	—	230	1,980
California Splendor Holdings LLC	15.69%	SF+	10.00%		Secured Debt	(9)	—	(359)	4,366	28,000	14	359	27,655
					Preferred Member Units	(9)	—	(9,800)	250	25,495	—	9,800	15,695
	15.00%			15.00%	Preferred Member Units	(9)	—	—	607	3,994	607	—	4,601
Clad-Rex Steel, LLC	11.50%				Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	(138)	1,172	10,440	40	2,058	8,422
	10.00%				Secured Debt	(5)	—	—	104	1,039	1	36	1,004
					Member Units	(5)	—	(3,020)	275	8,220	—	3,020	5,200
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	11	14	—	—	—	—
	12.50%				Secured Debt	(8)	—	31	3,384	—	46,312	4,239	42,073
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	14,290	4,877	58,180	14,290	—	72,470
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	(9)	668	5,241	9	1,796	3,454
					Preferred Member Units	(9)	—	(5,380)	316	19,830	—	5,380	14,450
Cybermedia Technologies, LLC	10.00%				Secured Debt (12)	(6)	—	—	7	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	2,989	—	28,752	363	28,389
					Preferred Member Units	(6)	—	—	163	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	40	223	809	585	447
	10.00%				Secured Debt	(8)	—	(85)	1,012	7,789	153	355	7,587
					Preferred Member Units	(8)	—	(2,600)	(96)	2,670	—	2,600	70
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(29)	91	—	1,304	71	1,233
	14.00%				Secured Debt	(9)	—	(59)	3,687	27,267	59	1,783	25,543
					Preferred Stock	(9)	—	(1,480)	171	22,220	—	1,480	20,740
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	9	(9)	2	—	(7)
	12.00%				Secured Debt	(5)	—	—	2,322	18,594	38	—	18,632
	9.00%				Secured Debt	(5)	—	—	573	6,294	3	45	6,252

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	6	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(128)	6,684	64,078	128	10,128	54,078
					Member Units	(5)	—	45,820	5,961	50,890	45,820	—	96,710
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	6	177	670	1,730	—	2,400
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(47)	5,428	40,493	47	47	40,493
					Member Units	(8)	—	—	183	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	304	2,284	—	—	2,284
					Preferred Equity	(8)	—	(1,320)	—	3,780	—	1,320	2,460
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	98	—	765	800	(35)
	13.00%				Secured Debt	(6)	—	—	3,428	—	37,374	440	36,934
					Common Equity	(6)	—	—	—	—	15,096	696	14,400
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	(6)	356	2,450	6	458	1,998
					Member Units	(9)	—	(2,550)	1,362	14,970	—	2,550	12,420
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	2,642	20,374	201	801	19,774
	9.00%				Secured Debt	(5)	—	—	349	3,842	2	39	3,805
					Preferred Equity	(5)	—	2,470	—	7,220	2,470	—	9,690
					Member Units	(5)	—	(120)	115	2,850	—	120	2,730
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
		L+	11.00%		Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
Metalforming Holdings, LLC	12.75%				Secured Debt (12)	(7)	—	—	11	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	3,092	23,576	47	—	23,623
	8.00%			8.00%	Preferred Equity	(7)	—	—	505	6,010	473	448	6,035
					Common Stock	(7)	—	(37)	522	1,537	—	37	1,500
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,229	761	4,548	1,229	755	5,022
					Preferred Member Units	(5)	—	330	—	—	330	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	51,133	11,310	122,930	51,133	—	174,063
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	583	5,746	—	—	5,746
					Common Stock	(6)	—	3,560	4,523	22,830	3,560	—	26,390
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(48)	1,824	15,750	48	3,048	12,750
					Preferred Member Units	(8)	—	13,570	2,700	22,810	13,570	—	36,380

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(2)	2	—	2	2	—
	14.23%	SF+	8.75%		Secured Debt	(8)	—	(67)	2,845	21,655	67	1,845	19,877
					Common Stock	(8)	—	(1,970)	(30)	18,950	—	1,970	16,980
					Common Stock	(8)	—	130	—	238	130	—	368
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	801	5,806	23	—	5,829
					Preferred Member Units	(8)	—	(1,670)	743	12,420	—	1,670	10,750
					Common Stock	(8)	—	(80)	—	590	—	80	510
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460
Robbins Bros. Jewelry, Inc.	12.50%				Secured Debt	(9)	—	—	32	(35)	9	—	(26)
	12.50%				Secured Debt	(9)	—	(3,113)	4,489	35,404	81	4,687	30,798
					Preferred Equity	(9)	—	(14,880)	—	14,880	—	14,880	—
Trantech Radiator Topco, LLC	8.00%				Secured Debt (12)	(7)	—	(3)	7	—	3	3	—
	12.00%				Secured Debt	(7)	—	(18)	982	7,920	18	18	7,920
					Common Stock	(7)	—	4,940	116	7,800	4,940	—	12,740
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	161	—	2,100	—	2,100
	11.50%				Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
	8.00%				Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	2	—	—	—	—
					Preferred Member Units	(8)	—	(1,396)	—	—	11,446	4,196	7,250
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	55	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	66	945	—	—	945
	14.00%				Secured Debt	(8)	—	(596)	390	2,676	—	596	2,080
					Preferred Member Units	(8)	—	(240)	—	240	—	240	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	2,222	(952)	142	7,552	2,796	4,298	6,050
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	54	400	—	—	400
	13.00%				Secured Debt	(8)	—	(52)	218	1,649	1	53	1,597
					Preferred Member Units	(8)	—	88	—	—	266	—	266
					Member Units	(8)	—	(700)	—	800	—	700	100
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(486)	—	634	180	486	328
	5.00%				Secured Debt	(9)	—	(518)	—	1,005	—	532	473
					Preferred Member Units	(9)	—	—	—	—	—	—	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	50	711	—	—	711
					Member Units	(5)	—	820	1	3,320	820	—	4,140
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	6	2	(8)	8	—	—
	10.00%				Secured Debt (12)	(8)	—	—	22	—	630	360	270
	10.00%				Secured Debt	(8)	—	67	1,134	10,933	92	450	10,575
					Preferred Stock	(8)	—	2,055	686	4,095	2,055	—	6,150
Bolder Panther Group, LLC	14.48%	SF+	9.11%		Secured Debt	(9)	—	(141)	14,208	99,194	141	2,779	96,556
	8.00%				Class B Preferred Member Units	(9)	—	(400)	4,065	31,420	—	400	31,020
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	1,162	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	132	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
					Warrants	(6)	—	(21)	—	1,828	—	20	1,808
					Warrants	(6)	—	(29)	—	2,512	—	30	2,482
CBT Nuggets, LLC					Member Units	(9)	—	1,130	2,902	49,002	1,128	—	50,130
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	12	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	62	2,315	14,954	2,620	—	17,574
					Preferred Member Units	(8)	—	2,340	120	8,700	2,340	—	11,040
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	195	45	—	—	—	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(7)	2,203	16,945	7	1,332	15,620
					Member Units	(8)	—	6,400	4,182	22,920	6,400	—	29,320
					Member Units	(8)	—	150	92	2,710	150	—	2,860
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(35)	604	5,694	35	35	5,694
					Preferred Member Units	(5)	—	2,350	1,463	13,340	2,350	—	15,690
Colonial Electric Company LLC					Secured Debt	(6)	—	—	52	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(319)	1,804	23,151	55	1,579	21,627
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	—	9,160	—	1,480	7,680
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(5)	—	—	608	—	17,034	—	17,034
					Preferred Equity	(5)	—	—	—	—	7,454	—	7,454
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	38	588	—	20	568
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(67)	2,332	15,523	—	833	14,690
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Garreco, LLC	9.50%	SF+	8.00%		Secured Debt	(8)	—	—	390	3,826	—	738	3,088
					Member Units	(8)	—	(220)	11	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	2,280	2,832	6,790	2,280	—	9,070
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	1,380	—	3,280	1,380	—	4,660

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	3,172	25,432	51	—	25,483
					Preferred Equity	(9)	—	—	825	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	38	562	—	6,000	1,300	4,700
					Member Units	(5)	—	7,200	9,614	15,570	7,200	—	22,770
MS Private Loan Fund I, LP	5.00%				Secured Debt (12)	(8)	—	—	25	—	—	—	—
					LP Interests (12)	(8)	—	(306)	1,746	14,833	—	306	14,527
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	515	—	23,367	—	23,367
					LP Interests (12)	(8)	—	—	—	—	1,561	—	1,561
MSC Income Fund, Inc.					Common Equity	(8)	—	22	236	753	9,272	—	10,025
NAPCO Precast, LLC					Member Units	(8)	—	(100)	(40)	11,830	—	100	11,730
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	10	—	—	—	—
	12.00%				Secured Debt	(5)	—	(1)	2,910	20,094	5,701	1	25,794
	12.00%				Secured Debt	(5)	—	(22)	1,299	10,500	22	22	10,500
					Preferred Member Units	(5)	—	7,320	591	7,700	7,320	—	15,020
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	2,859	1,143	8,477	2,928	1,654	9,751
					Preferred Member Units	(8)	—	5,240	665	1,110	5,240	—	6,350
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	253	2,080	—	—	2,080
					Member Units	(5)	—	(3,148)	23	4,615	—	3,149	1,466
					Member Units	(5)	—	(122)	—	175	—	122	53
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	474	4,399	—	799	3,600
	12.00%				Secured Debt	(5)	—	—	2,256	18,414	12	—	18,426
					Preferred Member Units	(5)	—	1,200	—	8,040	1,200	—	9,240
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	115	3,765	23,429	171	1,560	22,040
					Preferred Stock	(5)	—	5,300	1,094	11,750	5,300	—	17,050
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	3	370	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	44	1,552	—	20,000	—	20,000
	12.00%				Secured Debt	(6)	—	(65)	3,450	28,681	65	1,065	27,681
					Preferred Equity	(6)	—	830	12,110	43,260	830	—	44,090
Pinnacle TopCo, LLC	8.00%				Secured Debt (12)	(8)	—	—	26	—	444	—	444
	13.00%				Secured Debt	(8)	—	—	586	—	30,339	—	30,339
					Preferred Equity	(8)	—	—	—	—	12,540	—	12,540
River Aggregates, LLC					Member Units	(8)	—	90	—	3,620	90	—	3,710
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(114)	224	1,840	—	114	1,726
	12.00%				Secured Debt	(9)	—	(867)	1,858	15,120	8	866	14,262
					Preferred Member Units	(9)	—	(7,681)	—	7,681	—	7,681	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
					Preferred Member Units	(9)	—	(564)	—	—	494	494	—
					Preferred Member Units	(9)	—	(661)	—	—	661	661	—
Televerde, LLC					Member Units	(8)	—	(674)	333	5,408	—	674	4,734
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	39	(21)	21	—	—
	11.50%				Secured Debt	(5)	—	—	3,468	30,161	74	2,200	28,035
					Preferred Equity	(5)	—	(100)	215	11,940	400	100	12,240
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	1,308	1,469	625	21,493	1,454	—
Total Control investments							$(50,532)	$161,793	$197,150	$1,703,172	$568,452	$244,262	$2,006,698
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$247	$—	$—	$996	$—	$996
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(1)	65	—	418	—	418
	18.00%			18.00%	Secured Debt	(7)	—	(37)	2,382	11,550	2,382	37	13,895
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
	10.00%				Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC		L+	11.00%		Unsecured Debt	(8)	—	—	102	800	—	800	—
		L+	11.00%		Unsecured Debt	(8)	(1,400)	1,914	539	2,086	1,914	4,000	—
					Member Units	(8)	(800)	800	—	—	800	800	—
				15.00%	Preferred Stock (non-voting)	(8)	(162)	162	—	—	162	162	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	32	320	—	—	320
					Member Units	(6)	—	(980)	122	2,970	—	980	1,990
Buca C, LLC	12.00%				Secured Debt	(7)	—	183	2,188	12,337	183	376	12,144
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	11.38%	SF+	6.00%		Secured Debt (12)	(6)	—	—	40	(9)	1,340	450	881
	13.00%				Secured Debt	(6)	—	—	2,612	20,090	41	225	19,906
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.69%	SF+	6.00%		Secured Debt (12)	(6)	—	—	537	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(43)	1,606	19,274	43	43	19,274

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
					Preferred Member Units	(6)	—	(8,639)	5,354	24,637	—	8,637	16,000
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	13	443	7,657	13	3,318	4,352
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(49)	2,518	21,200	49	2,449	18,800
					Preferred Equity	(7)	—	400	—	7,260	400	—	7,660
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	759	(539)	—	9,127	759	1,443	8,443
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	(221)	—	2,898	241	508	2,631
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	33	—	89	1,013	176	429	760
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	10,320	3,257	17,580	10,320	—	27,900
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	177	—	3,483	177	648	3,012
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	598	5,848	—	2,144	3,704
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(33)	988	11,345	33	2,033	9,345
					Preferred Member Units	(5)	—	4,320	802	7,140	4,320	—	11,460
Hawk Ridge Systems, LLC	11.65%	SF+	6.00%		Secured Debt	(9)	—	(1)	317	3,185	6,037	7,248	1,974
	12.50%				Secured Debt	(9)	—	(4)	5,094	37,800	7,460	4	45,256
					Preferred Member Units	(9)	—	—	293	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(120)	243	3,000	—	120	2,880
					Member Units	(8)	—	940	84	2,400	940	—	3,340
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	156	4	4,331	403	509	4,225
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	1,441	—	3,773
					LP Interests (423 COR, L.P.) (12)	(8)	—	469	130	1,400	469	—	1,869
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	532	2,317	11,758	1,732	—	13,490
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(610)	—	—	18,300	610	17,690
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	1,985	—	17,853	450	17,403
					Preferred Equity	(9)	—	—	125	—	4,000	—	4,000
Integral Energy Services	13.16%	SF+	7.50%		Secured Debt	(8)	—	(674)	2,374	15,769	80	1,958	13,891
	10.00%			10.00%	Preferred Equity	(8)	—	73	—	—	300	—	300
					Common Stock	(8)	—	(1,120)	43	1,280	—	1,120	160
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	622	4,500	7	20	4,487
	13.50%				Secured Debt	(5)	—	—	547	3,130	6	214	2,922
	13.50%				Secured Debt	(5)	—	—	1,217	8,944	—	—	8,944

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
	13.50%				Secured Debt	(5)	—	—	2,706	19,559	32	88	19,503
	13.50%				Secured Debt	(5)	—	—	1,806	—	10,911	638	10,273
					Common Stock	(5)	—	(76)	—	1,798	958	76	2,680
ITA Holdings Group, LLC	16.59%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	20	—	816	—	816
	16.59%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	34	—	697	—	697
	15.59%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	560	—	3,430	—	3,430
	17.59%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	607	—	3,430	—	3,430
					Warrants	(8)	—	—	—	—	2,091	—	2,091
Johnson Downie Opco, LLC	15.00%				Secured Debt (12)	(8)	—	3	24	—	—	—	—
	15.00%				Secured Debt	(8)	—	63	1,888	9,999	14,850	642	24,207
					Preferred Equity	(8)	—	3,595	189	5,540	4,080	—	9,620
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(243)	—	569	—	243	326
	12.00%			12.00%	Secured Debt	(8)	—	(248)	—	580	—	248	332
	12.00%			12.00%	Secured Debt	(8)	—	(533)	—	1,249	—	533	716
	12.00%			12.00%	Secured Debt	(8)	—	(1,112)	—	2,606	—	1,113	1,493
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(7)	—	(61)	914	5,559	12	221	5,350
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC	12.00%				Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	17	83	—	1,875	750	1,125
	12.47%				Secured Debt	(7)	—	241	4,075	—	54,536	—	54,536
	9.50%				Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	5,213	1,196	13,650	5,520	—	19,170
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(48)	1,887	13,840	48	2,448	11,440
					Common Stock	(6)	—	780	—	1,530	780	—	2,310
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	(2)	(1,694)	329	4,556	221	1,587	3,190
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	2,564	21,378	49	1,000	20,427
					Preferred Member Units	(7)	—	1,440	—	4,500	1,440	—	5,940
The Affiliati Network, LLC	13.00%				Secured Debt	(9)	—	—	30	106	2,764	2,720	150
	13.00%				Secured Debt	(9)	—	(129)	1,176	9,442	34	2,129	7,347
					Preferred Stock	(9)	—	—	188	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	—	172	—	172

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(146)	53	5,855	531	692	5,694
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	345	—	—	2,838	—	2,838
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	(13)	312	4,592	—	703	3,889
	15.00%			15.00%	Secured Convertible Debt	(6)	(223)	1,067	66	—	2,131	223	1,908
		SF+	7.50%		Secured Debt	(6)	—	22	—	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	275	1,712	112	1,824	—
	20.00%			20.00%	Preferred Stock	(6)	—	(468)	468	2,833	468	468	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,707	—	1,991	1,707	—	3,698
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	(70)	—	220	—	70	150
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,895	14,140	45	2,157	12,028
					Preferred Equity	(7)	—	—	226	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							106	(1,308)	(1,469)	(625)	1,454	21,493	—
Total Affiliate investments							$(18,729)	$33,689	$69,829	$618,359	$246,241	$270,262	$615,002
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

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $513,943. This represented 20.7% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $76,330. This represented 3.1% of net assets as of December 31, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $268,905. This represented 10.9% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $114,389. This represented 4.6% of net assets as of December 31, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $52,278. This represented 2.1% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $176,466. This represented 7.1% of net assets as of December 31, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $767,606. This represented 31.0% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $110,303. This represented 4.5% of net assets as of December 31, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $403,966. This represented 16.3% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $137,514. This represented 5.6% of net assets as of December 31, 2023.
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
(12)Investment has an unfunded commitment as of December 31, 2023 (see Note K — Commitments and Contingencies in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	$—	$—	$6	$(4)	$1	$—	$(3)
	14.13%	L+	10.00%		Secured Debt	(8)	—	—	690	4,740	85	280	4,545
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,390)	—	4,894	—	1,390	3,504
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	14.12%	L+	10.00%		Secured Debt	(9)	—	—	862	8,037	23	2,096	5,964
					Preferred Member Units	(9)	—	(630)	828	7,710	—	630	7,080
Café Brazil, LLC					Member Units	(8)	—	(360)	178	2,570	—	360	2,210
California Splendor Holdings LLC	13.75%	L+	10.00%		Secured Debt	(9)	—	49	3,454	27,915	85	—	28,000
					Preferred Member Units	(9)	—	12,220	250	13,275	12,220	—	25,495
	15.00%			15.00%	Preferred Member Units	(9)	—	—	933	9,510	933	6,449	3,994
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt	(5)	—	—	4	—	—	—	—
	13.23%	SF+	9.00%		Secured Debt	(5)	—	—	1,255	10,401	39	—	10,440
	10.00%				Secured Debt	(5)	—	—	107	1,071	1	33	1,039
					Member Units	(5)	—	(2,030)	758	10,250	—	2,030	8,220
					Member Units	(5)	—	80	—	530	80	—	610
CMS Minerals Investments					Member Units	(9)	—	230	198	1,974	230	534	1,670
Cody Pools, Inc.	15.38%	L+	10.50%		Secured Debt	(8)	—	19	119	(13)	4,971	3,496	1,462
	15.38%	L+	10.50%		Secured Debt	(8)	—	(86)	5,615	42,497	86	1,782	40,801
					Preferred Member Units	(8)	—	10,540	4,015	47,640	10,540	—	58,180
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	13.13%	L+	9.00%		Secured Debt	(9)	—	(16)	642	6,477	16	1,252	5,241
					Preferred Member Units	(9)	—	7,830	632	12,000	7,830	—	19,830
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	—	223	—	223
	7.50%				Secured Debt	(8)	—	228	829	7,668	391	270	7,789
					Preferred Member Units	(8)	—	60	96	2,610	60	—	2,670
Direct Marketing Solutions, Inc.		L+	11.00%		Secured Debt	(9)	—	88	235	(22)	4,272	4,250	—
	15.13%	L+	11.00%		Secured Debt	(9)	—	145	327	—	27,267	—	27,267

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
		L+	11.00%		Secured Debt	(9)	—	(137)	2,953	24,070	—	24,070	—
					Preferred Stock	(9)	—	3,870	1,371	18,350	3,870	—	22,220
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	—	—	9	(9)
	12.00%				Secured Debt	(5)	—	—	948	—	18,594	—	18,594
	9.00%				Secured Debt	(5)	—	—	144	—	6,301	7	6,294
					Common Stock	(5)	—	—	—	—	9,668	2,065	7,603
					Common Stock	(5)	—	—	—	—	1,558	—	1,558
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt	(5)	—	—	6	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	393	1,152	—	64,078	—	64,078
		L+	7.50%		Secured Debt	(5)	—	(63)	2,233	21,598	—	21,598	—
					Member Units	(5)	—	1,190	895	49,700	1,190	—	50,890
GRT Rubber Technologies LLC	10.12%	L+	6.00%		Secured Debt	(8)	—	—	25	—	670	—	670
	12.12%	L+	8.00%		Secured Debt	(8)	—	(33)	3,973	38,885	1,641	33	40,493
					Member Units	(8)	—	(1,750)	2,525	46,190	—	1,750	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	7	257	—	257	—
				6.25%	Secured Debt	(8)	(5,822)	3,848	503	9,717	—	9,717	—
	12.50%				Secured Debt	(8)	—	(116)	77	—	2,400	116	2,284
					Member Units	(8)	—	—	—	—	—	—	—
					Preferred Equity	(8)	—	(1,820)	—	—	5,600	1,820	3,780
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt	(9)	—	—	3	—	—	—	—
	13.75%	P+	6.75%		Secured Debt	(9)	—	(8)	292	2,550	8	108	2,450
					Member Units	(9)	—	2,550	2,784	12,420	2,550	—	14,970
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	2,430	20,324	50	—	20,374
	9.00%				Secured Debt	(5)	—	—	352	3,876	2	36	3,842
					Preferred Equity	(5)	—	(5,090)	—	12,310	—	5,090	7,220
					Member Units	(5)	—	390	113	2,460	390	—	2,850
Market Force Information, LLC	15.13%	L+	11.00%		Secured Debt	(9)	—	(163)	592	3,400	2,853	163	6,090
	12.00%			12.00%	Secured Debt	(9)	—	(7,325)	—	8,936	—	7,326	1,610
					Member Units	(9)	—	—	—	—	—	—	—
Metalforming Holdings, LLC					Secured Debt	(7)	—	—	16	—	—	—	—

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

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Colonial Electric Company LLC					Secured Debt	(6)	—	—	48	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	—	2,953	24,351	60	1,260	23,151
					Preferred Member Units	(6)	—	30	1,397	9,130	30	—	9,160
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	122	588
Digital Products Holdings LLC	14.13%	L+	10.00%		Secured Debt	(5)	—	—	1,991	16,801	43	1,321	15,523
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Garreco, LLC	9.50%	L+	8.00%		Secured Debt	(8)	—	—	383	4,196	—	370	3,826
					Member Units	(8)	—	(470)	240	2,270	—	470	1,800
Gulf Manufacturing, LLC					Member Units	(8)	—	1,150	1,715	5,640	1,150	—	6,790
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	(250)	—	3,530	—	250	3,280
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt	(8)	—	14	13	(18)	18	—	—
	15.63%	L+	11.50%		Secured Debt	(8)	—	79	1,503	11,362	114	1,477	9,999
					Preferred Equity	(8)	—	2,390	1,062	3,150	2,390	—	5,540
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,680	—	25,432	—	25,432
					Preferred Equity	(9)	—	—	922	—	10,741	—	10,741
KBK Industries, LLC					Member Units	(5)	—	1,950	1,671	13,620	1,950	—	15,570
MS Private Loan Fund I, LP					Secured Debt	(8)	—	—	28	—	5,300	5,300	—
					Secured Debt	(8)	—	—	431	63,151	13,700	76,851	—
					LP Interests	(8)	—	502	742	2,581	12,252	—	14,833
MSC Income Fund, Inc.					Common Equity	(8)	—	3	30	—	753	—	753
NAPCO Precast, LLC					Member Units	(8)	—	(1,730)	4	13,560	—	1,730	11,830
Nebraska Vet AcquireCo, LLC		L+	7.00%		Secured Debt	(5)	—	—	10	—	—	—	—
	12.00%				Secured Debt	(5)	—	122	1,778	4,829	15,265	—	20,094
	12.00%				Secured Debt	(5)	—	66	1,299	10,412	88	—	10,500
					Preferred Member Units	(5)	—	—	—	7,700	—	—	7,700
NexRev LLC					Secured Debt	(8)	—	—	29	800	—	800	—
	11.00%				Secured Debt	(8)	—	(729)	1,923	13,245	—	4,768	8,477
					Preferred Member Units	(8)	—	(2,913)	81	2,690	1,333	2,913	1,110
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	253	2,080	—	—	2,080
					Member Units	(5)	—	(1,585)	578	6,200	—	1,585	4,615
					Member Units	(5)	—	(65)	17	240	—	65	175
NuStep, LLC	10.63%	L+	6.50%		Secured Debt	(5)	—	—	323	1,720	2,679	—	4,399
	12.00%				Secured Debt	(5)	—	(4)	2,180	17,240	1,178	4	18,414
					Preferred Member Units	(5)	—	(5,460)	—	13,500	—	5,460	8,040

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

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
BBB Tank Services, LLC	15.12%	L+	11.00%		Unsecured Debt	(8)	—	—	105	800	—	—	800
	15.12%	L+	11.00%		Unsecured Debt	(8)	—	379	527	1,707	379	—	2,086
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	32	320	—	—	320
					Member Units	(6)	—	(1,860)	66	4,830	—	1,860	2,970
Buca C, LLC	9.00%				Secured Debt	(7)	—	103	1,894	14,370	103	2,136	12,337
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		L+	6.00%		Secured Debt	(6)	—	—	10	—	621	630	(9)
	12.50%				Secured Debt	(6)	—	—	2,607	20,050	40	—	20,090
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	1,330	—	460	1,330	—	1,790
Classic H&G Holdings, LLC	9.75%	L+	6.00%		Secured Debt	(6)	—	—	639	4,000	11,720	11,160	4,560
	8.00%				Secured Debt	(6)	—	(43)	1,606	19,274	43	43	19,274
					Preferred Member Units	(6)	—	9,380	1,711	15,260	9,377	—	24,637
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(142)	566	9,959	—	2,302	7,657
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	165	2,621	20,993	207	—	21,200
					Preferred Equity	(7)	—	1,316	—	5,944	1,316	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	202	(1,055)	1	10,329	202	1,404	9,127
					LP Interests (Dos Rios Partners - A, LP)	(8)	64	(335)	—	3,280	64	446	2,898
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	690	—	640	690	—	1,330
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	20	—	103	547	1,102	636	1,013
Flame King Holdings, LLC	10.75%	L+	6.50%		Secured Debt	(9)	—	60	669	6,324	1,276	—	7,600
	13.25%	L+	9.00%		Secured Debt	(9)	—	162	2,739	20,996	204	—	21,200
					Preferred Equity	(9)	—	7,180	2,153	10,400	7,180	—	17,580
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(128)	3	6,078	—	2,595	3,483
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	442	7,231	—	1,383	5,848
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(34)	1,248	12,545	34	1,234	11,345
					Preferred Member Units	(5)	—	150	577	6,990	150	—	7,140
Hawk Ridge Systems, LLC	10.13%	L+	6.00%		Secured Debt	(9)	—	3	230	2,585	600	—	3,185
	9.00%				Secured Debt	(9)	—	(13)	3,054	34,800	3,013	13	37,800
					Preferred Member Units	(9)	—	2,780	803	14,680	2,780	—	17,460
					Preferred Member Units	(9)	—	150	—	770	150	—	920

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	40	243	2,960	40	—	3,000
					Member Units	(8)	—	(810)	17	3,210	—	810	2,400
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(48)	4,712	1,033	1,414	4,331
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	—	2,332	—	2,332
					LP Interests (423 COR, LP)	(8)	—	—	—	—	1,400	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75%profits interest)	(8)	—	(2,629)	2,028	14,387	—	2,629	11,758
Iron-Main Investments, LLC	12.50%				Secured Debt	(5)	—	—	591	4,557	10	67	4,500
	12.50%				Secured Debt	(5)	—	—	411	3,170	7	47	3,130
	12.50%				Secured Debt	(5)	—	—	1,134	8,944	—	—	8,944
	12.50%				Secured Debt	(5)	—	—	2,572	19,805	42	288	19,559
					Common Stock	(5)	—	—	—	1,798	—	—	1,798
L.F. Manufacturing Holdings, LLC				14.00%	Preferred Member Units (non-voting)	(8)	—	—	9	107	10	117	—
					Member Units	(8)	617	(541)	224	2,560	617	3,177	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(395)	28	935	28	394	569
	12.00%			12.00%	Secured Debt	(8)	—	(403)	29	954	29	403	580
	12.00%			12.00%	Secured Debt	(8)	—	(867)	62	2,055	62	868	1,249
	12.00%			12.00%	Secured Debt	(8)	—	(1,809)	129	4,285	129	1,808	2,606
	10.00%			10.00%	Unsecured Debt	(8)	—	—	5	192	113	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	15.13%	L+	11.00%		Secured Debt	(7)	—	—	750	5,547	12	—	5,559
					Preferred Stock	(7)	—	—	2	1,056	—	—	1,056
Quality Lease Service, LLC	12.00%				Secured Debt	(8)	(86)	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC					Secured Debt	(7)	—	—	237	2,250	3,750	6,000	—
	9.50%				Secured Debt	(7)	—	(34)	8,409	63,600	31,159	4,973	89,786
					Preferred Member Units	(7)	—	2,080	647	11,570	2,080	—	13,650
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	70	936	5,320	10,080	1,560	13,840
					Common Stock	(6)	—	264	456	1,510	264	244	1,530
					Warrants	(6)	1,219	(219)	—	400	1,219	1,619	—
Sonic Systems International, LLC	11.24%	L+	7.50%		Secured Debt	(8)	—	242	1,434	11,757	4,012	—	15,769

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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $430,570. This represented 20.4% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $65,747. This represented 3.1% of net assets as of December 31, 2022.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $147,981. This represented 7.0% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $119,989. This represented 5.7% of net assets as of December 31, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $47,368. This represented 2.2% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $206,261. This represented 9.8% of net assets as of December 31, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $609,466. This represented 28.9% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $98,814. This represented 4.7% of net assets as of December 31, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $467,787. This represented 22.2% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $127,548. This represented 6.0% of net assets as of December 31, 2022.
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
(b) Management’s Report on Internal Control Over Financial Reporting. The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report which is included herein.
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
(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-263258) filed with the SEC on March 3, 2022 as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment and direct stock purchase plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	3.26%	(5)
Interest payments on borrowed funds	4.69%	(6)
Income tax expense	0.91%	(7)
Acquired fund fees and expenses	0.22%	(8)
Total annual expenses	9.08%
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
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are $0.4 million. In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
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
(7)Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2023.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$89	$256	$410	$743
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$99	$266	$420	$753
The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the market price per share of our common stock at the close of trading on a valuation date determined by our Board of Directors for each dividend in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV. See the description in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend/Distribution Policy for additional information regarding our dividend reinvestment plan.
Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Executive Officers” to be filed with the Securities and Exchange Commission on or prior to April 29, 2024, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our website at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a posting on our website.
Item 11. Executive Compensation
The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders(1)	$—	$—	$4,733,668
Equity compensation plans not approved by security holders(2)	178,216	—	—
Total	$178,216	$—	$4,733,668
______________________
(1)Consists of our Main Street Capital Corporation 2022 Equity and Incentive Plan and our Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. As of December 31, 2023, we had issued 570,565 shares of restricted stock pursuant to these plans, of which 7,239 shares had vested and 4,233 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see Note J — Share-Based Compensation to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see Note L — Related Party Transactions to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2024,” to be filed with the Securities and Exchange Commission on or prior to April 29, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1.Consolidated Financial Statements
2.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2023 and 2022	190
3.Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*
Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 1-33723))

4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (Reg. No. 333-142879))

4.2*
Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 10, 2019 (File No. 1-33723))

4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (Reg. No. 333-142879))

4.4*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

4.5*
Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (Reg. No. 333-183555))

4.6*
Form of Fourth Supplemental Indenture relating to the May 2024 Notes, dated April 23, 2019, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(11) to Main Street Capital Corporation’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 filed on April 18, 2019 (Reg. No. 333-223483))

Exhibit Number	Description
4.7*	Form of May 2024 Notes (contained in the Fourth Supplemental Indenture incorporated by reference as Exhibit 4.6 hereto)
4.8*
Fifth Supplemental Indenture relating to the July 2026 Notes, dated January 14, 2021, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 1-33723))

4.9*	Form of July 2026 Notes (contained in the Fifth Supplemental Indenture incorporated by reference as Exhibit 4.8 hereto)
4.10*
Sixth Supplemental Indenture relating to the March 2029 Notes, dated January 12, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 12, 2024 (File No. 1-33723))

4.11*	Form of March 2029 Notes (contained in the Sixth Supplemental Indenture incorporated by reference as Exhibit 4.10 hereto)
4.12*
Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 1-33723))

10.1*
Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 1-33723))

10.2*
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.3*
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 1-33723))

10.4*
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 1-33723))

10.5*
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 1-33723))

10.6*
Third Amendment, dated as of August 4, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 4, 2022 (File No. 1-33723))

10.7*
Fourth Amendment, dated as of December 22, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 27, 2022 (File No. 1-33723))

10.8*
Joinder Agreement and Supplement, dated January 13, 2023, to the Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.8 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 1-33723))

10.9*
Response to Notice of Increase Request, dated July 26, 2023, by and among Main Street Capital Corporation and Sumitomo Mitsui Banking Corporation (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2023 (File No. 1-33723))

10.10*
Revolving Credit and Security Agreement, dated as of November 22, 2022, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party from time to time thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent, document custodian and custodian and Virtus Group, L.P. as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 1-33723))

10.11*
Purchase and Contribution Agreement, dated as of November 22, 2022, among Main Street Capital Corporation, as the seller, and MSCC Funding I, LLC, as the buyer (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 1-33723))

Exhibit Number	Description
10.12*
Lender Joinder Agreement, dated December 6, 2022, to the Revolving Credit and Security Agreement (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 6, 2022 (File No. 1-33723))

10.13*
First Amendment to Credit Agreement, dated as of February 2, 2023, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent document custodian and custodian and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.12 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 1-33723))

10.14*
Western Alliance Joinder Agreement, dated October 5, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 12, 2023 (File No. 1-33723))

10.15*	EverBank Joinder Agreement, dated October 12, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 13, 2023 (File No. 1-33723))
10.16*
Note Purchase Agreement, dated as of December 23, 2022, by and among Main Street Capital Corporation and the Purchasers party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 27, 2022 (File No. 1-33723))

10.17*
First Supplement to Note Purchase Agreement, dated as of February 2, 2023, by and among Main Street Capital Corporation and the Purchasers party thereto (previously filed as Exhibit 10.14 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 1-33723))

10.18*†
Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.19*†
Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.20*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.21*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (Reg. No. 333-264643))

10.22*
Custody Agreement, dated September 17, 2007, by and between Main Street Capital Corporation and Amegy Bank National Association (previously filed as Exhibit (j) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.23*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.24*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (Reg. No. 333-142879))

10.25*
Investment Advisory and Administrative Services Agreement dated October 30, 2020 by and among MSC Adviser I, LLC and MSC Income Fund, Inc. (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 3, 2020 (File No. 1-33723))

10.26*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))

10.27*	Form of Equity Distribution Agreement dated March 3, 2022 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 4, 2022 (File No. 1-33723))
14.1*	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 1-33723))
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

Exhibit Number	Description
31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer
32.2**	Section 1350 certification of Chief Financial Officer
97.1**	Main Street Capital Corporation Clawback Policy, effective December 1, 2023
99.1**	1940 Act Code of Ethics
101**
The following financial information from our Annual Report on Form 10-K for the fourth quarter of fiscal year 2023, filed with the SEC on February 23, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2023 and 2022.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 23, 2024
Dwayne L. Hyzak	(principal executive officer)

/s/ JESSE E. MORRIS	Chief Financial Officer, Chief Operating Officer	February 23, 2024
Jesse E. Morris	(principal financial officer)

/s/ RYAN R. NELSON	Chief Accounting Officer	February 23, 2024
Ryan R. Nelson	(principal accounting officer)

/s/ VINCENT D. FOSTER	Chairman of the Board	February 23, 2024
Vincent D. Foster

/s/ J. KEVIN GRIFFIN	Director	February 23, 2024
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 23, 2024
John E. Jackson

/s/ BRIAN E. LANE	Director	February 23, 2024
Brian E. Lane

/s/ DUNIA A. SHIVE	Director	February 23, 2024
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 23, 2024
Stephen B. Solcher