Form 10-Q
period 2024-03-31
Main Street Capital CORP
filed 2024-05-10
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 6, 2024 was 85,715,621.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,453,666 and $1,435,131 as of March 31, 2024 and December 31, 2023, respectively)	$2,051,212	$2,006,698
Affiliate investments (cost: $614,825 and $575,894 as of March 31, 2024 and December 31, 2023, respectively)	665,949	615,002
Non‑Control/Non‑Affiliate investments (cost: $1,879,039 and $1,714,935 as of March 31, 2024 and December 31, 2023, respectively)	1,830,866	1,664,571
Total investments (cost: $3,947,530 and $3,725,960 as of March 31, 2024 and December 31, 2023, respectively)	4,548,027	4,286,271
Cash and cash equivalents	114,984	60,083
Interest and dividend receivable and other assets	88,236	89,337
Receivable for securities sold	212	—
Deferred financing costs (net of accumulated amortization of $12,850 and $12,329 as of March 31, 2024 and December 31, 2023, respectively)	7,359	7,879
Total assets	$4,758,818	$4,443,570
LIABILITIES
Credit Facilities	$323,000	$360,000
July 2026 Notes (par: $500,000 as of both March 31, 2024 and December 31, 2023)	498,794	498,662
May 2024 Notes (par: $450,000 as of both March 31, 2024 and December 31, 2023)	450,045	450,182
March 2029 Notes (par: $350,000 as of March 31, 2024)	346,469	—
SBIC debentures (par: $286,200 and $350,000 as of March 31, 2024 and December 31, 2023, respectively)	281,013	344,535
December 2025 Notes (par: $150,000 as of both March 31, 2024 and December 31, 2023)	149,094	148,965
Accounts payable and other liabilities	76,342	62,576
Interest payable	24,818	17,025
Dividend payable	20,606	20,368
Deferred tax liability, net	72,667	63,858
Total liabilities	2,242,848	1,966,171
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 85,144,062 and 84,830,679 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	851	848
Additional paid‑in capital	2,289,042	2,270,549
Total undistributed earnings	226,077	206,002
Total net assets	2,515,970	2,477,399
Total liabilities and net assets	$4,758,818	$4,443,570
NET ASSET VALUE PER SHARE	$29.54	$29.20
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$51,119	$48,862
Affiliate investments	17,728	17,456
Non‑Control/Non‑Affiliate investments	62,759	53,936
Total investment income	131,606	120,254
EXPENSES:
Interest	(26,776)	(24,997)
Compensation	(12,259)	(11,111)
General and administrative	(4,220)	(4,077)
Share‑based compensation	(4,103)	(4,100)
Expenses allocated to the External Investment Manager	5,559	4,998
Total expenses	(41,799)	(39,287)
NET INVESTMENT INCOME	89,807	80,967
NET REALIZED GAIN (LOSS):
Control investments	10	(2,966)
Affiliate investments	(7,110)	(26,264)
Non‑Control/Non‑Affiliate investments	(5,267)	851
Total net realized loss	(12,367)	(28,379)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	32,070	17,161
Affiliate investments	5,925	33,141
Non‑Control/Non‑Affiliate investments	2,652	(15,184)
Total net unrealized appreciation	40,647	35,118
INCOME TAXES:
Federal and state income, excise and other taxes	(2,131)	(1,737)
Deferred taxes	(8,809)	(6,377)
Income tax provision	(10,940)	(8,114)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$107,147	$79,592
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.05	$1.02
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.26	$1.00
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	85,138,530	79,552,200

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase resulting from operations	—	—	—	79,592	79,592
Balances at March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922

Balances at December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Net increase resulting from operations	—	—	—	107,147	107,147
Balances at March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$107,147	$79,592
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(372,576)	(109,036)
Proceeds from sales and repayments of debt investments in portfolio companies	167,270	56,644
Proceeds from sales and return of capital of equity investments in portfolio companies	7,745	6,817
Net unrealized appreciation	(40,647)	(35,118)
Net realized loss	12,367	28,379
Accretion of unearned income	(4,806)	(4,673)
Payment-in-kind interest	(4,177)	(2,895)
Cumulative dividends	(426)	(417)
Share-based compensation expense	4,103	4,100
Amortization of deferred financing costs	1,071	753
Deferred tax provision	8,809	6,377
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	1,447	(1,357)
Interest payable	7,793	2,091
Accounts payable and other liabilities	(14,672)	(12,212)
Deferred fees and other	1,475	925
Net cash provided by (used in) operating activities	(118,077)	19,970

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	5,696	40,896
Proceeds from public offering of December 2025 Notes	—	50,000
Proceeds from public offering of March 2029 Notes	350,000	—
Dividends paid	(78,225)	(59,609)
Repayments of SBIC debentures	(63,800)	(16,000)
Proceeds from Credit Facilities	542,000	97,000
Repayments on Credit Facilities	(579,000)	(140,000)
Debt issuance costs, net	(3,679)	(1,222)
Purchases of vested stock for employee payroll tax withholding	(14)	(404)
Net cash provided by (used in) financing activities	172,978	(29,339)

Net increase (decrease) in cash and cash equivalents	54,901	(9,369)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,083	49,121
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,984	$39,752

Supplemental cash flow disclosures:
Interest paid	$17,837	$22,122
Taxes paid	$3,017	$2,726
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$8,441	$7,808
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$220	$219	$219
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	4,055	4,031	4,031
			Preferred Member Units		5/20/2021	2,427							2,427	5,550
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,193	9,800
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,650	1,598
			Preferred Member Units		6/28/2023	178							178	266
			Member Units		8/1/2013	1,500							1,500	100
													3,728	2,364
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	2,257	2,249	257
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	3,015	2,842	343
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,817	600
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	4,620
													2,295	5,331
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	450	444	450
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,513	10,575
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,149
													15,322	17,444
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		13.46%	SF+	8.09%		10/31/2027	103,432	102,945	103,432
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	33,010
													116,945	136,442
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.48%	SF+	10.00%		1/9/2025	5,374	5,374	5,374
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,720
													9,654	11,094

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt		7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,290
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
												12,945	15,103
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,909

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024					4.00%	7/29/2026	—	—	—
		Secured Debt		3/30/2018		14.00%			4.00%	7/29/2026	28,053	27,970	27,583
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			9,809	9,809
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	15,695
												48,554	53,087
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	50,130

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	9.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		14.48%	SF+	9.00%		1/4/2028	21,974	21,717	21,974
		Preferred Member Units		1/4/2019	13,309							6,122	12,149
												27,839	34,123
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(172)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	15,620	15,617	15,620
		Member Units	(8)	2/26/2018	4,347							11,440	29,570
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,000
												28,658	48,190
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,799	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	16,040
												6,762	21,734
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		12.00%				1/15/2027	8,560	8,548	8,410
		Secured Debt		12/20/2016		10.00%				12/20/2036	1,003	995	995

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	12/20/2016	717							7,280	4,060
			Member Units	(29)	12/20/2016	800							509	950
													17,332	14,415
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(17)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	41,437	41,409	41,437
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	74,200
													49,709	115,637
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	20,055	19,971	19,971
			Preferred Member Units		6/27/2023	960							960	2,400
			Preferred Member Units		3/31/2021	17,280							7,680	8,330
													28,611	30,701
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		14.48%	SF+	9.00%		1/29/2028	3,162	3,093	3,162
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	14,020
													5,068	17,182
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	—	—
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,042	17,042
			Preferred Equity		11/22/2023	7,454							7,454	7,454
													24,496	24,496
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (30)	7/17/2017	38.75%							568	568

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	28,275	28,044	28,044
			Preferred Member Units	(8)	5/5/2023	556							15,000	16,020
													43,044	44,064
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	495	492	492
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,285	8,042	7,557
			Preferred Member Units		3/31/2021	9,000							2,610	150
													11,144	8,199

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	13,420	13,327	13,260
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												22,828	23,095
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(25)	2/13/2018						2/13/2026	—	(53)	—
		Secured Debt		12/27/2022		14.00%				2/13/2026	25,133	25,058	25,133
		Preferred Stock		2/13/2018	8,400							8,400	20,240
												33,405	45,373
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(7)	(7)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,303	18,175	18,175
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,301	6,241	6,241
		Common Stock		10/3/2022	285							5,726	6,090
		Common Stock	(29)	10/3/2022	939							1,558	1,670
												31,693	32,169
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (33)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
		Secured Debt	(9) (33)	12/15/2022		10.00%	SF+	7.00%		1/1/2028	52,478	52,237	52,478
		Member Units	(8)	6/24/2016	9,042							17,692	106,550
												69,929	159,028
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Secured Debt	(9) (34)	7/15/2013		9.50%	SF+	8.00%		4/30/2024	3,088	3,088	3,088
		Member Units	(8)	7/15/2013	1,200							1,200	1,580
												4,288	4,668
GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	2,400	2,395	2,400
		Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	40,493	40,371	40,493
		Member Units	(8)	12/19/2014	5,879							13,065	44,440
												55,831	87,333
Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		Secured Debt	(9) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
		Secured Debt		7/1/2022		12.50%				7/1/2027	2,400	2,400	2,284
		Preferred Equity		7/1/2022	63,720							5,600	1,530
		Member Units		4/29/2016	3,681							3,681	—
												11,681	3,814

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	6,050
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	315
													3,593	6,365
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	4,920

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(25)	6/21/2023						6/21/2028	—	(33)	(33)
			Secured Debt		6/21/2023		13.00%				6/21/2028	36,824	36,516	36,516
			Common Equity		6/21/2023	14,400							14,400	14,400
													50,883	50,883
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		15.25%	P+	6.75%		11/14/2026	1,900	1,900	1,900
			Member Units	(8)	11/14/2006	627							811	12,660
													2,711	14,560
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,650	25,496	25,496
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													36,237	36,237
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	4,500	4,465	4,500
			Member Units	(8)	1/23/2006	325							783	24,360
													5,248	28,860
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	19,799	19,776	19,776
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,829	3,795	3,795
			Preferred Equity		10/31/2018	581							12,240	10,580
			Member Units	(8) (29)	10/31/2018	800							992	2,730
													36,803	36,881
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		11.75%				10/19/2027	22,657	22,497	22,497
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	6,034

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock	(8)	10/19/2022	1,537,219							1,537	2,480
													29,950	31,011
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	5,320	5,320	4,942
			Preferred Member Units		3/15/2019	66,000							4,400	330
			Preferred Member Units		9/1/2015	4,000							6,000	—
													15,720	5,272
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt		1/26/2021		5.00%				12/31/2024	2,000	2,000	2,000
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,527
													16,250	16,527
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	9/5/2023		8.88%	SF+	3.50%		9/5/2025	28,000	27,887	27,887
			LP Interests	(8) (30)	9/5/2023	13.57%							3,271	3,356
													31,158	31,243
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	185,260

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,604,337							12,500	12,418

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,726	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,390
													8,446	32,136
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955							2,975	12,060

Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9) (25)	12/31/2020			SF+	7.00%		12/31/2025	—	—	—
			Secured Debt		12/31/2020		11.50%				12/31/2025	25,794	25,688	25,794
			Secured Debt		12/31/2020		11.50%				12/31/2025	10,500	10,462	10,500
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	19,410
													43,137	55,704
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		10.00%				2/28/2025	1,600	1,600	1,600
			Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,764	9,764
			Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	8,210

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												19,577	19,574
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units	(8)	12/22/2011	65,962							114	53
		Member Units	(8)	12/22/2011								3,603	1,466
												5,797	3,599
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,429	18,429
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
		Preferred Member Units		1/31/2017	406							10,200	10,200
												34,291	37,379
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	12,000	11,942	12,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	41,220
												13,022	53,220
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	21,960	21,856	21,960
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	16,340
												31,856	38,300
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				12/31/2027	5,000	4,997	5,000
		Secured Debt		4/27/2020		12.00%				12/31/2027	24,000	23,938	24,000
		Secured Debt		4/27/2020		12.00%				12/31/2027	27,681	27,610	27,681
		Preferred Equity	(8)	4/27/2020	15,061							13,000	49,140
												69,545	105,821
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt		12/21/2023		8.00%				12/31/2028	220	205	205
		Secured Debt		12/21/2023		13.00%				12/31/2028	30,640	30,354	30,354
		Preferred Equity	(8)	12/21/2023	440							12,540	12,540
												43,099	43,099
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(7)	—
		Secured Debt	(9)	11/15/2016		14.23%	SF+	8.75%		11/15/2027	19,633	19,467	19,633
		Common Stock		6/10/2010	2,000							2,150	15,870
		Common Stock	(29)	6/14/2022	238,421							238	368
												21,848	35,871

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%			11/15/2026	5,897	5,835	5,835
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	10,750
		Common Stock		1/27/2021	1,037						1,200	510
											12,744	17,095
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,710

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(25)	12/15/2021					12/15/2026	—	(24)	(24)
		Secured Debt		12/15/2021		12.50%			12/15/2026	33,660	33,479	24,369
		Preferred Equity		12/15/2021	11,070						11,070	—
											44,525	24,345
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	1,840	1,840	1,726
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	15,200	15,200	7,939
		Preferred Member Units		8/28/2023	6,954						661	—
		Preferred Member Units		2/1/2023	5,294						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,510	9,665
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units	(8)	1/6/2011	460						1,290	3,319
											2,008	5,113
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2027	—	(1)	—
		Secured Debt		5/31/2019		13.50%			5/31/2027	7,920	7,835	7,920
		Common Stock	(8)	5/31/2019	615						4,655	11,610
											12,489	19,530
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock		12/23/2011	3,000,000						3,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		Secured Debt		3/31/2023		10.00%			3/31/2025	2,100	2,100	2,100

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		3/31/2023	5,097,595							7,631	7,250
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													26,307	9,350
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	28,200	28,049	28,049
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													40,289	40,289
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	1,967
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,362
Subtotal Control Investments (81.5% of net assets at fair value)													$1,453,666	$2,051,212
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$460	$456	$454
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	15,245	15,171	15,074
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													18,775	15,528
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units	(8)	6/30/2017	2,160,000							2,256	1,030
													2,576	1,350
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	19,014	16,980	12,144
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													21,750	12,144
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		12/17/2026	—	(18)	(18)
			Secured Debt		12/17/2021		13.00%				12/17/2026	19,845	19,737	19,737
			Common Stock		12/17/2021	450,000							4,500	4,500
													24,219	24,219

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.63%	SF+	6.00%		3/12/2025	3,760	3,760	3,760
			Secured Debt		3/12/2020		8.00%				3/12/2025	19,274	19,235	19,274
			Preferred Member Units	(8)	3/12/2020	154							5,760	17,470
													28,755	40,504
Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							4,299	3,822

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	18,800	18,694	18,800
			Preferred Equity		11/19/2021	5,944							5,944	5,940
													24,638	24,740
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,313	8,443
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							2,005	2,631
													8,318	11,074
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	1,580

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8) (30)	11/6/2015	5,000,000							808	761

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	27,900

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,859	2,935
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							4,160	3,705
													7,019	6,640
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	9,345	9,307	9,345

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	3/31/2021	226							4,900	9,810
													14,207	19,155
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(49)	—
			Secured Debt		3/15/2024		13.00%	SF+	7.63%		3/15/2029	40,000	39,607	40,000
			Member Units	(8)	8/31/2007	438							2,980	11,560
													42,538	51,560
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (30)	8/9/2017	8.22%							2,296	4,225
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							3,773	3,773
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	22.93%							1,400	1,869
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	997
													8,219	10,864
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.53%	SF+	6.00%		1/15/2026	1,436	1,434	1,436
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,158	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	17,890
			Preferred Member Units	(29)	12/2/2016	226							150	940
													49,592	65,522
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,940
			Member Units	(8)	1/8/2003	322,297							2,352	3,210
													5,352	6,150
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	17,910

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	17,325	17,189	17,189
			Preferred Equity	(8)	3/31/2023	87,360							4,368	4,368
													21,557	21,557
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.09%	SF+	7.50%		8/20/2026	13,129	12,998	12,803
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			236	309
			Common Stock		8/20/2021	9,968							1,356	300
													14,590	13,412

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Iron-Main Investments, LLC	Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
		Secured Debt		8/2/2021		13.50%				1/31/2028	4,514	4,489	4,489
		Secured Debt		9/1/2021		13.50%				1/31/2028	2,940	2,923	2,923
		Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
		Secured Debt		11/15/2021		13.50%				1/31/2028	19,624	19,511	19,511
		Secured Debt		1/31/2023		13.50%				1/31/2028	10,362	10,095	10,095
		Common Stock		8/3/2021	203,016							2,756	2,680
												48,718	48,642
ITA Holdings Group, LLC	Air Ambulance Services
		Secured Debt	(9)	6/21/2023		16.53%	SF+	9.00%	2.00%	6/21/2027	830	821	821
		Secured Debt	(9)	6/21/2023		16.53%	SF+	9.00%	2.00%	6/21/2027	715	702	702
		Secured Debt	(9)	6/21/2023		15.53%	SF+	8.00%	2.00%	6/21/2027	4,385	3,518	3,518
		Secured Debt	(9)	6/21/2023		17.53%	SF+	10.00%	2.00%	6/21/2027	4,385	3,518	3,518
		Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	2,091
												10,650	10,650
Johnson Downie Opco, LLC	Executive Search Services
		Secured Debt	(25)	12/10/2021						12/10/2026	—	(16)	—
		Secured Debt		12/10/2021		15.00%				12/10/2026	24,207	24,078	24,207
		Preferred Equity	(8)	12/10/2021	3,310							3,635	9,790
												27,697	33,997
OnAsset Intelligence, Inc.	Provider of Transportation Monitoring / Tracking Products and Services
		Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2024	4,415	4,415	1,298
		Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2024	2,116	2,116	622
		Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2024	983	983	289
		Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2024	964	964	283
		Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2024	305	305	305
		Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
		Common Stock		4/15/2021	635							830	—
		Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
												12,683	2,797
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9)	8/6/2021		16.48%	SF+	11.00%		8/6/2026	5,360	5,334	5,334
		Preferred Stock		8/6/2021	1,128							1,128	1,128
												6,462	6,462
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Preferred Member Units		1/8/2013	250							2,500	—

SI East, LLC	Rigid Industrial Packaging Manufacturing
		Secured Debt		8/31/2018		11.25%				6/16/2028	1,125	1,108	1,125
		Secured Debt	(23)	6/16/2023		12.45%				6/16/2028	54,536	54,309	54,536

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	8/31/2018	165						1,525	19,170
												56,942	74,831
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			12/22/2027	18,880	18,679	18,880
			Common Stock		9/13/2018	70,000						—	1,780
												18,679	20,660
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,733
			Preferred Equity		12/31/2022	5,907,649						—	—
												4,884	1,733
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Secured Debt		8/31/2020		12.00%			8/31/2025	20,500	20,438	20,438
			Preferred Member Units		8/31/2020	1,636						4,500	5,941
												24,938	26,379
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021					8/9/2026	—	(9)	(9)
			Secured Debt		8/9/2021		13.00%			8/9/2026	7,121	7,081	6,953
			Preferred Stock		9/1/2023	236,110						236	236
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												13,708	13,580
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						3,719	5,694

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	—						2,493	2,838

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%		15.00%	6/30/2028	1,778	1,778	3,954
			Secured Convertible Debt		1/1/2021		15.00%		15.00%	6/30/2028	873	873	1,940
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%		20.00%			2,741	2,965
			Preferred Stock		8/21/2018	1,521,122	20.00%		20.00%			2,188	3,698
			Preferred Stock		6/30/2017	2,281,682	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	945,507						—	—
												19,171	12,557
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	100
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	100
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/28/2029	8,800	8,713	8,713
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,045	4,045
													12,758	12,758
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		12.00%				12/12/2027	12,123	12,034	12,034
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													15,879	15,879
Subtotal Affiliate Investments (26.5% of net assets at fair value)													$614,825	$665,949
Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	9/6/2022			P+	5.00%		9/6/2028	$—	$(58)	$—
			Secured Debt	(9) (26)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	4,173	4,115	4,173
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	19,767	19,281	19,767
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	1,369	1,306	1,369
													24,644	25,309
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25)	6/7/2023			SF+	7.00%		6/7/2028	—	(2)	(2)
			Secured Debt	(9)	6/7/2023		12.43%	SF+	7.00%		6/7/2028	24,639	24,384	24,639
			Warrants	(35)	6/7/2023	17,525					5/19/2028		—	110
													24,382	24,747
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,861	7,861	7,562
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	20,621	20,585	19,838
													28,446	27,400
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.19%	SF+	5.75%		3/19/2026	6,500	6,455	6,535

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	2,120

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(7)	(7)
			Secured Debt	(9)	11/19/2021		11.61%	SF+	6.00%		11/19/2026	6,533	6,498	6,533
													6,491	6,526
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	6,708	6,665	5,405
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	10,915	10,832	8,794
			Secured Debt	(9) (14)	3/11/2022		17.23%	SF+	11.75%	17.23%	4/10/2026	5,705	5,645	3,305
			Secured Debt	(9) (14)	3/11/2022		17.23%	SF+	11.75%	17.23%	4/10/2026	9,283	9,169	5,378
													32,311	22,882
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	3,166	2,989	76
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	15,489	13,758	374
													16,747	450
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	3,676	3,676	3,676
			Secured Debt	(9)	11/6/2023		11.94%	SF+	6.50%	12.04%	11/6/2028	7,367	7,367	7,367
			Preferred Equity		11/6/2023	32,507							14,060	13,509
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													25,337	24,552
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,060

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		12.09%	SF+	6.50%		1/18/2027	360	360	360
			Secured Debt	(9)	1/18/2022		11.09%	SF+	5.50%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		13.09%	SF+	7.50%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	720
													14,400	14,400
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(112)	(112)
			Secured Debt	(9)	12/23/2022		12.71%	SF+	7.25%		12/23/2027	24,539	23,802	24,272
			Common Equity	(8)	12/15/2021	984							965	892
													24,655	25,052
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	11/12/2019	122,416							—	70
			Preferred Member Units	(8) (29)	7/6/2018	1,548,387							—	880
			Preferred Member Units		3/8/2024	293,007							293	1,049
													293	1,999

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25)	6/30/2022			SF+	7.25%		6/30/2028	—	(59)	(59)
			Secured Debt	(9)	6/30/2022		12.59%	SF+	7.25%	6.25%	6/30/2028	29,870	29,495	28,386
													29,436	28,327
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	500

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (25)	2/16/2024			SF+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	3,109	3,109	2,844
			Secured Debt	(9)	8/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	3,798	3,288	3,475
			Common Stock		10/1/2020	723,184							1	70
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	20
													7,434	6,409
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25)	5/1/2023			SF+	7.00%		5/1/2028	—	(23)	(23)
			Secured Debt	(9)	5/1/2023		11.48%	SF+	6.00%		5/1/2028	6,389	6,285	6,389
			Secured Debt	(9)	5/1/2023		13.48%	SF+	8.00%		5/1/2028	6,389	6,285	6,389
			Preferred Equity		5/1/2023	571							571	500
			Common Equity		5/1/2023	571							—	—
													13,118	13,255
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (25)	2/1/2024			SF+	6.25%		2/1/2029	—	(52)	(52)
			Secured Debt	(9) (25)	2/1/2024			SF+	6.25%		2/1/2029	—	(26)	(26)
			Secured Debt	(9)	2/1/2024		11.66%	SF+	6.25%		2/1/2029	26,673	26,157	26,157
			Common Equity		2/1/2024	2,333,333							2,333	2,333
													28,412	28,412
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	7,056	7,056	921
													7,817	1,682
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	—							6,290	4,034
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	—							4,350	4,358

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	—							2,000	2,211
													12,640	10,603
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			SF+	5.00%		6/10/2026	—	(18)	—
			Secured Debt	(9)	6/14/2021		10.43%	SF+	5.00%		6/10/2028	20,256	20,043	20,256
													20,025	20,256
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	2,142,167							2,142	2,142
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	2,142
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25)	5/18/2022			SF+	6.00%		5/18/2027	—	(8)	(8)
			Secured Debt	(9)	5/18/2022		11.56%	SF+	6.00%		5/18/2027	7,913	7,857	7,913
			Secured Debt	(9)	5/18/2022		11.56%	SF+	6.00%		5/18/2027	6,087	6,049	6,087
			Common Equity		12/30/2022	245,926							246	246
													14,144	14,238
Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		12.05%	SF+	6.75%		10/20/2028	45,000	44,132	44,132

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9)	2/7/2022		12.56%	SF+	7.00%		2/7/2027	1,657	1,501	1,575
			Secured Debt	(9)	2/7/2022		12.58%	SF+	7.00%		2/7/2027	36,447	36,021	34,630
			Secured Debt	(9)	6/24/2022		12.58%	SF+	7.00%		2/7/2027	2,019	1,996	1,919
			Secured Debt	(9)	3/27/2023		12.58%	SF+	7.00%		2/7/2027	4,880	4,788	4,637
													44,306	42,761
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,677	2,677	16

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	5,000	4,878	4,887
			Secured Debt	(9) (25)	3/29/2024			SF+	8.00%		8/6/2026	—	(167)	(167)
			Secured Debt	(9)	8/6/2021		13.46%	SF+	8.00%		8/6/2026	18,244	18,069	17,830
													22,780	22,550
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units		12/29/2016	861,618							3,335	22,430

Corel Corporation	(11) (13) (21)	Publisher of Desktop and Cloud-based Software
			Secured Debt	(9)	7/24/2019		10.44%	SF+	5.00%		7/2/2026	1,215	1,196	1,198

CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(61)	(61)
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(61)	(61)
			Secured Debt	(9)	12/27/2023		12.41%	SF+	7.00%		6/27/2027	11,250	10,944	11,028
													10,822	10,906
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	830

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	855
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	855
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.43%	SF+	5.00%	10.43%	12/31/2026	2,125	1,967	1,967
			Secured Debt	(9)	12/20/2022		12.43%	SF+	7.00%	12.43%	12/31/2026	2,180	1,946	1,926
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,041	3,953
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (32)	11/19/2020		13.45%	SF+	8.00%		10/30/2025	2,974	2,934	2,883
			Secured Debt	(9)	11/19/2020		13.45%	SF+	8.00%		10/30/2025	4,402	4,365	4,268
			Secured Debt	(9)	11/19/2020		13.45%	SF+	8.00%		10/30/2025	8,781	8,700	8,512
			Secured Debt	(9)	4/20/2021		13.45%	SF+	8.00%		10/30/2025	1,821	1,807	1,765
			Secured Debt	(9)	10/14/2021		13.45%	SF+	8.00%		10/30/2025	9,964	9,886	9,660
													27,692	27,088
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.74%	SF+	6.25%		12/29/2027	9,780	9,587	8,998

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,567	1,843
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,980	898
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,119	921
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,934	5,672
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(30)	8/31/2023	0.49%							2,690	2,690
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,083	1,513
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,402	3,963
													27,775	17,500
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (32)	5/23/2022		13.75%	P+	5.25%		5/23/2027	557	524	557
			Secured Debt	(9)	5/23/2022		11.66%	SF+	6.25%		5/23/2028	16,093	15,872	15,912
													16,396	16,469
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(33)	(33)
			Secured Debt	(9)	4/7/2023		13.40%	SF+	8.00%		4/7/2029	26,247	25,586	26,247
			Common Equity		4/7/2023	649,794							663	780
													26,216	26,994
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		13.56%	SF+	8.00%		12/22/2026	3,692	3,672	3,643
			Secured Debt	(9)	12/22/2021		13.56%	SF+	8.00%	8.00%	12/22/2026	45,062	44,821	44,461
													48,493	48,104
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	1,231
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,231
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	11/10/2023		12.17%	SF+	6.75%		11/10/2028	706	463	699
			Secured Debt	(9)	11/10/2023		12.17%	SF+	6.75%		11/10/2028	32,389	31,496	32,066
			Common Equity		11/10/2023	705,882							706	706
													32,665	33,471
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	10/18/2019		11.93%	SF+	6.50%		4/2/2025	1,364	1,360	1,364
			Secured Debt	(9) (25)	10/18/2019			SF+	6.50%		4/2/2025	—	(7)	(7)
			Secured Debt	(9)	10/18/2019		11.93%	SF+	6.50%		4/2/2025	10,596	10,581	10,596
			Secured Debt	(9)	9/15/2023		11.93%	SF+	6.50%		4/2/2025	950	950	950
			Secured Debt	(9)	12/22/2023		11.93%	SF+	6.50%		4/2/2025	227	224	227
													13,108	13,130
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.46%	SF+	6.00%		9/30/2028	454	439	450
			Secured Debt	(9)	9/30/2022		11.48%	SF+	6.00%		9/30/2028	300	286	297
			Secured Debt	(9)	9/30/2022		11.45%	SF+	6.00%		9/30/2028	3,606	3,551	3,567
													4,276	4,314
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		9.07%	SF+	3.50%	2.50%	6/21/2026	2,378	2,232	2,232
			Secured Debt	(14)	3/7/2024		2.50%		2.50%	2.50%	6/21/2026	1,626	713	713
			Common Equity		3/7/2024	64,029							—	—
													2,945	2,945
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(45)	(45)
			Secured Debt	(9)	8/1/2022		11.83%	SF+	6.50%		8/1/2027	6,716	6,613	6,716
			Secured Debt	(9)	8/1/2022		11.83%	SF+	6.50%		8/1/2027	16,580	16,359	16,580
													22,927	23,251
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		11.98%	SF+	6.50%	3.50%	10/23/2026	25,552	25,552	25,049

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.84%	SF+	8.25%	2.00%	6/30/2026	7,204	7,082	7,056

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2026	—	(18)	—
			Secured Debt	(9)	7/30/2021		10.93%	SF+	5.50%		7/30/2028	10,315	10,216	10,315
			Secured Debt	(9)	7/30/2021		10.93%	SF+	5.50%		7/30/2028	4,941	4,889	4,941
													15,087	15,256
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (32)	6/8/2023		12.27%	SF+	7.00%		6/30/2028	1,186	1,109	1,186
			Secured Debt	(9)	6/8/2023		12.25%	SF+	7.00%		6/30/2028	20,716	20,196	20,716
			Common Equity		6/8/2023	849							1,166	1,210

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													22,471	23,112
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.21%	SF+	7.75%	1.00%	7/31/2024	18,646	18,620	17,620

Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		11.18%	SF+	5.75%		11/1/2026	1,501	1,478	1,501
			Secured Debt	(9)	11/1/2021		11.18%	SF+	5.75%		11/1/2026	7,651	7,570	7,651
													9,048	9,152
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(66)	(66)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(54)	(54)
			Secured Debt	(9)	7/19/2023		11.56%	SF+	6.25%		7/19/2029	14,370	13,991	14,124
			Common Equity		7/19/2023	131,100							656	430
													14,527	14,434
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (32)	4/3/2023		13.44%	SF+	8.00%		4/3/2028	790	771	762
			Secured Debt	(9)	4/3/2023		13.48%	SF+	8.00%		4/3/2028	7,289	7,137	7,028
			Secured Debt	(9)	6/14/2023		13.48%	SF+	8.00%		4/3/2028	2,932	2,875	2,827
			Common Equity		4/3/2023	131,569							417	240
													11,200	10,857
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		15.43%	SF+	10.00%		8/7/2023	1,835	1,835	1,680
			Secured Debt	(9) (14) (17)	8/7/2019		12.43%	SF+	7.00%	12.43%	8/7/2023	7,313	7,237	17
			Common Stock		12/7/2021	2,143							—	—
													9,072	1,697
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		11.43%	SF+	6.00%		7/19/2025	26,957	26,916	26,957

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.96%	SF+	6.50%		8/28/2025	104	101	103
			Secured Debt	(9)	8/28/2019		11.96%	SF+	6.50%		8/28/2025	16,812	16,757	16,615
													16,858	16,718
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.31%	SF+	5.75%		3/25/2027	7,088	6,880	5,670

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.03%	SF+	5.50%	8.54%	4/14/2028	2,945	2,696	2,576
			Common Equity		4/13/2023	198,743							—	—
													2,696	2,576
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.46%	SF+	7.00%		11/4/2024	834	825	834
			Secured Debt	(9)	2/27/2024		15.48%	SF+	10.00%		11/4/2024	159	144	144
			Secured Debt	(9)	11/8/2021		12.46%	SF+	7.00%		11/4/2024	1,948	1,948	1,948
			Preferred Equity		11/8/2021	2,826,667							110	1,090
													3,027	4,016
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,134	1,134	—
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,091	1,091	—
			Secured Debt	(9)	3/30/2024		14.31%	SF+	8.75%	6.00%	3/29/2029	1,945	1,945	1,945
			Secured Debt	(9)	3/30/2024		14.31%	SF+	8.75%	6.00%	3/29/2029	1,182	1,182	1,182
			Common Stock		8/21/2019	472,579							4,429	—
			Common Stock		3/29/2024	5,461,019							200	200
													9,981	3,327
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (32)	12/22/2021		11.57%	SF+	6.00%		12/22/2026	7,347	7,255	7,347
			Secured Debt	(9)	12/22/2021		11.55%	SF+	6.00%		12/22/2026	35,763	35,362	35,763
			Secured Debt	(9)	2/1/2024		11.55%	SF+	6.00%		12/22/2026	3,347	3,252	3,347
			Common Equity		12/22/2021	1,684,211							1,684	1,270
													47,553	47,727
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		14.70%	SF+	9.25%		10/4/2026	1,031	1,002	958
			Secured Debt	(9)	10/4/2021		14.70%	SF+	9.25%		10/4/2026	7,429	7,353	6,901
													8,355	7,859
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.56%	SF+	5.00%		5/9/2026	15,648	15,530	15,179

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	2,841

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		9/25/2024	8,647	8,634	8,647

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		9/25/2024	5,526	5,516	5,526
			Secured Debt	(9)	11/20/2020		12.68%	SF+	7.25%		9/25/2024	2,900	2,894	2,900
			Secured Debt	(9)	2/26/2021		12.68%	SF+	7.25%		9/25/2024	1,126	1,125	1,126
			Secured Debt	(9)	5/12/2022		12.68%	SF+	7.25%		9/25/2024	11,409	11,385	11,409
													29,554	29,608
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		15.48%	SF+	9.00%	1.00%	8/16/2026	4,416	4,335	4,072

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	24,809	23,998	19,235

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (25)	3/15/2021			SF+	6.75%		3/15/2026	—	(25)	—
			Secured Debt	(9)	3/15/2021		12.23%	SF+	6.75%		3/15/2026	14,853	14,734	14,853
			Secured Debt	(9)	3/28/2024		12.98%	SF+	7.50%		3/15/2026	4,500	4,369	4,500
													19,078	19,353
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	6.25%		4/3/2028	—	(48)	(48)
			Secured Debt	(9)	4/4/2022		11.43%	SF+	6.00%		4/3/2028	22,168	21,873	22,168
													21,825	22,120
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.46%	SF+	7.00%		12/31/2026	22,495	22,103	21,888

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		11.57%	SF+	6.25%		11/30/2028	827	787	793
			Secured Debt	(9) (26)	11/30/2023		11.58%	SF+	6.25%		11/30/2028	712	688	683
			Secured Debt	(9)	11/30/2023		10.59%	SF+	5.25%		11/30/2028	4,941	4,831	4,892
			Secured Debt	(9)	11/30/2023		12.59%	SF+	7.25%		11/30/2028	4,941	4,826	4,892
			Common Equity		11/30/2023	459,657							460	460
													11,592	11,720
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	3,928	3,882	3,887
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	10,314	10,182	11,021
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	17,387	17,177	17,387

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	160	160	160
			Common Stock		8/30/2022	44,445,814							889	678
													32,290	33,133
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	7.00%		12/18/2026	—	(8)	(8)
			Secured Debt	(9) (25)	12/18/2019			SF+	7.00%		12/18/2026	—	—	—
			Secured Debt	(9)	12/18/2019		12.48%	SF+	7.00%		12/18/2026	28,786	28,470	28,786
													28,462	28,778
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		11.44%	SF+	6.00%		10/1/2026	17,463	16,642	15,258

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,432	4,432	46

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.50%		6/7/2028	—	(77)	(77)
			Secured Debt	(9)	6/7/2023		11.82%	SF+	6.50%		6/7/2028	6,170	6,004	6,170
			Secured Debt	(9)	6/7/2023		11.80%	SF+	6.50%		6/7/2028	18,372	17,913	18,372
			Common Equity		6/7/2023	1,234							1,234	1,690
													25,074	26,155
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		12.28%	SF+	6.85%		5/1/2029	7,940	7,740	7,940
			Secured Debt	(9)	9/7/2023		12.15%	SF+	6.85%		5/1/2029	758	737	758
			Secured Debt	(9)	1/30/2024		11.55%	SF+	6.25%		5/1/2029	762	748	762
													9,225	9,460
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		12.77%	SF+	7.25%		8/19/2027	3,022	2,894	3,022
			Secured Debt	(9)	8/19/2022		12.84%	SF+	7.25%		8/19/2027	21,707	21,406	21,707
													24,300	24,729
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (25)	10/2/2023			SF+	8.00%		10/2/2028	—	(44)	(44)
			Secured Debt	(9)	10/2/2023		13.64%	SF+	8.00%		10/2/2028	9,844	9,622	9,745
			Preferred Equity		10/2/2023	3,281,250							3,281	3,281
													12,859	12,982
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (32)	4/8/2021		12.33%	SF+	6.75%		4/8/2026	1,278	1,271	1,209

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	4/8/2021		12.18%	SF+	6.75%		4/8/2026	13,369	13,290	12,645
													14,561	13,854
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		11.07%	SF+	5.50%		12/20/2024	20,814	20,277	12,560

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	1,727	1,652	1,714
			Secured Debt	(9)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	39,850	38,672	39,552
													40,324	41,266
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	6.50%		8/27/2026	—	(7)	—
			Secured Debt	(9)	8/27/2021		12.09%	SF+	6.50%		8/27/2026	3,376	3,333	3,318
			Secured Debt	(9)	8/27/2021		14.09%	SF+	8.50%		8/27/2026	3,376	3,333	3,270
													6,659	6,588
RTIC Subsidiary Holdings, LLC	(10)	Direct-To-Consumer eCommerce Provider of Outdoor Products
			Secured Debt	(9)	9/1/2020		13.17%	SF+	7.75%		9/1/2025	2,671	2,661	2,639
			Secured Debt	(9)	9/1/2020		13.18%	SF+	7.75%		9/1/2025	13,664	13,613	13,500
			Secured Debt	(9)	9/1/2020		13.18%	SF+	7.75%		9/1/2025	548	546	541
													16,820	16,680
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.24%	SF+	5.75%	2.00%	11/16/2025	5,799	5,782	5,799
			Secured Debt	(9)	7/16/2021		13.24%	SF+	5.75%	2.00%	11/16/2025	7,954	7,901	7,954
													13,683	13,753
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			SF+	6.00%		12/13/2026	—	(48)	(48)
			Secured Debt	(9)	12/10/2021		11.43%	SF+	6.00%		12/13/2026	33,249	32,888	33,249
			Common Equity		12/10/2021	864							864	835
													33,704	34,036
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9)	7/1/2022		12.96%	SF+	7.50%		7/1/2027	958	917	958
			Secured Debt	(9)	7/1/2022		12.96%	SF+	7.50%		7/1/2027	15,688	15,482	15,688
			Common Stock		7/1/2022	638,710							639	610
													17,038	17,256
Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		11.04%	SF+	5.50%		10/1/2028	7,975	7,929	8,005
			Secured Debt	(9)	11/7/2023		11.19%	SF+	5.75%		10/1/2028	9,154	8,908	9,188
													16,837	17,193

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		10.58%	SF+	5.00%		12/18/2027	14,766	14,564	14,785

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	5,030

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,680

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(124)	(124)
			Secured Debt	(9)	3/11/2024		11.82%	SF+	6.50%		3/11/2029	34,183	33,007	33,007
			Preferred Equity		3/11/2024	1,218,750							1,219	1,219
													34,102	34,102
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.49%	SF+	7.15%	6.00%	5/2/2027	9,900	3,657	3,790
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,677	3,790
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		11.43%	SF+	6.00%		9/8/2026	23,065	22,807	23,065
			Secured Debt	(9)	7/19/2023		11.93%	SF+	6.50%		9/8/2026	8,972	8,832	8,972
			Secured Debt	(9)	11/21/2023		11.93%	SF+	6.50%		9/8/2026	4,677	4,598	4,677
													36,237	36,714
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.99%	SF+	7.50%		4/5/2029	4,000	3,904	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(352)	(352)
			Secured Debt	(9)	11/9/2020		11.57%	SF+	6.00%		11/3/2027	17,780	17,546	17,423
													17,194	17,071
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,270

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9)	12/22/2023		12.44%	SF+	7.00%		12/22/2028	42,394	41,403	41,572

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,570

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9)	7/19/2021		12.48%	SF+	7.00%		7/19/2026	3,668	3,634	3,668
			Common Stock		7/19/2021	400,000							400	830
													4,030	4,494
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (32)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	2,223	2,198	2,223
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	385	364	385
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	15,846	15,708	15,846
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	12,674	12,563	12,674
													30,833	31,128
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		11.31%	SF+	6.00%		3/1/2028	2,399	2,362	2,399
			Secured Debt	(9)	3/1/2022		11.31%	SF+	6.00%		3/1/2028	10,631	10,494	10,631
			Secured Debt	(9)	11/3/2023		11.31%	SF+	6.00%		3/1/2028	5,290	5,192	5,290
			Common Stock	(8)	3/1/2022	1,541,400							1,541	3,600
													19,589	21,920
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		13.58%	SF+	8.00%		11/19/2026	1,778	1,724	1,745
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	2,067	2,038	2,028
			Secured Debt	(9)	11/19/2021		12.59%	SF+	7.00%		11/19/2026	9,300	9,149	9,127
			Secured Debt	(9)	11/19/2021		12.58%	SF+	7.00%		11/19/2026	6,667	6,484	6,543
													19,395	19,443
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		11.18%	SF+	5.75%		12/17/2027	23,996	23,673	23,996
			Secured Debt	(9)	12/17/2021		11.15%	SF+	5.75%		12/17/2027	37,731	37,270	37,731
													60,943	61,727
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.93%	SF+	7.50%		8/9/2026	11,812	11,573	10,973

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		12.68%	SF+	7.25%	1.50%	12/31/2024	17,291	17,291	17,095
			Secured Debt	(9) (26)	2/11/2022		12.68%	SF+	7.25%	1.50%	12/31/2024	4,335	4,335	4,286

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

											21,626	21,381
Short-term portfolio investments	(39)
			Secured Debt			8.68%				103,103	103,308	103,383

Subtotal Non-Control/Non-Affiliate Investments (72.8% of net assets at fair value)											$1,879,039	$1,830,866
Total Portfolio Investments, March 31, 2024 (180.8% of net assets at fair value)											$3,947,530	$4,548,027
Money market funds (included in cash and cash equivalents) (31)
Dreyfus Government Cash Management (36)											$45,214	$45,214
Fidelity Government Fund (37)											3,566	3,566
Fidelity Treasury (38)											3,079	3,079
Total money market funds											$51,859	$51,859

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)
___________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Corporate Facility or SPV Facility (each as defined in Note B.5. — Summary of Significant Accounting Policies —Deferred Financing Costs, and together the “Credit Facilities”) or in support of the SBA-guaranteed debentures issued by the Funds.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 93% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.21%.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2024.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)
(21)Portfolio company headquarters are located outside of the United States.
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+8.09% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 12.45% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of March 31, 2024. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Money market fund interests included in cash and cash equivalents.
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2024.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(35)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(36)Effective yield as of March 31, 2024 was approximately 4.94% on the Dreyfus Government Cash Management.
(37)Effective yield as of March 31, 2024 was approximately 4.97% on the Fidelity Government Fund.
(38)Effective yield as of March 31, 2024 was approximately 4.95% on the Fidelity Treasury.
(39)Short-term portfolio investments. See Note C—Fair Value Hierarchy for Investments and Debentures—Portfolio Composition for a description of short-term portfolio investments. Short-term portfolio investments bear interest at index based floating interest rates which range from SOFR plus 2.75% to SOFR plus 4.00%, with SOFR floors which range from 0% to 0.75% (with a weighted average SOFR floor of approximately 0.39%) and resulting interest rates which range from 8.08% to 9.44% as of March 31, 2024, with a weighted-average interest rate of 8.68%.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													12,565	20,660
Vision Interests, Inc.		Manufacturer / Installer of Commercial Signage
			Series A Preferred Stock	(8)	12/23/2011	3,000,000							3,000	3,000

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							8,646	7,250
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													27,322	9,350
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (17) (25)	12/1/2021			SF+	6.00%		12/1/2023	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	28,200	28,035	28,035
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													40,275	40,275
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	2,080
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,475
Subtotal Control Investments (81.0% of net assets at fair value)													$1,435,131	$2,006,698
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$423	$419	$418
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	14,053	13,970	13,895
			Common Stock		12/11/2020	593,928							3,148	—
			Warrants	(27)	12/11/2020	554,353					12/11/2025		—	—
													17,537	14,313
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	320
			Member Units		6/30/2017	2,160,000							2,256	1,990
													2,576	2,310
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	16,980	16,980	12,144
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,609	2,833
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	3,698
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													18,942	12,328
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	150
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	150
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	12,123	12,028	12,028
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													15,873	15,873
Subtotal Affiliate Investments (24.8% of net assets at fair value)													$575,894	$615,002
Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	9/6/2022			P+	5.00%		9/6/2028	$—	$(62)	$—
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	1,921	1,894	1,921
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	19,817	19,303	19,817
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	1,372	1,305	1,372
													22,440	23,110
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25)	6/7/2023			SF+	7.50%		6/7/2028	—	(2)	(2)
			Secured Debt	(9)	6/7/2023		12.98%	SF+	7.50%		6/7/2028	24,796	24,526	24,796
			Warrants	(43)	6/7/2023	17,525					5/19/2028		—	110
													24,524	24,904
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,841	7,841	7,684
			Secured Debt	(9) (41)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	21,207	21,168	20,784
													29,009	28,468
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.22%	SF+	5.75%		3/19/2026	10,952	10,856	10,860

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,284	1,284
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260
													2,060	1,544
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.45%	SF+	5.00%	10.45%	12/31/2026	2,071	1,912	1,912
			Secured Debt	(9)	12/20/2022		12.45%	SF+	7.00%	12.45%	12/31/2026	2,113	1,880	1,859
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,920	3,831
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	967	930	927
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	4,792	4,758	4,596
			Secured Debt	(9)	11/19/2020		13.50%	SF+	8.00%		10/30/2025	9,557	9,483	9,167
			Secured Debt	(9)	4/20/2021		13.50%	SF+	8.00%		10/30/2025	1,982	1,964	1,901
			Secured Debt	(9)	10/14/2021		13.50%	SF+	8.00%		10/30/2025	10,846	10,747	10,403
													27,882	26,994
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.79%	SF+	6.25%		12/29/2027	8,965	8,841	8,158

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,567	1,918
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,980	899
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,564	1,720
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,742	5,858
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,083	1,413
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,495	4,056
													25,431	15,864

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,570

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9)	7/19/2021		12.54%	SF+	7.00%		7/19/2026	3,723	3,685	3,723
			Common Stock		7/19/2021	400,000							400	731
													4,081	4,450
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (49)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	1,853	1,825	1,853
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	386	364	386
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	15,886	15,736	15,886
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	12,707	12,585	12,707
													30,510	30,832
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (50)	3/1/2022		11.34%	SF+	6.00%		3/1/2028	2,405	2,365	2,405
			Secured Debt	(9)	3/1/2022		11.35%	SF+	6.00%		3/1/2028	10,658	10,512	10,658
			Secured Debt	(9)	11/3/2023		11.35%	SF+	6.00%		3/1/2028	5,303	5,199	5,303
			Common Stock		3/1/2022	1,541,400							1,541	2,990
													19,617	21,356
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (40)	11/19/2021		12.64%	SF+	7.00%		11/19/2026	2,222	2,198	2,222
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	2,067	2,036	2,067
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	9,300	9,193	9,300
													13,427	13,589
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9) (25)	12/17/2021			SF+	5.25%		12/17/2026	—	(163)	—
			Secured Debt	(9)	12/17/2021		11.22%	SF+	5.75%		12/17/2027	24,057	23,713	24,057
			Secured Debt	(9)	12/17/2021		11.25%	SF+	5.75%		12/17/2027	37,828	37,336	37,828
													60,886	61,885
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		13.00%	SF+	7.50%		8/9/2026	11,167	10,970	10,220

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (38)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	17,279	17,246	16,380
			Secured Debt	(9) (38)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	4,331	4,327	4,067
													21,573	20,447
Subtotal Non-Control/Non-Affiliate Investments (67.2% of net assets at fair value)													$1,714,935	$1,664,571

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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of these floating rate loans (based on the par amount) contain LIBOR or SOFR floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.20%.
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
(19)Investments may have a portion, or all, of their income received from PIK interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2023.
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
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The “Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and financial position as of March 31, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 17 and 19 LMM portfolio companies during the three months ended March 31, 2024 and 2023, respectively, representing 24% and 30% of the total LMM portfolio at fair value as of March 31, 2024 and 2023, respectively. A total of 69 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024, representing 95% of the total LMM portfolio at fair value as of March 31, 2024. Excluding its investments in LMM portfolio companies that, as of March 31, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 17 and 19 Private Loan portfolio companies during the three months ended March 31, 2024 and 2023, respectively, representing 27% and 25% of the total Private Loan portfolio at fair value as of March 31, 2024 and 2023, respectively. A total of 59 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024, representing 79% of the total Private Loan portfolio at fair value as of March 31, 2024. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 94% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (98% as of both March 31, 2024 and December 31, 2023) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, the majority of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.1% and 3.3% of Main Street’s Investment Portfolio at fair value as of March 31, 2024 and December 31, 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of March 31, 2024 and December 31, 2023.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of March 31, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and changing market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of Main Street’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At March 31, 2024 and December 31, 2023, the Company had $51.9 million and $15.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
At March 31, 2024 and December 31, 2023, cash balances totaling $58.0 million and $40.1 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of March 31, 2024, investments on non-accrual status comprised 0.5% of Main Street’s total Investment Portfolio at fair value and 2.0% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 2.3% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2024 and 2023, 3.2% and 2.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash. For each of the three months ended March 31, 2024 and 2023, 0.3% of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$100,106	$93,392
Dividend income	22,791	24,222
Fee income	8,709	2,640
Total interest, fee and dividend income	$131,606	$120,254
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For each of the three months ended March 31, 2024 and 2023, 1.8% of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Main Street’s debt instruments, including all revolving and term debt and secured and unsecured debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, Main Street discloses the estimated fair value of its debt obligations in Note E — Debt. To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in Note E — Debt, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value Main Street’s debt instruments for purposes of the fair value estimate disclosures in Note E — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
14.    Recently Issued or Adopted Accounting Standards
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the year ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto. For the current year, the Company will no longer utilize the optional expedients provided by ASU 2020-04, as LIBOR is no longer referenced in any of its contracts. ASU 2022-06 did not have a material impact on the consolidated financial statements and the notes thereto.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
As of March 31, 2024 and December 31, 2023, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, Main Street held several short-term portfolio investments consisting primarily of secured debt investments. The fair value determination for these investments consisted of available observable inputs in non-active markets sufficient to determine the fair value of the investments. As a result, Main Street’s short-term portfolio investments were categorized as Level 2 as of March 31, 2024. As of December 31, 2023, Main Street did not hold any short-term portfolio investments.

As of March 31, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2024 and December 31, 2023:

Type of Investment	Fair Value as of March 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted Average (4)	Median (4)
Equity investments	$1,447,635	Discounted cash flow	WACC	9.3% - 22.4%	14.3%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.5x - 8.9x (2)	7.1x	6.3x
Debt investments	$2,808,138	Discounted cash flow	Risk adjusted discount factor (5)	9.4% - 18.4% (2)	12.9%	12.7%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$188,871	Market approach	Third-party quote	38.3 - 100.5	90.9	95.9
Total Level 3 investments	$4,444,644
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 5.0% - 31.9%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 7.5x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2024
Debt	$2,883,917	$—	$(158,527)	$260,765	$4,075	$(12,080)	$18,859	$2,997,009
Equity	1,395,744	—	(14,509)	30,534	7,079	41,136	(18,859)	1,441,125
Equity Warrant	6,610	—	—	—	—	(100)	—	6,510
	$4,286,271	$—	$(173,036)	$291,299	$11,154	$28,956	$—	$4,444,644
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At March 31, 2024 and December 31, 2023, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,361,511	$—	$—	$2,361,511
Private Loan portfolio investments	1,519,538	—	—	1,519,538
Middle Market portfolio investments	238,553	—	—	238,553
Other Portfolio investments	139,782	—	—	139,782
External Investment Manager	185,260	—	—	185,260
Short-term portfolio investments	103,383	—	103,383	—
Total investments	$4,548,027	$—	$103,383	$4,444,644

		Fair Value Measurements
		(in thousands)
At December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,273,000	$—	$—	$2,273,000
Private Loan portfolio investments	1,453,549	—	—	1,453,549
Middle Market portfolio investments	243,695	—	—	243,695
Other Portfolio investments	141,964	—	—	141,964
External Investment Manager	174,063	—	—	174,063
Total investments	$4,286,271	$—	$—	$4,286,271
Investment Portfolio Composition
Main Street’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. Main Street seeks to achieve its investment objective primarily through its LMM and Private Loan investment strategies.
Main Street’s LMM investment strategy is focused on investments in secured debt and equity in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $100 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, Main Street makes direct equity investments and/or receives nominally priced equity warrants in connection with a debt investment.
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
Main Street has also historically maintained a Middle Market investment strategy which is focused on investments in syndicated loans to or debt securities in Middle Market companies, which Main Street defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $25 million. Main Street’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date. Over the last few years, Main Street has been de-emphasizing this strategy and expects to continue to do so in the future.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”) and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended March 31, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.6 million and $5.0 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2024 and 2023, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed further below).

	As of March 31, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	81	88	22
Fair value	$2,361.5	$1,519.5	$238.6
Cost	$1,850.3	$1,538.3	$284.8
Debt investments as a % of portfolio (at cost)	72.5%	94.7%	91.0%
Equity investments as a % of portfolio (at cost)	27.5%	5.3%	9.0%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	99.0%
Weighted-average annual effective yield (b)	12.8%	12.8%	12.9%
Average EBITDA (c)	$8.7	$32.8	$61.1
____________________
(a)At March 31, 2024, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of March 31, 2024 including debt investments on non-accrual status was 12.7% for its LMM portfolio, 12.4% for its Private Loan portfolio and 11.4% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
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
For the three months ended March 31, 2024 and 2023, Main Street achieved an annualized total return on investments of 16.7% and 13.4%, respectively. For the year ended December 31, 2023, Main Street achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of March 31, 2024, Main Street had Other Portfolio investments in 14 entities, collectively totaling $139.8 million in fair value and $141.2 million in cost basis and which comprised 3.1% and 3.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of March 31, 2024, Main Street had short-term portfolio investments in 11 entities, collectively totaling $103.4 million in fair value and $103.3 million in cost basis and which comprised 2.3% and 2.6% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, Main Street held no short-term portfolio investments.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2024, this investment had a fair value of $185.3 million and a cost basis of $29.5 million, which comprised 4.1% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2024 and December 31, 2023 (this information

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager, which are discussed above).

Cost:	March 31, 2024	December 31, 2023
First lien debt	83.0%	82.7%
Equity	16.5	16.8
Second lien debt	0.1	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
First lien debt	71.6%	71.6%
Equity	27.8	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2024	December 31, 2023
West	26.7%	25.8%
Northeast	21.4	22.3
Southwest	19.5	19.7
Midwest	16.8	17.0
Southeast	13.7	13.1
Canada	0.4	0.4
Other Non-United States	1.5	1.7
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
West	26.0%	25.4%
Southwest	21.9	22.0
Northeast	20.5	21.3
Midwest	18.0	18.1
Southeast	11.8	11.3
Canada	0.4	0.3
Other Non-United States	1.4	1.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2024	December 31, 2023
Internet Software & Services	7.4%	7.6%
Machinery	7.4	7.7
Professional Services	5.9	6.0
IT Services	5.1	5.0
Construction & Engineering	5.0	4.9
Diversified Consumer Services	4.8	4.9
Commercial Services & Supplies	4.6	4.5
Health Care Providers & Services	4.6	5.4
Distributors	4.1	4.3
Containers & Packaging	3.7	3.8
Energy Equipment & Services	3.4	2.7
Tobacco	3.2	3.1
Leisure Equipment & Products	3.1	3.1
Textiles, Apparel & Luxury Goods	3.1	3.2
Electrical Equipment	3.0	1.6
Aerospace & Defense	2.7	2.9
Computers & Peripherals	2.5	2.7
Specialty Retail	2.5	2.1
Media	2.2	2.4
Software	2.2	2.0
Building Products	1.7	1.7
Food Products	1.7	1.6
Diversified Financial Services	1.6	1.7
Food & Staples Retailing	1.6	1.6
Auto Components	1.5	1.6
Electronic Equipment, Instruments & Components	1.5	1.5
Health Care Equipment & Supplies	1.3	1.3
Internet & Catalog Retail	1.3	1.3
Communications Equipment	1.2	1.2
Hotels, Restaurants & Leisure	1.1	1.1
Household Products	1.0	1.0
Chemicals	0.9	1.0
Other	3.1	3.5
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2024	December 31, 2023
Machinery	8.6%	8.8%
Diversified Consumer Services	7.0	7.1
Professional Services	6.4	6.5
Internet Software & Services	6.0	6.2
Construction & Engineering	5.2	5.1
IT Services	4.7	4.6
Computers & Peripherals	4.4	4.4
Distributors	4.4	4.5
Health Care Providers & Services	4.4	5.0
Commercial Services & Supplies	3.9	3.9
Containers & Packaging	3.8	3.9
Tobacco	3.3	3.2
Energy Equipment & Services	3.2	2.5
Specialty Retail	3.0	2.7
Electrical Equipment	2.8	1.7
Aerospace & Defense	2.5	2.7
Media	2.5	2.7
Leisure Equipment & Products	2.4	2.5
Textiles, Apparel & Luxury Goods	2.3	2.6
Software	2.2	2.1
Diversified Financial Services	1.6	1.6
Food Products	1.6	1.5
Building Products	1.5	1.5
Auto Components	1.4	1.5
Food & Staples Retailing	1.2	1.2
Air Freight & Logistics	1.1	1.1
Internet & Catalog Retail	1.1	1.2
Construction Materials	1.0	1.0
Health Care Equipment & Supplies	1.0	1.0
Other	5.5	5.7
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At March 31, 2024 and December 31, 2023, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of March 31, 2024 and December 31, 2023, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2024 and 2023, the total contribution to Main Street’s net investment income was $8.6 million and $8.1 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 is as follows:

	As of March 31, 2024	As of December 31, 2023
	(dollars in thousands)
Accounts receivable - advisory clients	$10,201	$10,777
Intangible Asset	29,500	29,500
Total assets	$39,701	$40,277

Accounts payable to MSCC and its subsidiaries	$7,201	$7,551
Dividend payable to MSCC and its subsidiaries	3,000	3,226
Equity	29,500	29,500
Total liabilities and equity	$39,701	$40,277

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Management fee income	$5,717	$5,470
Incentive fees	3,867	3,304
Administrative services fees	154	151
Total revenues	9,738	8,925
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,834)	(4,268)
Other G&A expenses	(725)	(730)
Total allocated expenses	(5,559)	(4,998)
Other direct G&A expenses	(9)	—
Total expenses	(5,568)	(4,998)
Pre-tax income	4,170	3,927
Tax expense	(1,170)	(871)
Net income	$3,000	$3,056

NOTE E — DEBT
Summary of Main Street’s debt as of March 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$313,000	$—	$313,000	$313,000
SPV Facility	10,000	—	10,000	10,000
July 2026 Notes	500,000	(1,206)	498,794	466,270
May 2024 Notes	450,000	45	450,045	449,933
March 2029 Notes	350,000	(3,531)	346,469	356,223
SBIC Debentures	286,200	(5,187)	281,013	220,824
December 2025 Notes	150,000	(906)	149,094	148,998
Total Debt	$2,059,200	$(10,785)	$2,048,415	$1,965,248
____________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, May 2024 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Summary of Main Street’s debt as of December 31, 2023 is as follows:

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
Summarized interest expense for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Corporate Facility	$4,279	$6,610
SPV Facility	1,678	3,427
July 2026 Notes	3,882	3,882
May 2024 Notes	5,714	5,714
March 2029 Notes	5,486	—
SBIC Debentures	2,706	2,752
December 2025 Notes	3,031	2,612
Total Interest Expense	$26,776	$24,997
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. As of March 31, 2024, the Corporate Facility included total commitments of $995.0 million from a diversified group of 18 lenders and contained an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.4 billion. The revolving period under the Corporate Facility expires in August 2026 and the Corporate Facility is scheduled to mature in August 2027.
As of March 31, 2024, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2024, the interest rate on the Corporate Facility was 7.3%. The average interest rate for borrowings under the Corporate Facility was 7.3% and 6.5% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains the SPV Facility to finance its investment and operational activities. As of March 31, 2024, the SPV Facility included total commitments of $430.0 million from a diversified group of six lenders and contained an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2024, the interest rate on the SPV Facility was 7.9%. The average interest rate for borrowings under the SPV Facility was 7.9% and 7.1% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s balance sheets as of March 31, 2024 and December 31, 2023 are as follows:
Balance Sheets
(dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $303,482 and $315,373 as of March 31, 2024 and December 31, 2023, respectively)	$305,025	$317,392
Cash and cash equivalents	36,354	12,817
Interest and dividend receivable and other assets	2,724	2,956
Deferred financing costs (net of accumulated amortization of $1,028 and $783 as of March 31, 2024 and December 31, 2023, respectively)	3,585	3,829
Total assets	347,688	336,994
LIABILITIES
SPV Facility	$10,000	$160,000
Accounts payable and other liabilities to affiliates	160,169	7,170
Interest payable	302	1,135
Total liabilities	170,471	168,305
NET ASSETS
Contributed capital	138,163	138,163
Total undistributed earnings	39,054	30,526
Total net assets	177,217	168,689
Total liabilities and net assets	$347,688	$336,994

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three months ended March 31, 2024 and 2023 are as follows:
Statements of Operations
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$11,067	$8,717
Total investment income	11,067	8,717
EXPENSES:
Interest	(1,678)	(3,428)
Management Fee to MSCC	(405)	(365)
General and administrative	(18)	(57)
Total expenses	(2,101)	(3,850)
NET INVESTMENT INCOME	8,966	4,867
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(477)	(1,391)
Total net unrealized depreciation	(477)	(1,391)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,489	$3,476
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
As of March 31, 2024, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2024, Main Street was in compliance with all covenants and other requirements of the May 2024 Notes.
March 2029 Notes
In January 2024, Main Street issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) at an issue price of 99.865%. The March 2029 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The March 2029 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The March 2029 Notes bear interest at a rate of 6.95% per year payable semiannually on March 1 and September 1 of each year.
As of March 31, 2024, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $286.2 million and $350.0 million as of March 31, 2024 and December 31, 2023, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. On March 1, 2024, Main Street repaid $63.8 million of debentures that had reached maturity dates. The weighted-average annual interest rate on the SBIC debentures was 2.8% and 3.0% as of March 31, 2024 and December 31, 2023, respectively. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of March 31, 2024 was 5.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of March 31, 2024, the SBIC debentures consisted of (i) $111.2 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $108.4 million that was net of unamortized debt issuance costs of $2.8 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.6 million that was net of unamortized debt issuance costs of $2.4 million.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2024, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
NOTE F — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of Main Street for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Per Share Data:	2024	2023
NAV at the beginning of the period	$29.20	$26.86
Net investment income (1)	1.05	1.02
Net realized loss (1)(2)	(0.15)	(0.36)
Net unrealized appreciation (1)(2)	0.49	0.44
Income tax provision (1)(2)	(0.13)	(0.10)
Net increase in net assets resulting from operations (1)	1.26	1.00
Dividends paid from net investment income	(1.02)	(0.85)
Dividends paid	(1.02)	(0.85)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.02	0.15
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.03	0.03
Other (3)	0.05	0.05
NAV at the end of the period	$29.54	$27.23
Market value at the end of the period	$47.31	$39.46
Shares outstanding at the end of the period	85,163,633	79,794,089
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
NAV at end of period	$2,515,970	$2,172,922
Average NAV	$2,496,685	$2,140,754
Average outstanding debt	$1,943,050	$1,992,000
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	2.11%	2.21%
Ratio of operating expenses to average NAV (2)(3)	1.67%	1.84%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.60%	0.67%
Ratio of net investment income to average NAV (2)	3.60%	3.78%
Portfolio turnover ratio (2)	3.96%	1.54%
Total investment return (2)(4)	11.93%	9.13%
Total return based on change in NAV (2)(5)	4.33%	3.77%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $5.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively.
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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.24 per share, totaling $61.3 million, or $0.72 per share, for the three months ended March 31, 2024, compared to total regular monthly dividends of $53.6 million, or $0.675 per share, for the three months ended March 31, 2023. Main Street also paid a supplemental dividend of $25.6 million, or $0.30 per share, during the three months ended March 31, 2024, compared to supplemental dividends paid of $14.0 million, or $0.175 per share, during the three months ended March 31, 2023.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$107,147	$79,592
Book-tax difference from share-based compensation expense	4,064	2,747
Net unrealized appreciation	(40,647)	(35,118)
Income tax provision	10,940	8,114
Pre-tax book (income) loss not consolidated for tax purposes	(11,566)	15,791
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	19,264	5,824
Estimated taxable income (1)	89,202	76,950
Taxable income earned in prior year and carried forward for distribution in current year	56,142	49,216
Taxable income earned prior to period end and carried forward for distribution next period	(78,878)	(76,289)
Dividend payable as of period end and paid in the following period	20,606	18,036
Total distributions accrued or paid to common stockholders	$87,072	$67,913
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Current tax expense:
Federal	$329	$140
State	880	857
Excise	922	740
Total current tax expense	2,131	1,737
Deferred tax expense:
Federal	7,652	5,806
State	1,157	571
Total deferred tax expense	8,809	6,377

Total income tax provision	$10,940	$8,114
The net deferred tax liability at March 31, 2024 and December 31, 2023 was $72.7 million and $63.9 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At March 31, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2035 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 15,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2024, Main Street sold 126,420 shares of its common stock at a weighted-average price of $45.51 per share and raised $5.8 million of gross proceeds under the ATM Program. Net proceeds were $5.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2024, sales transactions representing 19,571 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of March 31, 2024, 5,186,804 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
DRIP participation	$8,441	$7,808
Shares issued for DRIP	186,985	199,282

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2024.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(559,998)
Restricted stock available for issuance as of March 31, 2024	4,440,002
As of March 31, 2024, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(7,525)
Restricted stock available for issuance as of March 31, 2024	292,475

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For each of the three months ended March 31, 2024 and 2023, Main Street recognized total share-based compensation expense of $4.1 million, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2023	958,225		$40.48
Granted (1)	5,043		43.45
Vested (1)(2)	(831)		40.76
Forfeited	(3,852)		39.58
Non-vested, March 31, 2024	958,585		$40.50
Aggregate intrinsic value as of March 31, 2024 (in thousands)	$45,351	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 295 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of March 31, 2024 and $47.31 per share, the closing price of our common stock on March 31, 2024.

The total fair value of RSAs that vested during the three months ended March 31, 2024 was not significant.
As of March 31, 2024, there was $22.3 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.2 years as of March 31, 2024.
NOTE K — COMMITMENTS AND CONTINGENCIES
At March 31, 2024, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$3,000
Brightwood Capital Fund III, LP	65
3,065

EnCap Equity - Fund XII, LP	7,310

Freeport Fund Investments
Freeport First Lien Loan Fund III LP	8,340
Freeport Financial SBIC Fund LP	4,490
12,830

Harris Preston Fund Investments

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

HPEP 4, L.P.	8,378
HPEP 3, L.P.	1,308
HPEP 423 COR, LP	600
2717 MH, L.P.	52
10,338

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	7,632

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	7,500
UnionRock Energy Fund II, LP	1,465
8,965

Total Equity Commitments (1)(2)	$50,890

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

MS Private Loan Fund II, LP	$22,000
Computer Data Source, LLC	10,000
Garyline, LLC	8,118
MS Private Loan Fund I, LP	8,000
CQ fluency, LLC	6,750
Insight Borrower Corporation	6,688
PTL US Bidco, Inc	6,520
SI East, LLC	6,375
California Splendor Holdings LLC	6,000
BP Loenbro Holdings Inc.	5,994
Veregy Consolidated, Inc.	5,875
Richardson Sales Solutions	5,470
Gulf Manufacturing, LLC	5,000
Channel Partners Intermediateco, LLC	4,557
South Coast Terminals Holdings, LLC	4,465
Classic H&G Holdco, LLC	4,240
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
IG Investor, LLC	4,000
AB Centers Acquisition Corporation	3,910
AVEX Aviation Holdings, LLC	3,684
Mako Steel, LP	3,651
Microbe Formulas, LLC	3,601
Johnson Downie Opco, LLC	3,600
Titan Meter Midco Corp.	3,598

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

HEADLANDS OP-CO LLC	3,375
VVS Holdco, LLC	3,200
Watterson Brands, LLC	3,175
Power System Solutions	3,085
Metalforming Holdings, LLC	2,795
Career Team Holdings, LLC	2,700
IG Parent Corporation	2,500
Nebraska Vet AcquireCo, LLC	2,500
Superior Rigging & Erecting Co.	2,500
NexRev LLC	2,400
Centre Technologies Holdings, LLC	2,400
Burning Glass Intermediate Holding Company, Inc.	2,397
Evergreen North America Acquisitions, LLC	2,317
SPAU Holdings, LLC	2,235
Engineering Research & Consulting, LLC	2,064
Cybermedia Technologies, LLC	2,000
Purge Rite, LLC	1,969
Elgin AcquireCo, LLC	1,877
Imaging Business Machines, L.L.C.	1,779
GULF PACIFIC ACQUISITION, LLC	1,767
NinjaTrader, LLC	1,750
Acousti Engineering Company of Florida	1,730
Batjer TopCo, LLC	1,620
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Acumera, Inc.	1,598
Winter Services LLC	1,556
Mini Melts of America, LLC	1,505
Bluestem Brands, Inc.	1,447
ATS Operating, LLC	1,440
Bond Brand Loyalty ULC	1,427
Pinnacle TopCo, LLC	1,380
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
CaseWorthy, Inc.	1,230
Gamber-Johnson Holdings, LLC	1,200
Clad-Rex Steel, LLC	1,200
JTI Electrical & Mechanical, LLC	1,074
ArborWorks, LLC	997
Invincible Boat Company, LLC.	976
GRT Rubber Technologies LLC	950
GS HVAM Intermediate, LLC	909
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Roof Opco, LLC	778

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Project BarFly, LLC	760
RTIC Subsidiary Holdings, LLC	753
Jackmont Hospitality, Inc.	710
ITA Holdings Group, LLC	640
Analytical Systems Keco Holdings, LLC	580
Jensen Jewelers of Idaho, LLC	500
Wall Street Prep, Inc.	400
Gulf Publishing Holdings, LLC	400
Eastern Wholesale Fence LLC	372
AAC Holdings, Inc.	200
Inspire Aesthetics Management, LLC	50
Adams Publishing Group, LLC	22
Interface Security Systems, L.L.C	1

Total Loan Commitments	$237,148

Total Commitments	$288,038
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2024.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At March 31, 2024, Main Street had a receivable of $10.2 million due from the External Investment Manager, which included (i) $7.2 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.0 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In May 2023, Main Street purchased 255,755 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. In August 2023, Main Street purchased an additional 348,542 shares of MSC Income’s common stock from MSC Income at the share price at which shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2023 dividend. In September 2023, Main Street purchased an additional 115,385 shares of MSC Income’s common stock at a price of $6.50 per share in the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3.5 million of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023. In October 2023 Main Street purchased 475,888 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for MSC Income’s October 2023 dividend on such date. In January 2024, Main Street purchased 314,070 shares of its common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its January 2024 dividend on such date. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of March 31, 2024, Main Street owned 1,604,337 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of March 31, 2024, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2024, there were $2.0 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of March 31, 2024, Main Street has funded $3.3 million of its limited partner commitment and Main Street’s unfunded commitment was $7.6 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.5% per annum, subject to a 2.0% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2024, there were $28.0 million of borrowings outstanding under the PL Fund II 2023 Note.

As described in Note B.9. — Summary of Significant Accounting Policies – Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of March 31, 2024, $21.9 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of March 31, 2024, $8.0 million was deferred into phantom Main Street stock units, representing 168,131 shares of Main Street’s common stock. In addition, as of March 31, 2024, the Company had $13.9 million of funded investments from deferred compensation in trust, including $2.1 million in the Private Loan Fund and $1.5 million in the Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
In May 2024, Main Street repaid at maturity the entire $450.0 million principal amount of the issued and outstanding May 2024 Notes at par value plus the accrued unpaid interest. The repayment of the May 2024 Notes was funded through borrowings on Main Street’s Credit Facilities.
In May 2024, Main Street declared a supplemental dividend of $0.30 per share payable in June 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.24 per share for each of April, May and June 2024, or total regular monthly dividends of $0.72 per share for the second quarter of 2024.
In May 2024, Main Street also declared regular monthly dividends of $0.245 per share for each month of July, August and September of 2024. These regular monthly dividends equal a total of $0.735 per share for the third quarter of 2024, representing a 6.5% increase from the regular monthly dividends paid in the third quarter of 2023. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2024, Main Street will have paid $41.59 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$—	$219	$—	$—	$219
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	166	4,084	17	70	4,031
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	690	—	4,860	690	—	5,550
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.48%	SF+	10.00%		Secured Debt	(9)	—	—	210	5,498	—	124	5,374
					Preferred Member Units	(9)	—	100	30	5,620	100	—	5,720
Café Brazil, LLC					Member Units	(8)	—	(71)	9	1,980	—	71	1,909
California Splendor Holdings LLC	14.00%			4.00%	Secured Debt	(9)	—	(79)	1,088	27,655	6	78	27,583
					Preferred Member Units	(9)	—	—	63	15,695	—	—	15,695
	15.00%			15.00%	Preferred Member Units	(9)	—	—	208	4,601	5,208	—	9,809
Clad-Rex Steel, LLC	12.00%				Secured Debt (12)	(5)	—	—	1	—	—	—	—
	12.00%				Secured Debt	(5)	—	—	261	8,422	—	12	8,410
	10.00%				Secured Debt	(5)	—	—	25	1,004	—	9	995
					Member Units	(5)	—	(1,140)	—	5,200	—	1,140	4,060
					Member Units	(5)	—	(179)	—	1,129	—	179	950
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	6	24	—	1,264	1,264	—
	12.50%				Secured Debt	(8)	—	(3)	1,312	42,073	3	639	41,437
					Preferred Member Units	(8)	—	1,730	612	72,470	1,730	—	74,200
CompareNetworks Topco, LLC	14.48%	SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	69	127	3,454	—	292	3,162
					Preferred Member Units	(9)	—	(430)	—	14,450	—	430	14,020
Cybermedia Technologies, LLC	10.00%				Secured Debt (12)	(6)	—	—	3	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	946	28,389	17	362	28,044
					Preferred Member Units	(6)	—	1,020	896	15,000	1,020	—	16,020
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	6	447	225	180	492
	10.00%				Secured Debt	(8)	—	—	247	7,587	37	67	7,557
					Preferred Member Units	(8)	—	80	—	70	80	—	150
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(7)	37	1,233	1,282	2,515	—
	14.00%				Secured Debt	(9)	—	(11)	906	25,543	11	421	25,133
					Preferred Stock	(9)	—	(500)	—	20,740	—	500	20,240
Elgin AcquireCo, LLC	11.38%	SF+	6.00%		Secured Debt (12)	(5)	—	—	2	(7)	—	—	(7)
	12.00%				Secured Debt	(5)	—	—	569	18,632	13	470	18,175
	9.00%				Secured Debt	(5)	—	—	143	6,252	1	12	6,241
					Common Stock	(5)	—	—	—	6,090	—	—	6,090
					Common Stock	(5)	—	—	—	1,670	—	—	1,670
Gamber-Johnson Holdings, LLC	10.00%	SF+	7.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	10.00%	SF+	7.00%		Secured Debt	(5)	—	(24)	1,368	54,078	24	1,624	52,478
					Member Units	(5)	—	9,840	1,493	96,710	9,840	—	106,550
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	—	70	2,400	—	—	2,400
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(12)	1,391	40,493	12	12	40,493

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Member Units	(8)	—	—	42	44,440	—	—	44,440
Gulf Publishing Holdings, LLC	14.98%	SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	76	2,284	—	—	2,284
					Preferred Equity	(8)	—	(930)	—	2,460	—	930	1,530
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	7	(35)	2	—	(33)
	13.00%				Secured Debt	(6)	—	—	1,232	36,934	22	440	36,516
					Common Equity	(6)	—	—	—	14,400	—	—	14,400
Jensen Jewelers of Idaho, LLC	15.25%	P+	6.75%		Secured Debt (12)	(9)	—	—	3	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	—	76	1,998	—	98	1,900
					Member Units	(9)	—	240	456	12,420	240	—	12,660
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	603	19,774	2	—	19,776
	9.00%				Secured Debt	(5)	—	—	87	3,805	—	10	3,795
					Preferred Equity	(5)	—	890	—	9,690	890	—	10,580
					Member Units	(5)	—	—	31	2,730	—	—	2,730
Metalforming Holdings, LLC	11.75%				Secured Debt (12)	(7)	—	—	3	—	—	—	—
	11.75%				Secured Debt	(7)	—	—	724	23,623	20	1,146	22,497
	8.00%			8.00%	Preferred Equity	(7)	—	118	—	6,035	118	119	6,034
					Common Stock	(7)	—	980	382	1,500	980	—	2,480
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	—	184	5,022	—	80	4,942
					Preferred Member Units	(5)	—	—	—	330	—	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	11,197	3,000	174,063	11,197	—	185,260
Mystic Logistics Holdings, LLC	10.00%				Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	20	145	5,746	—	—	5,746
					Common Stock	(6)	—	—	992	26,390	—	—	26,390
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(10)	396	12,750	10	760	12,000
					Preferred Member Units	(8)	—	4,840	675	36,380	4,840	—	41,220
PPL RVs, Inc.	14.23%	SF+	8.75%		Secured Debt	(8)	—	—	—	—	—	—	—
	14.23%	SF+	8.75%		Secured Debt	(8)	—	(14)	726	19,877	14	258	19,633
					Common Stock	(8)	—	(1,110)	—	16,980	—	1,110	15,870
					Common Stock	(8)	—	—	—	368	—	—	368
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	200	5,829	6	—	5,835
					Preferred Member Units	(8)	—	—	246	10,750	—	—	10,750
					Common Stock	(8)	—	—	—	510	—	—	510
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.	12.50%				Secured Debt	(9)	—	—	8	(26)	2	—	(24)
	12.50%				Secured Debt	(9)	—	(5,999)	1,083	30,798	20	6,449	24,369
					Preferred Equity	(9)	—	—	6	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt (12)	(7)	—	—	1	—	—	—	—
	13.50%				Secured Debt	(7)	—	77	252	7,920	—	—	7,920
					Common Stock	(7)	—	(1,130)	29	12,740	—	1,130	11,610
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	53	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	1,015	—	7,250	1,015	1,015	7,250
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	14	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	16	945	—	—	945
	14.00%				Secured Debt	(8)	—	(113)	97	2,080	—	113	1,967
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	10	—	40	6,050	10	10	6,050
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	—	—	315	—	—	315
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	13	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	54	1,597	1	—	1,598
					Preferred Member Units	(8)	—	—	—	266	—	—	266
					Member Units	(8)	—	—	—	100	—	—	100
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(238)	—	328	167	238	257
	5.00%				Secured Debt	(9)	—	(130)	—	473	—	130	343
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	13	711	—	—	711
					Member Units	(5)	—	480	—	4,140	480	—	4,620
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	—	6	—	450	—	450
	10.00%				Secured Debt (12)	(8)	—	—	7	270	—	—	270
	10.00%				Secured Debt	(8)	—	(5)	273	10,575	5	5	10,575
					Preferred Stock	(8)	—	—	351	6,150	—	1	6,149
Bolder Panther Group, LLC	13.46%	SF+	8.09%		Secured Debt	(9)	—	10	3,308	96,556	7,536	660	103,432
	8.00%				Class B Preferred Member Units	(9)	—	1,990	875	31,020	1,990	—	33,010
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	290	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	33	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000
					Warrants	(6)	—	—	—	1,808	—	—	1,808
					Warrants	(6)	—	—	—	2,482	—	—	2,482
CBT Nuggets, LLC					Member Units	(9)	—	—	824	50,130	—	—	50,130
Centre Technologies Holdings, LLC	14.48%	SF+	9.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	257	522	—	21,974	—	21,974
	14.48%	SF+	9.00%		Secured Debt	(8)	—	(62)	281	17,574	—	17,574	—
					Preferred Member Units	(8)	—	1,109	30	11,040	1,109	—	12,149
Chamberlin Holding LLC	11.49%	SF+	6.00%		Secured Debt (12)	(8)	—	(22)	25	—	22	22	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	—	533	15,620	—	—	15,620
					Member Units	(8)	—	250	1,464	29,320	250	—	29,570
					Member Units	(8)	—	140	23	2,860	140	—	3,000
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(122)	264	5,694	122	122	5,694

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Preferred Member Units	(5)	—	350	—	15,690	350	—	16,040
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	319	662	21,627	339	1,995	19,971
					Preferred Member Units	(6)	—	—	—	2,400	—	—	2,400
					Preferred Member Units	(6)	—	650	94	7,680	650	—	8,330
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(5)	—	—	595	17,034	8	—	17,042
					Preferred Equity	(5)	—	—	60	7,454	—	—	7,454
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	—	568
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	—	583	14,690	22	1,452	13,260
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Garreco, LLC	9.50%	SF+	8.00%		Secured Debt	(8)	—	—	74	3,088	—	—	3,088
					Member Units	(8)	—	—	28	1,580	—	—	1,580
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	260	—	4,660	260	—	4,920
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	791	25,483	13	—	25,496
					Preferred Equity	(9)	—	—	243	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(4)	110	4,700	4	204	4,500
					Member Units	(5)	—	1,590	572	22,770	1,590	—	24,360
MS Private Loan Fund I, LP	5.00%				Secured Debt (12)	(8)	—	—	13	—	5,000	3,000	2,000
					LP Interests (12)	(8)	—	—	508	14,527	—	—	14,527
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	703	23,367	9,520	5,000	27,887
					LP Interests (12)	(8)	—	85	26	1,561	1,795	—	3,356
MSC Income Fund, Inc.					Common Equity	(8)	—	(108)	523	10,025	2,501	108	12,418
NAPCO Precast, LLC					Member Units	(8)	—	330	32	11,730	330	—	12,060
Nebraska Vet AcquireCo, LLC	12.48%	SF+	7.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	(15)	778	25,794	15	15	25,794
	11.50%				Secured Debt	(5)	—	(5)	315	10,500	5	5	10,500
					Preferred Member Units	(5)	—	4,390	362	15,020	4,390	—	19,410
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	2	—	1,600	—	1,600
	10.00%				Secured Debt	(8)	—	—	261	9,751	13	—	9,764
					Preferred Member Units	(8)	—	1,860	103	6,350	1,860	—	8,210
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	63	2,080	—	—	2,080
					Member Units	(5)	—	—	—	1,466	—	—	1,466
					Member Units	(5)	—	—	—	53	—	—	53
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	111	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	562	18,426	3	—	18,429
					Preferred Member Units	(5)	—	960	—	9,240	960	—	10,200
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC	16.48%	SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	(12)	926	22,040	12	92	21,960
					Preferred Stock	(5)	—	(710)	60	17,050	—	710	16,340
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	—	122	3,500	1,500	—	5,000
	12.00%				Secured Debt	(6)	—	19	633	20,000	4,000	—	24,000
	12.00%				Secured Debt	(6)	—	(8)	848	27,681	8	8	27,681

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Preferred Equity	(6)	—	5,050	2,829	44,090	5,050	—	49,140
Pinnacle TopCo, LLC	8.00%				Secured Debt (12)	(8)	—	—	8	444	1	240	205
	13.00%				Secured Debt	(8)	—	—	1,022	30,339	15	—	30,354
					Preferred Equity	(8)	—	—	316	12,540	—	—	12,540
River Aggregates, LLC					Member Units	(8)	—	—	—	3,710	—	—	3,710
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	56	1,726	—	—	1,726
	12.00%				Secured Debt	(9)	—	(6,323)	461	14,262	—	6,323	7,939
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(1,415)	—	4,734	—	1,415	3,319
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
VVS Holdco LLC	11.48%	SF+	6.00%		Secured Debt (12)	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	834	28,035	14	—	28,049
					Preferred Equity	(5)	—	—	100	12,240	—	—	12,240
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	1,354	9,070	—	—	—
Total Control investments							$10	$32,070	$51,119	$2,006,698	$117,042	$63,458	$2,051,212
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$996	$1	$—	$997
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(1)	22	418	37	1	454
	18.00%			18.00%	Secured Debt	(7)	—	(21)	685	13,895	1,200	21	15,074
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	8	320	—	—	320
					Member Units	(6)	—	(960)	8	1,990	—	960	1,030
Buca C, LLC	12.00%				Secured Debt	(7)	—	—	563	12,144	—	—	12,144
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	11.38%	SF+	6.00%		Secured Debt (12)	(6)	—	—	34	881	902	1,801	(18)
	13.00%				Secured Debt	(6)	—	—	668	19,906	11	180	19,737
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Classic H&G Holdings, LLC	11.63%	SF+	6.00%		Secured Debt (12)	(6)	—	—	134	4,560	—	800	3,760
	8.00%				Secured Debt	(6)	—	(11)	400	19,274	11	11	19,274
					Preferred Member Units	(6)	—	1,470	312	16,000	1,470	—	17,470
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(51)	74	4,352	—	530	3,822
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(10)	580	18,800	10	10	18,800
					Preferred Equity	(7)	—	(1,720)	—	7,660	—	1,720	5,940

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	—	—	8,443	—	—	8,443
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	—	—	2,631	—	—	2,631
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	1,580	—	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	—	20	760	1	—	761
Flame King Holdings, LLC					Preferred Equity	(9)	—	—	680	27,900	—	—	27,900
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	(77)	—	3,012	—	77	2,935
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	138	3,704	1	—	3,705
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(5)	194	9,345	5	5	9,345
					Preferred Member Units	(5)	—	(1,650)	654	11,460	—	1,650	9,810
Gulf Manufacturing, LLC	13.00%	SF+	7.63%		Secured Debt (12)	(8)	—	49	102	—	—	—	—
	13.00%	SF+	7.63%		Secured Debt	(8)	—	394	1,552	—	40,000	—	40,000
					Member Units	(8)	—	2,490	924	9,070	2,490	—	11,560
Hawk Ridge Systems, LLC	11.53%	SF+	6.00%		Secured Debt	(9)	—	—	64	1,974	2,182	2,720	1,436
	12.50%				Secured Debt	(9)	—	(14)	1,444	45,256	14	14	45,256
					Preferred Member Units	(9)	—	430	—	17,460	430	—	17,890
					Preferred Member Units	(9)	—	20	—	920	20	—	940
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	60	61	2,880	60	—	2,940
					Member Units	(8)	—	(130)	1	3,340	—	130	3,210
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	—	—	4,225	—	—	4,225
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	3,773	—	—	3,773
					LP Interests (423 COR, L.P.) (12)	(8)	—	—	—	1,869	—	—	1,869
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	(7,107)	6,710	429	13,490	—	13,490	—
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	220	—	17,690	220	—	17,910
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	580	17,403	10	224	17,189
					Preferred Equity	(9)	—	—	98	4,000	368	—	4,368
Integral Energy Services	13.09%	SF+	7.50%		Secured Debt	(8)	—	236	511	13,891	267	1,355	12,803
	10.00%			10.00%	Preferred Equity	(8)	—	—	9	300	9	—	309
					Common Stock	(8)	—	140	11	160	140	—	300
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	156	4,487	2	—	4,489
	13.50%				Secured Debt	(5)	—	—	101	2,922	1	—	2,923
	13.50%				Secured Debt	(5)	—	—	305	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	677	19,503	8	—	19,511
	13.50%				Secured Debt	(5)	—	—	380	10,273	23	201	10,095

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Common Stock	(5)	—	—	—	2,680	—	—	2,680
ITA Holdings Group, LLC	16.53%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	36	816	5	—	821
	16.53%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	32	697	5	—	702
	15.53%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	238	3,430	88	—	3,518
	17.53%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	260	3,430	88	—	3,518
					Warrants	(8)	—	—	—	2,091	—	—	2,091
Johnson Downie Opco, LLC	15.00%				Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	15.00%				Secured Debt	(8)	—	(12)	929	24,207	12	12	24,207
					Preferred Equity	(8)	—	170	217	9,620	170	—	9,790
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(42)	—	326	—	43	283
	12.00%			12.00%	Secured Debt	(8)	—	(43)	—	332	—	43	289
	12.00%			12.00%	Secured Debt	(8)	—	(93)	—	716	—	94	622
	12.00%			12.00%	Secured Debt	(8)	—	(195)	—	1,493	—	195	1,298
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC	16.48%	SF+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(7)	—	61	227	5,350	64	80	5,334
					Preferred Stock	(7)	—	—	—	1,128	—	—	1,128
Quality Lease Service, LLC					Preferred Member Units	(8)	(3)	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	(1)	39	1,125	1	1	1,125
	12.45%				Secured Debt	(7)	—	(14)	1,730	54,536	14	14	54,536
					Preferred Member Units	(7)	—	—	117	19,170	—	—	19,170
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	108	548	11,440	7,600	160	18,880
					Common Stock	(6)	—	(74)	234	2,310	—	530	1,780
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,457)	—	3,190	—	1,457	1,733
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	633	20,427	11	—	20,438
					Preferred Member Units	(7)	—	—	—	5,940	1	—	5,941
The Affiliati Network, LLC	13.00%				Secured Debt	(9)	—	—	5	150	641	800	(9)
	13.00%				Secured Debt	(9)	—	—	253	7,347	7	401	6,953
					Preferred Stock	(9)	—	—	26	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	172	64	—	236
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	—	—	5,694	—	—	5,694
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	2,838	—	—	2,838
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	—	64	3,889	65	—	3,954
	15.00%			15.00%	Secured Convertible Debt	(6)	—	—	32	1,908	32	—	1,940
	20.00%			20.00%	Preferred Stock	(6)	—	—	132	2,833	132	—	2,965
	20.00%			20.00%	Preferred Stock	(6)	—	—	—	3,698	—	—	3,698
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	(50)	—	150	—	50	100

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Member Units	(8)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	326	—	8,713	—	8,713
	9.00%			9.00%	Preferred Equity	(5)	—	—	45	—	4,045	—	4,045
World Micro Holdings, LLC	12.00%				Secured Debt	(7)	—	—	374	12,028	6	—	12,034
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(1,354)	(9,070)	—	—	—
Total Affiliate investments							$(7,110)	$5,925	$17,728	$615,002	$71,659	$29,782	$665,949
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $526,552. This represented 20.9% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $87,195. This represented 3.5% of net assets as of March 31, 2024.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $278,708. This represented 11.1% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $118,933. This represented 4.7% of net assets as of March 31, 2024.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $51,001. This represented 2.0% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $175,963. This represented 7.0% of net assets as of March 31, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $792,668. This represented 31.5% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $146,767. This represented 5.8% of net assets as of March 31, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $402,283. This represented 16.0% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $137,091. This represented 5.4% of net assets as of March 31, 2024.
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
(12)Investment has an unfunded commitment as of March 31, 2024 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
Majority-owned investments
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	$—	$—	$1	$(3)	$1	$—	$(2)
	14.75%	L+	10.00%		Secured Debt	(8)	—	—	188	4,545	20	70	4,495
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	84	—	3,504	84	—	3,588
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	14.66%	L+	10.00%		Secured Debt	(9)	—	—	212	5,964	—	124	5,840
					Preferred Member Units	(9)	—	(520)	30	7,080	—	520	6,560
Café Brazil, LLC					Member Units	(8)	—	(370)	16	2,210	—	370	1,840
California Splendor Holdings LLC	14.88%	L+	10.00%		Secured Debt	(9)	—	(3)	1,045	28,000	3	3	28,000
					Preferred Member Units	(9)	—	—	63	25,495	—	—	25,495
	15.00%			15.00%	Preferred Member Units	(9)	—	—	150	3,994	150	—	4,144
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	13.79%	SF+	9.00%		Secured Debt	(5)	—	—	369	10,440	11	480	9,971
	10.00%				Secured Debt	(5)	—	—	26	1,039	—	8	1,031
					Member Units	(5)	—	(1,050)	50	8,220	—	1,050	7,170
					Member Units	(5)	—	220	—	610	220	—	830
CMS Minerals Investments					Member Units	(9)	—	(431)	44	1,670	—	435	1,235
Cody Pools, Inc.	15.50%	L+	10.50%		Secured Debt	(8)	—	11	59	1,462	13	421	1,054
	15.50%	L+	10.50%		Secured Debt	(8)	—	(20)	1,577	40,801	20	444	40,377
					Preferred Member Units	(8)	—	970	29	58,180	970	—	59,150
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(9)	—	(3)	180	5,241	3	375	4,869
					Preferred Member Units	(9)	—	(1,390)	158	19,830	—	1,390	18,440
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	223	227	—	450
	10.00%				Secured Debt	(8)	—	—	254	7,789	39	67	7,761
					Preferred Member Units	(8)	—	—	—	2,670	—	—	2,670
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(7)	11	—	7	7	—
	14.00%				Secured Debt	(9)	—	(14)	959	27,267	14	405	26,876
					Preferred Stock	(9)	—	(520)	171	22,220	—	520	21,700
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	573	18,594	10	—	18,604
	9.00%				Secured Debt	(5)	—	—	144	6,294	1	11	6,284
					Common Stock	(5)	—	—	—	7,603	—	—	7,603
					Common Stock	(5)	—	—	—	1,558	—	—	1,558
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt	(5)	—	—	2	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	(24)	1,852	64,078	24	824	63,278
					Member Units	(5)	—	8,480	1,567	50,890	8,480	—	59,370
GRT Rubber Technologies LLC	10.66%	L+	6.00%		Secured Debt	(8)	—	—	28	670	295	—	965
	12.66%	L+	8.00%		Secured Debt	(8)	—	(12)	1,280	40,493	12	12	40,493
					Member Units	(8)	—	—	42	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	75	2,284	—	—	2,284
					Preferred Equity	(8)	—	—	—	3,780	—	—	3,780

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
					Member Units	(8)	—	—	—	—	—	—	—
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.50%	P+	6.75%		Secured Debt	(9)	—	(2)	90	2,450	2	2	2,450
					Member Units	(9)	—	(120)	129	14,970	—	120	14,850
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	780	20,374	192	—	20,566
	9.00%				Secured Debt	(5)	—	—	88	3,842	—	9	3,833
					Preferred Equity	(5)	—	—	—	7,220	—	—	7,220
					Member Units	(5)	—	(70)	29	2,850	—	70	2,780
Market Force Information, LLC	15.75%	L+	11.00%		Secured Debt	(9)	—	(6,725)	260	6,090	635	6,725	—
	12.00%			12.00%	Secured Debt	(9)	—	(1,610)	—	1,610	—	1,610	—
					Member Units	(9)	—	—	—	—	—	—	—
MetalForming AcquireCo, LLC					Secured Debt	(7)	—	—	3	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	739	23,576	12	—	23,588
	8.00%			8.00%	Preferred Equity	(7)	—	—	148	6,010	117	—	6,127
					Common Stock	(7)	—	—	327	1,537	—	—	1,537
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	952	196	4,548	952	116	5,384
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	9,720	3,057	122,930	9,720	—	132,650
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	144	5,746	—	—	5,746
					Common Stock	(6)	—	2,180	992	22,830	2,180	—	25,010
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(13)	485	15,750	13	763	15,000
					Preferred Member Units	(8)	—	2,290	675	22,810	2,290	—	25,100
PPL RVs, Inc.		L+	7.00%		Secured Debt	(8)	—	—	—	—	—	—	—
	11.38%	L+	7.00%		Secured Debt	(8)	—	(13)	629	21,655	13	13	21,655
					Common Stock	(8)	—	—	104	18,950	—	—	18,950
					Common Stock	(8)	—	(68)	—	238	—	68	170
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	198	5,806	6	—	5,812
					Preferred Member Units	(8)	—	(1,940)	286	12,420	—	1,940	10,480
					Common Stock	(8)	—	(90)	—	590	—	90	500
Quality Lease Service, LLC					Member Units	(7)	—	—	—	525	—	—	525
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	8	(35)	2	—	(33)
	12.50%				Secured Debt	(9)	—	—	1,128	35,404	19	225	35,198
					Preferred Equity	(9)	—	(4,950)	—	14,880	—	4,950	9,930
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	(1)	2	—	1	1	—
	12.00%				Secured Debt	(7)	—	(5)	242	7,920	5	5	7,920
					Common Stock	(7)	—	1,510	29	7,800	1,506	—	9,306
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	—	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
					Preferred Member Units	(8)	—	—	—	—	11,446	—	11,446
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	14	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	16	945	—	—	945
	14.00%				Secured Debt	(8)	—	(215)	96	2,676	—	215	2,461
					Preferred Member Units	(8)	—	(170)	—	240	—	170	70
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	631	(675)	141	7,552	1,031	1,574	7,009
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	248	—	—	248
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	13	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	54	1,649	—	—	1,649
					Member Units	(8)	—	(100)	—	800	—	100	700
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(132)	—	634	21	132	523
	5.00%				Secured Debt	(9)	—	(186)	—	1,005	—	185	820
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt	(5)	—	—	30	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	283	3,037
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	(8)	1	—	(7)
					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	—	311	10,933	9	450	10,492
					Preferred Stock	(8)	—	2,055	167	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	13.91%	SF+	9.22%		Secured Debt	(9)	—	(36)	3,431	99,194	36	695	98,535
	8.00%				Class B Preferred Member Units	(9)	—	—	1,096	31,420	—	—	31,420
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	286	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	32	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	25	1,000	—	—	1,000
					Warrants	(6)	—	—	—	1,828	—	—	1,828
					Warrants	(6)	—	—	—	2,512	—	—	2,512
CBT Nuggets, LLC					Member Units	(9)	—	860	1,235	49,002	858	—	49,860
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	3	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(8)	—	—	517	14,954	6	—	14,960
					Preferred Member Units	(8)	—	560	30	8,700	560	—	9,260
Chamberlin Holding LLC		SF+	6.00%		Secured Debt	(8)	—	—	2	—	—	—	—
	12.86%	SF+	8.00%		Secured Debt	(8)	—	(6)	540	16,945	6	6	16,945
					Member Units	(8)	—	(120)	285	22,920	—	120	22,800
					Member Units	(8)	—	120	23	2,710	120	—	2,830
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(9)	149	5,694	9	9	5,694

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
					Preferred Member Units	(5)	—	210	196	13,340	210	—	13,550
Colonial Electric Company LLC					Secured Debt	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	—	704	23,151	14	315	22,850
					Preferred Member Units	(6)	—	(960)	(1,273)	9,160	—	960	8,200
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Digital Products Holdings LLC	14.75%	L+	10.00%		Secured Debt	(5)	—	—	564	15,523	9	329	15,203
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Garreco, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	112	3,826	—	277	3,549
					Member Units	(8)	—	(220)	12	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	580	718	6,790	580	—	7,370
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	210	—	3,280	210	—	3,490
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt	(8)	—	(1)	3	—	1	1	—
	16.25%	L+	11.50%		Secured Debt	(8)	—	(5)	407	9,999	5	5	9,999
					Preferred Equity	(8)	—	1,010	71	5,540	1,010	—	6,550
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	782	25,432	13	—	25,445
					Preferred Equity	(9)	—	—	221	10,741	—	—	10,741
KBK Industries, LLC	10.00%				Secured Debt	(5)	—	56	184	—	6,000	250	5,750
					Member Units	(5)	—	(3,590)	6,134	15,570	—	3,590	11,980
MS Private Loan Fund					Secured Debt	(8)	—	—	6	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests	(8)	—	(58)	370	14,833	—	58	14,775
MSC Income Fund, Inc.					Common Equity	(8)	—	7	15	753	7	—	760
NAPCO Precast, LLC					Member Units	(8)	—	670	—	11,830	670	—	12,500
Nebraska Vet AcquireCo, LLC (NVS)		L+	7.00%		Secured Debt	(5)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(5)	—	(10)	613	20,094	10	10	20,094
	12.00%				Secured Debt	(5)	—	(5)	320	10,500	5	5	10,500
					Preferred Member Units	(5)	—	3,520	125	7,700	3,520	—	11,220
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	1,000	320	8,477	1,022	629	8,870
					Preferred Member Units	(8)	—	1,880	131	1,110	1,880	—	2,990
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	62	2,080	—	—	2,080
					Member Units	(5)	—	279	13	4,615	278	—	4,893
					Member Units	(5)	—	11	(2)	175	12	—	187
NuStep, LLC	11.25%	L+	6.50%		Secured Debt	(5)	—	—	122	4,399	—	—	4,399
	12.00%				Secured Debt	(5)	—	—	556	18,414	3	—	18,417
					Preferred Member Units	(5)	—	(410)	—	8,040	—	410	7,630
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	—	—	—	—	—
	15.75%	L+	11.00%		Secured Debt	(5)	—	—	924	23,429	17	800	22,646
					Preferred Stock	(5)	—	1,750	269	11,750	1,750	—	13,500
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	5	29	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	38	142	—	11,500	—	11,500
	12.00%				Secured Debt	(6)	—	(20)	868	28,681	20	1,020	27,681
					Preferred Equity	(6)	—	280	2,879	43,260	280	—	43,540

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	55	1,840	—	—	1,840
	12.00%				Secured Debt	(9)	—	—	459	15,120	3	—	15,123
					Preferred Member Units	(9)	—	(810)	—	7,681	—	810	6,871
					Preferred Member Units	(9)	—	111	—	—	333	—	333
Televerde, LLC					Member Units	(8)	—	1,191	171	5,408	1,191	—	6,599
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		L+	6.00%		Secured Debt	(5)	—	—	8	(21)	6	—	(15)
	11.50%				Secured Debt	(5)	—	—	889	30,161	15	—	30,176
					Preferred Equity	(5)	—	100	38	11,940	100	—	12,040
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(2,966)	$17,161	$48,862	$1,703,172	$83,687	$55,770	$1,746,003
Affiliate Investments
AAC Holdings, Inc.	18.00%				Secured Debt	(7)	$—	$(6)	$—	$—	$315	$6	$309
	18.00%			18.00%	Secured Debt	(7)	—	(268)	572	11,550	572	267	11,855
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	—	—	—	9,400	—	—	9,400
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
				10.00%	Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	15.66%	L+	11.00%		Unsecured Debt	(8)	—	—	31	800	—	—	800
	15.66%	L+	11.00%		Unsecured Debt	(8)	—	—	155	2,086	—	—	2,086
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	8	320	—	—	320
					Member Units	(6)	—	(200)	29	2,970	—	200	2,770
Buca C, LLC	12.00%				Secured Debt	(7)	—	—	521	12,337	—	375	11,962
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		L+	6.00%		Secured Debt	(6)	—	—	2	(9)	1	1	(9)
	12.50%				Secured Debt	(6)	—	—	643	20,090	10	—	20,100
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	—	210	36	1,790	210	—	2,000
Classic H&G Holdings, LLC	10.88%	L+	6.00%		Secured Debt	(6)	—	—	127	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(11)	396	19,274	11	11	19,274
					Preferred Member Units	(6)	—	1,062	780	24,637	1,063	—	25,700
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	—	123	7,657	—	876	6,781

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(11)	647	21,200	11	11	21,200
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	156	—	9,127	156	—	9,283
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	—	—	2,898	—	—	2,898
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	14	—	19	1,013	15	52	976
Flame King Holdings, LLC	11.25%	L+	6.50%		Secured Debt	(9)	—	(4)	215	7,600	4	4	7,600
	13.75%	L+	9.00%		Secured Debt	(9)	—	(11)	730	21,200	11	11	21,200
					Preferred Equity	(9)	—	3,610	538	17,580	3,610	—	21,190
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	—	—	3,483	—	—	3,483
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	134	5,848	—	536	5,312
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(6)	261	11,345	6	6	11,345
					Preferred Member Units	(5)	—	450	39	7,140	450	—	7,590
Hawk Ridge Systems, LLC	10.75%	L+	6.00%		Secured Debt	(9)	—	—	90	3,185	815	—	4,000
	10.00%				Secured Debt	(9)	—	(10)	893	37,800	10	10	37,800
					Preferred Member Units	(9)	—	—	65	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(170)	60	3,000	—	170	2,830
					Member Units	(8)	—	600	2	2,400	600	—	3,000
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	113	—	4,331	113	508	3,936
					LP Interests (HPEP 4, L.P.)	(8)	—	—	—	2,332	—	—	2,332
					LP Interests (423 COR, LP)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	—	528	11,758	1,200	—	12,958
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	183	—	17,823	—	17,823
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	151	4,500	2	—	4,502
	13.50%				Secured Debt	(5)	—	—	105	3,130	2	—	3,132
	13.50%				Secured Debt	(5)	—	—	294	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	658	19,559	9	—	19,568
	13.50%				Secured Debt	(5)	—	—	489	—	10,836	—	10,836
					Common Stock	(5)	—	—	—	1,798	958	—	2,756
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(6)	—	569	—	6	563
	12.00%			12.00%	Secured Debt	(8)	—	(6)	—	580	—	6	574
	12.00%			12.00%	Secured Debt	(8)	—	(14)	—	1,249	—	13	1,236

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
	12.00%			12.00%	Secured Debt	(8)	—	(28)	—	2,606	—	29	2,577
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	15.75%	L+	11.00%		Secured Debt	(7)	—	—	219	5,559	3	80	5,482
					Preferred Stock	(7)	—	—	—	1,056	—	—	1,056
Rocaceia, LLC (Quality Lease and Rental Holdings, LLC)					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC (Stavig)					Secured Debt	(7)	—	—	7	—	—	—	—
	9.50%				Secured Debt	(7)	—	(33)	2,144	89,786	33	5,283	84,536
					Preferred Member Units	(7)	—	—	343	13,650	—	—	13,650
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(9)	492	13,840	9	249	13,600
					Common Stock	(6)	—	260	—	1,530	260	—	1,790
Sonic Systems International, LLC	12.26%	L+	7.50%		Secured Debt	(8)	—	(17)	499	15,769	17	17	15,769
					Common Stock	(8)	—	(50)	11	1,280	—	50	1,230
Student Resource Center, LLC	13.69%	L+	8.50%		Secured Debt	(6)	—	—	108	4,556	—	—	4,556
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	652	21,378	17	1,000	20,395
					Preferred Member Units	(7)	—	470	—	4,500	470	—	4,970
The Affiliati Network, LLC					Secured Debt	(9)	—	—	7	106	1,321	1,440	(13)
	12.00%				Secured Debt	(9)	—	—	293	9,442	7	200	9,249
					Preferred Stock	(9)	—	—	80	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests	(9)	—	—	—	5,855	530	197	6,188
UniTek Global Services, Inc.	14.22%	SF+	7.50%	2.00%	Secured Debt	(6)	—	23	12	382	25	—	407
	14.22%	SF+	7.50%	2.00%	Secured Debt	(6)	—	102	62	1,712	112	3	1,821
	15.00%			15.00%	Secured Convertible Debt	(6)	—	262	91	4,592	353	—	4,945
	20.00%			20.00%	Preferred Stock	(6)	—	(107)	107	2,833	107	107	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	385	—	1,991	385	—	2,376
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	2	218
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	471	14,140	7	—	14,147
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other							—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(26,264)	$33,141	$17,456	$618,359	$81,567	$58,785	$626,227
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $444,151. This represented 20.4% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $77,468. This represented 3.6% of net assets as of March 31, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $163,180. This represented 7.5% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $109,543. This represented 5.0% of net assets as of March 31, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $49,003. This represented 2.3% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $200,667. This represented 9.2% of net assets as of March 31, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $639,016. This represented 29.5% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $84,732. This represented 3.9% of net assets as of March 31, 2023.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $450,653. This represented 20.7% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $153,817. This represented 7.1% of net assets as of March 31, 2023.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2023, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM and Private Loan (as defined below) investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $100 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are generally consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $75 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million.
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
Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio and that were issued through a syndicated process. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date. Over the last few years, Main Street has been de-emphasizing this strategy and expects to continue to do so in the future.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4% for the trailing twelve months ended March 31, 2024 and 2023, respectively, and 1.3% for the year ended December 31, 2023. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% and 3.5% for the trailing twelve months ended March 31, 2024 and 2023, respectively, and 3.7% for the year ended December 31, 2023. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended March 31, 2024 and 2023, the External Investment Manager earned $5.7 million and $5.5 million in base management fees, respectively, $3.9 million and $3.3 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended March 31, 2024 and 2023.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.6 million and $5.0 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager For the three months ended March 31, 2024 and 2023, dividends paid to us by the External Investment Manager were $3.0 million and $3.1 million, respectively. For the three months ended March 31, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $8.6 million and $8.1 million, respectively.
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

INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager which are discussed further below).

	As of March 31, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	81	88	22
Fair value	$2,361.5	$1,519.5	$238.6
Cost	$1,850.3	$1,538.3	$284.8
Debt investments as a % of portfolio (at cost)	72.5%	94.7%	91.0%
Equity investments as a % of portfolio (at cost)	27.5%	5.3%	9.0%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	99.0%
Weighted-average annual effective yield (b)	12.8%	12.8%	12.9%
Average EBITDA (c)	$8.7	$32.8	$61.1
____________________
(a)At March 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of March 31, 2024 including debt investments on non-accrual status was 12.7% for our LMM portfolio, 12.4% for our Private Loan portfolio and 11.4% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
____________________
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
For the three months ended March 31, 2024 and 2023, we achieved an annualized total return on investments of 16.7% and 13.4%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2024, we had Other Portfolio investments in 14 entities, collectively totaling $139.8 million in fair value and $141.2 million in cost basis and which comprised 3.1% and 3.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of our Investment Portfolio at fair value and cost, respectively.
As of March 31, 2024, we had short-term portfolio investments in 11 entities, collectively totaling $103.4 million in fair value and $103.3 million in cost basis and which comprised 2.3% and 2.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had no short-term portfolio investments.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2024, this investment had a fair value of $185.3 million and a cost basis of $29.5 million, which comprised 4.1% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2024 and 2023, 3.2% and 2.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For each of the three months ended March 31, 2024 and 2023, 0.3% of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, short-term portfolio investments and the External Investment Manager).

Cost:	March 31, 2024	December 31, 2023
First lien debt	83.0%	82.7%
Equity	16.5	16.8
Second lien debt	0.1	0.1
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
First lien debt	71.6%	71.6%
Equity	27.8	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of March 31, 2024, investments on non-accrual status comprised 0.5% of our total Investment Portfolio at fair value and 2.0% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 2.3% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$131,606	$120,254	$11,352	9%
Total expenses	(41,799)	(39,287)	(2,512)	6%
Net investment income	89,807	80,967	8,840	11%
Net realized loss from investments	(12,367)	(28,379)	16,012	NM
Net unrealized appreciation from investments	40,647	35,118	5,529	NM
Income tax provision	(10,940)	(8,114)	(2,826)	35%
Net increase in net assets resulting from operations	$107,147	$79,592	$27,555	35%

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$89,807	$80,967	$8,840	11%
Share‑based compensation expense	4,103	4,100	3	—%
Deferred compensation expense	462	376	86	23%
Distributable net investment income (a)	$94,372	$85,443	$8,929	10%
Net investment income per share—Basic and diluted	$1.05	$1.02	$0.03	3%
Distributable net investment income per share—Basic and diluted (a)	$1.11	$1.07	$0.04	4%
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

Investment Income
Total investment income for the three months ended March 31, 2024 was $131.6 million, a 9% increase from the $120.3 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$100,106	$93,392	$6,714	7%	(a)
Dividend income	22,791	24,222	(1,431)	(6)%	(b)
Fee income	8,709	2,640	6,069	230%	(c)
Total investment income	$131,606	$120,254	$11,352	9%	(d)
____________________
(a)The increase in interest income was primarily due to an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and from higher average levels of income producing Investment Portfolio debt investments.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a decrease of $1.8 million in dividend income from certain of our LMM portfolio companies, partially offset by an increase in dividend income from the Other Portfolio companies. The decrease includes a $5.3 million decrease in dividend income considered less consistent or non-recurring.
(c)The increase in fee income was primarily related to (i) a $3.7 million increase in fees received from the refinancing and prepayment of debt investments and (ii) a $1.8 million increase related to higher investment activities. The increase includes a $3.8 million increase in fee income considered less consistent or non-recurring.
(d)The increase in total investment income includes a net reduction of $1.8 million in certain income considered less consistent or non-recurring, as described above.
Expenses
Total expenses for the three months ended March 31, 2024 were $41.8 million, a 6% increase from the $39.3 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$11,797	$10,735	$1,062	10%	(a)
Deferred compensation plan expense	462	376	86	(23)%
Compensation	12,259	11,111	1,148	10%
General and administrative	4,220	4,077	143	4%
Interest	26,776	24,997	1,779	7%	(b)
Share-based compensation	4,103	4,100	3	—%
Gross expenses	47,358	44,285	3,073	7%
Expenses allocated to the External Investment Manager	(5,559)	(4,998)	(561)	11%
Total expenses	$41,799	$39,287	$2,512	6%
____________________
(a)The increase in cash compensation expense was primarily related to increased incentive compensation accruals and increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from the issuance of the $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”) in January 2024 and an increased average interest rate on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates and (ii) increased average outstanding borrowings.
Net Investment Income
Net investment income for the three months ended March 31, 2024 increased 11% to $89.8 million, or $1.05 per share, compared to net investment income of $81.0 million, or $1.02 per share, in the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended March 31, 2024, primarily due to shares issued since the beginning of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The increase in net investment income on a per share basis is after a $0.03 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended March 31, 2024 increased 10% to $94.4 million, or $1.11 per share, compared with $85.4 million, or $1.07 per share, in the corresponding period of 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense, both as discussed above. The increase in distributable net investment income per share reflects the impact of the increase in weighted average shares outstanding for the three months ended March 31, 2024 as discussed above. The increase in distributable net investment income on a per share basis is after a $0.03 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $12.4 million for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$—	—	$—	—	$476	$476
Private Loan portfolio	—	—	—	—	(1,058)	1	(280)	(1,338)
Middle Market portfolio	(3,836)	1	—	—	(876)	1	(4)	(4,716)
Other Portfolio	(7,107)	1	—	—	—	—	318	(6,789)
Total net realized gain/(loss)	$(10,943)	2	$—	—	$(1,934)	2	$510	$(12,367)
____________________
(a)Other activity includes realized gains and losses from transactions involving 11 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $40.6 million for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(407)	$193	$4,580	$6,789	(b)	$11,155
Net unrealized appreciation (depreciation) relating to portfolio investments	21,467	(2,449)	(130)	10,604	(c)	29,492
Total net unrealized appreciation (depreciation) relating to portfolio investments	$21,060	$(2,256)	$4,450	$17,393		$40,647
____________________
(a)Includes unrealized appreciation on 30 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.

(b)Includes the reversal of $6.7 million of prior unrealized depreciation related to the previously noted $7.1 million realized loss on the full exit of an Other Portfolio investment.
(c)Includes (i) $11.2 million of unrealized appreciation related to the External Investment Manager and (ii) $0.5 million of net unrealized appreciation related to the assets of the deferred compensation plan, partially offset by $1.1 million of net unrealized depreciation related to the Other Portfolio.
Income Tax Provision
The income tax provision for the three months ended March 31, 2024 of $10.9 million principally consisted of (i) a deferred tax provision of $8.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.1 million, related to a $1.2 million provision for current U.S. federal and state income taxes and a $0.9 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the three months ended March 31, 2023 of $8.1 million principally consisted of (i) a deferred tax provision of $6.4 million and (ii) a current tax provision of $1.7 million primarily related to a $1.0 million provision for current U.S. federal and state income taxes and a $0.7 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2024 was $107.1 million, or $1.26 per share, compared with $79.6 million, or $1.00 per share, during the three months ended March 31, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2024, we realized a net increase in cash and cash equivalents of $54.9 million, which is the net result of $118.1 million of cash used in our operating activities and $173.0 million of cash provided by our financing activities.
The $118.1 million of cash used in our operating activities resulted primarily from cash uses totaling $372.6 million for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $175.0 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $86.0 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $173.0 million of cash provided by our financing activities principally consisted of (i) $350.0 million in cash proceeds from the issuance of the March 2029 Notes and (ii) $5.7 million in net cash proceeds from equity offerings from our ATM Program, partially offset by (i) $78.2 million in dividends paid to our stockholders, (ii) $63.8 million in repayments of SBIC debentures, (iii) $37.0 million in net repayments on our Credit Facilities and (iv) $3.7 million in debt issuance costs.
Capital Resources
As of March 31, 2024, we had $115.0 million in cash and cash equivalents and $1,102.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of March 31, 2024, our NAV totaled $2,516.0 million, or $29.54 per share.
As of March 31, 2024, we had $313.0 million outstanding and $682.0 million of undrawn commitments under the Corporate Facility, and $10.0 million outstanding and $420.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both March 31, 2024 and December 31, 2023.
In April 2019, we issued $250.0 million in aggregate principal amount of 5.20% unsecured notes due May 1, 2024 (the “May 2024 Notes”). In December 2019 and July 2020, we issued an additional $75.0 million and $125.0 million, respectively, in aggregate principal amount of the May 2024 Notes. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of both March 31, 2024 and December 31, 2023.
In January 2024, we issued the March 2029 Notes. The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of March 31, 2024.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding May 2024 Notes at par value plus the accrued unpaid interest. The repayment of the May 2024 Notes was funded through borrowings on our Credit Facilities.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. On March 1, 2024, Main Street repaid $63.8 million of debentures that had reached maturity dates. Under existing SBA-approved commitments, we had $286.2 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2024 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.8%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.4 years as of March 31, 2024. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of both March 31, 2024 and December 31, 2023 was $150.0 million.

We maintain the ATM Program with certain selling agents through which we can sell up to 15,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the three months ended March 31, 2024, we sold 126,420 shares of our common stock at a weighted-average price of $45.51 per share and raised $5.8 million of gross proceeds under the ATM Program. Net proceeds were $5.7 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2024, sales transactions representing 19,571 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of March 31, 2024, 5,186,804 shares remained available for sale under the ATM Program. During the year ended December 31, 2023, we sold 5,149,460 shares of our common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs.
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
We periodically invest excess cash balances into marketable securities and short-term investments. The primary investment objective of marketable securities and short-term investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Private Loan and Middle Market portfolio investments. Marketable securities generally consist of money market funds and certificates of deposit with financial institutions. Short-term portfolio investments consist primarily of investments in secured debt investments and independently rated debt investments.
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of March 31, 2024, our BDC asset coverage ratio was 241%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At March 31, 2024, we had a total of $288.0 million in outstanding commitments comprised of (i) 83 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 13 investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of March 31, 2024, the future fixed commitments for cash payments in connection with the July 2026 Notes, the May 2024 Notes, the March 2029 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$500,000	$—	$—	$—	$500,000
Interest due on July 2026 Notes	7,500	15,000	15,000	—	—	—	37,500
May 2024 Notes	450,000	—	—	—	—	—	450,000
Interest due on May 2024 Notes	11,700	—	—	—	—	—	11,700
March 2029 Notes	—	—	—	—	—	350,000	350,000
Interest due on March 2029 Notes	15,473	24,325	24,325	24,325	24,325	12,163	124,936
SBIC debentures	—	—	—	75,000	75,000	136,200	286,200
Interest due on SBIC debentures	4,208	8,146	8,146	7,429	4,982	9,661	42,572
December 2025 Notes	—	150,000	—	—	—	—	150,000
Interest due on December 2025 Notes	11,605	11,637	—	—	—	—	23,242
Operating Lease Obligation (1)	825	1,115	1,135	1,155	1,175	6,499	11,904
Total	$501,311	$210,223	$548,606	$107,909	$105,482	$514,523	$1,988,054
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of March 31, 2024, we had $313.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature in August 2027. As of March 31, 2024, we had $10.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.

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
Recent Developments
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding May 2024 Notes at par value plus the accrued unpaid interest at maturity. The repayment of the May 2024 Notes was funded through borrowings on Main Street’s Credit Facilities.
In May 2024, we declared a supplemental dividend of $0.30 per share payable in June 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.24 per share for each of April, May and June 2024 or total regular monthly dividends of $0.72 per share for the second quarter of 2024.
In May 2024, we also declared regular monthly dividends of $0.245 per share for each of July, August and September of 2024. These regular monthly dividends equal a total of $0.735 per share for the third quarter of 2024, representing a 6.5% increase from the regular monthly dividends paid in the third quarter of 2023. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2024, we will have paid $41.59 per share in cumulative dividends since our October 2007 initial public offering.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2024, 67% of our debt Investment Portfolio (at cost) bore interest at floating rates, 90% of which were subject to contractual minimum interest rates. As of March 31, 2024, 84% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, May 2024 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(41,302)	$6,460	$(34,842)	$(0.41)
(175)	(36,140)	5,653	(30,487)	(0.36)
(150)	(30,978)	4,845	(26,133)	(0.31)
(125)	(25,460)	4,038	(21,422)	(0.25)
(100)	(20,370)	3,230	(17,140)	(0.20)
(75)	(15,279)	2,423	(12,856)	(0.15)
(50)	(10,189)	1,615	(8,574)	(0.10)
(25)	(5,097)	808	(4,289)	(0.05)
25	5,097	(808)	4,289	0.05
50	10,193	(1,615)	8,578	0.10
75	15,290	(2,423)	12,867	0.15
100	20,386	(3,230)	17,156	0.20
125	25,483	(4,038)	21,445	0.25
150	30,579	(4,845)	25,734	0.30
175	35,676	(5,653)	30,023	0.35
200	40,772	(6,460)	34,312	0.40
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of March 31, 2024, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that we filed with the SEC on February 23, 2024, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we issued 186,985 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2024, under the dividend reinvestment plan was $8.4 million.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Form of 6.95% Notes due 2029 (contained in the Sixth Supplemental Indenture incorporated by reference as Exhibit 4.1 hereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2024, filed with the SEC on May 10, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: May 10, 2024	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: May 10, 2024	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ RYAN R. NELSON
Date: May 10, 2024	Ryan R. Nelson
Chief Accounting Officer
(principal accounting officer)