Form 10-Q
period 2024-06-30
Main Street Capital CORP
filed 2024-08-09
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 8, 2024 was 87,073,879.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,484,861 and $1,435,131 as of June 30, 2024 and December 31, 2023, respectively)	$2,075,429	$2,006,698
Affiliate investments (cost: $679,571 and $575,894 as of June 30, 2024 and December 31, 2023, respectively)	752,764	615,002
Non‑Control/Non‑Affiliate investments (cost: $1,949,642 and $1,714,935 as of June 30, 2024 and December 31, 2023, respectively)	1,909,318	1,664,571
Total investments (cost: $4,114,074 and $3,725,960 as of June 30, 2024 and December 31, 2023, respectively)	4,737,511	4,286,271
Cash and cash equivalents	30,472	60,083
Interest and dividend receivable and other assets	116,003	89,337
Receivable for securities sold	63,615	—
Deferred financing costs (net of accumulated amortization of $13,370 and $12,329 as of June 30, 2024 and December 31, 2023, respectively)	9,734	7,879
Total assets	$4,957,335	$4,443,570
LIABILITIES
Credit Facilities	$625,000	$360,000
July 2026 Notes (par: $500,000 as of both June 30, 2024 and December 31, 2023)	498,925	498,662
March 2029 Notes (par: $350,000 as of June 30, 2024)	346,642	—
June 2027 Notes (par: $300,000 as of June 30, 2024)	297,660	—
SBIC debentures (par: $286,200 and $350,000 as of June 30, 2024 and December 31, 2023, respectively)	280,617	344,535
December 2025 Notes (par: $150,000 as of both June 30, 2024 and December 31, 2023)	149,224	148,965
May 2024 Notes (par: $450,000 as of December 31, 2023)	—	450,182
Accounts payable and other liabilities	51,143	62,576
Interest payable	25,823	17,025
Dividend payable	21,205	20,368
Deferred tax liability, net	82,140	63,858
Total liabilities	2,378,379	1,966,171
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 86,552,506 and 84,830,679 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	865	848
Additional paid‑in capital	2,337,879	2,270,549
Total undistributed earnings	240,212	206,002
Total net assets	2,578,956	2,477,399
Total liabilities and net assets	$4,957,335	$4,443,570
NET ASSET VALUE PER SHARE	$29.80	$29.20
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$51,318	$47,979	$102,437	$96,841
Affiliate investments	23,201	20,999	40,928	38,455
Non‑Control/Non‑Affiliate investments	57,635	58,605	120,394	112,542
Total investment income	132,154	127,583	263,759	247,838
EXPENSES:
Interest	(29,161)	(26,754)	(55,937)	(51,752)
Compensation	(11,322)	(12,188)	(23,581)	(23,300)
General and administrative	(5,375)	(4,514)	(9,595)	(8,591)
Share‑based compensation	(4,883)	(4,087)	(8,986)	(8,187)
Expenses allocated to the External Investment Manager	5,887	5,688	11,446	10,686
Total expenses	(44,854)	(41,855)	(86,653)	(81,144)
NET INVESTMENT INCOME	87,300	85,728	177,106	166,694
NET REALIZED GAIN (LOSS):
Control investments	(361)	(48,111)	(352)	(51,077)
Affiliate investments	7,863	9,997	753	(16,267)
Non‑Control/Non‑Affiliate investments	(4,088)	(37,392)	(9,355)	(36,542)
Total net realized gain (loss)	3,414	(75,506)	(8,954)	(103,886)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	5,589	75,779	37,659	92,940
Affiliate investments	9,502	(11,469)	15,428	21,672
Non‑Control/Non‑Affiliate investments	7,953	40,631	10,606	25,447
Total net unrealized appreciation	23,044	104,941	63,693	140,059
INCOME TAXES:
Federal and state income, excise and other taxes	(1,597)	(1,671)	(3,728)	(3,407)
Deferred taxes	(9,473)	(6,976)	(18,282)	(13,353)
Income tax provision	(11,070)	(8,647)	(22,010)	(16,760)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$102,688	$106,516	$209,835	$186,107
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.01	$1.06	$2.07	$2.08
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.19	$1.32	$2.45	$2.32
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	86,194,092	80,807,861	85,666,311	80,190,630

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase in net assets resulting from operations	—	—	—	79,592	79,592
Balances at March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922
Public offering of common stock, net of offering costs	1,096,514	11	43,193	—	43,204
Share‑based compensation	—	—	4,087	—	4,087
Purchase of vested stock for employee payroll tax withholding	(140,569)	(1)	(5,545)	—	(5,546)
Dividend reinvestment	174,891	2	6,878	—	6,880
Amortization of directors’ deferred compensation	—	—	109	—	109
Issuance of restricted stock, net of forfeited shares	506,081	5	(5)	—	—
Dividends to stockholders	—	—	149	(73,373)	(73,224)
Net increase in net assets resulting from operations	—	—	—	106,516	106,516
Balances at June 30, 2023	81,431,006	$814	$2,132,041	$122,093	$2,254,948

Balances at December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Net increase in net assets resulting from operations	—	—	—	107,147	107,147
Balances at March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970
Public offering of common stock, net of offering costs	874,309	9	42,208	—	42,217
Share‑based compensation	—	—	4,883	—	4,883
Purchase of vested stock for employee payroll tax withholding	(154,751)	(2)	(7,320)	—	(7,322)
Dividend reinvestment	179,511	2	8,786	—	8,788
Amortization of directors’ deferred compensation	—	—	106	—	106
Issuance of restricted stock, net of forfeited shares	489,804	5	(5)	—	—
Dividends to stockholders	—	—	179	(88,553)	(88,374)
Net increase in net assets resulting from operations	—	—	—	102,688	102,688
Balances at June 30, 2024	86,552,506	$865	$2,337,879	$240,212	$2,578,956
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$209,835	$186,107
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(915,212)	(395,305)
Proceeds from sales and repayments of debt investments in portfolio companies	442,596	291,557
Proceeds from sales and return of capital of equity investments in portfolio companies	29,724	31,057
Net unrealized appreciation	(63,693)	(140,059)
Net realized loss	8,954	103,886
Accretion of unearned income	(10,560)	(9,900)
Payment-in-kind interest	(9,116)	(5,219)
Cumulative dividends	(1,026)	(717)
Share-based compensation expense	8,986	8,187
Amortization of deferred financing costs	2,294	1,582
Deferred tax provision	18,282	13,353
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(27,282)	(34,644)
Interest payable	8,798	(1,225)
Accounts payable and other liabilities	(10,399)	(3,360)
Deferred fees and other	3,268	2,382
Net cash provided by (used in) operating activities	(304,551)	47,682

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	47,913	84,100
Proceeds from public offering of December 2025 Notes	—	50,000
Proceeds from public offering of March 2029 Notes	350,000	—
Proceeds from public offering of June 2027 Notes	300,000	—
Dividends paid	(157,212)	(125,260)
Proceeds from issuance of SBIC debentures	—	16,000
Repayments of SBIC debentures	(63,800)	(16,000)
Redemption of May 2024 Notes	(450,000)	—
Proceeds from Credit Facilities	1,395,000	243,000
Repayments on Credit Facilities	(1,130,000)	(270,000)
Debt issuance costs, net	(9,625)	(1,807)
Purchases of vested stock for employee payroll tax withholding	(7,336)	(5,950)
Net cash provided by (used in) financing activities	274,940	(25,917)

Net increase (decrease) in cash and cash equivalents	(29,611)	21,765
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,083	49,121
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,472	$70,886

Supplemental cash flow disclosures:
Interest paid	$44,694	$51,333
Taxes paid	$6,425	$5,909
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$17,229	$14,688
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$220	$220	$220
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	3,930	3,923	3,923
			Preferred Member Units		5/20/2021	2,427							2,427	5,620
			Preferred Member Units		8/16/2019	3,200	14.13%						3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,086	9,763
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt		12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt		8/1/2013		13.00%				7/31/2024	1,650	1,650	1,598
			Preferred Member Units		6/28/2023	178							178	266
			Member Units		8/1/2013	1,500							1,500	40
													3,728	2,304
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	2,257	2,249	214
			Secured Debt	(14)	11/16/2017		5.00%				9/1/2024	3,015	2,841	285
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,816	499
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units	(8)	10/26/2020	37							1,584	4,720
													2,295	5,431
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	450	445	445
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,518	10,518
			Preferred Stock	(8)	3/7/2022	4,073							4,095	5,720
													15,328	16,953
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(25)	12/31/2020						12/31/2025	—	—	—
			Secured Debt	(9) (22)	12/31/2020		13.43%	SF+	8.05%		10/31/2027	102,836	102,385	102,836
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	34,710
													116,385	137,546
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.48%	SF+	10.00%		1/9/2025	5,264	5,264	5,264
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,300
													9,544	10,564

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Secured Debt		7/25/2016		13.00%				12/11/2024	8,813	8,813	8,813
		Secured Debt		7/25/2016		13.00%				12/11/2024	1,000	1,000	1,000
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	4,230
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	1,000
												12,945	15,043
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,790

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024						7/29/2026	—	—	—
		Secured Debt		3/30/2018		14.00%			4.00%	7/29/2026	28,336	28,263	27,875
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			10,173	10,173
		Preferred Member Units	(8)	3/30/2018	6,157							10,775	15,695
												49,211	53,743
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,540

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		15.48%	SF+	10.00%		1/4/2028	20,462	20,239	20,462
		Preferred Member Units		1/4/2019	13,309							6,122	11,500
												26,361	31,962
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(150)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	15,620	15,618	15,620
		Member Units	(8)	2/26/2018	4,347							11,440	30,030
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,150
												28,681	48,800
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	4,922	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,580
												6,885	21,274
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		11.50%				1/15/2027	7,960	7,938	7,801
		Secured Debt		12/20/2016		10.00%				12/20/2036	993	985	985

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	12/20/2016	717							7,280	6,210
			Member Units	(29)	12/20/2016	800							509	950
													16,712	15,946
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(15)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	40,801	40,775	40,801
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	74,480
													49,077	115,281
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	18,140	18,073	18,140
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	11,740
													25,753	29,880
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		14.48%	SF+	9.00%		1/29/2028	3,162	3,097	3,097
			Preferred Member Units	(8)	1/29/2019	1,975							1,975	12,930
													5,072	16,027
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt		11/22/2023		13.50%				11/22/2028	1,600	1,584	1,584
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,051	17,051
			Preferred Equity		11/22/2023	7,454							7,454	7,950
													26,089	26,585
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (30)	7/17/2017	38.75%							568	568

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	27,663	27,449	27,449
			Preferred Member Units	(8)	5/5/2023	556							15,000	16,020
													42,449	43,469
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	270	268	268
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,217	8,011	7,525
			Preferred Member Units		3/31/2021	9,000							2,610	200
													10,889	7,993

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	13,420	13,338	13,271
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												22,839	23,106
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(25)	2/13/2018						2/13/2026	—	(45)	—
		Secured Debt		12/27/2022		14.00%				2/13/2026	24,723	24,659	24,723
		Preferred Stock		2/13/2018	8,400							8,400	19,600
												33,014	44,323
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(6)	(6)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,303	18,184	18,184
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,289	6,230	6,230
		Common Stock		10/3/2022	285							5,726	5,730
		Common Stock	(29)	10/3/2022	939							1,558	1,750
												31,692	31,888
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (33)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (33)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	49,278	49,073	49,278
		Member Units	(8)	6/24/2016	9,042							17,692	106,550
												66,765	155,828
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Member Units	(8)	7/15/2013	1,200							1,200	1,580
												1,200	1,580
GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	3,146	3,138	3,146
		Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	40,493	40,382	40,493
		Member Units	(8)	12/19/2014	5,879							13,065	44,440
												56,585	88,079
Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		Secured Debt	(9) (14) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
		Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	2,400	2,400	1,948
		Preferred Equity		7/1/2022	63,720							5,600	—
		Member Units		4/29/2016	3,681							3,681	—
												11,681	1,948

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	8,991
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	374
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
													4,034	9,806
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock		6/4/2010	107,456							718	5,220

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(25)	6/21/2023						6/21/2028	—	(31)	(31)
			Secured Debt		6/21/2023		13.00%				6/21/2028	36,384	36,096	36,096
			Common Equity		6/21/2023	14,400							14,400	14,400
													50,465	50,465
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		15.00%	P+	6.75%		11/14/2026	1,800	1,800	1,800
			Member Units	(8)	11/14/2006	627							811	12,330
													2,611	14,130
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	25,003	24,866	24,866
			Preferred Equity	(8)	3/28/2022	107,406							10,741	10,741
													35,607	35,607
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	4,300	4,268	4,300
			Member Units	(8)	1/23/2006	325							783	24,820
													5,051	29,120
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	17,399	17,382	17,382
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,982	3,948	3,948
			Preferred Equity		10/31/2018	581							12,240	11,930
			Member Units	(8) (29)	10/31/2018	800							992	2,490
													34,562	35,750
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2024	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/19/2022		10.75%				10/19/2027	22,657	22,508	22,508
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	6,152
			Common Stock	(8)	10/19/2022	1,537,219							1,537	3,070
													29,961	31,730
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	5,240	5,240	4,862
			Preferred Member Units		3/15/2019	66,000							4,400	330
			Preferred Member Units		9/1/2015	4,000							6,000	—
													15,640	5,192
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt		1/26/2021		5.00%				12/31/2024	7,000	7,000	7,000
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,469
													21,250	21,469
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt		9/5/2023		8.88%	SF+	3.50%		9/5/2025	49,500	49,408	49,408
			LP Interests	(8) (30)	9/5/2023	14.12%							3,725	3,810
													53,133	53,218
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	186,560

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,919,595							15,000	14,894

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,727	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,100
													8,447	31,846
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955							2,975	10,380

Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt	(9)	6/4/2024		11.88%	SF+	6.50%		6/4/2025	10,974	10,946	10,946
			Secured Debt		6/4/2024		13.50%				6/4/2029	24,800	24,556	24,556
			Common Equity		6/4/2024	365							12,120	12,120
													47,622	47,622
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		10.00%				2/28/2025	1,600	1,600	1,600
			Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,777	9,811

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	8,210
												19,590	19,621
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units		12/22/2011	65,962							114	50
		Member Units		12/22/2011	65,962							3,603	1,389
												5,797	3,519
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,432	18,432
		Preferred Member Units		11/2/2022	2,062							2,062	5,150
		Preferred Member Units		1/31/2017	406							10,200	10,200
												34,294	37,382
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	12,000	11,948	12,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	48,280
												13,028	60,280
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	21,960	21,868	21,960
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	15,060
												31,868	37,020
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt		4/27/2020		12.00%				12/31/2027	5,000	4,997	5,000
		Secured Debt		4/27/2020		12.00%				12/31/2027	38,219	38,065	38,219
		Secured Debt		4/27/2020		12.00%				12/31/2027	27,681	27,613	27,681
		Preferred Equity	(8)	4/27/2020	15,061							13,000	53,340
												83,675	124,240
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/31/2028	—	(14)	(14)
		Secured Debt		12/21/2023		13.00%				12/31/2028	30,640	30,369	30,369
		Preferred Equity	(8)	12/21/2023	440							12,540	15,330
												42,895	45,685
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(6)	—
		Secured Debt	(9)	11/15/2016		14.23%	SF+	8.75%		11/15/2027	19,021	18,872	19,021
		Common Stock		6/10/2010	2,000							2,150	15,870
		Common Stock	(29)	6/14/2022	238,421							238	514

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

											21,254	35,405
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%			11/15/2026	5,897	5,841	5,841
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	10,800
		Common Stock		1/27/2021	1,037						1,200	510
											12,750	17,151
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,790

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					12/15/2026	—	(24)	(24)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	33,479	17,388
		Preferred Equity		12/15/2021	11,070						11,070	—
											44,525	17,364
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	1,840	1,840	1,726
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,200	4,657
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,510	6,383
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,793
		Member Units		1/6/2011	460						1,290	2,570
											2,008	4,363
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2027	—	(1)	—
		Secured Debt		5/31/2019		13.50%			5/31/2027	7,920	7,842	7,920
		Common Stock	(8)	5/31/2019	615						4,655	9,770
											12,496	17,690
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock		12/23/2011	3,000,000						3,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							6,529	7,000
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													25,205	9,100
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	27,040	26,909	26,909
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													39,149	39,149
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	1,710
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	3,105
Subtotal Control Investments (80.4% of net assets at fair value)													$1,484,861	$2,075,429
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$481	$477	$476
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	15,950	15,890	15,770
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													19,515	16,246
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	265
			Member Units	(8)	6/30/2017	2,160,000							2,256	310
													2,576	575
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/28/2024		14.00%			14.00%	4/1/2025	58	58	58
			Secured Debt	(14) (17)	6/30/2015		14.00%			14.00%	8/31/2023	20,080	17,352	12,515
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													22,180	12,573
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.38%	SF+	6.00%		12/17/2026	900	884	884
			Secured Debt		12/17/2021		13.00%				12/17/2026	19,845	19,747	19,747

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		12/17/2021	450,000						4,500	4,500
												25,131	25,131
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	154						—	2,469

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%						3,019	2,542

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%			6/19/2029	560	554	560
			Secured Debt		11/19/2021		12.00%			6/19/2029	16,800	16,713	16,800
			Preferred Equity		11/19/2021	9,012						9,012	9,012
												26,279	26,372
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%						6,172	8,412
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%						1,960	2,621
												8,132	11,033
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000						2,000	1,330

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000						808	761

FCC Intermediate Holdco, LLC (Supplycore)		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%			5/29/2029	32,800	28,691	28,691
			Warrants	(27)	5/28/2024	12						3,920	3,920
												32,611	32,611
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360						10,400	35,750

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%						2,580	2,656

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							3,051	2,596
													5,631	5,252
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	9,345	9,312	9,345
			Preferred Member Units	(8)	3/31/2021	226							4,900	9,810
													14,212	19,155
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(47)	—
			Secured Debt		3/15/2024		13.00%	SF+	7.63%		3/15/2029	40,000	39,627	40,000
			Member Units	(8)	8/31/2007	438							2,980	14,980
													42,560	54,980
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (30)	8/9/2017	8.22%							2,296	4,472
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							4,655	4,984
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	22.93%							2,900	4,044
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,048
													10,601	14,548
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.48%	SF+	6.00%		1/15/2026	2,090	2,088	2,090
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,172	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	18,060
			Preferred Member Units	(29)	12/2/2016	226							150	950
													50,260	66,356
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,940
			Member Units	(8)	1/8/2003	322,297							2,352	3,210
													5,352	6,150
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	18,110

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	15,500	15,386	15,386
			Preferred Equity	(8)	3/31/2023	87,360							4,368	4,368
													19,754	19,754

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.06%	SF+	7.50%		8/20/2026	12,915	12,800	12,701
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			242	440
			Common Stock		8/20/2021	9,968							1,356	550
													14,398	13,691
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	4,514	4,490	4,490
			Secured Debt		9/1/2021		13.50%				1/31/2028	2,940	2,924	2,924
			Secured Debt		11/15/2021		13.50%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.50%				1/31/2028	17,624	17,529	17,529
			Secured Debt		1/31/2023		13.50%				1/31/2028	10,162	9,918	9,918
			Preferred Equity		6/26/2024	711,200							711	711
			Common Stock		8/3/2021	203,016							2,756	2,680
													47,272	47,196
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		16.46%	SF+	9.00%	2.00%	6/21/2027	1,190	1,181	1,181
			Secured Debt	(9)	6/21/2023		16.46%	SF+	9.00%	2.00%	6/21/2027	719	707	707
			Secured Debt	(9)	6/21/2023		15.46%	SF+	8.00%	2.00%	6/21/2027	4,407	3,607	3,607
			Secured Debt	(9)	6/21/2023		17.46%	SF+	10.00%	2.00%	6/21/2027	4,407	3,607	3,607
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	2,660
													11,193	11,762
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021						12/10/2026	—	(15)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	21,507	21,395	21,507
			Preferred Equity	(8)	12/10/2021	3,310							3,635	13,070
													25,015	34,577
Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9)	12/31/2020		12.48%	SF+	7.00%		5/9/2027	1,250	1,242	1,250
			Secured Debt	(25)	5/9/2024						5/9/2027	—	(198)	—
			Secured Debt		12/31/2020		12.50%				5/9/2027	62,200	62,060	62,200
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	19,410
													70,091	82,860
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2024	4,415	4,415	987
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2024	2,116	2,116	473
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2024	983	983	220
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2024	964	964	215
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2024	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	2,200
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		15.48%	SF+	10.00%		8/6/2026	5,200	5,178	5,200
			Preferred Stock		8/6/2021	1,128							1,128	1,650
													6,306	6,850
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	2,250	2,235	2,250
			Secured Debt	(23)	6/16/2023		12.62%				6/16/2028	67,661	67,604	67,661
			Preferred Member Units	(8)	8/31/2018	165							1,525	17,690
													71,364	87,601
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	18,080	17,900	18,080
			Common Stock	(8)	9/13/2018	70,000							—	1,880
													17,900	19,960
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	1,644
			Preferred Equity		12/31/2022	5,907,649							—	—
													4,884	1,644
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636							4,500	6,430
													4,500	6,430
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021						8/9/2026	—	(8)	(8)
			Secured Debt		8/9/2021		10.00%				8/9/2026	6,321	6,290	6,161
			Preferred Stock		9/1/2023	236,110							236	236
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													12,918	12,789
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%							3,552	5,724

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	25.00%							4,993	6,332

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	1,846	1,846	4,021

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	905	905	1,972
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			2,880	2,880
			Preferred Stock		8/21/2018	1,521,122	20.00%			20.00%			2,188	3,838
			Preferred Stock		6/30/2017	2,281,682	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,336,866	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	945,507							—	—
													19,410	12,711
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	—
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	—
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/28/2029	8,800	8,718	8,718
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,136	4,136
													12,854	12,854
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	12,123	12,040	12,040
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													15,885	15,885
Subtotal Affiliate Investments (29.2% of net assets at fair value)													$679,571	$752,764
Non-Control Investments (7)
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (25)	9/6/2022			P+	5.00%		9/6/2028	$—	$(55)	$—
			Secured Debt	(9) (26)	9/6/2022		11.44%	SF+	6.00%		9/6/2028	4,162	4,108	4,162
			Secured Debt	(9)	9/6/2022		11.44%	SF+	6.00%		9/6/2028	19,717	19,258	19,717
			Secured Debt	(9)	6/21/2023		11.44%	SF+	6.00%		9/6/2028	1,366	1,306	1,366
													24,617	25,245
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25)	6/7/2023			SF+	7.00%		6/7/2028	—	(1)	(1)
			Secured Debt	(9)	6/7/2023		12.44%	SF+	7.00%		6/7/2028	24,482	24,243	24,482
			Warrants	(35)	6/7/2023	17,525					5/19/2028		—	110
													24,242	24,591
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,880	7,880	7,582
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	20,033	20,000	19,253
													27,880	26,835
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		13.25%	P+	4.75%		3/19/2026	6,404	6,365	6,431

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	1,920

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(6)	(6)
			Secured Debt	(9)	11/19/2021		11.61%	SF+	6.00%		11/19/2026	6,517	6,485	6,517
													6,479	6,511
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.20%	SF+	9.75%	15.20%	4/10/2026	6,977	6,938	5,787
			Secured Debt	(9)	3/11/2022		15.20%	SF+	9.75%	15.20%	4/10/2026	11,351	11,279	9,416
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	5,705	5,645	3,526
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	9,283	9,169	5,736
													33,031	24,465
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	3,166	2,989	76
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	15,489	13,757	374
													16,746	450
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/6/2023		15.00%			15.00%	11/6/2028	3,817	3,817	3,817
			Secured Debt	(9)	11/6/2023		11.99%	SF+	6.50%	11.99%	11/6/2028	7,592	7,592	7,592
			Preferred Equity		11/6/2023	32,507							14,060	12,552
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													25,703	23,961
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,210

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		12.06%	SF+	6.50%		1/18/2027	756	756	756
			Secured Debt	(9)	1/18/2022		11.06%	SF+	5.50%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		13.06%	SF+	7.50%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	720
													14,796	14,796
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(105)	(105)
			Secured Debt	(9)	12/23/2022		12.74%	SF+	7.25%		12/23/2027	24,383	23,699	24,378
			Common Equity	(8)	12/15/2021	984							965	892
													24,559	25,165
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	878
			Preferred Member Units	(29)	11/12/2019	122,416							—	10
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	110
													286	998
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25)	6/30/2022			SF+	10.25%		6/30/2028	—	(55)	(55)
			Secured Debt	(9)	6/30/2022		15.60%	SF+	10.25%	9.25%	6/30/2028	30,342	29,989	28,880
													29,934	28,825
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	580

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt		1/9/2024		13.94%	SF+	8.50%	12.94%	8/28/2025	180	55	164
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	2,828	2,828	2,588
			Secured Debt	(9)	8/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	3,923	3,504	3,589
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													7,424	6,341
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25)	5/1/2023			SF+	7.00%		5/1/2028	—	(22)	(22)
			Secured Debt	(9)	5/1/2023		11.45%	SF+	6.00%		5/1/2028	6,357	6,259	6,357
			Secured Debt	(9)	5/1/2023		13.45%	SF+	8.00%		5/1/2028	6,357	6,259	6,357
			Preferred Equity		5/1/2023	571							571	500
			Common Equity		5/1/2023	571							—	—
													13,067	13,192
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9)	2/1/2024		11.44%	SF+	6.00%		2/1/2029	1,648	1,599	1,632
			Secured Debt	(9) (25)	2/1/2024			SF+	6.00%		2/1/2029	—	(25)	(25)
			Secured Debt	(9)	2/1/2024		11.43%	SF+	6.00%		2/1/2029	26,506	26,019	26,241
			Common Equity		2/1/2024	2,333,333							2,333	2,333
													29,926	30,181
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.75%	P+	7.25%		7/22/2019	7,056	7,056	750
													7,817	1,511
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,870	3,614
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,300	4,308
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							2,500	2,711
													12,670	10,633
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			SF+	5.00%		6/10/2026	—	(16)	—
			Secured Debt	(9)	6/14/2021		10.44%	SF+	5.00%		6/10/2028	19,885	19,684	19,885
													19,668	19,885
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	2,142,167							2,142	2,227
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	2,227
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	245,926							246	490
													246	490
Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		12.08%	SF+	6.75%		10/20/2028	39,801	39,067	39,404

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		12.58%	SF+	7.00%		2/7/2027	4,661	4,518	4,394
			Secured Debt	(9)	2/7/2022		12.55%	SF+	7.00%		2/7/2027	36,354	35,966	34,272
			Secured Debt	(9)	6/24/2022		12.55%	SF+	7.00%		2/7/2027	2,014	1,993	1,899
			Secured Debt	(9)	3/27/2023		12.55%	SF+	7.00%		2/7/2027	4,868	4,783	4,589
													47,260	45,154
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,677	2,677	16

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (32)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	6,000	5,891	5,911
			Secured Debt	(9) (25)	3/29/2024			SF+	8.00%		8/6/2026	—	(149)	(149)
			Secured Debt	(9)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	18,175	18,019	17,906
													23,761	23,668
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	22,430

Coregistics Buyer LLC	(10) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024			SF+	6.50%		6/28/2029	477	389	389
			Secured Debt	(9)	6/29/2024		11.83%	SF+	6.50%		6/28/2029	10,731	10,476	10,476
			Secured Debt	(9)	6/29/2024		12.01%	SF+	6.75%		6/28/2029	32,192	31,392	31,392
													42,257	42,257
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(57)	(57)
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(57)	(57)
			Secured Debt	(9)	12/27/2023		12.44%	SF+	7.00%		6/27/2027	11,109	10,829	11,001
													10,715	10,887
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions For The Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	5.75%		6/27/2029	—	(302)	(302)
			Secured Debt	(9)	6/27/2024		11.09%	SF+	5.75%		6/27/2029	107,625	105,508	105,508
													105,206	105,206
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	830

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	855
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	855
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.44%	SF+	6.00%	11.44%	12/31/2026	2,184	2,026	2,026
			Secured Debt	(9)	12/20/2022		13.44%	SF+	8.00%	13.44%	12/31/2026	2,252	2,018	1,998
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,172	4,084

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Dynata, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	6/17/2024		14.21%	SF+	8.75%		8/6/2024	646	635	653

Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (32)	11/19/2020		13.49%	SF+	8.00%		10/30/2025	2,826	2,792	2,692
			Secured Debt	(9)	11/19/2020		13.48%	SF+	8.00%		10/30/2025	4,402	4,371	4,193
			Secured Debt	(9)	11/19/2020		13.48%	SF+	8.00%		10/30/2025	8,781	8,713	8,364
			Secured Debt	(9)	4/20/2021		13.48%	SF+	8.00%		10/30/2025	1,821	1,809	1,735
			Secured Debt	(9)	10/14/2021		13.48%	SF+	8.00%		10/30/2025	9,964	9,899	9,492
													27,584	26,476
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.75%	SF+	6.25%		12/29/2027	9,716	9,535	8,744

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,567	1,843
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,980	899
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,209	1,127
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							7,142	6,081
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(30)	8/31/2023	0.41%							4,391	4,391
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,083	1,566
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,378	3,939
													29,750	19,846
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (32)	5/23/2022		14.00%	P+	5.50%		5/23/2027	328	298	328
			Secured Debt	(9)	5/23/2022		11.94%	SF+	6.50%		5/23/2028	16,052	15,845	15,827
													16,143	16,155
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(31)	(31)
			Secured Debt	(9)	4/7/2023		13.43%	SF+	8.00%		4/7/2029	26,180	25,554	26,180
			Common Equity		4/7/2023	649,794							663	780

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													26,186	26,929
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		13.60%	SF+	8.00%		12/22/2026	3,692	3,674	3,692
			Secured Debt	(9)	12/22/2021		13.60%	SF+	8.00%	8.00%	12/22/2026	45,974	45,754	45,712
													49,428	49,404
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	1,076
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,076
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	11/10/2023		11.93%	SF+	6.50%		11/10/2028	2,824	2,594	2,812
			Secured Debt	(9)	11/10/2023		11.93%	SF+	6.50%		11/10/2028	32,308	31,464	32,178
			Common Equity		11/10/2023	705,882							706	810
													34,764	35,800
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (25)	10/18/2019			SF+	6.50%		11/30/2025	—	(9)	(9)
			Secured Debt	(25)	10/18/2019						11/30/2025	—	(5)	(5)
			Secured Debt	(9)	10/18/2019		11.94%	SF+	6.50%		11/30/2025	10,568	10,526	10,568
			Secured Debt	(9)	9/15/2023		11.94%	SF+	6.50%		11/30/2025	947	945	947
			Secured Debt	(9)	12/22/2023		11.94%	SF+	6.50%		11/30/2025	226	224	226
													11,681	11,727
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.48%	SF+	6.00%		9/30/2028	707	693	703
			Secured Debt	(9)	9/30/2022		11.45%	SF+	6.00%		9/30/2028	299	286	297
			Secured Debt	(9)	9/30/2022		11.48%	SF+	6.00%		9/30/2028	3,597	3,545	3,561
													4,524	4,561
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		9.10%	SF+	3.50%	2.50%	6/21/2026	2,393	2,264	2,264
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	638
			Common Equity		3/7/2024	64,029							—	—
													2,977	2,902
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(42)	(42)
			Secured Debt	(9)	8/1/2022		11.84%	SF+	6.50%		8/1/2027	6,699	6,604	6,699
			Secured Debt	(9) (25)	6/3/2024			SF+	6.50%		8/1/2027	—	(66)	(66)
			Secured Debt	(9)	8/1/2022		11.84%	SF+	6.50%		8/1/2027	16,538	16,334	16,537
			Secured Debt	(9)	6/3/2024		11.83%	SF+	6.50%		8/1/2027	8,080	8,001	8,080
													30,831	31,208

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		11.98%	SF+	6.50%	3.50%	10/23/2026	25,778	25,778	25,494

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.81%	SF+	8.25%	2.00%	6/30/2026	7,236	7,127	7,196

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2026	—	(16)	—
			Secured Debt	(9)	7/30/2021		11.19%	SF+	5.75%		7/30/2028	10,154	10,062	10,154
			Secured Debt	(9)	7/30/2021		11.19%	SF+	5.75%		7/30/2028	4,928	4,880	4,928
													14,926	15,082
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9)	6/8/2023		12.28%	SF+	7.00%		6/30/2028	791	718	791
			Secured Debt	(9)	6/8/2023		12.25%	SF+	7.00%		6/30/2028	20,663	20,175	20,663
			Common Equity		6/8/2023	849							1,166	1,150
													22,059	22,604
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.24%	SF+	7.75%	1.00%	7/31/2025	18,647	18,640	17,852

Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(62)	(62)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(52)	(52)
			Secured Debt	(9)	7/19/2023		11.58%	SF+	6.25%		7/19/2029	14,334	13,973	13,782
			Common Equity		7/19/2023	131,100							656	370
													14,515	14,038
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (32)	4/3/2023		13.44%	SF+	8.00%		4/3/2028	790	773	723
			Secured Debt	(9)	4/3/2023		13.43%	SF+	8.00%		4/3/2028	7,271	7,129	6,651
			Secured Debt	(9)	6/14/2023		13.43%	SF+	8.00%		4/3/2028	2,925	2,872	2,675
			Common Equity		4/3/2023	131,569							417	90
													11,191	10,139
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		15.44%	SF+	10.00%	15.43%	8/7/2023	1,922	1,922	1,767
			Secured Debt	(9) (14) (17)	8/7/2019		12.44%	SF+	7.00%	12.44%	8/7/2023	7,313	7,237	99

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		12/7/2021	2,143							—	—
													9,159	1,866
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (25) (32)	8/28/2019			SF+	6.50%		8/28/2025	—	(2)	(2)
			Secured Debt	(9)	8/28/2019		11.98%	SF+	6.50%		8/28/2025	16,812	16,767	16,517
													16,765	16,515
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.35%	SF+	5.75%		3/25/2027	6,986	6,796	5,868

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.93%	SF+	6.50%	9.43%	4/14/2028	3,017	2,784	2,655
			Common Equity		4/13/2023	198,743							—	—
													2,784	2,655
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (25)	5/20/2024			SF+	6.50%		5/17/2029	—	(9)	(9)
			Secured Debt	(9)	5/20/2024		11.10%	SF+	5.50%		5/17/2029	1,735	1,703	1,703
			Secured Debt	(9)	5/20/2024		12.10%	SF+	6.50%		5/17/2029	1,735	1,703	1,703
			Secured Debt	(9)	5/20/2024		13.10%	SF+	7.50%		5/17/2029	1,735	1,703	1,703
													5,100	5,100
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.47%	SF+	7.00%		11/4/2024	825	820	823
			Secured Debt	(9)	2/27/2024		15.46%	SF+	10.00%		11/4/2024	425	415	425
			Secured Debt	(9)	11/8/2021		12.48%	SF+	7.00%		11/4/2024	1,922	1,922	1,918
			Preferred Equity		11/8/2021	2,826,667							110	870
													3,267	4,036
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.75%		6/28/2029	—	(153)	(153)
			Secured Debt	(9)	6/28/2024		12.08%	SF+	6.75%		6/28/2029	52,789	51,491	51,491
													51,338	51,338
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,134	1,134	—
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,091	1,091	—
			Secured Debt	(9)	3/30/2024		14.35%	SF+	8.75%	6.00%	3/29/2029	1,975	1,975	1,975
			Secured Debt	(9)	3/30/2024		14.35%	SF+	8.75%	14.35%	3/29/2029	1,200	1,200	1,200
			Common Stock		8/21/2019	472,579							4,429	—
			Common Stock		3/29/2024	5,461,019							200	200

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													10,029	3,375
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (32)	12/22/2021		11.83%	SF+	6.25%		12/22/2026	8,421	8,337	8,057
			Secured Debt	(9)	12/22/2021		11.83%	SF+	6.25%		12/22/2026	35,526	35,161	33,990
			Secured Debt	(9)	2/1/2024		11.83%	SF+	6.25%		12/22/2026	3,326	3,240	3,182
			Common Equity		12/22/2021	1,684,211							1,684	1,120
													48,422	46,349
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		12.73%	SF+	7.25%		10/4/2026	1,028	1,002	968
			Secured Debt	(9)	10/4/2021		12.73%	SF+	7.25%		10/4/2026	7,410	7,340	6,974
													8,342	7,942
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.46%	SF+	5.00%		5/9/2026	15,607	15,504	15,139

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	2,841

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		12/31/2025	8,623	8,530	8,623
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		12/31/2025	5,512	5,452	5,512
			Secured Debt	(9)	11/20/2020		12.68%	SF+	7.25%		12/31/2025	2,892	2,861	2,892
			Secured Debt	(9)	2/26/2021		12.68%	SF+	7.25%		12/31/2025	1,124	1,112	1,124
			Secured Debt	(9)	5/12/2022		12.67%	SF+	7.25%		12/31/2025	11,382	11,256	11,382
													29,211	29,533
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		14.98%	SF+	9.00%	0.50%	8/16/2026	4,408	4,335	3,900

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	24,809	24,269	19,266

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (25)	3/15/2021			SF+	6.75%		3/15/2026	—	(21)	—
			Secured Debt	(9)	3/15/2021		12.99%	SF+	7.50%		3/15/2026	14,726	14,623	14,726
			Secured Debt	(9)	3/28/2024		12.99%	SF+	7.50%		3/15/2026	4,500	4,386	4,500

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													18,988	19,226
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	6.25%		4/3/2028	—	(45)	(45)
			Secured Debt	(9)	4/4/2022		11.42%	SF+	6.00%		4/3/2028	21,448	21,171	21,448
													21,126	21,403
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.56%	SF+	7.00%		12/31/2026	22,495	22,139	22,135

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		11.58%	SF+	6.25%		11/30/2028	1,356	1,318	1,356
			Secured Debt	(9) (26)	11/30/2023		11.59%	SF+	6.25%		11/30/2028	1,034	1,008	1,034
			Secured Debt	(9)	11/30/2023		10.60%	SF+	5.25%		11/30/2028	4,929	4,824	4,929
			Secured Debt	(9)	11/30/2023		12.60%	SF+	7.25%		11/30/2028	4,929	4,820	4,929
			Common Equity		11/30/2023	459,657							460	460
													12,430	12,708
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	3,968	3,925	3,901
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	10,418	10,296	11,060
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	17,563	17,370	17,563
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	163	163	163
			Common Stock		8/30/2022	44,445,814							889	678
													32,643	33,365
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	7.00%		12/18/2026	—	(7)	(7)
			Secured Debt	(9)	12/18/2019		12.45%	SF+	7.00%		12/18/2026	28,605	28,319	28,605
													28,312	28,598
Obra Capital, Inc.	(10)	Provider of asset management services specialized in insurance-linked strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.50%		12/21/2028	—	(4)	(4)
			Secured Debt	(9)	6/21/2024		12.95%	SF+	7.50%		6/21/2029	26,352	25,575	25,575
													25,571	25,571
OnPoint	(10)	Environmental & Facilities Services
			Secured Debt	(9)	4/1/2024		12.33%	SF+	7.00%		11/16/2027	3,880	3,845	3,845

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,421	4,421	35

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	7,221

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.50%		6/7/2028	—	(73)	(73)
			Secured Debt	(9)	6/7/2023		11.84%	SF+	6.50%		6/7/2028	6,155	5,999	6,155
			Secured Debt	(9)	6/7/2023		11.82%	SF+	6.50%		6/7/2028	18,326	17,895	18,326
			Common Equity		6/7/2023	1,234							1,234	2,140
													25,055	26,548
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.83%	SF+	5.50%		5/1/2029	7,920	7,684	7,884
			Secured Debt	(9)	9/7/2023		10.83%	SF+	5.50%		5/1/2029	756	732	753
			Secured Debt	(9)	1/30/2024		10.83%	SF+	5.50%		5/1/2029	760	742	756
			Secured Debt	(9)	6/28/2024		10.58%	SF+	5.25%		5/1/2029	863	851	851
													10,009	10,244
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		12.24%	SF+	6.75%		8/19/2027	4,930	4,812	4,916
			Secured Debt	(9)	8/19/2022		12.34%	SF+	6.75%		8/19/2027	21,707	21,428	21,646
													26,240	26,562
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (25)	10/2/2023			SF+	8.00%		10/2/2028	—	(42)	(42)
			Secured Debt	(9)	10/2/2023		13.57%	SF+	8.00%		10/2/2028	9,844	9,635	9,844
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	290
													12,874	13,340
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		12.19%	SF+	6.75%		4/8/2026	1,278	1,272	1,222
			Secured Debt	(9)	4/8/2021		12.19%	SF+	6.75%		4/8/2026	13,369	13,300	12,786
													14,572	14,008
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (32)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	5,067	4,996	5,067
			Secured Debt	(9)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	39,598	38,494	39,598
													43,490	44,665
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	6.50%		8/27/2026	—	(7)	—
			Secured Debt	(9)	8/27/2021		12.56%	SF+	7.00%	0.50%	8/27/2026	3,376	3,323	3,369

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	8/27/2021		14.56%	SF+	9.00%	0.50%	8/27/2026	3,376	3,323	3,327
													6,639	6,696
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.52%	SF+	6.00%	2.00%	11/16/2025	5,828	5,814	5,828
			Secured Debt	(9)	7/16/2021		13.52%	SF+	6.00%	2.00%	11/16/2025	7,787	7,741	7,787
													13,555	13,615
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	12/10/2021			SF+	6.00%		12/13/2026	—	(44)	(44)
			Secured Debt	(9)	12/10/2021		11.44%	SF+	6.00%		12/13/2026	33,249	32,922	33,249
			Common Equity		12/10/2021	864							864	835
													33,742	34,040
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9)	7/1/2022		12.98%	SF+	7.50%		7/1/2027	1,533	1,495	1,533
			Secured Debt	(9)	7/1/2022		12.98%	SF+	7.50%		7/1/2027	15,648	15,458	15,648
			Common Stock		7/1/2022	638,710							639	610
													17,592	17,791
Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		11.04%	SF+	5.50%		10/1/2028	7,936	7,892	7,970
			Secured Debt	(9)	11/7/2023		11.19%	SF+	5.75%		10/1/2028	9,131	8,899	9,171
													16,791	17,141
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		10.58%	SF+	5.00%		12/18/2027	14,728	14,540	14,741

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,680

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(118)	(118)
			Secured Debt	(9)	3/11/2024		11.83%	SF+	6.50%		3/11/2029	34,098	32,983	33,417
			Preferred Equity		3/11/2024	1,218,750							1,219	1,219
													34,084	34,518
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.50%	SF+	7.15%	6.00%	5/2/2027	9,871	3,628	4,025
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,648	4,025

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.81%	SF+	7.50%		4/5/2029	4,000	3,909	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(296)	(296)
			Secured Debt	(9)	11/9/2020		11.59%	SF+	6.00%		11/3/2027	17,740	17,523	17,794
													17,227	17,498
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,320

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9) (38)	12/22/2023		12.59%				12/22/2028	5,409	5,272	5,372
			Secured Debt	(9)	12/22/2023		12.46%	SF+	7.00%		12/22/2028	42,288	41,352	42,000
													46,624	47,372
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,570

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(3)	(3)
			Secured Debt	(9)	7/19/2021		12.45%	SF+	7.00%		7/19/2026	3,414	3,385	3,414
			Common Stock		7/19/2021	400,000							400	880
													3,782	4,291
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	2,223	2,200	2,223
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	384	365	384
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	15,805	15,680	15,805
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	12,642	12,541	12,642
													30,786	31,054
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		10.33%	SF+	5.00%		3/1/2028	2,393	2,355	2,393
			Secured Debt	(9)	3/1/2022		10.33%	SF+	5.00%		3/1/2028	10,604	10,463	10,604
			Secured Debt	(9)	11/3/2023		10.33%	SF+	5.00%		3/1/2028	5,277	5,179	5,277
			Common Stock	(8)	3/1/2022	1,541,400							1,541	4,580
													19,538	22,854
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		13.56%	SF+	8.00%		11/19/2026	667	618	655

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	11/19/2021		13.56%	SF+	8.00%		11/19/2026	1,874	1,851	1,841
			Secured Debt	(9)	1/16/2024		12.56%	SF+	7.00%		11/19/2026	7,240	7,102	7,112
			Secured Debt	(9)	1/16/2024		14.56%	SF+	9.00%		11/19/2026	7,240	7,102	7,112
													16,673	16,720
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		11.44%	SF+	6.00%		12/20/2028	23,936	23,635	23,935
			Secured Debt	(9)	12/17/2021		11.43%	SF+	6.00%		12/20/2028	37,635	37,205	37,635
													60,840	61,570
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.92%	SF+	7.50%		8/9/2026	11,092	10,890	10,290

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		12.69%	SF+	7.25%	1.50%	12/31/2024	17,351	17,351	16,633
			Secured Debt	(9)	2/11/2022		12.69%	SF+	7.25%	1.50%	12/31/2024	4,343	4,343	4,164
													21,694	20,797
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9) (25)	6/14/2024			SF+	6.00%		6/14/2029	$—	(206)	(206)
			Secured Debt	(9) (25)	6/14/2024			SF+	6.00%		6/14/2029	$—	(181)	(181)
			Secured Debt	(9)	6/14/2024		11.26%	SF+	6.00%		6/14/2029	$6,626	6,496	6,496
			Secured Debt	(9)	6/14/2024		11.33%	SF+	6.00%		6/14/2029	$47,498	46,564	46,564
													52,673	52,673
Subtotal Non-Control/Non-Affiliate Investments (74.0% of net assets at fair value)													$1,949,642	$1,909,318
Total Portfolio Investments, June 30, 2024 (183.5% of net assets at fair value)													$4,114,074	$4,737,511
Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$2,226	$2,226
Fidelity Government Fund (37)													2,307	2,307
Fidelity Treasury (31)													1,353	1,353
Total money market funds													$5,885	$5,885

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 93% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.24%.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2024.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2024
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
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.75% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of June 30, 2024. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of June 30, 2024 was approximately 4.95% on the Fidelity Treasury.
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(35)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(36)Effective yield as of June 30, 2024 was approximately 4.94% on the Dreyfus Government Cash Management.
(37)Effective yield as of June 30, 2024 was approximately 4.97% on the Fidelity Government Fund.
(38)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. As of June 30, 2024, the facility had contracts running under the terms SOFR+7.00% (Floor 1.00%) and Prime+6.00% (Floor 2.00%). The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Common Stock	(29)	6/14/2022	238,421						238	368
											22,078	37,225
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt	(25)	2/1/2011					11/15/2026	—	—	—
		Secured Debt		7/1/2011		13.00%			11/15/2026	5,897	5,829	5,829
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	10,750
		Common Stock		1/27/2021	1,037						1,200	510
											12,738	17,089
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,710

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(25)	12/15/2021					12/15/2026	—	(26)	(26)
		Secured Debt		12/15/2021		12.50%			12/15/2026	34,110	33,909	30,798
		Preferred Equity		12/15/2021	11,070						11,070	—
											44,953	30,772
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	1,840	1,840	1,726
		Secured Debt	(17)	8/31/2018		12.00%			8/31/2023	15,200	15,200	14,262
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,510	15,988
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units	(8)	1/6/2011	460						1,290	4,734
											2,008	6,528
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2024	—	(1)	—
		Secured Debt		5/31/2019		12.00%			5/31/2024	7,920	7,911	7,920
		Common Stock	(8)	5/31/2019	615						4,655	12,740
											12,565	20,660
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage

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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The “Investment

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). Main Street’s results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and financial position as of June 30, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies and that can be more liquid than the debt securities issued by LMM companies. Main Street categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, Main Street’s Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies Main Street invests in through its LMM portfolio and Middle Market portfolio. Main Street’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. Main Street’s portfolio may also include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 18 LMM portfolio companies during each of the three months ended June 30, 2024 and 2023, representing 21% and 23% of the total LMM portfolio at fair value as of June 30, 2024 and 2023, respectively. A total of 70 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024, representing 94% of the total LMM portfolio at fair value as of June 30, 2024. Excluding its investments in LMM portfolio companies that, as of June 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 19 and 15 Private Loan portfolio companies during the three months ended June 30, 2024 and 2023, respectively, representing 22% and 24% of the total Private Loan portfolio at fair value as of June 30, 2024 and 2023, respectively. A total of 60 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024, representing 72% of the total Private Loan portfolio at fair value as of June 30, 2024. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 95% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (98% as of both June 30, 2024 and December 31, 2023) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, Main Street’s short-term portfolio investments have historically been comprised of non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. Because any short-term portfolio investments are typically valued using third-party quotes or other independent pricing services, Main Street generally does not consult with any financial advisory services firms in connection with determining the fair value of its short-term portfolio investments.
For valuation purposes, the majority of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.8% and 3.3% of Main Street’s Investment Portfolio at fair value as of June 30, 2024 and December 31, 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of June 30, 2024 and December 31, 2023.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of June 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2024 and December 31, 2023, the Company had $6.6 million and $15.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
At June 30, 2024 and December 31, 2023, cash balances totaling $19.8 million and $40.1 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of June 30, 2024, investments on non-accrual status comprised 1.2% of Main Street’s total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 2.3% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2024 and 2023, (i) 3.7% and 1.8%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.2%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2024 and 2023, (i) 3.5% and 2.1%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.4% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$100,031	$97,273	$200,136	$190,666
Dividend income	26,688	25,599	49,479	49,821
Fee income	5,435	4,711	14,144	7,351
Total interest, fee and dividend income	$132,154	$127,583	$263,759	$247,838
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2024 and 2023, 2.0% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2024 and 2023, 1.9% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
Main Street recognizes all excess tax benefits and tax deficiencies associated with share-based compensation (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement and does not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. As such, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2024 and December 31, 2023, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, Main Street did not hold any short-term portfolio investments.

As of June 30, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Private Loan and Middle Market debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2024 and December 31, 2023:

Type of Investment	Fair Value as of June 30, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted Average (4)	Median (4)
Equity investments	$1,498,912	Discounted cash flow	WACC	9.2% - 22.9%	14.2%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.5x - 8.9x (2)	7.1x	6.3x
Debt investments	$3,103,832	Discounted cash flow	Risk adjusted discount factor (5)	9.6% - 18.4% (2)	12.9%	13.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.4%	100.0%
Debt investments	$134,767	Market approach	Third-party quote	40.8 - 101.0	92.7	97.9
Total Level 3 investments	$4,737,511
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 5.0% - 31.7%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 7.1x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2024
Debt	$2,883,917	$—	$(406,233)	$753,750	$7,468	$(19,162)	$18,859	$3,238,599
Equity	1,395,744	—	(28,445)	65,122	(960)	75,391	(18,859)	1,487,993
Equity Warrant	6,610	—	—	3,920	—	389	—	10,919
	$4,286,271	$—	$(434,678)	$822,792	$6,508	$56,618	$—	$4,737,511
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2024 and December 31, 2023, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,439,993	$—	$—	$2,439,993
Private Loan portfolio investments	1,747,502	—	—	1,747,502
Middle Market portfolio investments	183,965	—	—	183,965
Other Portfolio investments	179,491	—	—	179,491
External Investment Manager	186,560	—	—	186,560
Total investments	$4,737,511	$—	$—	$4,737,511

		Fair Value Measurements
		(in thousands)
At December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,273,000	$—	$—	$2,273,000
Private Loan portfolio investments	1,453,549	—	—	1,453,549
Middle Market portfolio investments	243,695	—	—	243,695
Other Portfolio investments	141,964	—	—	141,964
External Investment Manager	174,063	—	—	174,063
Total investments	$4,286,271	$—	$—	$4,286,271
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
Main Street’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $10 million to $100 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to co-invest with the sponsor in the equity securities of its Private Loan portfolio companies.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”) and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended June 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.9 million and $5.7 million, respectively, and for the six months ended June 30, 2024 and 2023 of $11.4 million and $10.7 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2024 and 2023, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of June 30, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	83	92	19
Fair value	$2,440.0	$1,747.5	$184.0
Cost	$1,920.9	$1,768.0	$220.6
Debt investments as a % of portfolio (at cost)	72.6%	95.4%	88.3%
Equity investments as a % of portfolio (at cost)	27.4%	4.6%	11.7%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	98.6%
Weighted-average annual effective yield (b)	13.0%	12.8%	13.0%
Average EBITDA (c)	$9.3	$32.3	$57.7
____________________
(a)At June 30, 2024, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of June 30, 2024 including debt investments on non-accrual status was 12.5% for its LMM portfolio, 12.4% for its Private Loan portfolio and 11.0% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, four Private Loan portfolio companies and three Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2024 and 2023, Main Street achieved an annualized total return on investments of 15.7% and 16.7%, respectively. For the six months ended June 30, 2024 and 2023, Main Street achieved an annualized total return on investments of 16.2% and 15.1%, respectively. For the year ended December 31, 2023, Main Street achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of June 30, 2024, Main Street had Other Portfolio investments in 14 entities, collectively totaling $179.5 million in fair value and $175.0 million in cost basis and which comprised 3.8% and 4.3% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of Main Street’s Investment Portfolio at fair value and cost, respectively
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2024, this investment had a fair value of $186.6 million and a cost basis of $29.5 million, which comprised 3.9% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	June 30, 2024	December 31, 2023
First lien debt	83.5%	82.7%
Equity	15.9	16.8
Second lien debt	0.1	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2024	December 31, 2023
First lien debt	72.4%	71.6%
Equity	27.0	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2024	December 31, 2023
West	24.4%	25.8%
Northeast	22.6	22.3
Midwest	21.0	17.0
Southwest	16.3	19.7
Southeast	13.9	13.1
Canada	0.3	0.4
Other Non-United States	1.5	1.7
	100.0%	100.0%

Fair Value:	June 30, 2024	December 31, 2023
West	23.7%	25.4%
Midwest	21.7	18.1
Northeast	21.7	21.3
Southwest	19.3	22.0
Southeast	11.9	11.3
Canada	0.3	0.3
Other Non-United States	1.4	1.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2024	December 31, 2023
Professional Services	7.3%	6.0%
Machinery	6.9	7.7
Internet Software & Services	6.1	7.6
Electrical Equipment	5.2	1.6
Health Care Providers & Services	5.0	5.4
Commercial Services & Supplies	4.6	4.5
Diversified Consumer Services	4.6	4.9
Auto Components	4.2	1.6
Distributors	4.2	4.3
Construction & Engineering	4.1	4.9
IT Services	4.0	5.0
Containers & Packaging	3.9	3.8
Energy Equipment & Services	3.2	2.7
Tobacco	3.0	3.1
Textiles, Apparel & Luxury Goods	2.9	3.2
Aerospace & Defense	2.7	2.9
Leisure Equipment & Products	2.5	3.1
Specialty Retail	2.4	2.1
Computers & Peripherals	2.3	2.7
Software	2.0	2.0
Diversified Financial Services	1.8	1.7
Media	1.8	2.4
Building Products	1.6	1.7
Food Products	1.6	1.6
Food & Staples Retailing	1.5	1.6
Electronic Equipment, Instruments & Components	1.4	1.5
Health Care Equipment & Supplies	1.2	1.3
Internet & Catalog Retail	1.2	1.3
Communications Equipment	1.1	1.2
Hotels, Restaurants & Leisure	1.0	1.1
Chemicals	0.9	1.0
Household Products	0.9	1.0
Other (1)	2.9	3.5
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2024	December 31, 2023
Machinery	8.4%	8.8%
Professional Services	7.7	6.5
Diversified Consumer Services	6.6	7.1
Internet Software & Services	5.1	6.2
Electrical Equipment	4.8	1.7
Health Care Providers & Services	4.7	5.0
Construction & Engineering	4.4	5.1
Distributors	4.4	4.5
Computers & Peripherals	4.1	4.4
Commercial Services & Supplies	4.0	3.9
Containers & Packaging	4.0	3.9
IT Services	3.8	4.6
Auto Components	3.7	1.5
Energy Equipment & Services	3.1	2.5
Tobacco	3.1	3.2
Specialty Retail	2.8	2.7
Aerospace & Defense	2.5	2.7
Media	2.1	2.7
Software	2.1	2.1
Textiles, Apparel & Luxury Goods	2.0	2.6
Leisure Equipment & Products	1.8	2.5
Diversified Financial Services	1.7	1.6
Food Products	1.5	1.5
Building Products	1.4	1.5
Food & Staples Retailing	1.1	1.2
Air Freight & Logistics	1.0	1.1
Internet & Catalog Retail	1.0	1.2
Construction Materials	0.9	1.0
Health Care Equipment & Supplies	0.9	1.0
Other (1)	5.3	5.7
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
At June 30, 2024 and December 31, 2023, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of June 30, 2024 and December 31, 2023, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2024 and 2023, the total contribution to Main Street’s net investment income was $9.2 million and $8.5 million, respectively. For the six months ended June 30, 2024 and 2023, the total contribution to Main Street’s net investment income was $17.8 million and $16.6 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 is as follows:

	As of June 30, 2024	As of December 31, 2023
	(dollars in thousands)
Accounts receivable - advisory clients	$9,831	$10,777
Intangible Asset	29,500	29,500
Total assets	$39,331	$40,277

Accounts payable to MSCC and its subsidiaries	$6,519	$7,551
Dividend payable to MSCC and its subsidiaries	3,312	3,226
Equity	29,500	29,500
Total liabilities and equity	$39,331	$40,277

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Management fee income	$5,886	$5,544	$11,603	$11,014
Incentive fees	4,117	3,663	7,983	6,967
Administrative services fees	159	151	315	302
Total revenues	10,162	9,358	19,901	18,283
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(5,021)	(4,897)	(9,855)	(9,165)
Other G&A expenses	(866)	(791)	(1,591)	(1,521)
Total allocated expenses	(5,887)	(5,688)	(11,446)	(10,686)
Other direct G&A expenses	(15)	—	(24)	—
Total expenses	(5,902)	(5,688)	(11,470)	(10,686)
Pre-tax income	4,260	3,670	8,431	7,597
Tax expense	(948)	(811)	(2,118)	(1,683)
Net income	$3,312	$2,859	$6,313	$5,914

NOTE E — DEBT
Summary of Main Street’s debt as of June 30, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$465,000	$—	$465,000	$465,000
SPV Facility	160,000	—	160,000	160,000
July 2026 Notes	500,000	(1,075)	498,925	467,950
March 2029 Notes	350,000	(3,358)	346,642	353,654
June 2027 Notes	300,000	(2,340)	297,660	300,081
SBIC Debentures	286,200	(5,583)	280,617	229,680
December 2025 Notes	150,000	(776)	149,224	149,257
Total Debt	$2,211,200	$(13,132)	$2,198,068	$2,125,622
____________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, March 2029 Notes, June 2027 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

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
(2)Estimated fair value for outstanding debt is shown as if Main Street had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of Main Street’s debt in Note B.12. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Corporate Facility	$7,240	$7,898	$11,522	$14,508
SPV Facility	3,096	3,511	4,774	6,941
July 2026 Notes	3,882	3,882	7,763	7,763
May 2024 Notes	1,905	5,714	7,618	11,427
March 2029 Notes	6,261	—	11,747	—
June 2027 Notes	1,473	—	1,473	—
SBIC Debentures	2,273	2,718	4,979	5,470
December 2025 Notes	3,031	3,031	6,061	5,643
Total Interest Expense	$29,161	$26,754	$55,937	$51,752
Corporate Facility
Main Street maintains the Corporate Facility to provide additional liquidity to support its investment and operational activities. In June 2024, Main Street entered into an amendment to the Corporate Facility to, among other things: (i) increase the revolving commitments from $995.0 million to $1.11 billion, (ii) increase the accordion feature providing Main Street with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments from up to a total of $1.4 billion to up to a total of $1.665 billion, and (iii) extend the revolving period and the final maturity date through June 2028 and June 2029, respectively, on $1.035 billion of revolving commitments, and August 2026 and August 2027, respectively, on $0.075 billion of revolving commitments.
As of June 30, 2024, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2024, the interest rate on the Corporate Facility was 7.3%. The average interest rate for borrowings under the Corporate Facility was 7.3% and 7.0% for the three months ended June 30, 2024 and 2023, respectively, and 7.3% and 6.7% for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains the SPV Facility to finance its investment and operational activities. As of June 30, 2024, the SPV Facility included total commitments of $430.0 million from a diversified group of six lenders and contained an accordion feature, subject to the satisfaction of various conditions, that could bring total commitments and borrowing availability to up to $450.0 million. The revolving period under the SPV Facility expires in November 2025 and the SPV Facility is scheduled to mature in November 2027. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus a 0.10% credit spread adjustment plus an applicable margin of 2.50% during the revolving period and 2.625% and 2.75% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2024, the interest rate on the SPV Facility was 7.9%. The average interest rate for borrowings under the SPV Facility was 7.9% and 7.6% for the three months ended June 30, 2024 and 2023, respectively, and 7.9% and 7.4% for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s balance sheets as of June 30, 2024 and December 31, 2023 are as follows:
Balance Sheets
(dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $335,118 and $315,373 as of June 30, 2024 and December 31, 2023, respectively)	$335,892	$317,392
Cash and cash equivalents	6,618	12,817
Interest and dividend receivable and other assets	2,734	2,956
Receivable for securities sold	124	—
Deferred financing costs (net of accumulated amortization of $1,272 and $783 as of June 30, 2024 and December 31, 2023, respectively)	3,340	3,829
Total assets	348,708	336,994
LIABILITIES
SPV Facility	$160,000	$160,000
Accounts payable and other liabilities to affiliates	—	7,170
Interest payable	1,195	1,135
Total liabilities	161,195	168,305
NET ASSETS
Contributed capital	142,619	138,163
Total undistributed earnings	44,894	30,526
Total net assets	187,513	168,689
Total liabilities and net assets	$348,708	$336,994

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows:
Statements of Operations
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$10,118	$9,873	$21,185	$18,590
Total investment income	10,118	9,873	21,185	18,590
EXPENSES:
Interest	(3,096)	(3,512)	(4,774)	(6,940)
Management Fee to MSCC	(395)	(410)	(800)	(686)
General and administrative	(18)	(19)	(36)	(51)
Total expenses	(3,509)	(3,941)	(5,610)	(7,677)
NET INVESTMENT INCOME	6,609	5,932	15,575	10,913
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(769)	1,956	(1,246)	565
Total net unrealized appreciation (depreciation)	(769)	1,956	(1,246)	565
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,840	$7,888	$14,329	$11,478
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
As of June 30, 2024, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of June 30, 2024, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

June 2027 Notes

In June 2024, Main Street issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”) at an issue price of 99.793%. The June 2027 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The June 2027 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The June 2027 Notes bear interest at a rate of 6.50% per year payable semiannually on June 4 and December 4 of each year.
As of June 30, 2024, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $286.2 million and $350.0 million as of June 30, 2024 and December 31, 2023, respectively. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. On March 1, 2024, Main Street repaid $63.8 million of debentures that had reached maturity dates. The weighted-average annual interest rate on the SBIC debentures was 2.8% and 3.0% as of June 30, 2024 and December 31, 2023, respectively. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of June 30, 2024 was 5.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of June 30, 2024, the SBIC debentures consisted of (i) $111.2 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $107.8 million that was net of unamortized debt issuance costs of $3.4 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.8 million that was net of unamortized debt issuance costs of $2.2 million.
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
As of June 30, 2024, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of December 31, 2023.
NOTE F — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of Main Street for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Per Share Data:	2024	2023
NAV at the beginning of the period	$29.20	$26.86
Net investment income (1)	2.07	2.08
Net realized loss (1)(2)	(0.10)	(1.30)
Net unrealized appreciation (1)(2)	0.74	1.75
Income tax provision (1)(2)	(0.26)	(0.21)
Net increase in net assets resulting from operations (1)	2.45	2.32
Dividends paid from net investment income	(2.04)	(1.75)
Dividends paid	(2.04)	(1.75)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.21	0.31
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.07	0.05
Other (3)	(0.08)	(0.09)
NAV at the end of the period	$29.80	$27.69
Market value at the end of the period	$50.49	$40.03
Shares outstanding at the end of the period	86,552,506	81,431,006
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
NAV at end of period	$2,578,956	$2,254,948
Average NAV	$2,524,108	$2,178,819
Average outstanding debt	$2,051,543	$1,991,714
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	4.31%	4.49%
Ratio of operating expenses to average NAV (2)(3)	3.43%	3.72%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.22%	1.35%
Ratio of net investment income to average NAV (2)	7.02%	7.65%
Portfolio turnover ratio (2)	8.62%	7.76%
Total investment return (2)(4)	21.97%	13.26%
Total return based on change in NAV (2)(5)	8.47%	8.83%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $11.4 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively.
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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.24 per share, totaling $62.0 million, or $0.72 per share, for the three months ended June 30, 2024, and $123.2 million, or $1.44 per share, for the six months ended June 30, 2024, compared to total regular monthly dividends of $54.3 million, or $0.675 per share, for the three months ended June 30, 2023, and $107.9 million, or $1.35 per share, for the six months ended June 30, 2023. Main Street also paid a supplemental dividend of $26.0 million, or $0.30 per share, during the three months ended June 30, 2024, and $51.6 million, or $0.60 per share during the six months ended June 30, 2024, compared to supplemental dividends paid of $18.2 million, or $0.225 per share, during the three months ended June 30, 2023, and $32.2 million, or $0.40 per share, during the six months ended June 30, 2023.
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$209,835	$186,107
Book-tax difference from share-based compensation expense	(10,123)	(7,646)
Net unrealized appreciation	(63,693)	(140,059)
Income tax provision	22,010	16,760
Pre-tax book (income) loss not consolidated for tax purposes	(33,694)	44,328
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	29,576	45,352
Estimated taxable income (1)	153,911	144,842
Taxable income earned in prior year and carried forward for distribution in current year	56,142	49,216
Taxable income earned prior to period end and carried forward for distribution next period	(55,633)	(71,501)
Dividend payable as of period end and paid in the following period	21,205	18,729
Total distributions accrued or paid to common stockholders	$175,625	$141,286
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
The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Current tax expense:
Federal	$328	$158	$657	$298
State	997	433	1,878	1,289
Excise	272	1,080	1,193	1,820
Total current tax expense	1,597	1,671	3,728	3,407
Deferred tax expense:
Federal	8,867	6,444	16,518	12,250
State	606	532	1,764	1,103
Total deferred tax expense	9,473	6,976	18,282	13,353

Total income tax provision	$11,070	$8,647	$22,010	$16,760
The net deferred tax liability at June 30, 2024 and December 31, 2023 was $82.1 million and $63.9 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. At June 30, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2036 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 15,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2024, Main Street sold 998,349 shares of its common stock at a weighted-average price of $48.46 per share and raised $48.4 million of gross proceeds under the ATM Program. Net proceeds were $47.7 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2024, there were no share sales transactions that had not settled. As of June 30, 2024, 4,314,875 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
DRIP participation	$17,229	$14,688
Shares issued for DRIP	366,496	374,173

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2024.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,049,573)
Restricted stock available for issuance as of June 30, 2024	3,950,427
As of June 30, 2024, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(11,065)
Restricted stock available for issuance as of June 30, 2024	288,935

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For the three months ended June 30, 2024 and 2023, Main Street recognized total share-based compensation expense of $4.9 million and $4.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2024 and 2023, Main Street recognized total share-based compensation expense of $9.0 million and $8.2 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2023	958,225		$40.48
Granted (1)	512,134		46.94
Vested (1)(2)	(407,631)		40.62
Forfeited	(21,139)		42.78
Non-vested, June 30, 2024	1,041,589		$43.56
Aggregate intrinsic value as of June 30, 2024 (in thousands)	$52,590	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 155,046 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of June 30, 2024 and $50.49 per share, the closing price of our common stock on June 30, 2024.

The total fair value of RSAs that vested during the six months ended June 30, 2024 and 2023, was $16.6 million and $15.6 million, respectively.
As of June 30, 2024, there was $40.5 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.7 years as of June 30, 2024.
NOTE K — COMMITMENTS AND CONTINGENCIES
At June 30, 2024, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$2,500
Brightwood Capital Fund III, LP	65
2,565

EnCap Equity - Fund XII, LP	5,609

Harris Preston Fund Investments
HPEP 4, L.P.	7,495
HPEP 3, L.P.	1,308
8,803

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	8,691

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	5,000
UnionRock Energy Fund II, LP	527
5,527

Total Equity Commitments (1)(2)	$31,945

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

ZRG Partners, LLC	$28,876
HEADLANDS OP-CO LLC	16,875
Creative Foam Corporation	15,375
Computer Data Source, LLC	9,000
CQ Fluency, LLC	6,750
Insight Borrower Corporation	6,688
JDC Power Services, LLC	6,211
Garyline, LLC	6,000
California Splendor Holdings LLC	6,000
Veregy Consolidated, Inc.	5,875
SI East, LLC	5,250
Gulf Manufacturing, LLC	5,000
PTL US Bidco, Inc	4,612
South Coast Terminals Holdings, LLC	4,465
BP Loenbro Holdings Inc.	4,346
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
IG Investor, LLC	4,000
AB Centers Acquisition Corporation	3,910
AVEX Aviation Holdings, LLC	3,684
Mako Steel, LP	3,651
Microbe Formulas, LLC	3,601
Johnson Downie Opco, LLC	3,600
Titan Meter Midco Corp.	3,598
Nello Industries Investco, LLC	3,426
VVS Holdco LLC	3,200
Watterson Brands, LLC	3,176
Coregistics Buyer LLC	3,100
Power System Solutions	3,085
MS Private Loan Fund	3,000
MetalForming AcquireCo, LLC	2,795

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Winter Services LLC	2,667
IG Parent Corporation (Infogain)	2,500
NexRev LLC	2,400
Centre Technologies Holdings, LLC	2,400
Burning Glass Intermediate Holding Company, Inc.	2,397
Engineering Research & Consulting, LLC	2,293
GS HVAM Intermediate, LLC	2,273
Imaging Business Machines, L.L.C.	2,174
Sales Performance International, LLC	2,130
Cybermedia Technologies, LLC	2,000
The Affiliati Network, LLC	2,000
PurgeRite, LLC	1,969
Elgin AcquireCo, LLC	1,877
Career Team Holdings, LLC	1,800
NinjaTrader, LLC	1,750
SPAU Holdings, LLC	1,661
Batjer TopCo, LLC	1,620
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Acumera, Inc.	1,598
Channel Partners Intermediateco, LLC	1,554
GULF PACIFIC ACQUISITION, LLC	1,515
Bond Brand Loyalty ULC	1,427
Bluestem Brands, Inc.	1,374
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Nebraska Vet AcquireCo, LLC	1,250
CaseWorthy, Inc.	1,230
Gamber-Johnson Holdings, LLC	1,200
Clad-Rex Steel, LLC	1,200
Invincible Boat Company, LLC.	1,080
ATS Operating, LLC	1,044
ArborWorks, LLC	868
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Barfly Ventures, LLC	760
Mini Melts of America, LLC	655
Analytical Systems Keco Holdings, LLC	580
Eastern Wholesale Fence LLC	520
Jensen Jewelers of Idaho, LLC	500
MS Private Loan Fund II	500
Island Pump and Tank, LLC	456
Jackmont Hospitality, Inc.	441

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Gulf Publishing Holdings, LLC	400
Wall Street Prep, Inc.	400
Vitesse Systems	386
ITA Holdings Group, LLC	286
Roof Opco, LLC	233
GRT Rubber Technologies LLC	204
AAC Holdings, Inc.	200
Obra Capital, Inc.	148
Inspire Aesthetics Management, LLC	50
Buca C, LLC	32
Adams Publishing Group, LLC	2

Total Loan Commitments	$256,215

Total Commitments	$288,160
____________________
(1)This table excludes commitments related to six additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
(2)This table excludes commitments related to five additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow on investments. As a result, the Company has excluded those commitments from this table.
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2024.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. At June 30, 2024, Main Street had a receivable of $9.8 million due from the External Investment Manager, which included (i) $6.5 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $3.3 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In May 2023, Main Street purchased 255,755 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. In August 2023, Main Street purchased an additional 348,542 shares of MSC Income’s common stock from MSC Income at the share price at which shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2023 dividend. In September 2023, Main Street purchased an additional 115,385 shares of MSC Income’s common stock at a price of $6.50 per share in the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3.5 million of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023. In October 2023 Main Street purchased 475,888 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for MSC Income’s October 2023 dividend on such date. In January 2024, Main Street purchased 314,070 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its January 2024 dividend on such date. In May 2024, Main Street purchased 315,259 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2024 dividend on such date. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of June 30, 2024, Main Street owned 1,919,596 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of June 30, 2024, Main Street has funded $14.3 million of its limited partner commitment and Main Street’s unfunded commitment was $0.7 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2024, there were $7.0 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of June 30, 2024, Main Street has funded $2.2 million of its limited partner commitment and Main Street’s unfunded commitment was $8.7 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.5% per annum, subject to a 2.0% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2024, there were $49.5 million of borrowings outstanding under the PL Fund II 2023 Note.

As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of June 30, 2024, $23.9 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of June 30, 2024, $9.1 million was deferred into phantom Main Street stock units, representing 180,250 shares of Main Street’s common stock. In addition, as of June 30, 2024, the Company had $14.8 million of funded investments from deferred compensation in trust, including $2.1 million in the Private Loan Fund and $3.6 million in the Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
Our management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In August 2024, Main Street declared a supplemental dividend of $0.30 per share payable in September 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.245 per share for each of July, August and September 2024, or total regular monthly dividends of $0.735 per share for the third quarter of 2024.
In August 2024, Main Street also declared regular monthly dividends of $0.245 per share for each month of October, November and December of 2024. These regular monthly dividends equal a total of $0.735 per share for the fourth quarter of 2024, representing a 4.3% increase from the regular monthly dividends paid in the fourth quarter of 2023. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2024, Main Street will have paid $42.625 per share in cumulative dividends since its October 2007 initial public offering.
After quarter end, Main Street received approval from the SBA for $63.8 million of additional SBIC funding which it expects to draw in the third quarter of 2024, at which point the total outstanding amount of SBIC debentures would equal the regulatory maximum amount of $350.0 million.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$—	$219	$1	$—	$220
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	346	4,084	34	195	3,923
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	760	—	4,860	760	—	5,620
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.48%	SF+	10.00%		Secured Debt	(9)	—	—	429	5,498	14	248	5,264
					Preferred Member Units	(9)	—	(320)	60	5,620	—	320	5,300
Café Brazil, LLC					Member Units	(8)	—	(189)	20	1,980	—	190	1,790
California Splendor Holdings LLC	14.00%			4.00%	Secured Debt	(9)	—	(79)	2,088	27,655	299	79	27,875
					Preferred Member Units	(9)	—	—	125	15,695	—	—	15,695
	15.00%			15.00%	Preferred Member Units	(9)	—	—	572	4,601	5,572	—	10,173
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	512	8,422	—	621	7,801
	10.00%				Secured Debt	(5)	—	—	51	1,004	—	19	985
					Member Units	(5)	—	1,010	422	5,200	1,010	—	6,210
					Member Units	(5)	—	(179)	—	1,129	—	179	950
Cody Pools, Inc.					Secured Debt (12)	(8)	—	4	31	—	1,264	1,264	—
	12.50%				Secured Debt	(8)	—	(6)	2,604	42,073	6	1,278	40,801
					Preferred Member Units	(8)	—	2,010	1,508	72,470	2,010	—	74,480
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	—	247	3,454	—	357	3,097
					Preferred Member Units	(9)	—	(1,520)	—	14,450	—	1,520	12,930
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	5	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	1,881	28,389	35	975	27,449
					Preferred Member Units	(6)	—	1,020	1,041	15,000	1,020	—	16,020
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	14	447	226	405	268
	10.00%				Secured Debt	(8)	—	—	491	7,587	73	135	7,525
					Preferred Member Units	(8)	—	130	—	70	130	—	200
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(14)	48	1,233	1,289	2,522	—
	14.00%				Secured Debt	(9)	—	(23)	1,797	25,543	23	843	24,723
					Preferred Stock	(9)	—	(1,140)	—	20,740	—	1,140	19,600
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	(7)	1	—	(6)
	12.00%				Secured Debt	(5)	—	—	1,133	18,632	21	469	18,184
	9.00%				Secured Debt	(5)	—	—	285	6,252	2	24	6,230
					Common Stock	(5)	—	(360)	—	6,090	—	360	5,730
					Common Stock	(5)	—	80	—	1,670	80	—	1,750
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(61)	2,763	54,078	61	4,861	49,278
					Member Units	(5)	—	9,840	3,001	96,710	9,840	—	106,550
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	2	163	2,400	746	—	3,146
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(23)	2,782	40,493	23	23	40,493

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
					Member Units	(8)	—	—	84	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(336)	76	2,284	—	336	1,948
					Preferred Equity	(8)	—	(2,460)	—	2,460	—	2,460	—
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	14	(35)	4	—	(31)
	13.00%				Secured Debt	(6)	—	—	2,448	36,934	42	880	36,096
					Common Equity	(6)	—	—	—	14,400	—	—	14,400
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	3	—	—	—	—
	15.00%	P+	6.75%		Secured Debt	(9)	—	—	149	1,998	—	198	1,800
					Member Units	(9)	—	(90)	769	12,420	—	90	12,330
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	1,174	19,774	8	2,400	17,382
	9.00%				Secured Debt	(5)	—	—	174	3,805	164	21	3,948
					Preferred Equity	(5)	—	2,240	—	9,690	2,240	—	11,930
					Member Units	(5)	—	(240)	65	2,730	—	240	2,490
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	5	—	—	—	—
	10.75%				Secured Debt	(7)	—	—	1,370	23,623	31	1,146	22,508
	8.00%			8.00%	Preferred Equity	(7)	—	236	—	6,035	236	119	6,152
					Common Stock	(7)	—	1,570	434	1,500	1,570	—	3,070
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	—	369	5,022	—	160	4,862
					Preferred Member Units	(5)	—	—	—	330	—	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	12,497	6,312	174,063	12,497	—	186,560
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(6)	—	18	292	5,746	—	—	5,746
					Common Stock	(6)	—	(290)	1,924	26,390	—	290	26,100
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(16)	766	12,750	16	766	12,000
					Preferred Member Units	(8)	—	11,900	2,475	36,380	11,900	—	48,280
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	14.23%	SF+	8.75%		Secured Debt	(8)	—	(30)	1,438	19,877	30	886	19,021
					Common Stock	(8)	—	(1,110)	—	16,980	—	1,110	15,870
					Common Stock	(8)	—	146	—	368	146	—	514
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	399	5,829	12	—	5,841
					Preferred Member Units	(8)	—	50	491	10,750	50	—	10,800
					Common Stock	(8)	—	—	—	510	—	—	510
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	8	(26)	2	—	(24)
	12.50%			10.00%	Secured Debt	(9)	—	(12,978)	1,083	30,798	19	13,429	17,388
					Preferred Equity	(9)	—	—	6	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	2	—	—	—	—
	13.50%				Secured Debt	(7)	—	71	529	7,920	—	—	7,920
					Common Stock	(7)	—	(2,970)	58	12,740	—	2,970	9,770
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	106	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	1,867	—	7,250	1,868	2,118	7,000
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	27	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	33	945	—	—	945
	14.00%				Secured Debt	(8)	—	(369)	195	2,080	—	370	1,710
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	57	2,941	278	6,050	2,998	57	8,991
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	60	—	315	59	—	374
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	—	441	—	441
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	27	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	109	1,597	1	—	1,598
					Preferred Member Units	(8)	—	—	—	266	—	—	266
					Member Units	(8)	—	(60)	—	100	—	60	40
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(281)	—	328	167	281	214
	5.00%				Secured Debt	(9)	—	(187)	—	473	—	188	285
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	26	711	—	—	711
					Member Units	(5)	—	580	—	4,140	580	—	4,720
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(6)	18	—	451	6	445
	10.00%				Secured Debt (12)	(8)	—	—	14	270	—	—	270
	10.00%				Secured Debt	(8)	—	(67)	545	10,575	10	67	10,518
					Preferred Stock	(8)	—	(430)	407	6,150	—	430	5,720
Bolder Panther Group, LLC	13.43%	SF+	8.05%		Secured Debt	(9)	—	(27)	6,787	96,556	7,563	1,283	102,836
	8.00%				Class B Preferred Member Units	(9)	—	3,690	1,390	31,020	3,690	—	34,710
					Secured Debt	(9)	—	—	95	—	—	—	—
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	579	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	66	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000
					Warrants	(6)	—	(25)	—	1,808	—	25	1,783
					Warrants	(6)	—	(35)	—	2,482	—	35	2,447
CBT Nuggets, LLC					Member Units	(9)	—	(590)	1,235	50,130	—	590	49,540
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	6	—	—	—	—
	15.48%	SF+	10.00%		Secured Debt	(8)	—	223	1,383	—	21,974	1,512	20,462
					Secured Debt	(8)	—	(62)	281	17,574	—	17,574	—
					Preferred Member Units	(8)	—	460	60	11,040	460	—	11,500
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(45)	49	—	45	45	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(1)	1,066	15,620	1	1	15,620

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
					Member Units	(8)	—	710	3,396	29,320	710	—	30,030
					Member Units	(8)	—	290	46	2,860	290	—	3,150
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(244)	528	5,694	244	244	5,694
					Preferred Member Units	(5)	—	(110)	155	15,690	—	110	15,580
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	12.00%				Secured Debt	(6)	—	385	1,246	21,627	423	3,910	18,140
					Preferred Member Units	(6)	—	(1,440)	1,440	2,400	—	2,400	—
					Preferred Member Units	(6)	—	4,060	556	7,680	4,060	—	11,740
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	42	—	1,584	—	1,584
	13.50%				Secured Debt	(5)	—	—	1,191	17,034	17	—	17,051
					Preferred Equity	(5)	—	496	120	7,454	496	—	7,950
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	—	568
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	—	1,116	14,690	34	1,453	13,271
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835
Garreco, LLC		SF+	8.00%		Secured Debt	(8)	—	—	92	3,088	—	3,088	—
					Member Units	(8)	—	—	43	1,580	—	—	1,580
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	560	—	4,660	560	—	5,220
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,584	25,483	30	647	24,866
					Preferred Equity	(9)	—	—	490	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(8)	214	4,700	8	408	4,300
					Member Units	(5)	—	2,050	1,135	22,770	2,050	—	24,820
MS Private Loan Fund I, LP	5.00%				Secured Debt (12)	(8)	—	—	32	—	15,500	8,500	7,000
					LP Interests (12)	(8)	—	(58)	1,089	14,527	—	58	14,469
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	1,446	23,367	32,541	6,500	49,408
					LP Interests (12)	(8)	—	85	93	1,561	2,249	—	3,810
MSC Income Fund, Inc.					Common Equity	(8)	—	(131)	868	10,025	5,000	131	14,894
NAPCO Precast, LLC					Member Units	(8)	—	(1,350)	63	11,730	—	1,350	10,380
Nello Industries Investco, LLC	11.88%	SF+	6.50%		Secured Debt (12)	(5)	—	—	118	—	10,946	—	10,946
	13.50%				Secured Debt	(5)	—	—	751	—	24,556	—	24,556
					Common Equity	(5)	—	—	—	—	12,120	—	12,120
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	42	—	1,600	—	1,600
	10.00%				Secured Debt	(8)	—	34	522	9,751	60	—	9,811
					Preferred Member Units	(8)	—	1,860	471	6,350	1,860	—	8,210
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	126	2,080	—	—	2,080
					Member Units	(5)	—	(77)	—	1,466	—	77	1,389
					Member Units	(5)	—	(3)	—	53	—	3	50
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	221	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	1,125	18,426	6	—	18,432
					Preferred Member Units	(5)	—	960	—	9,240	960	—	10,200
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	(23)	1,852	22,040	23	103	21,960
					Preferred Stock	(5)	—	(1,990)	264	17,050	—	1,990	15,060
Pearl Meyer Topco LLC	12.00%				Secured Debt	(6)	—	—	279	3,500	1,500	—	5,000

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
	12.00%				Secured Debt	(6)	—	110	1,724	20,000	18,219	—	38,219
	12.00%				Secured Debt	(6)	—	(13)	1,692	27,681	13	13	27,681
					Preferred Equity	(6)	—	9,250	5,885	44,090	9,250	—	53,340
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	—	12	444	2	460	(14)
	13.00%				Secured Debt	(8)	—	—	2,044	30,339	30	—	30,369
					Preferred Equity	(8)	—	2,790	853	12,540	2,790	—	15,330
River Aggregates, LLC					Member Units	(8)	(409)	80	—	3,710	80	—	3,790
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	56	1,726	—	—	1,726
	12.00%			12.00%	Secured Debt	(9)	—	(9,605)	461	14,262	—	9,605	4,657
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(2,164)	—	4,734	—	2,164	2,570
					Preferred Stock	(8)	—	—	—	1,794	—	1	1,793
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	8	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	1,648	28,035	34	1,160	26,909
					Preferred Equity	(5)	—	—	204	12,240	—	—	12,240
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	4,370	2,811	60,384	—	—	—
Total Control investments							$(352)	$37,659	$102,437	$2,006,698	$243,661	$114,546	$2,075,429
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$51	$—	$996	$52	$—	$1,048
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(2)	44	418	60	2	476
	18.00%			18.00%	Secured Debt	(7)	—	(44)	1,404	13,895	1,919	44	15,770
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	(55)	16	320	—	55	265
					Member Units	(6)	—	(1,680)	18	1,990	—	1,680	310
Buca C, LLC	14.00%			14.00%	Secured Debt	(7)	—	—	563	12,144	371	—	12,515
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	14.00%			14.00%	Secured Debt (12)	(7)	—	—	—	—	58	—	58
Career Team Holdings, LLC	11.38%	SF+	6.00%		Secured Debt (12)	(6)	—	—	53	881	1,803	1,800	884
	13.00%				Secured Debt	(6)	—	—	1,330	19,906	21	180	19,747
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Classic H&G Holdings, LLC		SF+	6.00%		Secured Debt	(6)	—	—	181	4,560	—	4,560	—
					Secured Debt	(6)	—	(50)	654	19,274	50	19,324	—
					Preferred Member Units	(6)	10,365	(7,771)	1,470	16,000	10,365	23,896	2,469
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(51)	152	4,352	—	1,810	2,542

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(28)	1,139	18,800	28	2,028	16,800
					Preferred Equity	(7)	—	(1,716)	—	7,660	3,068	1,716	9,012
	12.00%				Secured Debt	(7)	—	6	8	—	560	—	560
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	111	—	8,443	111	142	8,412
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	35	—	2,631	35	45	2,621
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(250)	—	1,580	—	250	1,330
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	—	42	760	1	—	761
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	—	1,198	—	28,691	—	28,691
					Warrants	(5)	—	—	—	—	3,920	—	3,920
Flame King Holdings, LLC					Preferred Equity	(9)	—	7,850	1,570	27,900	7,850	—	35,750
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(77)	—	3,012	—	356	2,656
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	255	3,704	1	1,109	2,596
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(10)	388	9,345	10	10	9,345
					Preferred Member Units	(5)	—	(1,650)	781	11,460	—	1,650	9,810
Gulf Manufacturing, LLC		SF+	7.63%		Secured Debt (12)	(8)	—	47	111	—	—	—	—
	13.00%	SF+	7.63%		Secured Debt	(8)	—	373	2,887	—	40,000	—	40,000
					Member Units	(8)	—	5,910	1,092	9,070	5,910	—	14,980
Hawk Ridge Systems, LLC	11.48%	SF+	6.00%		Secured Debt	(9)	—	—	142	1,974	3,876	3,760	2,090
	12.50%				Secured Debt	(9)	—	(27)	2,887	45,256	27	27	45,256
					Preferred Member Units	(9)	—	600	—	17,460	600	—	18,060
					Preferred Member Units	(9)	—	30	—	920	30	—	950
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	60	121	2,880	60	—	2,940
					Member Units	(8)	—	(130)	34	3,340	—	130	3,210
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	—	4,225	247	—	4,472
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	329	—	3,773	1,211	—	4,984
					LP Interests (423 COR, L.P.)	(8)	—	675	88	1,869	2,175	—	4,044
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	(7,107)	6,710	429	13,490	—	13,490	—
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	420	—	17,690	420	—	18,110
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	1,147	17,403	33	2,050	15,386
					Preferred Equity	(9)	—	—	512	4,000	368	—	4,368
Integral Energy Services	13.06%	SF+	7.50%		Secured Debt	(8)	—	330	955	13,891	380	1,570	12,701
	10.00%			10.00%	Preferred Equity	(8)	—	125	15	300	140	—	440
					Common Stock	(8)	—	390	21	160	390	—	550
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	311	4,487	3	—	4,490

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
	13.50%				Secured Debt	(5)	—	—	203	2,922	2	—	2,924
	13.50%				Secured Debt	(5)	—	—	610	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	1,363	19,503	26	2,000	17,529
	13.50%				Secured Debt	(5)	—	—	752	10,273	45	400	9,918
					Common Stock	(5)	—	—	—	2,680	—	—	2,680
					Preferred Equity	(5)	—	—	—	—	711	—	711
ITA Holdings Group, LLC	16.46%	SF+	9.00%	2.00%	Secured Debt	(8)	—	—	86	816	365	—	1,181
	16.46%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	63	697	10	—	707
	15.46%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	476	3,430	177	—	3,607
	17.46%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	521	3,430	177	—	3,607
					Warrants	(8)	—	569	—	2,091	569	—	2,660
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(3)	12	—	3	3	—
	15.00%				Secured Debt	(8)	—	(29)	1,829	24,207	29	2,729	21,507
					Preferred Equity	(8)	—	3,450	469	9,620	3,450	—	13,070
Nebraska Vet AcquireCo, LLC	12.48%	SF+	7.00%		Secured Debt (12)	(5)	—	8	19	—	1,250	—	1,250
					Secured Debt	(5)	—	(121)	1,205	25,794	—	25,794	—
					Secured Debt	(5)	—	(43)	454	10,500	—	10,500	—
					Preferred Member Units	(5)	—	4,390	474	15,020	4,390	—	19,410
	12.50%				Secured Debt	(5)	—	140	1,425	—	62,200	—	62,200
					Secured Debt	(5)	—	198	108	—	—	—	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(110)	—	326	—	111	215
	12.00%			12.00%	Secured Debt	(8)	—	(113)	—	332	—	112	220
	12.00%			12.00%	Secured Debt	(8)	—	(243)	—	716	—	243	473
	12.00%			12.00%	Secured Debt	(8)	—	(506)	—	1,493	—	506	987
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	15.48%	SF+	10.00%		Secured Debt	(7)	—	83	438	5,350	90	240	5,200
					Preferred Stock	(7)	—	522	—	1,128	522	—	1,650
Quality Lease Service, LLC					Preferred Member Units	(8)	(2,505)	2,500	—	—	2,500	2,500	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(2)	121	1,125	2,252	1,127	2,250
					Secured Debt	(7)	—	(241)	2,599	54,536	—	54,536	—
	12.62%				Secured Debt	(7)	—	58	1,464	—	67,661	—	67,661
					Preferred Member Units	(7)	—	(1,480)	1,858	19,170	—	1,480	17,690
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	86	1,231	11,440	7,600	960	18,080
					Common Stock	(6)	—	26	234	2,310	26	456	1,880
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,546)	—	3,190	—	1,546	1,644
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.					Secured Debt	(7)	—	—	1,193	20,427	73	20,500	—
					Preferred Member Units	(7)	—	490	—	5,940	490	—	6,430
The Affiliati Network, LLC					Secured Debt (12)	(9)	—	—	9	150	642	800	(8)
	10.00%				Secured Debt	(9)	—	—	440	7,347	14	1,200	6,161

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
					Preferred Stock	(9)	—	—	53	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	172	64	—	236
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	197	—	5,694	198	168	5,724
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	994	—	2,838	3,494	—	6,332
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	—	132	3,889	132	—	4,021
	15.00%			15.00%	Secured Convertible Debt	(6)	—	—	65	1,908	64	—	1,972
	20.00%			20.00%	Preferred Stock	(6)	—	(224)	270	2,833	271	224	2,880
	20.00%			20.00%	Preferred Stock	(6)	—	140	—	3,698	140	—	3,838
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	(150)	—	150	—	150	—
					Member Units	(8)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	631	—	8,718	—	8,718
	9.00%			9.00%	Preferred Equity	(5)	—	—	136	—	4,136	—	4,136
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	778	12,028	12	—	12,040
					Preferred Equity	(7)	—	—	—	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	(4,370)	(2,811)	(60,384)	—	—	—
Total Affiliate investments							$753	$15,428	$40,928	$615,002	$287,347	$209,969	$752,764
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $514,812. This represented 20.0% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $199,928. This represented 7.8% of net assets as of June 30, 2024.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $294,943. This represented 11.4% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $80,600. This represented 3.1% of net assets as of June 30, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $49,880. This represented 1.9% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $171,957. This represented 6.7% of net assets as of June 30, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $826,500. This represented 32.0% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $153,574. This represented 6.0% of net assets as of June 30, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $389,294. This represented 15.1% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $146,705. This represented 5.7% of net assets as of June 30, 2024.
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
(12)Investment has an unfunded commitment as of June 30, 2024 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	$—	$—	$3	$(3)	$1	$—	$(2)
	15.25%	L+	10.00%		Secured Debt	(8)	—	—	379	4,545	39	140	4,444
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	566	—	3,504	566	—	4,070
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.17%	L+	10.00%		Secured Debt	(9)	—	(63)	429	5,964	—	311	5,653
					Preferred Member Units	(9)	—	(720)	60	7,080	—	720	6,360
Café Brazil, LLC					Member Units	(8)	—	(80)	103	2,210	—	80	2,130
California Splendor Holdings LLC	15.25%	L+	10.00%		Secured Debt	(9)	—	(7)	2,127	28,000	7	7	28,000
					Preferred Member Units	(9)	—	(2,060)	125	25,495	—	2,060	23,435
	15.00%			15.00%	Preferred Member Units	(9)	—	—	301	3,994	301	—	4,295
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	(64)	621	10,440	18	824	9,634
	10.00%				Secured Debt	(5)	—	—	52	1,039	—	17	1,022
					Member Units	(5)	—	(1,840)	275	8,220	—	1,840	6,380
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.					Secured Debt (12)	(8)	—	12	2	—	—	—	—
	12.50%				Secured Debt	(8)	—	39	582	—	46,312	—	46,312
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	6,940	1,446	58,180	6,940	—	65,120
CompareNetworks Topco, LLC		L+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(9)	—	(5)	355	5,241	5	377	4,869
					Preferred Member Units	(9)	—	(3,450)	158	19,830	—	3,450	16,380
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	1,042	—	28,720	—	28,720
					Preferred Member Units	(6)	—	—	—	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	18	223	583	90	716
	10.00%				Secured Debt	(8)	—	—	507	7,789	78	135	7,732
					Preferred Member Units	(8)	—	(320)	—	2,670	—	320	2,350
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	(14)	23	—	14	14	—
	13.00%				Secured Debt	(9)	—	(35)	1,876	27,267	35	837	26,465
					Preferred Stock	(9)	—	1,130	343	22,220	1,130	—	23,350
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	1,151	18,594	19	—	18,613
	9.00%				Secured Debt	(5)	—	—	287	6,294	1	21	6,274
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.00%	SF+	8.00%		Secured Debt	(5)	—	(64)	3,598	64,078	64	4,464	59,678
					Member Units	(5)	—	19,270	2,904	50,890	19,270	—	70,160
GRT Rubber Technologies LLC	11.17%	L+	6.00%		Secured Debt (12)	(8)	—	—	66	670	630	—	1,300

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
	13.17%	L+	8.00%		Secured Debt	(8)	—	(23)	2,624	40,493	23	23	40,493
					Member Units	(8)	—	—	84	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	151	2,284	—	—	2,284
					Preferred Equity	(8)	—	—	—	3,780	—	—	3,780
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	84	—	761	800	(39)
	13.00%				Secured Debt	(6)	—	—	896	—	37,333	—	37,333
					Common Equity	(6)	—	—	—	—	15,096	—	15,096
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	—	18,300	—	18,300
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.00%	P+	6.75%		Secured Debt	(9)	—	(3)	183	2,450	3	3	2,450
					Member Units	(9)	—	(1,460)	626	14,970	—	1,460	13,510
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	1,407	20,374	195	—	20,569
	9.00%				Secured Debt	(5)	—	—	175	3,842	1	19	3,824
					Preferred Equity	(5)	—	510	—	7,220	510	—	7,730
					Member Units	(5)	—	(70)	60	2,850	—	70	2,780
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
					Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
MetalForming AcquireCo, LLC					Secured Debt (12)	(7)	—	—	5	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	1,518	23,576	23	—	23,599
	8.00%			8.00%	Preferred Equity	(7)	—	118	148	6,010	235	—	6,245
					Common Stock	(7)	—	(137)	619	1,537	—	137	1,400
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,150	392	4,548	1,150	195	5,503
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	11,040	5,916	122,930	11,040	—	133,970
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	289	5,746	—	—	5,746
					Common Stock	(6)	—	4,320	1,977	22,830	4,320	—	27,150
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(25)	952	15,750	25	1,525	14,250
					Preferred Member Units	(8)	—	6,500	1,350	22,810	6,500	—	29,310
PPL RVs, Inc.		L+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	13.63%	L+	8.75%		Secured Debt	(8)	—	(39)	1,365	21,655	39	1,404	20,290
					Common Stock	(8)	—	(880)	157	18,950	—	880	18,070
					Common Stock	(8)	—	12	—	238	12	—	250
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	397	5,806	11	—	5,817
					Preferred Member Units	(8)	—	(1,940)	429	12,420	—	1,940	10,480
					Common Stock	(8)	—	(90)	—	590	—	90	500
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	16	(35)	4	—	(31)
	12.50%				Secured Debt	(9)	—	(444)	2,255	35,404	40	1,119	34,325

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
					Preferred Equity	(9)	—	(8,740)	—	14,880	—	8,740	6,140
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	4	—	2	2	—
	12.00%				Secured Debt	(7)	—	(9)	487	7,920	9	9	7,920
					Common Stock	(7)	—	3,970	58	7,800	3,970	—	11,770
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	54	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(706)	—	—	11,446	706	10,740
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	27	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	33	945	—	—	945
	14.00%				Secured Debt	(8)	—	(215)	194	2,676	—	215	2,461
					Preferred Member Units	(8)	—	(170)	—	240	—	170	70
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	1,677	(675)	141	7,552	2,077	3,283	6,346
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt (12)	(8)	—	—	27	400	—	—	400
	13.00%				Secured Debt	(8)	—	(52)	108	1,649	—	52	1,597
					Member Units	(8)	—	(384)	—	800	94	384	510
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(277)	—	634	126	277	483
	5.00%				Secured Debt	(9)	—	(286)	—	1,005	—	286	719
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	44	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	280	3,040
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	7	1	(8)	8	—	—
					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	78	583	10,933	92	450	10,575
					Preferred Stock	(8)	—	2,055	574	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	14.37%	SF+	9.19%		Secured Debt	(9)	—	(71)	6,976	99,194	71	1,390	97,875
	8.00%				Class B Preferred Member Units	(9)	—	(300)	2,137	31,420	—	300	31,120
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	576	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	65	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	50	1,000	—	—	1,000
					Warrants	(6)	—	46	—	1,828	46	—	1,874
					Warrants	(6)	—	64	—	2,512	64	—	2,576

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
CBT Nuggets, LLC					Member Units	(9)	—	1,570	1,647	49,002	1,568	—	50,570
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	6	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(8)	—	64	1,058	14,954	76	—	15,030
					Preferred Member Units	(8)	—	1,700	60	8,700	1,700	—	10,400
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	77	4	—	—	—	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(6)	1,092	16,945	6	544	16,407
					Member Units	(8)	—	1,020	1,491	22,920	1,020	—	23,940
					Member Units	(8)	—	120	46	2,710	120	—	2,830
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(17)	300	5,694	17	17	5,694
					Preferred Member Units	(5)	—	460	246	13,340	460	—	13,800
Colonial Electric Company LLC					Secured Debt	(6)	—	—	47	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(500)	1,406	23,151	28	1,130	22,049
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	(1,179)	9,160	—	1,480	7,680
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	1,141	15,523	—	790	14,733
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835
Garreco, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	218	3,826	—	554	3,272
					Member Units	(8)	—	(220)	25	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	1,210	1,351	6,790	1,210	—	8,000
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	210	—	3,280	210	—	3,490
Johnson Downie Opco, LLC		L+	11.50%		Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	16.75%	L+	11.50%		Secured Debt	(8)	—	(11)	827	9,999	11	172	9,838
					Preferred Equity	(8)	—	1,010	91	5,540	1,010	—	6,550
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,573	25,432	26	—	25,458
					Preferred Equity	(9)	—	—	512	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	49	320	—	6,000	700	5,300
					Member Units	(5)	—	(3,210)	6,496	15,570	—	3,210	12,360
MS Private Loan Fund					Secured Debt (12)	(8)	—	—	13	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests (12)	(8)	—	(198)	776	14,833	—	198	14,635
MSC Income Fund, Inc.					Common Equity	(8)	—	(65)	32	753	2,000	65	2,688
NAPCO Precast, LLC					Member Units	(8)	—	880	—	11,830	880	—	12,710
Nebraska Vet AcquireCo, LLC		L+	7.00%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	12.00%				Secured Debt	(5)	—	6	1,258	20,094	1,200	—	21,294
	12.00%				Secured Debt	(5)	—	(11)	644	10,500	11	11	10,500
					Preferred Member Units	(5)	—	5,090	302	7,700	5,090	—	12,790
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	1,500	616	8,477	1,545	1,654	8,368
					Preferred Member Units	(8)	—	2,340	151	1,110	2,340	—	3,450
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	126	2,080	—	—	2,080
					Member Units	(5)	—	(750)	36	4,615	—	750	3,865
					Member Units	(5)	—	(31)	(2)	175	—	30	145
NuStep, LLC	11.75%	L+	6.50%		Secured Debt	(5)	—	—	251	4,399	—	—	4,399

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
	12.00%				Secured Debt	(5)	—	—	1,119	18,414	6	—	18,420
					Preferred Member Units	(5)	—	340	—	8,040	340	—	8,380
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.25%	L+	11.00%		Secured Debt	(5)	—	142	1,863	23,429	171	800	22,800
					Preferred Stock	(5)	—	4,810	537	11,750	4,810	—	16,560
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	4	142	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	40	534	—	13,500	—	13,500
	12.00%				Secured Debt	(6)	—	(35)	1,722	28,681	35	1,035	27,681
					Preferred Equity	(6)	—	830	5,708	43,260	830	—	44,090
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	111	1,840	—	—	1,840
	12.00%				Secured Debt	(9)	—	—	923	15,120	7	—	15,127
					Preferred Member Units	(9)	—	(1,391)	—	7,681	—	1,391	6,290
					Preferred Member Units	(9)	—	178	—	—	533	—	533
Televerde, LLC					Member Units	(8)	—	674	592	5,408	674	—	6,082
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	15	(21)	11	—	(10)
	11.50%				Secured Debt	(5)	—	—	1,768	30,161	39	1,242	28,958
					Preferred Equity	(5)	—	(100)	215	11,940	—	100	11,840
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	—	150	—	150
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(51,077)	$92,940	$96,841	$1,703,172	$338,651	$173,038	$1,883,699
Affiliate Investments							—	—	—	—	—	—	—
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$—	$750	$—	$750
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(16)	27	—	376	16	360
	18.00%			18.00%	Secured Debt	(7)	—	(558)	1,149	11,550	1,149	558	12,141
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
					Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	16.17%	L+	11.00%		Unsecured Debt	(8)	—	—	63	800	—	—	800
	16.17%	L+	11.00%		Unsecured Debt	(8)	—	116	317	2,086	116	—	2,202
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%				Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	16	320	—	—	320
					Member Units	(6)	—	(620)	41	2,970	—	620	2,350
Buca C, LLC	12.00%				Secured Debt	(7)	—	—	1,044	12,337	—	373	11,964
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	11.25%	L+	6.00%		Secured Debt (12)	(6)	—	—	10	(9)	451	—	442
	12.50%				Secured Debt	(6)	—	—	1,293	20,090	20	—	20,110
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.25%	L+	6.00%		Secured Debt (12)	(6)	—	—	260	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(21)	797	19,274	21	21	19,274
					Preferred Member Units	(6)	—	(6,410)	4,745	24,637	—	6,407	18,230
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(223)	316	7,657	—	2,095	5,562
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(21)	1,272	21,200	21	1,221	20,000
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	757	156	—	9,127	915	904	9,138
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	—	—	2,898	241	287	2,852
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	16	—	43	1,013	16	55	974
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	6,770	2,050	17,580	6,770	—	24,350
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	145	—	3,483	145	—	3,628
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	291	5,848	—	536	5,312
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(12)	525	11,345	12	12	11,345
					Preferred Member Units	(5)	—	1,170	102	7,140	1,170	—	8,310
Hawk Ridge Systems, LLC	11.53%	SF+	6.00%		Secured Debt (12)	(9)	—	—	173	3,185	4,581	4,100	3,666
	12.50%				Secured Debt	(9)	—	4	2,173	37,800	4,142	—	41,942
					Preferred Member Units	(9)	—	—	131	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(170)	121	3,000	—	170	2,830
					Member Units	(8)	—	1,160	2	2,400	1,160	—	3,560
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	464	—	2,796

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
					LP Interests (423 COR, LP) (12)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	(1,207)	1,123	11,758	1,200	1,207	11,751
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	790	—	17,832	—	17,832
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Integral Energy Services	13.04%	L+	7.50%		Secured Debt	(8)	—	(227)	1,036	15,769	33	227	15,575
					Common Stock	(8)	—	(460)	21	1,280	—	460	820
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	307	4,500	4	20	4,484
	13.50%				Secured Debt	(5)	—	—	214	3,130	3	14	3,119
	13.50%				Secured Debt	(5)	—	—	600	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	1,337	19,559	17	88	19,488
	13.50%				Secured Debt	(5)	—	—	890	—	10,857	38	10,819
					Common Stock	(5)	—	—	—	1,798	958	—	2,756
ITA Holdings Group, LLC		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	12	—	—	12	(12)
		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	—	—	—	10	(10)
	15.38%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	84	—	3,252	—	3,252
	17.38%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	86	—	3,252	—	3,252
					Warrants	(8)	—	—	—	—	2,091	—	2,091
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(127)	—	569	—	128	441
	12.00%			12.00%	Secured Debt	(8)	—	(130)	—	580	—	130	450
	12.00%			12.00%	Secured Debt	(8)	—	(280)	—	1,249	—	280	969
	12.00%			12.00%	Secured Debt	(8)	—	(584)	—	2,606	—	584	2,022
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		L+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.25%	L+	11.00%		Secured Debt	(7)	—	(61)	447	5,559	6	141	5,424
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC					Secured Debt (12)	(7)	—	—	14	—	—	—	—
	12.78%				Secured Debt	(7)	—	268	568	—	54,536	—	54,536
					Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	1,823	639	13,650	2,130	—	15,780
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(22)	980	13,840	22	822	13,040
					Common Stock	(6)	—	320	—	1,530	320	—	1,850
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	—	216	4,556	214	—	4,770
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,285	21,378	27	1,000	20,405
					Preferred Member Units	(7)	—	1,140	—	4,500	1,140	—	5,640
The Affiliati Network, LLC					Secured Debt	(9)	—	—	12	106	1,962	2,080	(12)

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
	13.00%				Secured Debt	(9)	—	(129)	607	9,442	15	729	8,728
					Preferred Stock	(9)	—	—	80	6,400	—	—	6,400
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(964)	25	5,855	531	1,162	5,224
UniTek Global Services, Inc.		SF+	7.50%		Secured Debt	(6)	—	22	(2)	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	282	1,712	112	1,824	—
	15.00%			15.00%	Secured Convertible Debt	(6)	—	1,380	187	4,592	1,567	—	6,159
	20.00%			20.00%	Preferred Stock	(6)	—	(221)	221	2,833	221	221	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,668	—	1,991	1,668	—	3,659
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	—	220
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	948	14,140	14	—	14,154
					Preferred Equity	(7)	—	—	139	3,845	—	—	3,845
Other							—	—	—	—	—	—	—
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(16,267)	$21,672	$38,455	$618,359	$175,201	$215,521	$563,125
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

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $453,692. This represented 20.1% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $78,205. This represented 3.5% of net assets as of June 30, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $283,469. This represented 12.6% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $102,097. This represented 4.5% of net assets as of June 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $51,394. This represented 2.3% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $172,637. This represented 7.7% of net assets as of June 30, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $655,449. This represented 29.1% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $79,676. This represented 3.5% of net assets as of June 30, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $439,695. This represented 19.5% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $130,510. This represented 5.8% of net assets as of June 30, 2023.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM and Private Loan (as defined below) investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and our LMM portfolio investments generally range in size from $5 million to $100 million. Our private loan (“Private Loan”) investment strategy involves investments in companies that are generally consistent with the size of the companies in our LMM and Middle Market investment strategies, and our Private Loan investments generally range in size from $10 million to $100 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $3 million to $25 million.
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by us or, to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with the private equity sponsors in the equity securities of our Private Loan portfolio companies.
Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio and that were issued through a syndicated process. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date. Over the last few years, we have been de-emphasizing this strategy and expect to continue to do so in the future.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4% for the trailing twelve months ended June 30, 2024 and 2023, respectively, and 1.3% for the year ended December 31, 2023. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.6% and 3.7% for the trailing twelve months ended June 30, 2024 and 2023, respectively, and 3.7% for the year ended December 31, 2023. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended June 30, 2024 and 2023, the External Investment Manager earned $5.9 million and $5.5 million in base management fees, respectively, $4.1 million and $3.7 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended June 30, 2024 and 2023. For the six months ended June 30, 2024 and 2023, the External Investment Manager earned $11.6 million and $11.0 million in base management fees, respectively, $8.0 million and $7.0 million in incentive fees, respectively, and $0.3 million of administrative service fee income for each of the six months ended June 30, 2024 and 2023.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended June 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.9 million and $5.7 million, respectively. Our total expenses for the six months ended June 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $11.4 million and $10.7 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2024 and 2023, dividends accrued by us from the External Investment Manager were $3.3 million and $2.9 million, respectively. For the three months ended June 30, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $9.2 million and $8.5 million, respectively. For the six months ended June 30, 2024 and 2023, dividends accrued by us from the External Investment Manager were $6.3 million and $5.9 million, respectively. For the six months ended June 30, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $17.8 million and $16.6 million, respectively.
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

INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager which are discussed further below).

	As of June 30, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	83	92	19
Fair value	$2,440.0	$1,747.5	$184.0
Cost	$1,920.9	$1,768.0	$220.6
Debt investments as a % of portfolio (at cost)	72.6%	95.4%	88.3%
Equity investments as a % of portfolio (at cost)	27.4%	4.6%	11.7%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	98.6%
Weighted-average annual effective yield (b)	13.0%	12.8%	13.0%
Average EBITDA (c)	$9.3	$32.3	$57.7
____________________
(a)At June 30, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2024 including debt investments on non-accrual status was 12.5% for our LMM portfolio, 12.4% for our Private Loan portfolio and 11.0% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, four Private Loan portfolio companies and three Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2024 and 2023, we achieved an annualized total return on investments of 15.7% and 16.7%, respectively. For the six months ended June 30, 2024 and 2023, we achieved an annualized total return on investments of 16.2% and 15.1%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of June 30, 2024, we had Other Portfolio investments in 14 entities, collectively totaling $179.5 million in fair value and $175.0 million in cost basis and which comprised 3.8% and 4.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2024, this investment had a fair value of $186.6 million and a cost basis of $29.5 million, which comprised 3.9% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2024 and 2023, 3.7% and 1.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For the three months ended June 30, 2024 and 2023, 0.5% and 0.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2024 and 2023, 3.5% and 2.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For the six months ended June 30, 2024 and 2023, 0.4% and 0.3% of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2024	December 31, 2023
First lien debt	83.5%	82.7%
Equity	15.9	16.8
Second lien debt	0.1	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	June 30, 2024	December 31, 2023
First lien debt	72.4%	71.6%
Equity	27.0	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
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
As of June 30, 2024, investments on non-accrual status comprised 1.2% of our total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 2.3% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 and 2023
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$132,154	$127,583	$4,571	4%
Total expenses	(44,854)	(41,855)	(2,999)	7%
Net investment income	87,300	85,728	1,572	2%
Net realized gain (loss) from investments	3,414	(75,506)	78,920	NM
Net unrealized appreciation from investments	23,044	104,941	(81,897)	NM
Income tax provision	(11,070)	(8,647)	(2,423)	28%
Net increase in net assets resulting from operations	$102,688	$106,516	$(3,828)	(4)%

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$87,300	$85,728	$1,572	2%
Share‑based compensation expense	4,883	4,087	796	19%
Deferred compensation expense	103	513	(410)	(80)%
Distributable net investment income (a)	$92,286	$90,328	$1,958	2%
Net investment income per share—Basic and diluted	$1.01	$1.06	$(0.05)	(5)%
Distributable net investment income per share—Basic and diluted (a)	$1.07	$1.12	$(0.05)	(4)%
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

Investment Income
Total investment income for the three months ended June 30, 2024 was $132.2 million, a 4% increase from the $127.6 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$100,031	$97,273	$2,758	3%	(a)
Dividend income	26,688	25,599	1,089	4%	(b)
Fee income	5,435	4,711	724	15%	(c)
Total investment income	$132,154	$127,583	$4,571	4%	(d)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of income producing Investment Portfolio debt investments and (ii) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, partially offset by an increase in non-accrual investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an increase of $1.0 million in dividend income from certain of our LMM portfolio companies and (ii) an increase of $0.5 million in dividend income from the External Investment Manager, partially offset by a decrease of $0.5 million in dividend income from certain of our Private Loan portfolio companies. The increase includes a $1.6 million decrease in dividend income considered less consistent or non-recurring.
(c)The increase in fee income was primarily related to a $0.7 million increase in fees related to increased investment activity.
(d)The increase in total investment income includes a net reduction of $1.6 million in certain income considered less consistent or non-recurring, as described above.
Expenses
Total expenses for the three months ended June 30, 2024 were $44.9 million, a 7% increase from the $41.9 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$11,219	$11,675	$(456)	(4)%	(a)
Deferred compensation plan expense	103	513	(410)	80%
Compensation	11,322	12,188	(866)	(7)%
General and administrative	5,375	4,514	861	19%	(b)
Interest	29,161	26,754	2,407	9%	(c)
Share-based compensation	4,883	4,087	796	19%	(d)
Gross expenses	50,741	47,543	3,198	7%
Expenses allocated to the External Investment Manager	(5,887)	(5,688)	(199)	3%
Total expenses	$44,854	$41,855	$2,999	7%
____________________
(a)The decrease in cash compensation expense was primarily related to decreased incentive compensation accruals, partially offset by (i) increased headcount to support our growing Investment Portfolio and asset management activities and (ii) increased base compensation rates.

(b)The increase in general and administrative expense was primarily attributable to an increase in business development activities and professional fees.
(c)The increase in interest expense was primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes, combined with the repayment of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below) and (ii) an increased average interest rate on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates.
(d)Share-based compensation increased $0.8 million in the second quarter of 2024 from the comparable period of the prior year, principally attributable to an increase in incentive based grants related to incentive compensation awards issued in April 2024.
Net Investment Income
Net investment income for the three months ended June 30, 2024 increased 2% to $87.3 million, or $1.01 per share, compared to net investment income of $85.7 million, or $1.06 per share, in the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The decrease in net investment income per share also reflects the impact of the increase in weighted average shares outstanding for the three months ended June 30, 2024, primarily due to shares issued since the beginning of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The decrease in net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended June 30, 2024 increased 2% to $92.3 million, or $1.07 per share, compared with $90.3 million, or $1.12 per share, in the corresponding period of 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense, both as discussed above. The decrease in distributable net investment income per share reflects the impact of the increase in weighted average shares outstanding for the three months ended June 30, 2024, as discussed above. The decrease in distributable net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $3.4 million for the three months ended June 30, 2024.

	Three Months Ended June 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(2,502)	1	$10,365	1	$—	—	$(407)	$7,456
Private Loan portfolio	—	—	—	—	—	—	73	73
Middle Market portfolio	—	—	(4,436)	1	—	—	—	(4,436)
Other Portfolio	—	—	—	—	—	—	179	179
Short-term portfolio	—	—	—	—	—	—	142	142
Total net realized gain/(loss)	$(2,502)	1	$5,929	2	$—	—	$(13)	$3,414
____________________
(a)Other activity includes realized gains and losses from transactions involving 16 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $23.0 million for the three months ended June 30, 2024.

	Three Months Ended June 30, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(8,711)	$(610)	$4,853	$(315)		$(4,783)
Net unrealized appreciation (depreciation) relating to portfolio investments	16,596	(1,127)	4,787	7,571	(b)	27,827
Total net unrealized appreciation (depreciation) relating to portfolio investments	$7,885	$(1,737)	$9,640	$7,256		$23,044
____________________
(a)Includes unrealized appreciation on 33 LMM portfolio investments and unrealized depreciation on 26 LMM portfolio investments.
(b)Includes (i) $6.1 million of net unrealized appreciation related to the Other Portfolio, (ii) $1.3 million of unrealized appreciation related to the External Investment Manager and (iii) $0.1 million of net unrealized appreciation related to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the three months ended June 30, 2024 of $11.1 million principally consisted of (i) a deferred tax provision of $9.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.6 million, related to a $1.3 million provision for current U.S. federal and state income taxes and a $0.3 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the three months ended June 30, 2023 of $8.6 million principally consisted of (i) a deferred tax provision of $7.0 million and (ii) a current tax provision of $1.6 million primarily related to a $1.1 million provision for excise tax on our estimated undistributed taxable income and a $0.5 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2024 was $102.7 million, or $1.19 per share, compared with $106.5 million, or $1.32 per share, during the three months ended June 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$263,759	$247,838	$15,921	6%
Total expenses	(86,653)	(81,144)	(5,509)	7%
Net investment income	177,106	166,694	10,412	6%
Net realized loss from investments	(8,954)	(103,886)	94,932	NM
Net unrealized appreciation from investments	63,693	140,059	(76,366)	NM
Income tax provision	(22,010)	(16,760)	(5,250)	31%
Net increase in net assets resulting from operations	$209,835	$186,107	$23,728	13%

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$177,106	$166,694	$10,412	6%
Share‑based compensation expense	8,986	8,187	799	10%
Deferred compensation expense	565	889	(324)	(36)%
Distributable net investment income (a)	$186,657	$175,770	$10,887	6%
Net investment income per share—Basic and diluted	$2.07	$2.08	$(0.01)	—%
Distributable net investment income per share—Basic and diluted (a)	$2.18	$2.19	$(0.01)	—%
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

Investment Income
Total investment income for the six months ended June 30, 2024 was $263.8 million, a 6% increase from the $247.8 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$200,136	$190,666	$9,470	5%	(a)
Dividend income	49,479	49,821	(342)	(1)%
Fee income	14,144	7,351	6,793	92%	(b)
Total investment income	$263,759	$247,838	$15,921	6%	(c)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of income producing Investment Portfolio debt investments and (ii) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, partially offset by an increase in non-accrual investments.
(b)The increase in fee income was primarily related to (i) a $3.7 million increase from refinancing and prepayment of debt investments and (ii) a $2.9 million increase in fees related to increased investment activity.
(c)The increase in total investment income includes a net reduction of $3.4 million in the impact of certain income considered less consistent or non-recurring, including a $6.8 million decrease in such dividend income, partially offset by a $3.4 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses for the six months ended June 30, 2024 were $86.7 million, a 7% increase from the $81.1 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$23,016	$22,411	$605	3%	(a)
Deferred compensation plan expense	565	889	(324)	(36)%
Compensation	23,581	23,300	281	1%
General and administrative	9,595	8,591	1,004	12%	(b)
Interest	55,937	51,752	4,185	8%	(c)
Share-based compensation	8,986	8,187	799	10%	(d)
Gross expenses	98,099	91,830	6,269	7%
Expenses allocated to the External Investment Manager	(11,446)	(10,686)	(760)	7%
Total expenses	$86,653	$81,144	$5,509	7%
____________________
(a)The increase in compensation expense was primarily related to (i) increased headcount and (ii) increased base compensation rates.
(b)The increase in general and administrative expense was primarily attributable to an increase in business development activities, professional fees and technology costs.
(c)The increase in interest expense is primarily related to (i) an increased weighted average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes, combined with the repayment of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below) and (ii) an increased average interest rate on our Credit Facilities due to increases in benchmark index rates.
(d)The increase in share-based compensation increased $0.8 million in the six months ended June 30, 2024 from the comparable period of the prior year, principally attributable to an increase in incentive based grants related to incentive compensation awards in April 2024.
Net Investment Income
Net investment income for the six months ended June 30, 2024 increased 6% to $177.1 million, or $2.07 per share, compared to net investment income of $166.7 million, or $2.08 per share, for the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The decrease in net investment income per share reflects these changes and the impact of the increase in weighted average shares outstanding for the six months ended June 30, 2024, primarily due to shares issued through our (i) ATM Program, (ii) dividend reinvestment plan and (iii) equity incentive plans, in each case over the last twelve months. The decrease in net investment income on a per share basis includes a $0.05 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the six months ended June 30, 2024 increased 6% to $186.7 million, or $2.18 per share, compared with $175.8 million, or $2.19 per share, in the corresponding period of 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The decrease in distributable net investment income per share reflects the net impact of the increase in weighted average shares outstanding for the six months ended June 30, 2024, primarily due to shares issued through our (i) ATM Program, (ii) dividend reinvestment plan and (iii) equity incentive plans, in each case over the last twelve months. The decrease in distributable net investment income on a per share basis includes a $0.05 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $9.0 million for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(2,502)	1	$10,365	1	$—	—	$69	$7,932
Private Loan portfolio	—	—	—	—	(1,058)	1	(207)	(1,265)
Middle Market portfolio	(3,836)	1	(4,436)	1	(876)	1	(4)	(9,152)
Other Portfolio	(7,107)	1	—	—	—	—	496	(6,611)
Short-term portfolio	—	—	—	—	—	—	142	142
Total net realized gain (loss)	$(13,445)	3	$5,929	2	$(1,934)	2	$496	$(8,954)
____________________
(a)Other activity includes realized gains and losses from transactions involving 24 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $63.7 million for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(9,118)	$(416)	$9,433	$6,474		$6,373
Net unrealized appreciation (depreciation) relating to portfolio investments	38,063	(3,576)	4,657	18,176	(b)	57,320
Total net unrealized appreciation (depreciation) relating to portfolio investments	$28,945	$(3,992)	$14,090	$24,650		$63,693
____________________
(a)Includes unrealized appreciation on 35 LMM portfolio investments and unrealized depreciation on 30 LMM portfolio investments.
(b)Other includes (i) $12.5 million of unrealized appreciation relating to the External Investment Manager, (ii) $5.0 million of net unrealized appreciation relating to the Other Portfolio and (iii) $0.6 million of net unrealized appreciation relating to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the six months ended June 30, 2024 of $22.0 million principally consisted of (i) a deferred tax provision of $18.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $3.7 million related to a $2.5 million provision for current U.S. federal and state income taxes and a $1.2 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the six months ended June 30, 2023 of $16.8 million principally consisted of (i) a deferred tax provision of $13.4 million and (ii) a current tax provision of $3.4 million primarily related to a $1.8 million provision for excise tax in our estimated undistributed taxable income and a $1.6 million provision for current U.S. federal and state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2024 was $209.8 million, or $2.45 per share, compared with $186.1 million, or $2.32 per share, during the six months ended June 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2024, we realized a net decrease in cash and cash equivalents of $29.6 million, which is the net result of $304.6 million of cash used in our operating activities and $274.9 million of cash provided by our financing activities.
The $304.6 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $915.2 million for the funding of new and follow-on portfolio investments and (ii) $29.9 million in cash payments related to other assets and liabilities, partially offset by (i) cash proceeds totaling $472.3 million from the sales and repayments of debt investments and sales of and return on capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $168.2 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $274.9 million of cash provided by our financing activities principally consisted of (i) $350.0 million in cash proceeds from the issuance of the March 2029 Notes, (ii) $300.0 million in cash proceeds from the issuance of the June 2027 Notes, (iii) $265.0 million in net borrowings from our Credit Facilities and (iv) $47.9 million in net cash proceeds from equity offerings from our ATM Program, partially offset by (i) $450.0 million on the repayment of the May 2024 Notes, (ii) $157.2 million in dividends paid to our stockholders, (iii) $63.8 million in repayments of SBIC debentures, (iv) $9.6 million in debt issuance costs and (v) $7.4 million in purchases of vested stock for employee payroll tax withholdings.
Capital Resources
As of June 30, 2024, we had $30.5 million in cash and cash equivalents and $915.0 million of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of June 30, 2024, our NAV totaled $4,957.3 million, or $29.80 per share.
As of June 30, 2024, we had $465.0 million outstanding and $645.0 million of undrawn commitments under the Corporate Facility, and $160.0 million outstanding and $270.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both June 30, 2024 and December 31, 2023.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of June 30, 2024.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). The outstanding aggregate principal amount of the June 2027 Notes was $300.0 million as of June 30, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. On March 1, 2024, Main Street repaid $63.8 million of debentures that had reached maturity dates. Under existing SBA-approved commitments, we had $286.2 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2024 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 2.8%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.1 years as of June 30, 2024. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of both June 30, 2024 and December 31, 2023 was $150.0 million.

In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).
We maintain the ATM Program with certain selling agents through which we can sell up to 15,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the six months ended June 30, 2024, we sold 998,349 shares of our common stock at a weighted-average price of $48.46 per share and raised $48.4 million of gross proceeds under the ATM Program. Net proceeds were $47.7 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2024, there were no share sales transactions that had not settled. As of June 30, 2024, 4,314,875 shares remained available for sale under the ATM Program. During the year ended December 31, 2023, we sold 5,149,460 shares of our common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of June 30, 2024, our BDC asset coverage ratio was 233%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At June 30, 2024, we had a total of $288.2 million in outstanding commitments comprised of (i) 87 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) 9 investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of June 30, 2024, the future fixed commitments for cash payments in connection with the July 2026 Notes, the March 2029 Notes, the June 2027 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$500,000	$—	$—	$—	$500,000
Interest due on July 2026 Notes	7,500	15,000	15,000	—	—	—	37,500
March 2029 Notes	—	—	—	—	—	350,000	350,000
Interest due on March 2029 Notes	15,473	24,325	24,325	24,325	24,325	12,163	124,936
June 2027 Notes	—	—	—	300,000	—	—	300,000
Interest due on June 2027 Notes	9,533	19,500	19,500	9,967	—	—	58,500
SBIC debentures	—	—	—	75,000	75,000	136,200	286,200
Interest due on SBIC debentures	4,208	8,146	8,146	7,429	4,982	9,661	42,572
December 2025 Notes	—	150,000	—	—	—	—	150,000
Interest due on December 2025 Notes	5,803	11,637	—	—	—	—	17,440
Operating Lease Obligation (1)	550	1,115	1,135	1,155	1,175	6,499	11,629
Total	$43,067	$229,723	$568,106	$417,876	$105,482	$514,523	$1,878,777
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of June 30, 2024, we had $465.0 million in borrowings outstanding under our Corporate Facility, and the Corporate Facility is scheduled to mature $31.4 million in August 2027 and $433.6 million in June 2029, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2024, we had $160.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in November 2027.

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
Recent Developments
In August 2024, we declared a supplemental dividend of $0.30 per share payable in September 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.245 per share for each of July, August and September 2024 or total regular monthly dividends of $0.735 per share for the third quarter of 2024.
In August 2024, we also declared regular monthly dividends of $0.245 per share for each of October, November and December of 2024. These regular monthly dividends equal a total of $0.735 per share for the fourth quarter of 2024, representing a 4.3% increase from the regular monthly dividends paid in the fourth quarter of 2023. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2024, we will have paid $42.625 per share in cumulative dividends since our October 2007 initial public offering.
After quarter end, we received approval from the SBA for $63.8 million of additional SBIC funding which we expect to draw in the third quarter of 2024, at which point the total outstanding amount of SBIC debentures would equal the regulatory maximum amount of $350.0 million.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2024, 66% of our debt Investment Portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. As of June 30, 2024, 72% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, March 2029 Notes, June 2027 Notes, SBIC Debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(43,187)	$12,500	$(30,687)	$(0.35)
(175)	(37,789)	10,938	(26,851)	(0.31)
(150)	(32,091)	9,375	(22,716)	(0.26)
(125)	(26,646)	7,813	(18,833)	(0.22)
(100)	(21,318)	6,250	(15,068)	(0.17)
(75)	(15,991)	4,688	(11,303)	(0.13)
(50)	(10,663)	3,125	(7,538)	(0.09)
(25)	(5,334)	1,563	(3,771)	(0.04)
25	5,334	(1,563)	3,771	0.04
50	10,667	(3,125)	7,542	0.09
75	16,001	(4,688)	11,313	0.13
100	21,334	(6,250)	15,084	0.17
125	26,668	(7,813)	18,855	0.22
150	32,001	(9,375)	22,626	0.26
175	37,335	(10,938)	26,397	0.30
200	42,668	(12,500)	30,168	0.35
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of June 30, 2024, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly, while our Credit Facilities reset monthly. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we issued 179,511 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2024, under the dividend reinvestment plan was $8.8 million.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Officer Appointments
On August 5, 2024, our Board of Directors appointed Ryan R. Nelson to serve as our Chief Financial Officer and Treasurer and Ryan H. McHugh to serve as our Vice President, Chief Accounting Officer and Assistant Treasurer, each effective as of August 12, 2024. Mr. Nelson currently serves as the Company’s Vice President, Chief Accounting Officer and Assistant Treasurer and succeeds Jesse E. Morris in the new role. Mr. Morris will continue to serve as the Company’s Executive Vice President, Chief Operating Officer and Senior Managing Director. Mr. McHugh currently serves as the Company’s Vice President of Finance.
Mr. Nelson, age 41, a certified public accountant, has been our Vice President, Chief Accounting Officer and Assistant Treasurer since March 2023 and previously served as our Vice President of Finance since joining Main Street in December 2022. Prior to joining Main Street, Mr. Nelson spent four years with Conn’s, Inc. (NASDAQ: CONN), a furniture, mattress, electronics and appliance store chain, where he worked in several leadership roles, including Vice President and Chief Accounting Officer. On July 23, 2024, Conn’s and certain of its subsidiaries filed for voluntary protection under Chapter 11 of the Bankruptcy Code. Prior to joining Conn’s, Mr. Nelson spent seven years with EnLink Midstream Partners, a midstream energy services company, where he worked in several leadership roles in their accounting group. Mr. Nelson started his career at KPMG LLP.
Mr. McHugh, age 47, a certified public accountant, has been our Vice President of Finance since May 2024. Prior to joining Main Street, Mr. McHugh spent eight years with Academy Sports + Outdoors (NASDAQ: ASO) where he worked in several leadership roles including Vice President and Corporate Controller. Prior to joining Academy, Mr. McHugh held various accounting leadership roles at Glori Energy (NASDAQ: GLRI) and Stewart Title Company (NYSE: STC). Mr. McHugh started his career at Grant Thorton in the assurance practice.
The Company is granting Mr. Nelson $150,000 in shares of restricted stock pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan in connection with his promotion, 20% of which award is scheduled to vest on each of April 1, 2025, 2026, 2027. 2028 and 2029.
There is no arrangement or understanding between either Mr. Nelson or Mr. McHugh and any other persons pursuant to which he is being appointed as the Company’s Chief Financial Officer and Treasurer or Vice President, Chief Accounting Officer and Assistant Treasurer, respectively. There are no family relationships between either Mr. Nelson or Mr. McHugh and any director, director nominee or executive officer of the Company, and there are no current or proposed transactions between the Company and either Mr. Nelson or Mr. McHugh or their respective immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
4.1*
Seventh Supplemental Indenture, dated June 4, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 4, 2024 (File No. 1-33723))

4.2*	Form of 6.50% Notes due 2027 (contained in the Seventh Supplemental Indenture incorporated by reference as Exhibit 4.1 hereto)
10.1*
Fifth Amendment, dated May 26, 2024, to Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 30, 2024 (File No. 1-33723))

10.2*
Sixth Amendment, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement by and among Main Street, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 28, 2024 (File No. 1-33723))

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2024, filed with the SEC on August 9, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2024 and 2023.

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

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: August 9, 2024	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ JESSE E. MORRIS
Date: August 9, 2024	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

/s/ RYAN R. NELSON
Date: August 9, 2024	Ryan R. Nelson
Chief Accounting Officer
(principal accounting officer)