Form 10-Q
period 2024-09-30
Main Street Capital CORP
filed 2024-11-08
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:             to
Commission File Number: 814-00746
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 7, 2024 was 88,178,190.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,462,516 and $1,435,131 as of September 30, 2024 and December 31, 2023, respectively)	$2,104,576	$2,006,698
Affiliate investments (cost: $705,425 and $575,894 as of September 30, 2024 and December 31, 2023, respectively)	784,092	615,002
Non‑Control/Non‑Affiliate investments (cost: $2,097,862 and $1,714,935 as of September 30, 2024 and December 31, 2023, respectively)	2,022,386	1,664,571
Total investments (cost: $4,265,803 and $3,725,960 as of September 30, 2024 and December 31, 2023, respectively)	4,911,054	4,286,271
Cash and cash equivalents	84,421	60,083
Interest and dividend receivable and other assets	86,420	89,337
Deferred financing costs (net of accumulated amortization of $13,932 and $12,329 as of September 30, 2024 and December 31, 2023, respectively)	12,882	7,879
Total assets	$5,094,777	$4,443,570
LIABILITIES
Credit Facilities	$460,000	$360,000
July 2026 Notes (par: $500,000 as of both September 30, 2024 and December 31, 2023)	499,057	498,662
June 2027 Notes (par: $400,000 as of September 30, 2024)	401,136	—
March 2029 Notes (par: $350,000 as of September 30, 2024)	346,822	—
SBIC debentures (par: $350,000 as of both September 30, 2024 and December 31, 2023)	343,122	344,535
December 2025 Notes (par: $150,000 as of both September 30, 2024 and December 31, 2023)	149,353	148,965
May 2024 Notes (par: $450,000 as of December 31, 2023)	—	450,182
Accounts payable and other liabilities	71,553	62,576
Interest payable	18,513	17,025
Dividend payable	21,575	20,368
Deferred tax liability, net	91,392	63,858
Total liabilities	2,402,523	1,966,171
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 88,057,324 and 84,830,679 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	880	848
Additional paid‑in capital	2,418,089	2,270,549
Total undistributed earnings	273,285	206,002
Total net assets	2,692,254	2,477,399
Total liabilities and net assets	$5,094,777	$4,443,570
NET ASSET VALUE PER SHARE	$30.57	$29.20
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$50,134	$48,645	$152,572	$145,485
Affiliate investments	20,884	15,267	61,813	53,722
Non‑Control/Non‑Affiliate investments	65,806	59,325	186,201	171,867
Total investment income	136,824	123,237	400,586	371,074
EXPENSES:
Interest	(33,474)	(26,414)	(89,411)	(78,165)
Compensation	(11,644)	(11,560)	(35,225)	(34,860)
General and administrative	(4,564)	(4,324)	(14,159)	(12,915)
Share‑based compensation	(4,868)	(4,164)	(13,853)	(12,351)
Expenses allocated to the External Investment Manager	5,322	5,404	16,768	16,089
Total expenses	(49,228)	(41,058)	(135,880)	(122,202)
NET INVESTMENT INCOME	87,596	82,179	264,706	248,872
NET REALIZED GAIN (LOSS):
Control investments	—	546	(352)	(50,532)
Affiliate investments	32	(228)	786	(16,495)
Non‑Control/Non‑Affiliate investments	26,350	346	16,995	(36,196)
Total net realized gain (loss)	26,382	664	17,429	(103,223)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	50,348	29,838	88,007	122,779
Affiliate investments	7,181	5,188	22,609	26,859
Non‑Control/Non‑Affiliate investments	(35,791)	(8,015)	(25,185)	17,432
Total net unrealized appreciation	21,738	27,011	85,431	167,070
INCOME TAXES:
Federal and state income, excise and other taxes	(2,457)	(1,256)	(6,185)	(4,663)
Deferred taxes	(9,252)	(5,337)	(27,534)	(18,690)
Income tax provision	(11,709)	(6,593)	(33,719)	(23,353)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$124,007	$103,261	$333,847	$289,366
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.00	$0.99	$3.07	$3.07
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.42	$1.25	$3.87	$3.57
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	87,459,533	82,921,764	86,268,415	81,065,195

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	1,058,914	11	40,885	—	40,896
Share‑based compensation	—	—	4,100	—	4,100
Purchase of vested stock for employee payroll tax withholding	(10,489)	—	(404)	—	(404)
Dividend reinvestment	199,282	2	7,806	—	7,808
Amortization of directors’ deferred compensation	—	—	121	—	121
Issuance of restricted stock, net of forfeited shares	39,566	—	—	—	—
Dividends to stockholders	—	—	136	(67,913)	(67,777)
Net increase in net assets resulting from operations	—	—	—	79,592	79,592
Balances as of March 31, 2023	79,794,089	$797	$2,083,175	$88,950	$2,172,922
Public offering of common stock, net of offering costs	1,096,514	11	43,193	—	43,204
Share‑based compensation	—	—	4,087	—	4,087
Purchase of vested stock for employee payroll tax withholding	(140,569)	(1)	(5,545)	—	(5,546)
Dividend reinvestment	174,891	2	6,878	—	6,880
Amortization of directors’ deferred compensation	—	—	109	—	109
Issuance of restricted stock, net of forfeited shares	506,081	5	(5)	—	—
Dividends to stockholders	—	—	149	(73,373)	(73,224)
Net increase in net assets resulting from operations	—	—	—	106,516	106,516
Balances as of June 30, 2023	81,431,006	$814	$2,132,041	$122,093	$2,254,948
Public offering of common stock, net of offering costs	2,039,641	20	81,040	—	81,060
Share‑based compensation	—	—	4,164	—	4,164
Dividend reinvestment	200,150	2	8,101	—	8,103
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	6,691	—	—	—	—
Dividends to stockholders	—	—	166	(80,997)	(80,831)
Net increase in net assets resulting from operations	—	—	—	103,261	103,261
Balances as of September 30, 2023	83,677,488	$836	$2,225,614	$144,357	$2,370,807

Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Net increase in net assets resulting from operations	—	—	—	107,147	107,147
Balances as of March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970
Public offering of common stock, net of offering costs	874,309	9	42,208	—	42,217
Share‑based compensation	—	—	4,883	—	4,883
Purchase of vested stock for employee payroll tax withholding	(154,751)	(2)	(7,320)	—	(7,322)
Dividend reinvestment	179,511	2	8,786	—	8,788
Amortization of directors’ deferred compensation	—	—	106	—	106
Issuance of restricted stock, net of forfeited shares	489,804	5	(5)	—	—
Dividends to stockholders	—	—	179	(88,553)	(88,374)
Net increase in net assets resulting from operations	—	—	—	102,688	102,688
Balances as of June 30, 2024	86,552,506	$865	$2,337,879	$240,212	$2,578,956
Public offering of common stock, net of offering costs	1,323,754	13	65,747	—	65,760
Share‑based compensation	—	—	4,868	—	4,868
Purchase of vested stock for employee payroll tax withholding	(3)	—	—	—	—
Dividend reinvestment	186,195	2	9,299	—	9,301
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	(2,665)	—	—	—	—
Dividends to stockholders	—	—	188	(90,934)	(90,746)
Net increase in net assets resulting from operations	—	—	—	124,007	124,007
Balances as of September 30, 2024	88,059,787	$880	$2,418,089	$273,285	$2,692,254
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$333,847	$289,366
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(1,297,019)	(584,729)
Proceeds from sales and repayments of debt investments in portfolio companies	744,075	436,615
Proceeds from sales and return of capital of equity investments in portfolio companies	64,149	37,989
Net unrealized appreciation	(85,431)	(167,070)
Net realized (gain) loss	(17,429)	103,223
Accretion of unearned income	(16,215)	(13,075)
Payment-in-kind interest	(15,183)	(7,599)
Cumulative dividends	(1,716)	(1,027)
Share-based compensation expense	13,853	12,351
Amortization of deferred financing costs	3,690	2,423
Deferred tax provision	27,534	18,690
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(1,897)	(3,022)
Interest payable	1,488	2,153
Accounts payable and other liabilities	10,119	2,586
Deferred fees and other	3,971	2,772
Net cash provided by (used in) operating activities	(232,164)	131,646

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	113,673	165,160
Proceeds from public offering of June 2027 Notes	400,000	—
Proceeds from public offering of March 2029 Notes	350,000	—
Proceeds from public offering of December 2025 Notes	—	50,000
Dividends paid	(238,288)	(197,053)
Proceeds from issuance of SBIC debentures	63,800	16,000
Repayments of SBIC debentures	(63,800)	(16,000)
Redemption of May 2024 Notes	(450,000)	—
Proceeds from Credit Facilities	1,637,000	320,000
Repayments on Credit Facilities	(1,537,000)	(434,000)
Debt issuance costs, net	(11,547)	(1,877)
Purchases of vested stock for employee payroll tax withholding	(7,336)	(5,950)
Net cash provided by (used in) financing activities	256,502	(103,720)

Net increase in cash and cash equivalents	24,338	27,926
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	60,083	49,121
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$84,421	$77,047

Supplemental cash flow disclosures:
Interest paid	$83,994	$73,495
Taxes paid	$6,950	$7,218
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$26,530	$22,791
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(25)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	4,145	4,094	4,094
			Preferred Member Units		5/20/2021	2,427							2,427	5,710
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													10,037	9,804
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,650	1,650	1,598
			Preferred Member Units		6/28/2023	178							178	70
			Member Units		8/1/2013	1,500							1,500	—
													3,728	2,068
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14) (17)	11/16/2017		5.00%				9/1/2024	2,257	2,249	214
			Secured Debt	(14) (17)	11/16/2017		5.00%				9/1/2024	3,015	2,842	286
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,817	500
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2024	711	711	711
			Member Units		10/26/2020	37							1,584	5,360
													2,295	6,071
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	450	445	445
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,524	10,524
			Preferred Stock	(8)	3/7/2022	4,073							4,095	5,160
													15,334	16,399
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(25)	12/31/2020						12/31/2025	—	—	—
			Secured Debt	(9) (22)	12/31/2020		13.27%	SF+	8.02%		10/31/2027	102,239	101,825	102,239
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	34,710
													115,825	136,949
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.35%	SF+	10.00%		1/9/2025	5,140	5,140	5,140
			Preferred Member Units	(8)	1/9/2018	2,950							4,280	5,431
													9,420	10,571

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	—
												3,132	—
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,460

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt		3/15/2024		14.00%			4.00%	7/29/2026	1,513	1,487	1,487
		Secured Debt		3/30/2018		14.00%			4.00%	7/29/2026	28,622	28,557	28,170
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			10,541	10,541
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	22,215
												56,987	62,413
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,540

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		15.35%	SF+	10.00%		1/4/2028	20,462	20,254	20,462
		Preferred Member Units		1/4/2019	13,309							6,122	11,960
												26,376	32,422
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(127)	—
		Secured Debt	(9)	2/26/2018		13.36%	SF+	8.00%		2/26/2026	15,620	15,618	15,620
		Member Units	(8)	2/26/2018	4,347							11,440	30,530
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,220
												28,704	49,370
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	5,044	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,580
												7,007	21,274
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				1/15/2027	7,160	7,131	7,131
		Secured Debt		12/20/2016		10.00%				12/20/2036	983	975	975
		Member Units	(8)	12/20/2016	717							7,280	8,840
		Member Units	(29)	12/20/2016	800							509	950

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													15,895	17,896
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(13)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	39,863	39,840	39,863
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	69,960
													48,144	109,823
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	16,225	16,174	16,225
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	13,120
													23,854	29,345
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		14.35%	SF+	9.00%		1/29/2028	3,162	3,102	3,102
			Preferred Member Units		1/29/2019	2,250							3,520	14,690
													6,622	17,792
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(22)	(22)
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,059	17,059
			Preferred Equity		11/22/2023	7,454							7,454	7,951
													24,491	24,988
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							530	530

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	27,300	27,103	27,103
			Preferred Member Units	(8)	5/5/2023	556							15,000	15,280
													42,103	42,383
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	360	358	358
			Secured Debt		3/31/2021		10.00%				12/31/2025	8,150	7,979	7,605
			Preferred Member Units		3/31/2021	9,000							2,610	390
													10,947	8,353
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		15.25%	SF+	10.00%		4/27/2026	12,947	12,879	12,811

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
													22,380	22,646
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(25)	2/13/2018						2/13/2026	—	(38)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	24,312	24,260	24,312
			Preferred Stock		2/13/2018	8,400							8,400	19,280
													32,622	43,592
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(6)	(6)
			Secured Debt		10/3/2022		12.00%				10/3/2027	18,069	17,960	17,960
			Secured Debt		10/3/2022		9.00%				10/3/2052	6,277	6,218	6,218
			Common Stock		10/3/2022	285							5,726	5,730
			Common Stock	(29)	10/3/2022	939							1,558	3,000
													31,456	32,902
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (33)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
			Secured Debt	(9) (33)	12/15/2022		10.00%	SF+	7.00%		1/1/2028	48,478	48,291	48,478
			Member Units	(8)	6/24/2016	9,042							17,692	107,370
													65,983	155,848
Garreco, LLC		Manufacturer and Supplier of Dental Products
			Member Units	(8)	7/15/2013	1,200							1,200	2,060

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.35%	SF+	6.00%		10/29/2026	3,146	3,139	3,146
			Secured Debt		12/19/2014		13.35%	SF+	8.00%		10/29/2026	40,493	40,395	40,493
			Member Units	(8)	12/19/2014	5,879							13,065	44,440
													56,599	88,079
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	2,400	2,400	1,402
			Preferred Equity		7/1/2022	63,720							5,600	—
			Member Units		4/29/2016	3,681							3,681	—
													11,681	1,402
Harris Preston Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	8,896
		LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							248	375
		LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
		LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	26.89%							2,900	4,187
												6,934	13,899
Harrison Hydra-Gen, Ltd.	Manufacturer of Hydraulic Generators
		Common Stock		6/4/2010	107,456							718	6,630

IG Investor, LLC	Military and Other Tactical Gear
		Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,570	1,570
		Secured Debt		6/21/2023		13.00%				6/21/2028	35,944	35,676	35,676
		Common Equity		6/21/2023	14,400							14,400	14,870
												51,646	52,116
Jensen Jewelers of Idaho, LLC	Retail Jewelry Store
		Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
		Secured Debt	(9)	11/14/2006		15.25%	P+	6.75%		11/14/2026	1,650	1,650	1,650
		Member Units	(8)	11/14/2006	627							811	11,820
												2,461	13,470
JorVet Holdings, LLC	Supplier and Distributor of Veterinary Equipment and Supplies
		Secured Debt		3/28/2022		12.00%				3/28/2027	24,751	24,627	24,627
		Preferred Equity	(8)	3/28/2022	109,926							10,993	11,280
												35,620	35,907
KBK Industries, LLC	Manufacturer of Specialty Oilfield and Industrial Products
		Secured Debt		2/24/2023		9.00%				2/24/2028	4,000	3,972	4,000
		Member Units	(8)	1/23/2006	325							783	24,820
												4,755	28,820
Kickhaefer Manufacturing Company, LLC	Precision Metal Parts Manufacturing
		Secured Debt		10/31/2018		12.00%				10/31/2026	16,599	16,584	16,584
		Secured Debt		10/31/2018		9.00%				10/31/2048	3,971	3,937	3,937
		Preferred Equity		10/31/2018	581							12,240	12,240
		Member Units	(8) (29)	10/31/2018	800							992	2,490
												33,753	35,251
Metalforming Holdings, LLC	Distributor of Sheet Metal Folding and Metal Forming Equipment
		Secured Debt	(25)	10/19/2022						10/19/2025	—	(14)	(14)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/19/2022		10.75%				10/19/2027	22,657	22,519	22,519
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	6,271
			Common Stock		10/19/2022	1,537,219							1,537	3,980
													29,958	32,756
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	5,240	5,240	1,380
			Preferred Member Units		3/15/2019	66,000							4,400	—
			Preferred Member Units		9/1/2015	4,000							6,000	—
													15,640	1,380
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(25)	1/26/2021						12/31/2024	—	—	—
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,279
													14,250	14,279
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	9/5/2023		8.75%	SF+	3.50%		9/5/2025	33,500	33,427	33,427
			LP Interests	(8) (30)	9/5/2023	14.12%							7,449	7,701
													40,876	41,128
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	218,370

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	2,170,222							17,000	16,754

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,729	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,100
													8,449	31,846
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							2,975	9,750

Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt	(9)	6/4/2024		11.75%	SF+	6.50%		6/4/2025	14,400	14,374	14,374
			Secured Debt		6/4/2024		13.50%				6/4/2029	27,200	26,945	26,945
			Common Equity	(8)	6/4/2024	365							12,120	12,120
													53,439	53,439
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		10.00%				2/28/2025	1,960	1,960	1,960
			Secured Debt		2/28/2018		10.00%				2/28/2025	9,811	9,790	9,811

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	9,850
												19,963	21,621
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				3/20/2025	2,080	2,080	2,080
		Member Units		12/22/2011	65,962							114	75
		Member Units		12/22/2011	65,962							3,603	2,004
												5,797	4,159
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.85%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,436	18,436
		Preferred Member Units		11/2/2022	2,304							2,582	5,760
		Preferred Member Units		1/31/2017	454							11,230	10,660
												35,848	38,456
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	10,000	9,961	10,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	58,540
												11,041	68,540
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		16.35%	SF+	11.00%		7/31/2026	21,960	21,879	21,960
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	14,680
												31,879	36,640
Pearl Meyer Topco LLC	Provider of Executive Compensation Consulting Services
		Secured Debt	(25)	4/27/2020						12/31/2027	—	(2)	—
		Secured Debt		4/27/2020		12.00%				12/31/2027	43,219	43,027	43,219
		Secured Debt		4/27/2020		12.00%				12/31/2027	27,681	27,619	27,681
		Preferred Equity	(8)	4/27/2020	15,671							13,000	60,540
												83,644	131,440
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/31/2028	—	(13)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	29,040	28,797	29,040
		Preferred Equity	(8)	12/21/2023	440							12,540	17,360
												41,324	46,400
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(6)	—
		Secured Debt	(9)	11/15/2016		14.23%	SF+	8.75%		11/15/2027	17,457	17,330	17,457
		Common Stock		6/10/2010	2,000							2,150	16,300
		Common Stock	(29)	6/14/2022	238,421							238	514

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

											19,712	34,271
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%			11/15/2026	5,897	5,847	5,847
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	11,540
		Common Stock		1/27/2021	1,037						1,200	550
											12,756	17,937
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	3,790

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021				10.00%	12/15/2026	—	(24)	(24)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	33,479	15,417
		Preferred Equity		12/15/2021	11,070						11,070	—
											44,525	15,393
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	1,840	1,840	1,726
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,200	4,657
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,510	6,383
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units		1/6/2011	460						1,290	3,510
											2,008	5,304
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2027	—	(1)	—
		Secured Debt		5/31/2019		13.50%			5/31/2027	7,920	7,848	7,920
		Common Stock	(8)	5/31/2019	615						4,655	9,500
											12,502	17,420
Vision Interests, Inc.	Manufacturer / Installer of Commercial Signage
		Series A Preferred Stock		12/23/2011	3,000,000						3,000	3,000

Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							4,435	7,460
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													23,111	9,560
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	27,040	26,922	26,922
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													39,162	39,162
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		6/1/2015		12.00%				10/1/2024	450	450	450
			Secured Debt		10/1/2008		6.50%				10/1/2024	1,000	1,000	945
			Secured Debt		10/1/2008		14.00%				10/1/2024	2,750	2,750	970
			Preferred Member Units		6/30/2015	10,072							2,834	—
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													7,634	2,365
Subtotal Control Investments (78.2% of net assets at fair value)													$1,462,516	$2,104,576
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$503	$501	$498
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	16,694	16,650	16,527
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													20,299	17,025
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	265
			Member Units	(8)	6/30/2017	2,160,000							2,256	310
													2,576	575
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14)	8/7/2024		15.00%			10.00%	11/4/2024	19,995	19,571	16,226
			Secured Debt	(14) (25)	6/28/2024		15.00%			15.00%	4/1/2025	15	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	9,196	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													30,203	16,226
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.25%	SF+	6.00%		12/17/2026	675	661	661

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/17/2021		13.00%			12/17/2026	19,845	19,757	19,757
			Common Stock		12/17/2021	450,000						4,500	4,500
												24,918	24,918
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021					12/10/2026	—	(13)	—
			Secured Debt		12/10/2021		15.00%			12/10/2026	21,507	21,406	21,507
			Preferred Equity	(8)	12/10/2021	3,310						3,635	14,300
												25,028	35,807
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	154						—	2,650

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%						2,855	2,378

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%			6/19/2029	560	555	555
			Secured Debt		11/19/2021		12.00%			6/19/2029	16,800	16,717	16,717
			Preferred Equity		11/19/2021	5,944						5,944	5,944
			Preferred Equity	(8)	6/18/2024	3,068	15.00%		15.00%			3,122	3,122
												26,338	26,338
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%						6,172	7,380
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%						1,960	2,621
												8,132	10,001
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000						2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000						416	369

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%			5/29/2029	32,800	28,900	28,900
			Warrants	(27)	5/28/2024	12						3,920	3,920
												32,820	32,820

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	35,750

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,580	2,384
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							2,155	1,893
													4,735	4,277
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	8,185	8,159	8,185
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,540
													13,059	18,725
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(44)	—
			Secured Debt		3/15/2024		12.88%	SF+	7.63%		3/15/2029	39,500	39,151	39,500
			Member Units	(8)	8/31/2007	438							2,980	15,170
													42,087	54,670
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (30)	8/9/2017	8.22%							2,296	4,472
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							4,655	4,984
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,226
													7,701	10,682
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.35%	SF+	6.00%		1/15/2026	2,558	2,557	2,558
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,186	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	19,000
			Preferred Member Units	(29)	12/2/2016	226							150	1,000
													50,743	67,814
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		8.00%				10/2/2024	3,000	3,000	2,940
			Member Units	(8)	1/8/2003	322,297							2,352	3,330
													5,352	6,270
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	20,390

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	15,275	15,170	15,170
			Preferred Equity	(8)	3/31/2023	87,360							4,368	6,820
													19,538	21,990
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.09%	SF+	7.50%		8/20/2026	12,915	12,815	12,615
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			248	446
			Common Stock		8/20/2021	9,968							1,356	550
													14,419	13,611
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,492	4,492
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,926	2,926
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,536	17,536
			Secured Debt		1/31/2023		13.00%				1/31/2028	10,082	9,857	9,857
			Preferred Equity		6/26/2024	711,200	25.00%			25.00%			711	760
			Common Stock		8/3/2021	203,016							2,756	2,850
													47,222	47,365
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		15.53%	SF+	9.00%	1.00%	6/21/2027	1,195	1,182	1,182
			Secured Debt	(9)	6/21/2023		15.53%	SF+	9.00%	1.00%	6/21/2027	1,007	994	994
			Secured Debt	(9)	6/21/2023		14.53%	SF+	8.00%	1.00%	6/21/2027	4,422	3,689	3,689
			Secured Debt	(9)	6/21/2023		16.53%	SF+	10.00%	1.00%	6/21/2027	4,422	3,689	3,689
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	3,280
													11,645	12,834
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	9,600	8,933	8,933
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,656	1,656
			Warrants	(27)	8/19/2024	59,368							594	594
													11,183	11,183
Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9)	12/31/2020		12.35%	SF+	7.00%		5/9/2027	1,250	1,242	1,250
			Secured Debt		5/9/2024		12.50%				5/9/2027	650	468	650
			Secured Debt		12/31/2020		12.50%				5/9/2027	62,200	62,073	62,200
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	24,640
													70,770	88,740
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14)	4/18/2011		12.00%			12.00%	12/31/2024	4,415	4,415	793
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	12/31/2024	2,116	2,116	380
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	12/31/2024	983	983	177
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	12/31/2024	964	964	173
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	12/31/2024	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	1,828
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock		8/6/2021	1,128							1,128	2,210

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.59%	SF+	6.75%	11.59%	4/8/2026	1,359	1,354	1,231
			Secured Debt	(9)	4/8/2021		11.59%	SF+	6.75%	11.59%	4/8/2026	14,212	14,153	12,877
			Common Equity		8/12/2024	15,562					4/8/2026		—	—
													15,507	14,108
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	2,250	2,235	2,250
			Secured Debt	(23)	6/16/2023		12.63%				6/16/2028	67,661	67,607	67,661
			Preferred Member Units	(8)	8/31/2018	165							1,525	16,180
													71,367	86,091
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	16,800	16,645	16,800
			Common Stock	(8)	9/13/2018	70,000							—	2,060
													16,645	18,860
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	201	201	201
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	1,644
			Preferred Equity		12/31/2022	5,907,649							—	—
													5,085	1,845
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636							4,500	7,450

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021						8/9/2026	—	(7)	(7)
			Secured Debt		8/9/2021		10.00%				8/9/2026	5,601	5,577	5,448
			Preferred Stock	(8)	9/1/2023	261,710							262	262
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													12,232	12,103

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%							3,384	5,641

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	25.00%							4,993	6,791

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	2,592	3,171	5,499
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	1,223	1,465	2,594
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			3,027	3,027
			Preferred Stock		8/21/2018	1,731,044	20.00%			20.00%			2,511	4,272
			Preferred Stock		6/30/2017	2,596,567	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,935,377	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	1,075,992							—	—
													21,765	15,392
Universal Wellhead Services Holdings, LLC	(10)	Provider of Wellhead Equipment, Designs, and Personnel to the Oil & Gas Industry
			Preferred Member Units	(29)	12/7/2016	716,949	14.00%			14.00%			1,032	—
			Member Units	(29)	12/7/2016	4,000,000							4,000	—
													5,032	—
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,722	8,722
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,228	4,228
													12,950	12,950
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	11,644	11,570	11,570
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													15,415	15,415
Subtotal Affiliate Investments (29.1% of net assets at fair value)													$705,425	$784,092
Non-Control Investments
Acumera, Inc.	(10)	Managed Security Service Provider
			Common Equity	(8)	7/2/2024	3,880							—	30

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,900	7,900	7,737
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	19,444	19,414	19,043

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													27,314	26,780
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	980

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(6)	(6)
			Secured Debt	(9)	11/19/2021		13.00%	P+	5.00%		11/19/2026	6,162	6,136	6,162
													6,130	6,156
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	7,248	7,215	6,087
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	11,793	11,731	9,903
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	5,705	5,645	3,809
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	9,283	9,169	6,198
													33,760	25,997
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	3,166	2,989	76
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	15,489	13,757	374
													16,746	450
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9)	7/1/2024		11.88%	SF+	6.75%		7/1/2029	834	637	637
			Secured Debt	(9)	7/1/2024		12.08%	SF+	6.75%		7/1/2029	77,159	75,326	75,326
													75,963	75,963
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	3,965	3,965	3,965
			Secured Debt	(9)	11/6/2023		11.76%	SF+	6.50%	11.76%	11/6/2028	7,826	7,826	7,826
			Preferred Equity		11/6/2023	32,507							14,060	12,552
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													26,085	24,343
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,210

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		11.59%	SF+	6.00%		1/18/2027	756	756	756
			Secured Debt	(9)	1/18/2022		10.59%	SF+	5.00%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		12.59%	SF+	7.00%		1/18/2027	6,660	6,660	6,660

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		1/18/2022	720,000							720	720
													14,796	14,796
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(97)	(97)
			Secured Debt	(9)	12/23/2022		12.06%	SF+	7.25%		12/23/2027	24,228	23,595	24,228
			Common Equity	(8)	12/15/2021	984							965	796
													24,463	24,927
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25)	6/30/2022			SF+	10.25%		6/30/2028	—	(52)	(52)
			Secured Debt	(9)	6/30/2022		15.31%	SF+	10.25%	9.25%	6/30/2028	31,121	30,791	25,986
													30,739	25,934
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	580

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	1/9/2024		13.82%	SF+	8.50%	12.82%	8/28/2025	191	92	174
			Secured Debt	(9)	10/19/2022		15.50%	P+	7.50%	15.00%	8/28/2025	3,454	3,454	3,161
			Secured Debt	(9)	8/28/2020		13.82%	SF+	8.50%	12.82%	8/28/2025	4,055	3,725	3,710
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													8,308	7,045
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25)	5/1/2023			SF+	7.00%		5/1/2028	—	(20)	(20)
			Secured Debt	(9)	5/1/2023		11.48%	SF+	6.00%		5/1/2028	6,357	6,265	6,357
			Secured Debt	(9)	5/1/2023		13.48%	SF+	8.00%		5/1/2028	6,357	6,265	6,357
			Preferred Equity		5/1/2023	571							571	501
			Common Equity		5/1/2023	571							—	—
													13,081	13,195
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (32)	2/1/2024		11.22%	SF+	6.00%		2/1/2029	1,798	1,751	1,798
			Secured Debt	(9) (25)	2/1/2024			SF+	6.00%		2/1/2029	—	(24)	(24)
			Secured Debt	(9)	2/1/2024		11.35%	SF+	6.00%		2/1/2029	26,339	25,879	26,339
			Common Equity		2/1/2024	2,333,333							2,333	3,620

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													29,939	31,733
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	7,056	7,056	750
													7,817	1,511
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,639	3,468
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,300	4,401
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							3,000	3,211
													12,939	11,080
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			SF+	5.00%		6/10/2026	—	(14)	—
			Secured Debt	(9)	6/14/2021		9.95%	SF+	5.00%		6/10/2028	18,766	18,586	18,766
													18,572	18,766
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	2,142,167							2,142	2,227
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	2,227
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	245,926							246	490

Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		11.35%	SF+	6.75%		10/20/2028	38,584	37,908	38,320

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		12.02%	SF+	7.00%		2/7/2027	5,075	4,946	4,756
			Secured Debt	(9)	2/7/2022		12.55%	SF+	7.00%		2/7/2027	36,260	35,911	33,982
			Secured Debt	(9)	6/24/2022		12.55%	SF+	7.00%		2/7/2027	2,009	1,990	1,883
			Secured Debt	(9)	3/27/2023		12.55%	SF+	7.00%		2/7/2027	4,855	4,779	4,550
													47,626	45,171
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,668	2,668	17

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		13.29%	SF+	8.00%		8/6/2026	7,500	7,404	7,340
			Secured Debt	(9) (25)	3/29/2024			SF+	8.00%		8/6/2026	—	(131)	(131)
			Secured Debt	(9)	8/6/2021		13.28%	SF+	8.00%		8/6/2026	18,106	17,969	17,720
													25,242	24,929
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016								—	—

Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024			SF+	6.50%		6/28/2029	1,669	1,586	1,597
			Secured Debt	(9)	6/29/2024		11.45%	SF+	6.50%		6/28/2029	10,704	10,462	10,237
			Secured Debt	(9)	8/15/2024		11.62%	SF+	6.50%		6/28/2029	7,136	6,998	6,825
			Secured Debt	(9)	6/29/2024		11.70%	SF+	6.75%		6/28/2029	32,192	31,432	31,425
													50,478	50,084
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(52)	(52)
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(52)	(52)
			Secured Debt	(9)	12/27/2023		11.49%	SF+	6.75%		6/27/2027	10,969	10,715	10,755
													10,611	10,651
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	5.75%		6/27/2029	—	(287)	(287)
			Secured Debt	(9)	6/27/2024		10.35%	SF+	5.75%		6/27/2029	106,952	104,901	105,615
													104,614	105,328
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	830

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	681
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	681
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.45%	SF+	6.50%	11.45%	12/31/2026	2,253	2,094	2,155

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	12/20/2022		13.45%	SF+	8.50%	13.45%	12/31/2026	2,333	2,100	2,139
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,322	4,354
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9) (32)	11/19/2020		13.10%	SF+	8.00%		10/30/2025	2,826	2,798	2,677
			Secured Debt	(9)	11/19/2020		12.95%	SF+	8.00%		10/30/2025	4,375	4,350	4,146
			Secured Debt	(9)	11/19/2020		12.95%	SF+	8.00%		10/30/2025	8,726	8,672	8,268
			Secured Debt	(9)	4/20/2021		12.95%	SF+	8.00%		10/30/2025	1,810	1,800	1,715
			Secured Debt	(9)	10/14/2021		12.95%	SF+	8.00%		10/30/2025	9,903	9,850	9,382
													27,470	26,188
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.20%	SF+	6.25%		12/29/2027	9,716	9,548	7,967

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,544	1,820
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,982	901
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,230	1,148
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							7,317	6,968
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(30)	8/31/2023	0.27%							3,715	5,371
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,110	1,406
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,312	3,756
													29,210	21,370
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(30)	(30)
			Secured Debt	(9)	4/7/2023		12.70%	SF+	8.00%		4/7/2029	26,114	25,521	26,114
			Common Equity		4/7/2023	649,794							663	910
													26,154	26,994
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	12/22/2021		12.87%	SF+	8.00%		12/22/2026	3,692	3,676	3,692
			Secured Debt	(9)	12/22/2021		12.87%	SF+	8.00%	8.00%	12/22/2026	46,914	46,716	46,914
													50,392	50,606
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt	(8)	6/30/2019		12.00%				12/31/2026	1,810	1,810	1,024
			Common Stock		6/30/2019	10,429							256	—
													2,066	1,024
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	11/10/2023		11.95%	SF+	6.75%		11/10/2028	6,000	5,784	5,895
			Secured Debt	(9)	11/10/2023		11.95%	SF+	6.75%		11/10/2028	32,227	31,434	31,666
			Common Equity		11/10/2023	705,882							706	580
													37,924	38,141
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		11.64%	SF+	6.50%		2/28/2026	2,091	2,078	2,091
			Secured Debt	(9)	10/18/2019		11.99%	SF+	6.50%		2/28/2026	10,564	10,504	10,564
			Secured Debt	(9)	9/15/2023		11.99%	SF+	6.50%		2/28/2026	947	942	947
			Secured Debt	(9)	12/22/2023		11.99%	SF+	6.50%		2/28/2026	226	223	226
			Secured Debt	(9)	8/22/2024		11.25%	SF+	6.50%		2/28/2026	6,091	6,048	6,091
													19,795	19,919
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.08%	SF+	6.00%		9/30/2028	707	693	677
			Secured Debt	(9)	9/30/2022		11.45%	SF+	6.00%		9/30/2028	298	286	286
			Secured Debt	(9)	9/30/2022		10.95%	SF+	6.00%		9/30/2028	3,588	3,539	3,439
													4,518	4,402
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	2,408	2,295	2,295
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	638
			Common Equity		3/7/2024	64,029							—	—
													3,008	2,933
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(38)	(38)
			Secured Debt	(9)	8/1/2022		11.35%	SF+	6.50%		8/1/2027	6,683	6,595	6,683
			Secured Debt	(9) (25)	6/3/2024			SF+	6.50%		8/1/2027	—	(60)	(60)
			Secured Debt	(9)	8/1/2022		11.35%	SF+	6.50%		8/1/2027	16,495	16,308	16,495
			Secured Debt	(9)	6/3/2024		11.35%	SF+	6.50%		8/1/2027	8,060	7,987	8,059
													30,792	31,139
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (25)	7/3/2024			SF+	5.50%		7/3/2029	—	(47)	(47)
			Secured Debt	(9)	7/3/2024		10.82%	SF+	5.50%		7/3/2029	31,057	30,762	30,762
													30,715	30,715

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		11.94%	SF+	6.50%	3.50%	10/23/2026	26,009	26,009	25,616

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		13.84%	SF+	8.25%		12/31/2027	7,200	7,062	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		10.95%	SF+	5.75%		7/30/2026	459	446	459
			Secured Debt	(9)	7/30/2021		10.70%	SF+	5.75%		7/30/2028	10,154	10,068	10,154
			Secured Debt	(9)	7/30/2021		10.70%	SF+	5.75%		7/30/2028	4,916	4,871	4,916
													15,385	15,529
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (32)	6/8/2023		12.08%	SF+	7.00%		6/30/2028	1,186	1,118	1,186
			Secured Debt	(9)	6/8/2023		11.62%	SF+	7.00%		6/30/2028	20,611	20,155	20,611
			Common Equity		6/8/2023	849							1,166	1,080
													22,439	22,877
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.01%	SF+	9.25%	1.50%	7/31/2025	18,648	18,648	17,494

Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(58)	(58)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(49)	(49)
			Secured Debt	(9)	7/19/2023		11.53%	SF+	6.25%		7/19/2029	14,298	13,955	13,557
			Common Equity		7/19/2023	131,100							656	370
													14,504	13,820
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (32)	4/3/2023		13.03%	SF+	8.00%		4/3/2028	790	774	711
			Secured Debt	(9)	4/3/2023		13.27%	SF+	8.00%		4/3/2028	7,252	7,120	6,531
			Secured Debt	(9)	6/14/2023		13.27%	SF+	8.00%		4/3/2028	2,917	2,868	2,627
			Common Equity		4/3/2023	131,569							417	10
													11,179	9,879
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		15.06%	SF+	10.00%	15.22%	8/7/2023	1,998	1,998	1,842
			Secured Debt	(9) (14) (17)	8/7/2019		12.35%	SF+	7.00%	12.35%	8/7/2023	7,313	7,237	11

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		12/7/2021	2,143							—	—
													9,235	1,853
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (32)	8/28/2019		11.29%	SF+	6.50%		8/28/2025	1,037	1,036	991
			Secured Debt	(9)	8/28/2019		11.25%	SF+	6.50%		8/28/2025	16,812	16,776	16,070
													17,812	17,061
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		10.62%	SF+	5.75%		3/25/2027	6,885	6,712	5,783

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.89%	SF+	6.60%	9.43%	4/14/2028	3,090	2,872	850
			Common Equity		4/13/2023	198,743							—	—
													2,872	850
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (25)	5/20/2024			SF+	6.50%		5/17/2029	—	(6)	(6)
			Secured Debt	(9)	5/20/2024		11.09%	SF+	5.50%		5/17/2029	1,735	1,706	1,686
			Secured Debt	(9)	5/20/2024		12.09%	SF+	6.50%		5/17/2029	1,735	1,706	1,686
			Secured Debt	(9)	5/20/2024		13.09%	SF+	7.50%		5/17/2029	1,735	1,706	1,686
													5,112	5,052
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.86%	SF+	7.50%		11/4/2024	803	802	803
			Secured Debt	(9) (26)	2/27/2024		15.28%	SF+	10.00%		11/4/2024	627	623	627
			Secured Debt	(9)	11/8/2021		12.90%	SF+	7.50%		11/4/2024	1,869	1,869	1,869
			Preferred Equity		11/8/2021	2,826,667							110	870
													3,404	4,169
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.75%		6/28/2029	—	(171)	(171)
			Secured Debt	(9)	6/28/2024		11.35%	SF+	6.75%		6/28/2029	61,351	59,880	58,912
													59,709	58,741
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,134	1,134	—
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,091	1,091	—
			Secured Debt	(9)	3/30/2024		13.45%	SF+	8.75%	6.00%	3/29/2029	2,006	2,006	2,006
			Secured Debt	(9)	3/30/2024		13.45%	SF+	8.75%	13.45%	3/29/2029	1,270	1,270	1,270
			Common Stock		8/21/2019	472,579							4,429	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		3/29/2024	5,461,019							200	200
													10,130	3,476
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (32)	12/22/2021		13.37%	SF+	8.00%		12/22/2026	8,424	8,348	7,972
			Secured Debt	(9)	12/22/2021		12.85%	SF+	8.00%		12/22/2026	35,767	35,439	33,846
			Secured Debt	(9)	2/1/2024		12.85%	SF+	8.00%		12/22/2026	3,347	3,269	3,168
			Common Equity		12/22/2021	1,684,211							1,684	210
													48,740	45,196
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	1,028	1,002	773
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	7,410	7,340	5,573
													8,342	6,346
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.11%	SF+	5.00%		5/9/2026	15,566	15,477	15,099

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							1,746	3,199

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		12.43%	SF+	7.25%		12/31/2025	991	991	991
			Secured Debt	(9)	5/2/2019		12.60%	SF+	7.25%		12/31/2025	8,599	8,521	8,599
			Secured Debt	(9)	5/2/2019		12.60%	SF+	7.25%		12/31/2025	5,498	5,448	5,498
			Secured Debt	(9)	11/20/2020		12.60%	SF+	7.25%		12/31/2025	2,885	2,859	2,885
			Secured Debt	(9)	2/26/2021		12.60%	SF+	7.25%		12/31/2025	1,121	1,111	1,121
			Secured Debt	(9)	5/12/2022		12.60%	SF+	7.25%		12/31/2025	11,354	11,249	11,354
													30,179	30,448
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		13.48%	SF+	8.00%	3.00%	8/16/2026	4,059	4,001	3,352

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	24,809	24,539	18,421

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (25)	3/15/2021			SF+	7.50%		3/15/2026	—	(18)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	3/28/2024		12.59%	SF+	7.50%		3/15/2026	19,100	18,915	19,100
													18,897	19,100
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	6.00%		4/3/2028	—	(42)	(42)
			Secured Debt	(9)	4/4/2022		10.95%	SF+	6.00%		4/3/2028	20,728	20,478	20,728
													20,436	20,686
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.56%	SF+	7.00%		12/31/2026	22,495	22,174	20,128

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		11.37%	SF+	6.25%		11/30/2028	1,494	1,458	1,494
			Secured Debt	(9) (26)	11/30/2023		11.33%	SF+	6.25%		11/30/2028	1,318	1,290	1,318
			Secured Debt	(9)	11/30/2023		10.31%	SF+	5.25%		11/30/2028	4,917	4,818	4,917
			Secured Debt	(9)	11/30/2023		12.31%	SF+	7.25%		11/30/2028	4,917	4,814	4,917
			Common Equity		11/30/2023	459,657							460	460
													12,840	13,106
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	4,008	3,970	4,105
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	10,525	10,413	11,637
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	17,742	17,566	17,742
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	112	112	112
			Unsecured Debt		3/15/2024		8.00%			8.00%	6/30/2025	55	55	55
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	105	105	105
			Common Stock		8/30/2022	44,445,814							889	732
													33,110	34,488
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	6.50%		12/18/2026	—	(7)	(7)
			Secured Debt	(9)	12/18/2019		11.98%	SF+	6.50%		12/18/2026	28,424	28,167	28,424
													28,160	28,417
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.50%		12/21/2028	—	(4)	(4)
			Secured Debt	(9)	6/21/2024		12.53%	SF+	7.50%		6/21/2029	26,352	25,614	25,330
													25,610	25,326
OnPoint	(10)	Environmental & Facilities Services
			Secured Debt	(9)	4/1/2024		11.60%	SF+	7.00%		11/16/2027	3,880	3,848	3,848

Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14)	7/8/2013						11/15/2026	4,410	4,410	25

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	7,221

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.50%		6/7/2028	—	(68)	(68)
			Secured Debt	(9)	6/7/2023		11.35%	SF+	6.50%		6/7/2028	6,139	5,994	6,139
			Secured Debt	(9)	6/7/2023		11.60%	SF+	6.50%		6/7/2028	18,279	17,877	18,279
			Common Equity		6/7/2023	1,234							1,234	3,150
													25,037	27,500
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	7,900	7,676	7,900
			Secured Debt	(9)	9/7/2023		10.10%	SF+	5.50%		5/1/2029	754	731	754
			Secured Debt	(9)	1/30/2024		10.10%	SF+	5.50%		5/1/2029	758	741	758
			Secured Debt	(9)	6/28/2024		9.85%	SF+	5.25%		5/1/2029	861	849	861
													9,997	10,273
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		12.19%	SF+	6.75%		8/19/2027	6,838	6,729	6,748
			Secured Debt	(9)	8/19/2022		12.13%	SF+	6.75%		8/19/2027	21,707	21,450	21,419
													28,179	28,167
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (25)	10/2/2023			SF+	8.00%		10/2/2028	—	(39)	(39)
			Secured Debt	(9)	10/2/2023		13.64%	SF+	8.00%		10/2/2028	9,844	9,647	9,844
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	1,320
													12,889	14,373
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (32)	8/24/2023		11.92%	SF+	6.75%		8/24/2028	4,151	4,073	4,087
			Secured Debt	(9)	8/24/2023		12.03%	SF+	6.75%		8/24/2028	34,265	33,363	33,736
			Secured Debt	(9)	9/10/2024		11.86%	SF+	6.75%		8/24/2028	22,240	21,805	21,897
													59,241	59,720
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	8.00%		8/27/2026	—	(6)	—
			Secured Debt	(9)	8/27/2021		12.59%	SF+	7.00%		8/27/2026	3,378	3,332	3,246
			Secured Debt	(9)	8/27/2021		14.59%	SF+	9.00%		8/27/2026	3,378	3,332	3,213
													6,658	6,459

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.79%	SF+	8.00%	2.00%	11/16/2025	5,858	5,846	5,858
			Secured Debt	(9)	7/16/2021		12.79%	SF+	8.00%	2.00%	11/16/2025	7,618	7,581	7,618
													13,427	13,476
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	8/8/2024		10.20%	SF+	5.25%		8/8/2029	53,320	52,918	52,918
			Common Equity		12/10/2021	864							864	835
													53,782	53,753
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		12.46%	SF+	7.50%		7/1/2027	2,491	2,456	2,491
			Secured Debt	(9)	7/1/2022		12.45%	SF+	7.50%		7/1/2027	15,608	15,434	15,608
			Common Stock		7/1/2022	638,710							639	610
													18,529	18,709
Stellant Systems, Inc.	(11)	Manufacturer of Traveling Wave Tubes and Vacuum Electronic Devices
			Secured Debt	(9)	10/22/2021		10.49%	SF+	5.50%		10/1/2028	7,936	7,895	7,896
			Secured Debt	(9)	11/7/2023		10.79%	SF+	5.75%		10/1/2028	9,131	8,913	9,085
													16,808	16,981
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(9)	12/22/2020		10.51%	SF+	5.00%		12/18/2027	14,690	14,516	14,554

Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,410

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(111)	(111)
			Secured Debt	(9)	3/11/2024		11.10%	SF+	6.50%		3/11/2029	34,012	32,960	33,394
			Preferred Equity		3/11/2024	1,218,750							1,219	1,219
													34,068	34,502
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.50%	SF+	7.15%	6.00%	5/2/2027	9,832	3,589	3,933
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,609	3,933

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		11.51%	SF+	6.25%		7/27/2029	43,448	42,622	42,622
			Common Equity		7/29/2024	1,443,299							1,443	1,443
													44,065	44,065
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.75%	SF+	7.50%		4/5/2029	4,000	3,914	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(241)	(241)
			Secured Debt	(9)	11/9/2020		11.51%	SF+	6.00%		11/3/2027	17,699	17,499	17,684
													17,258	17,443
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	3,180

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9) (38)	12/22/2023		12.47%				12/22/2028	5,795	5,666	5,795
			Secured Debt	(9)	12/22/2023		11.96%	SF+	7.00%		12/22/2028	42,181	41,297	42,181
													46,963	47,976
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,570

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(3)	(3)
			Secured Debt	(9)	7/19/2021		12.48%	SF+	7.00%		7/19/2026	2,987	2,965	2,987
			Common Stock		7/19/2021	400,000							400	930
													3,362	3,914
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%				12/17/2026	2,246	2,225	2,124
			Secured Debt		12/17/2021		12.00%				12/17/2026	388	371	367
			Secured Debt		12/17/2021		12.00%				12/17/2026	15,972	15,860	15,107
			Secured Debt		12/17/2021		12.00%				12/17/2026	12,776	12,685	12,084
													31,141	29,682
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	2,387	2,352	2,387

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	10,577	10,446	10,577
			Secured Debt	(9)	11/3/2023		9.60%	SF+	5.00%		3/1/2028	5,264	5,173	5,264
			Common Stock	(8)	3/1/2022	1,541,400							1,541	4,580
													19,512	22,808
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	667	623	640
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	1,874	1,853	1,799
			Secured Debt	(9)	1/16/2024		12.59%	SF+	7.00%		11/19/2026	7,240	7,117	6,948
			Secured Debt	(9)	1/16/2024		14.59%	SF+	9.00%		11/19/2026	7,240	7,117	6,948
													16,710	16,335
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.16%	SF+	5.25%		12/20/2028	23,875	23,593	23,875
			Secured Debt	(9)	12/17/2021		10.63%	SF+	5.25%		12/20/2028	37,538	37,136	37,538
													60,729	61,413
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		12.89%	SF+	7.50%		8/9/2026	10,992	10,814	10,025

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		12.46%	SF+	7.25%	3.50%	12/31/2024	17,306	17,306	16,271
			Secured Debt	(9)	2/11/2022		12.46%	SF+	7.25%	3.50%	12/31/2024	4,338	4,338	4,078
													21,644	20,349
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9) (25)	6/14/2024			SF+	6.00%		6/14/2029	—	(239)	(239)
			Secured Debt	(9)	6/14/2024		10.74%	SF+	6.00%		6/14/2029	5,067	4,807	4,932
			Secured Debt	(9)	6/14/2024		11.26%	SF+	6.00%		6/14/2029	8,003	7,849	7,790
			Secured Debt	(9)	6/14/2024		11.30%	SF+	6.00%		6/14/2029	57,352	56,240	55,826
													68,657	68,309
Subtotal Non-Control/Non-Affiliate Investments (75.1% of net assets at fair value)													$2,097,862	$2,022,386
Total Portfolio Investments, September 30, 2024 (182.4% of net assets at fair value)													$4,265,803	$4,911,054

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management	(36)												$30,519	$30,519
Fidelity Government Fund	(37)												3,912	3,912

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Fidelity Treasury	(31)										944	944
Total money market funds											$35,375	$35,375
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.24%.
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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2024.
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
(25)The position is unfunded and no interest income is being earned as of September 30, 2024. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of September 30, 2024 was approximately 4.60% on the Fidelity Treasury.
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(35)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(36)Effective yield as of September 30, 2024 was approximately 5.02% on the Dreyfus Government Cash Management.
(37)Effective yield as of September 30, 2024 was approximately 4.60% on the Fidelity Government Fund.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)
(38)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. As of September 30, 2024, the facility had contracts running under the terms SOFR+7.00% (Floor 1.00%) and Prime+6.00% (Floor 2.00%). The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio and definitions for the defined terms Middle Market investment portfolio and Other Portfolio). Main Street’s results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and financial position as of September 30, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Main Street’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by LMM companies and debt securities issued by Private Loan companies. Main Street also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments. Main Street’s portfolio may also periodically include short-term portfolio investments that are atypical of Main Street’s LMM and Private Loan portfolio investments as they are intended to be a short-term deployment of capital and are more liquid than investments within the LMM and Private Loan investment portfolios. Main Street’s portfolio investments may be subject to restrictions on resale.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 16 LMM portfolio companies during each of the three months ended September 30, 2024 and 2023, representing 24% and 22% of the total LMM portfolio at fair value as of September 30, 2024 and 2023, respectively. A total of 68 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024, representing 94% of the total LMM portfolio at fair value as of September 30, 2024. Excluding its investments in LMM portfolio companies that, as of September 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 17 and 15 Private Loan portfolio companies during the three months ended September 30, 2024 and 2023, respectively, representing 24% and 25% of the total Private Loan portfolio at fair value as of September 30, 2024 and 2023, respectively. A total of 61 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024, representing 72% of the total Private Loan portfolio at fair value as of September 30, 2024. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (97% and 98% as of September 30, 2024 and December 31, 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 3.3% of Main Street’s Investment Portfolio at fair value as of both September 30, 2024 and December 31, 2023. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of September 30, 2024 and December 31, 2023.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of September 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by Main Street, pursuant to valuation policies and procedures approved and overseen by Main Street’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, the Company had $35.4 million and $15.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2024 and December 31, 2023, cash balances totaling $44.7 million and $40.1 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2024, investments on non-accrual status comprised 1.4% of Main Street’s total Investment Portfolio at fair value and 3.9% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 2.3% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2024 and 2023, (i) 4.4% and 1.9%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2024 and 2023, (i) 3.8% and 2.0%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.4% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$110,551	$99,381	$310,690	$290,045
Dividend income	23,239	21,192	72,718	71,014
Fee income	3,034	2,664	17,178	10,015
Total interest, fee and dividend income	$136,824	$123,237	$400,586	$371,074
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended September 30, 2024 and 2023, 2.2% and 1.9%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the nine months ended September 30, 2024 and 2023, 2.0% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
9.Deferred Compensation Plan
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
10.Income Taxes
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
11.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.
12.Fair Value of Financial Instruments
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
13.Earnings Per Share
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
14.Recently Issued or Adopted Accounting Standards
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in this update require incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods in fiscal years

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

beginning after December 15, 2024. The Company is currently assessing the impact of the new guidance on the consolidated financial statements and the notes thereto.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of the new guidance, but it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of September 30, 2024 and December 31, 2023, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, Main Street did not hold any short-term portfolio investments.

As of September 30, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement, and significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of Main Street’s LMM, Private Loan and Middle Market debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of September 30, 2024 and December 31, 2023:

Type of Investment	Fair Value as of September 30, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,564,812	Discounted cash flow	WACC	9.1% - 22.6%	14.2%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.8x - 8.9x (2)	7.1x	6.4x
Debt investments	$3,221,121	Discounted cash flow	Risk adjusted discount factor (6)	9.8% - 18.9% (2)	13.1%	13.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$125,121	Market approach	Third-party quote	27.5 - 99.9	90.8	94.3
Total Level 3 investments	$4,911,054
____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 7.0% - 31.8%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 7.9x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

(5)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(6)Discount rate includes the effect of the standard SOFR base rate, as applicable.

Type of Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,402,354	Discounted cash flow	WACC	9.7% - 22.7%	14.5%	15.5%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.8x - 8.9x (2)	7.1x	6.4x
Debt investments	$2,720,425	Discounted cash flow	Risk adjusted discount factor (6)	9.8% - 18.0% (2)	12.9%	13.0%
			Expected principal recovery percentage	0.0% - 100.0%	99.7%	100.0%
Debt investments	$163,492	Market approach	Third-party quote	3.0 - 100.0	89.8	92.4
Total Level 3 investments	$4,286,271
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

(5)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(6)Discount rate includes the effect of the standard SOFR base rate, as applicable.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2024
Debt	$2,883,917	$—	$(637,879)	$1,125,074	$5,270	$(48,999)	$18,859	$3,346,242
Equity	1,395,744	—	(37,153)	85,289	(26,567)	158,565	(18,859)	1,557,019
Equity Warrant	6,610	—	—	4,514	(110)	(3,221)	—	7,793
	$4,286,271	$—	$(675,032)	$1,214,877	$(21,407)	$106,345	$—	$4,911,054
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2023
Debt	$2,928,196	$—	$(536,800)	$547,102	$101,276	$(26,869)	$(29,969)	$2,982,936
Equity	1,166,643	—	(40,261)	55,699	2,394	88,079	32,322	1,304,876
Equity Warrant	5,434	—	—	2,091	—	1,961	(2,576)	6,910
	$4,100,273	$—	$(577,061)	$604,892	$103,670	$63,171	$(223)	$4,294,722
____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2024 and December 31, 2023, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,468,794	$—	$—	$2,468,794
Private Loan portfolio investments	1,883,291	—	—	1,883,291
Middle Market portfolio investments	178,194	—	—	178,194
Other Portfolio investments	162,405	—	—	162,405
External Investment Manager	218,370	—	—	218,370
Total investments	$4,911,054	$—	$—	$4,911,054

		Fair Value Measurements
		(in thousands)
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,273,000	$—	$—	$2,273,000
Private Loan portfolio investments	1,453,549	—	—	1,453,549
Middle Market portfolio investments	243,695	—	—	243,695
Other Portfolio investments	141,964	—	—	141,964
External Investment Manager	174,063	—	—	174,063
Total investments	$4,286,271	$—	$—	$4,286,271
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
Main Street’s LMM investment strategy is focused on investments in secured debt and equity in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $125 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rate terms and generally have a term of between five and seven years from the original investment date. Main Street typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a debt investment.
Main Street’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $10 million to $100 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

have a term of between three and seven years from the original investment date. Main Street may have the option to co-invest with the private equity fund in the equity securities of its Private Loan portfolio companies.
Main Street also maintains a legacy portfolio of investments in larger middle market (“ Middle Market”) companies (its “Middle Market investment portfolio”). Main Street’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. Main Street has generally stopped making new Middle Market investments and expects its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. Main Street’s Middle Market debt investments generally range in size from $3 million to $25 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Based upon Main Street’s liquidity and capital structure management activities, Main Street’s Investment Portfolio may also periodically include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be liquidated in one year or less. These short-term portfolio investments are not expected to be a significant portion of the overall Investment Portfolio.
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”) and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended September 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.3 million and $5.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 of $16.8 million and $16.1 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2024 and 2023, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of September 30, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	84	92	17
Fair value	$2,468.8	$1,883.3	$178.2
Cost	$1,924.5	$1,937.7	$218.3
Debt investments as a % of portfolio (at cost)	72.2%	95.9%	88.0%
Equity investments as a % of portfolio (at cost)	27.8%	4.1%	12.0%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	97.6%
Weighted-average annual effective yield (b)	13.0%	12.4%	12.6%
Average EBITDA (c)	$9.6	$35.0	$53.1
____________________
(a)As of September 30, 2024, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on Main Street’s debt portfolio as of September 30, 2024 including debt investments on non-accrual status was 12.3% for its LMM portfolio, 12.0% for its Private Loan portfolio and 10.6% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, five Private Loan portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
____________________
(a)As of December 31, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
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
For the three months ended September 30, 2024 and 2023, Main Street achieved an annualized total return on investments of 17.7% and 16.0%, respectively. For the nine months ended September 30, 2024 and 2023, Main Street achieved an annualized total return on investments of 16.7% and 15.4%, respectively. For the year ended December 31, 2023, Main Street achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of September 30, 2024, Main Street had Other Portfolio investments in 14 entities, collectively totaling $162.4 million in fair value and $155.8 million in cost basis and which comprised 3.3% and 3.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, Main Street had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of Main Street’s Investment Portfolio at fair value and cost, respectively
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2024, this investment had a fair value of $218.4 million and a cost basis of $29.5 million, which comprised 4.4% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31,

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	September 30, 2024	December 31, 2023
First lien debt	83.9%	82.7%
Equity	15.4	16.8
Second lien debt	0.2	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
First lien debt	72.7%	71.6%
Equity	26.7	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2024	December 31, 2023
West	25.3%	25.8%
Midwest	23.1	17.0
Northeast	22.6	22.3
Southwest	14.8	19.7
Southeast	12.4	13.1
Canada	0.3	0.4
Other Non-United States	1.5	1.7
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
West	24.7%	25.4%
Midwest	23.8	18.1
Northeast	21.6	21.3
Southwest	17.6	22.0
Southeast	10.6	11.3
Canada	0.3	0.3
Other Non-United States	1.4	1.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2024	December 31, 2023
Professional Services	7.7%	6.0%
Machinery	7.6	7.7
Internet Software & Services	7.1	7.6
Electrical Equipment	5.3	1.6
Commercial Services & Supplies	4.8	4.5
Diversified Consumer Services	4.3	4.9
Health Care Providers & Services	4.2	5.4
Auto Components	4.0	1.6
Distributors	4.0	4.3
IT Services	3.9	5.0
Construction & Engineering	3.8	4.9
Containers & Packaging	3.8	3.8
Energy Equipment & Services	3.1	2.7
Textiles, Apparel & Luxury Goods	2.8	3.2
Tobacco	2.8	3.1
Leisure Equipment & Products	2.4	3.1
Computers & Peripherals	2.2	2.7
Software	2.2	2.0
Specialty Retail	2.2	2.1
Aerospace & Defense	2.0	2.9
Media	1.8	2.4
Food Products	1.7	1.6
Food & Staples Retailing	1.6	1.6
Building Products	1.5	1.7
Diversified Financial Services	1.4	1.7
Chemicals	1.3	1.0
Electronic Equipment, Instruments & Components	1.3	1.5
Hotels, Restaurants & Leisure	1.2	1.1
Internet & Catalog Retail	1.2	1.3
Communications Equipment	1.1	1.2
Health Care Equipment & Supplies	1.1	1.3
Household Products	0.8	1.0
Other (1)	3.8	3.5
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2024	December 31, 2023
Machinery	9.2%	8.8%
Professional Services	8.3	6.5
Diversified Consumer Services	6.1	7.1
Internet Software & Services	6.0	6.2
Electrical Equipment	4.9	1.7
Construction & Engineering	4.2	5.1
Distributors	4.2	4.5
Health Care Providers & Services	4.2	5.0
Commercial Services & Supplies	4.1	3.9
Computers & Peripherals	3.9	4.4
Containers & Packaging	3.8	3.9
IT Services	3.7	4.6
Auto Components	3.6	1.5
Energy Equipment & Services	3.0	2.5
Tobacco	3.0	3.2
Specialty Retail	2.7	2.7
Software	2.2	2.1
Media	2.0	2.7
Aerospace & Defense	1.9	2.7
Textiles, Apparel & Luxury Goods	1.9	2.6
Leisure Equipment & Products	1.8	2.5
Food Products	1.6	1.5
Building Products	1.4	1.5
Diversified Financial Services	1.3	1.6
Food & Staples Retailing	1.3	1.2
Chemicals	1.2	0.9
Internet & Catalog Retail	1.0	1.2
Air Freight & Logistics	0.9	1.1
Health Care Equipment & Supplies	0.9	1.0
Construction Materials	0.3	1.0
Other (1)	5.4%	4.8%
	100.0%	100.0%
____________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of September 30, 2024 and December 31, 2023, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of September 30, 2024 and December 31, 2023, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2024 and 2023, the total contribution to Main Street’s net investment income was $7.9 million and $7.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the total contribution to Main Street’s net investment income was $25.6 million and $24.2 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 is as follows:

	As of September 30, 2024	As of December 31, 2023
	(dollars in thousands)
Accounts receivable - advisory clients	$8,910	$10,777
Intangible Asset	29,500	29,500
Total assets	$38,410	$40,277

Accounts payable to MSCC and its subsidiaries	$6,360	$7,551
Dividend payable to MSCC and its subsidiaries	2,550	3,226
Equity	29,500	29,500
Total liabilities and equity	$38,410	$40,277

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Management fee income	$6,115	$5,653	$17,718	$16,667
Incentive fees	2,393	2,627	10,376	9,594
Administrative services fees	162	154	476	456
Total revenues	8,670	8,434	28,570	26,717
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,534)	(4,620)	(14,388)	(13,785)
Other G&A expenses	(788)	(784)	(2,379)	(2,304)
Total allocated expenses	(5,322)	(5,404)	(16,767)	(16,089)
Other direct G&A expenses	(63)	(229)	(87)	(229)
Total expenses	(5,385)	(5,633)	(16,854)	(16,318)
Pre-tax income	3,285	2,801	11,716	10,399
Tax expense	(735)	(633)	(2,853)	(2,316)
Net income	$2,550	$2,168	$8,863	$8,083

NOTE E — DEBT
Summary of Main Street’s debt as of September 30, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$300,000	$—	$300,000	$300,000
SPV Facility	160,000	—	160,000	160,000
July 2026 Notes	500,000	(943)	499,057	479,325
June 2027 Notes	400,000	1,136	401,136	409,260
March 2029 Notes	350,000	(3,178)	346,822	365,862
SBIC Debentures	350,000	(6,878)	343,122	285,982
December 2025 Notes	150,000	(647)	149,353	151,104
Total Debt	$2,210,000	$(10,510)	$2,199,490	$2,151,533
____________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the July 2026 Notes, June 2027 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
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
Summarized interest expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Corporate Facility	$8,551	$7,157	$20,071	$21,666
SPV Facility	3,941	3,665	8,715	10,605
July 2026 Notes	3,882	3,882	11,645	11,645
June 2027 Notes	5,316	—	6,790	—
March 2029 Notes	6,261	—	18,008	—
SBIC Debentures	2,492	2,965	7,472	8,435
December 2025 Notes	3,031	3,031	9,092	8,673
May 2024 Notes	—	5,714	7,618	17,141
Total Interest Expense	$33,474	$26,414	$89,411	$78,165

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A summary of Main Street’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Weighted-average borrowings outstanding	$2,194.5	$1,968.5	$2,046.6	$1,986.0
Weighted-average effective interest rate	6.1%	5.4%	5.8%	5.3%
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
As of September 30, 2024, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2024, the interest rate for borrowings on the Corporate Facility was 7.2%. The average interest rate for borrowings under the Corporate Facility was 7.3% and 7.2% for the three months ended September 30, 2024 and 2023, respectively, and 7.3% and 6.9% for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains the SPV Facility to finance its investment and operational activities. In September 2024, Main Street entered into an amendment to the SPV Facility to, among other things: (i) increase the total commitments from $430.0 million to $600.0 million, (ii) increase the accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million, (iii) extend the revolving period from November 2025 to September 2027, (iv) extend the final maturity date from November 2027 to September 2029 and (v) decrease the interest rate to one-month term SOFR plus an applicable margin of (a) 2.35% during the revolving period (from 2.50% plus a 0.10% credit spread adjustment, or 2.60% in total), (b) 2.475% for the first year following the end of the revolving period (from 2.625%) and (c) 2.60% for the second year following the end of the revolving period (from 2.75%).
As of September 30, 2024, the SPV Facility included total commitments of $600.0 million from a diversified group of six lenders. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month term SOFR in effect, plus an applicable margin of 2.35% during the revolving period and 2.475% and 2.60% during the first and

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2024, the interest rate for borrowings on the SPV Facility was 7.6%. The average interest rate for borrowings under the SPV Facility was 7.9% for each of the three months ended September 30, 2024 and 2023, and 7.9% and 7.5% for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of September 30, 2024 and December 31, 2023 are as follows:
Balance Sheets
(dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $330,858 and $315,373 as of September 30, 2024 and December 31, 2023, respectively)	$329,228	$317,392
Cash and cash equivalents	7,618	12,817
Interest and dividend receivable and other assets	3,514	2,956
Receivable for securities sold	—	—
Deferred financing costs (net of accumulated amortization of $1,516 and $783 as of September 30, 2024 and December 31, 2023, respectively)	6,855	3,829
Total assets	347,215	336,994
LIABILITIES
SPV Facility	$160,000	$160,000
Accounts payable and other liabilities to affiliates	—	7,170
Interest payable	1,179	1,135
Total liabilities	161,179	168,305
NET ASSETS
Contributed capital	136,744	138,163
Total undistributed earnings	49,292	30,526
Total net assets	186,036	168,689
Total liabilities and net assets	$347,215	$336,994

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and nine months ended September 30, 2024 and 2023 are as follows:
Statements of Operations
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$11,179	$10,615	$32,365	$29,205
Total investment income	11,179	10,615	32,365	29,205
EXPENSES:
Interest	(3,941)	(3,666)	(8,715)	(10,605)
Management Fee to MSCC	(418)	(421)	(1,218)	(1,107)
General and administrative	(20)	(55)	(56)	(105)
Total expenses	(4,379)	(4,142)	(9,989)	(11,817)
NET INVESTMENT INCOME	6,800	6,473	22,376	17,388
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(2,403)	(1)	(3,649)	563
Total net unrealized appreciation (depreciation)	(2,403)	(1)	(3,649)	563
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,397	$6,472	$18,727	$17,951
July 2026 Notes
In January 2021, Main Street issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”) at an issue price of 99.004%. Subsequently, in October 2021, Main Street issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes at an issue price of 101.741%. The July 2026 Notes issued in October 2021 have identical terms as, and are a part of a single series with, the July 2026 Notes issued in January 2021. The July 2026 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The July 2026 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions. The July 2026 Notes bear interest at a rate of 3.00% per year payable semiannually on January 14 and July 14 of each year.
As of September 30, 2024, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
June 2027 Notes
In June 2024, Main Street issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”) at an issue price of 99.793%. Subsequently, in September 2024, Main Street issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The $400.0 million of outstanding June 2027 Notes bear interest at 6.50% per year with a yield-to-maturity of 6.34%. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The June 2027 Notes are unsecured obligations and rank pari passu with Main Street’s current and future unsecured indebtedness. The June 2027 Notes may be redeemed in whole or in part at any time at Main Street’s option subject to certain make-whole provisions.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The June 2027 Notes bear interest at a rate of 6.50% per year payable semiannually on June 4 and December 4 of each year.
As of September 30, 2024, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
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
As of September 30, 2024, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In March 2024, Main Street repaid $63.8 million of SBIC debentures that had reached maturity, which reduced the total outstanding SBIC debentures to $286.2 million. Subsequently, in September 2024, Main Street borrowed an additional $63.8 million of SBIC debentures, which increased the total outstanding SBIC debentures to $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both September 30, 2024 and December 31, 2023. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.3% and 3.0% as of September 30, 2024 and December 31, 2023, respectively. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of September 30, 2024 was 5.9 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of September 30, 2024, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $170.2 million that was net of unamortized debt issuance costs of $4.8 million and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $172.9 million that was net of unamortized debt issuance costs of $2.1 million.
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
As of September 30, 2024, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of December 31, 2023.
NOTE F — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of Main Street for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Per Share Data:	2024	2023
NAV as of the beginning of the period	$29.20	$26.86
Net investment income (1)	3.07	3.07
Net realized gain (loss) (1)(2)	0.20	(1.27)
Net unrealized appreciation (1)(2)	0.99	2.06
Income tax provision (1)(2)	(0.39)	(0.29)
Net increase in net assets resulting from operations (1)	3.87	3.57
Dividends paid from net investment income	(3.08)	(2.72)
Dividends paid	(3.08)	(2.72)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.50	0.58
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.11	0.08
Other (3)	(0.03)	(0.03)
NAV as of the end of the period	$30.57	$28.33
Market value as of the end of the period	$50.14	$40.63
Shares outstanding as of the end of the period	88,059,787	83,677,488
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
NAV as of the end of the period	$2,692,254	$2,370,807
Average NAV	$2,566,145	$2,226,816
Average outstanding debt	$2,091,920	$1,989,900
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	6.61%	6.54%
Ratio of operating expenses to average NAV (2)(3)	5.30%	5.49%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.81%	1.98%
Ratio of net investment income to average NAV (2)	10.32%	11.18%
Portfolio turnover ratio (2)	15.62%	11.17%
Total investment return (2)(4)	23.65%	17.72%
Total return based on change in NAV (2)(5)	13.48%	13.72%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $16.8 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. Main Street paid regular monthly dividends of $0.245 per share, totaling $64.2 million, or $0.735 per share, for the three months ended September 30, 2024, and $187.4 million, or $2.175 per share, for the nine months ended September 30, 2024, compared to total regular monthly dividends of $57.0 million, or $0.69 per share, for the three months ended September 30, 2023, and $164.9 million, or $2.04 per share, for the nine months ended September 30, 2023. Main Street also paid a supplemental dividend of $26.4 million, or $0.30 per share, during the three months ended September 30, 2024, and $78.0 million, or $0.90 per share during the nine months ended September 30, 2024, compared to supplemental dividends paid of $23.0 million, or $0.275 per share, during the three months ended September 30, 2023, and $55.3 million, or $0.675 per share, during the nine months ended September 30, 2023.
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$333,847	$289,366
Book-tax difference from share-based compensation expense	(5,256)	(3,771)
Net unrealized appreciation	(85,431)	(167,070)
Income tax provision	33,719	23,353
Pre-tax book (income) loss not consolidated for tax purposes	(72,335)	31,454
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	35,962	48,411
Estimated taxable income (1)	240,506	221,743
Taxable income earned in prior year and carried forward for distribution in current year	56,142	49,216
Taxable income earned prior to period end and carried forward for distribution next period	(51,664)	(68,340)
Dividend payable as of period end and paid in the following period	21,575	19,664
Total distributions accrued or paid to common stockholders	$266,559	$222,283
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
The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Current tax expense (benefit):
Federal	$374	$(5)	$1,031	$293
State	1,625	937	3,502	2,226
Excise	458	324	1,652	2,144
Total current tax expense	2,457	1,256	6,185	4,663
Deferred tax expense (benefit):
Federal	9,339	4,659	25,857	16,909
State	(87)	678	1,677	1,781
Total deferred tax expense	9,252	5,337	27,534	18,690

Total income tax provision	$11,709	$6,593	$33,719	$23,353
The net deferred tax liability as of September 30, 2024 and December 31, 2023 was $91.4 million and $63.9 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of September 30, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in various taxable years from 2036 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 15,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the nine months ended September 30, 2024, Main Street sold 2,319,780 shares of its common stock at a weighted-average price of $49.48 per share and raised $114.8 million of gross proceeds under the ATM Program. Net proceeds were $113.3 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2024, sales transactions representing 2,463 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of September 30, 2024, 2,993,444 shares remained available for sale under the ATM Program.

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
Summarized DRIP information for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
DRIP participation	$26,530	$22,791
Shares issued for DRIP	552,691	574,323

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2024.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,048,103)
Restricted stock available for issuance as of September 30, 2024	3,951,897
As of September 30, 2024, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(11,065)
Restricted stock available for issuance as of September 30, 2024	288,935
For the three months ended September 30, 2024 and 2023, Main Street recognized total share-based compensation expense of $4.9 million and $4.2 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the nine months ended September 30, 2024 and 2023, Main Street recognized total share-based compensation expense of $13.9 million and $12.4 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2023	958,225		$40.48
Granted (1)	521,594		46.98
Vested (1)(2)	(407,642)		40.62
Forfeited	(33,264)		42.81
Non-vested, September 30, 2024	1,038,913		$43.61
Aggregate intrinsic value as of September 30, 2024 (in thousands)	$52,091	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 155,049 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of September 30, 2024 and $50.14 per share, the closing price of our common stock on September 30, 2024.

The total fair value of RSAs that vested during the nine months ended September 30, 2024 and 2023, was $16.6 million and $15.6 million, respectively.
As of September 30, 2024, there was $35.5 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.6 years as of September 30, 2024.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE K — COMMITMENTS AND CONTINGENCIES
As of September 30, 2024, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$2,000
Brightwood Capital Fund III, LP	65
2,065

EnCap Equity - Fund XII, LP	6,285

Harris Preston Fund Investments
HPEP 4, L.P.	7,495
HPEP 3, L.P.	1,308
8,803

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	4,966

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	5,000
UnionRock Energy Fund II, LP	1,969
6,969

Total Equity Commitments (1)(2)	$29,838

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

MS Private Loan Fund II, LP	$66,500
ZRG Partners, LLC	29,897
HEADLANDS OP-CO LLC	16,875
Creative Foam Corporation	15,375
MS Private Loan Fund I, LP	10,000
Ansira Partners II, LLC	7,507
Computer Data Source, LLC	7,500
JDC Power Services, LLC	7,263
South Coast Terminals Holdings, LLC	7,160
CQ Fluency, LLC	6,750
Insight Borrower Corporation (Industrial Physics)	6,688
Veregy Consolidated, Inc.	5,875

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

SI East, LLC (Stavig)	5,250
Gulf Manufacturing, LLC	5,000
Pearl Meyer Topco LLC	5,000
Hornblower Sub, LLC	4,869
California Splendor Holdings LLC	4,487
Cody Pools, Inc.	4,214
BP Loenbro Holdings Inc.	4,196
Bettercloud, Inc.	4,189
AVEX Aviation Holdings, LLC	3,684
Sales Performance International, LLC	3,655
Mako Steel, LP	3,651
Microbe Formulas, LLC	3,601
Johnson Downie Opco, LLC	3,600
Titan Meter Midco Corp.	3,598
VVS Holdco LLC	3,200
Power System Solutions	3,085
Garyline, LLC	2,824
MetalForming AcquireCo, LLC	2,795
PTL US Bidco, Inc	2,703
Winter Services LLC	2,667
Centre Technologies Holdings, LLC	2,400
IG Investor, LLC (Ira Green)	2,400
Burning Glass Intermediate Holding Company, Inc.	2,397
IG Parent Corporation (Infogain)	2,041
NexRev LLC	2,040
Career Team Holdings, LLC	2,025
The Affiliati Network, LLC	2,000
Cybermedia Technologies, LLC	2,000
Buca C, LLC	1,981
PurgeRite, LLC	1,969
Coregistics Buyer LLC (Belvika)	1,908
Elgin AcquireCo, LLC	1,877
Imaging Business Machines, L.L.C.	1,779
NinjaTrader, LLC	1,750
Batjer TopCo, LLC	1,620
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Bond Brand Loyalty ULC	1,427
Bluestem Brands, Inc.	1,335
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Nebraska Vet AcquireCo, LLC (NVS)	1,250
Gamber-Johnson Holdings, LLC	1,200

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Clad-Rex Steel, LLC	1,200
Channel Partners Intermediateco, LLC	1,139
ATS Operating, LLC	1,044
Mystic Logistics Holdings, LLC	800
ASK (Analytical Systems Keco Holdings, LLC)	800
Orttech Holdings, LLC	800
Barfly Ventures, LLC	760
ArborWorks, LLC	720
SPAU Holdings, LLC	703
Eastern Wholesale Fence LLC	520
Jensen Jewelers of Idaho, LLC	500
Island Pump and Tank, LLC	456
Gulf Publishing Holdings, LLC	400
Wall Street Prep, Inc.	400
GULF PACIFIC ACQUISITION, LLC	303
Roof Opco (Apple Roof), LLC	233
Mini Melts of America, LLC	230
GRT Rubber Technologies LLC	204
AAC Holdings, Inc.	200
GS HVAM Intermediate, LLC	182
LL Management, Inc.(Lab Logistics)	165
Obra Capital, Inc.	148
Inspire Aesthetics Management, LLC	50
Invincible Boat Company, LLC.	42

Total Loan Commitments	$320,115

Total Commitments	$349,953
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2024.

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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of September 30, 2024, Main Street had a receivable of $9.0 million due from the External Investment Manager, which included (i) $6.4 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.6 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In May 2023, Main Street purchased 255,755 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2023 dividend on such date. In August 2023, Main Street purchased an additional 348,542 shares of MSC Income’s common stock from MSC Income at the share price at which shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2023 dividend. In September 2023, Main Street purchased an additional 115,385 shares of MSC Income’s common stock at a price of $6.50 per share in the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3.5 million of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023. In October 2023 Main Street purchased 475,888 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for MSC Income’s October 2023 dividend on such date. In January 2024, Main Street purchased 314,070 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its January 2024 dividend on such date. In May 2024, Main Street purchased 315,259 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its May 2024 dividend on such date. In August 2024, Main Street purchased 250,627 shares of MSC Income’s common stock from MSC Income at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its August 2024 dividend on such date. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of September 30, 2024, Main Street owned 2,170,223 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of September 30, 2024, Main Street has funded $14.2 million of its limited partner commitment and Main Street’s unfunded commitment was $0.8 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2024, there were no borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of September 30, 2024, Main Street has funded $7.4 million of its limited partner commitment and Main Street’s unfunded commitment was $5.0 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.5% per annum, subject to a 2.0% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of September 30, 2024, there were $33.5 million of borrowings outstanding under the PL Fund II 2023 Note.

As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of September 30, 2024, $24.7 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of September 30, 2024, $9.2 million was deferred into phantom Main Street stock units, representing 183,990 shares of Main Street’s common stock. In addition, as of September 30, 2024, the Company had $15.5 million of funded investments from deferred compensation in trust, including $2.1 million in the Private Loan Fund and $3.1 million in the Private Loan Fund II.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE M — SUBSEQUENT EVENTS
Our management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In November 2024, Main Street declared a supplemental dividend of $0.30 per share payable in December 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.245 per share for each of October, November and December 2024, or total regular monthly dividends of $0.735 per share for the fourth quarter of 2024.
In November 2024, Main Street also declared regular monthly dividends of $0.25 per share for each month of January, February and March of 2025. These regular monthly dividends equal a total of $0.75 per share for the first quarter of 2025, representing a 4.2% increase from the regular monthly dividends paid in the first quarter of 2024. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2024 and first quarter of 2025, Main Street will have paid $43.675 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	$—	$—	$5	$219	$—	$219	$—
	13.75%				Secured Debt	(8)	—	—	551	4,084	310	300	4,094
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	850	—	4,860	850	—	5,710
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.35%	SF+	10.00%		Secured Debt	(9)	—	—	631	5,498	14	372	5,140
					Preferred Member Units	(9)	—	(190)	90	5,620	—	189	5,431
Café Brazil, LLC					Member Units	(8)	—	(520)	30	1,980	—	520	1,460
California Splendor Holdings LLC	14.00%			4.00%	Secured Debt	(9)	—	(79)	3,098	27,655	594	79	28,170
	14.00%			4.00%	Secured Debt	(9)	—	—	49	—	1,487	—	1,487
					Preferred Member Units	(9)	—	893	188	15,695	6,520	—	22,215
	15.00%			15.00%	Preferred Member Units	(9)	—	—	940	4,601	5,940	—	10,541
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(5)	—	138	709	8,422	109	1,400	7,131
	10.00%				Secured Debt	(5)	—	—	75	1,004	—	29	975
					Member Units	(5)	—	3,640	585	5,200	3,640	—	8,840
					Member Units	(5)	—	(179)	—	1,129	—	179	950
Cody Pools, Inc.					Secured Debt (12)	(8)	—	3	38	—	1,264	1,264	—
	12.50%				Secured Debt	(8)	—	(9)	3,887	42,073	9	2,219	39,863
					Preferred Member Units	(8)	—	(2,510)	1,568	72,470	—	2,510	69,960
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.35%	SF+	9.00%		Secured Debt	(9)	—	—	368	3,454	—	352	3,102
					Preferred Member Units	(9)	—	(1,305)	—	14,450	1,545	1,305	14,690
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	8	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	2,804	28,389	52	1,338	27,103
					Preferred Member Units	(6)	—	280	1,104	15,000	280	—	15,280
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	20	447	451	540	358
	10.00%				Secured Debt	(8)	—	112	736	7,587	221	203	7,605
					Preferred Member Units	(8)	—	320	—	70	320	—	390
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(22)	70	1,233	1,722	2,955	—
	14.00%				Secured Debt	(9)	—	(33)	2,682	25,543	33	1,264	24,312
					Preferred Stock	(9)	—	(1,460)	—	20,740	—	1,460	19,280
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	7	(7)	1	—	(6)
	12.00%				Secured Debt	(5)	—	—	1,702	18,632	32	704	17,960
	9.00%				Secured Debt	(5)	—	—	427	6,252	2	36	6,218
					Common Stock	(5)	—	(360)	—	6,090	—	360	5,730
					Common Stock	(5)	—	1,330	—	1,670	1,330	—	3,000
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	10.00%	SF+	7.00%		Secured Debt	(5)	—	(78)	4,023	54,078	78	5,678	48,478
					Member Units	(5)	—	10,660	5,409	96,710	10,660	—	107,370
GRT Rubber Technologies LLC	11.35%	SF+	6.00%		Secured Debt (12)	(8)	—	2	256	2,400	746	—	3,146
	13.35%	SF+	8.00%		Secured Debt	(8)	—	(35)	4,184	40,493	35	35	40,493
					Member Units	(8)	—	—	188	44,440	—	—	44,440

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(882)	76	2,284	—	882	1,402
					Preferred Equity	(8)	—	(2,460)	—	2,460	—	2,460	—
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	61	(35)	1,605	—	1,570
	13.00%				Secured Debt	(6)	—	—	3,662	36,934	62	1,320	35,676
					Common Equity	(6)	—	470	—	14,400	470	—	14,870
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	3	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	—	219	1,998	—	348	1,650
					Member Units	(9)	—	(600)	1,082	12,420	—	600	11,820
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	1,698	19,774	10	3,200	16,584
	9.00%				Secured Debt	(5)	—	—	264	3,805	164	32	3,937
					Preferred Equity	(5)	—	2,550	—	9,690	2,550	—	12,240
					Member Units	(5)	—	(240)	95	2,730	—	240	2,490
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	9	—	—	14	(14)
	10.75%				Secured Debt	(7)	—	—	2,004	23,623	42	1,146	22,519
	8.00%			8.00%	Preferred Equity	(7)	—	355	—	6,035	355	119	6,271
					Common Stock	(7)	—	2,480	481	1,500	2,480	—	3,980
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	(3,482)	557	5,022	—	3,642	1,380
					Preferred Member Units	(5)	—	(330)	—	330	—	330	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	44,307	8,862	174,063	44,307	—	218,370
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	16	441	5,746	—	—	5,746
					Common Stock	(6)	—	(290)	2,941	26,390	—	290	26,100
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(30)	1,116	12,750	30	2,780	10,000
					Preferred Member Units	(8)	—	22,160	4,275	36,380	22,160	—	58,540
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	14.23%	SF+	8.75%		Secured Debt	(8)	—	(53)	2,135	19,877	53	2,473	17,457
					Common Stock	(8)	—	(680)	24	16,980	—	680	16,300
					Common Stock	(8)	—	146	—	368	146	—	514
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	601	5,829	18	—	5,847
					Preferred Member Units	(8)	—	790	737	10,750	790	—	11,540
					Common Stock	(8)	—	40	—	510	40	—	550
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	8	(26)	2	—	(24)
	12.50%			10.00%	Secured Debt	(9)	—	(14,949)	1,083	30,798	18	15,399	15,417
					Preferred Equity	(9)	—	—	6	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	4	—	—	—	—
	13.50%				Secured Debt	(7)	—	64	809	7,920	—	—	7,920
					Common Stock	(7)	—	(3,240)	87	12,740	—	3,240	9,500
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	160	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	4,421	—	7,250	4,422	4,212	7,460

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	41	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	49	945	—	—	945
	14.00%				Secured Debt	(8)	—	(1,109)	293	2,080	—	1,110	970
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	57	2,846	278	6,050	2,903	57	8,896
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	60	—	315	60	—	375
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	—	441	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	818	88	1,869	2,318	—	4,187
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	40	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	164	1,597	1	—	1,598
					Preferred Member Units	(8)	—	(196)	—	266	—	196	70
					Member Units	(8)	—	(100)	—	100	—	100	—
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(281)	—	328	167	281	214
	5.00%				Secured Debt	(9)	—	(187)	—	473	—	187	286
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	38	711	—	—	711
					Member Units	(5)	—	1,220	—	4,140	1,220	—	5,360
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(6)	30	—	451	6	445
	10.00%				Secured Debt (12)	(8)	—	—	21	270	—	—	270
	10.00%				Secured Debt	(8)	—	(67)	821	10,575	16	67	10,524
					Preferred Stock	(8)	—	(990)	643	6,150	—	990	5,160
Bolder Panther Group, LLC	13.27%	SF+	8.02%		Secured Debt	(9)	—	(63)	10,313	96,556	7,599	1,916	102,239
	8.00%				Class B Preferred Member Units	(9)	—	3,690	2,450	31,020	3,690	—	34,710
					Secured Debt	(9)	—	—	116	—	—	—	—
Bridge Capital Solutions Corporation					Secured Debt	(6)	—	—	767	8,813	—	8,813	—
					Secured Debt	(6)	—	—	87	1,000	—	1,000	—
					Preferred Member Units	(6)	—	(1,000)	75	1,000	—	1,000	—
					Warrants	(6)	—	(1,808)	—	1,808	—	1,808	—
					Warrants	(6)	—	(2,482)	—	2,482	—	2,482	—
CBT Nuggets, LLC					Member Units	(9)	—	(590)	1,647	50,130	—	590	49,540
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	9	—	—	—	—
	15.35%	SF+	10.00%		Secured Debt	(8)	—	207	2,206	—	21,974	1,512	20,462
					Secured Debt	(8)	—	(62)	281	17,574	—	17,574	—
					Preferred Member Units	(8)	—	920	90	11,040	920	—	11,960
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(67)	74	—	67	67	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(1)	1,603	15,620	1	1	15,620

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Member Units	(8)	—	1,210	3,875	29,320	1,210	—	30,530
					Member Units	(8)	—	360	69	2,860	360	—	3,220
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(366)	793	5,694	366	366	5,694
					Preferred Member Units	(5)	—	(110)	483	15,690	—	110	15,580
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	6	—	—	—	—
	12.00%				Secured Debt	(6)	—	370	1,797	21,627	423	5,825	16,225
					Preferred Member Units	(6)	—	(1,440)	1,440	2,400	—	2,400	—
					Preferred Member Units	(6)	—	5,440	2,239	7,680	5,440	—	13,120
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	117	—	2,378	2,400	(22)
	13.50%				Secured Debt	(5)	—	—	1,793	17,034	25	—	17,059
					Preferred Equity	(5)	—	496	180	7,454	497	—	7,951
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	38	530
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	1,641	14,690	47	1,926	12,811
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Garreco, LLC		SF+	8.00%		Secured Debt	(8)	—	—	92	3,088	—	3,088	—
					Member Units	(8)	—	480	57	1,580	480	—	2,060
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	1,970	—	4,660	1,970	—	6,630
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,360	25,483	43	899	24,627
					Preferred Equity	(9)	—	287	752	10,741	539	—	11,280
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(11)	313	4,700	11	711	4,000
					Member Units	(5)	—	2,050	1,906	22,770	2,050	—	24,820
MS Private Loan Fund I, LP					Secured Debt (12)	(8)	—	—	44	—	16,500	16,500	—
					LP Interests (12)	(8)	—	(248)	1,455	14,527	—	248	14,279
MS Private Loan Fund II, LP	8.75%	SF+	3.50%		Secured Debt (12)	(8)	—	—	2,544	23,367	42,060	32,000	33,427
					LP Interests (12)	(8)	—	252	194	1,561	6,140	—	7,701
MSC Income Fund, Inc.					Common Equity	(8)	—	(271)	1,259	10,025	7,000	271	16,754
NAPCO Precast, LLC					Member Units	(8)	—	(1,980)	95	11,730	—	1,980	9,750
Nello Industries Investco, LLC	11.75%	SF+	6.50%		Secured Debt (12)	(5)	—	—	526	—	16,774	2,400	14,374
	13.50%				Secured Debt	(5)	—	—	1,684	—	26,945	—	26,945
					Common Equity	(5)	—	—	220	—	12,120	—	12,120
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	98	—	3,160	1,200	1,960
	10.00%				Secured Debt	(8)	—	21	785	9,751	60	—	9,811
					Preferred Member Units	(8)	—	3,500	645	6,350	3,500	—	9,850
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	190	2,080	—	—	2,080
					Member Units	(5)	—	538	—	1,466	538	—	2,004
					Member Units	(5)	—	22	—	53	22	—	75
NuStep, LLC	11.85%	SF+	6.50%		Secured Debt	(5)	—	—	332	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	1,693	18,426	10	—	18,436
					Preferred Member Units	(5)	—	390	—	9,240	1,420	—	10,660
					Preferred Member Units	(5)	—	90	—	5,150	610	—	5,760
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.35%	SF+	11.00%		Secured Debt	(5)	—	(34)	2,785	22,040	34	114	21,960
					Preferred Stock	(5)	—	(2,370)	388	17,050	—	2,370	14,680
Pearl Meyer Topco LLC					Secured Debt	(6)	—	(1)	339	3,500	1,501	5,001	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	12.00%				Secured Debt	(6)	—	148	2,915	20,000	23,219	—	43,219
	12.00%				Secured Debt	(6)	—	(18)	2,546	27,681	18	18	27,681
					Preferred Equity	(6)	—	16,450	8,800	44,090	16,450	—	60,540
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	13	14	444	16	460	—
	13.00%				Secured Debt	(8)	—	243	3,046	30,339	301	1,600	29,040
					Preferred Equity	(8)	—	4,820	1,721	12,540	4,820	—	17,360
River Aggregates, LLC					Member Units	(8)	(409)	80	—	3,710	80	—	3,790
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	56	1,726	—	—	1,726
	12.00%			12.00%	Secured Debt	(9)	—	(9,605)	461	14,262	—	9,605	4,657
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(1,224)	—	4,734	—	1,224	3,510
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	12	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	2,457	28,035	47	1,160	26,922
					Preferred Equity	(5)	—	—	320	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	3,694	2,723	58,515	—	—	—
Total Control investments							$(352)	$88,007	$152,572	$2,006,698	$358,982	$202,589	$2,104,576
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$229	$—	$996	$230	$—	$1,226
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(2)	67	418	82	2	498
	18.00%			18.00%	Secured Debt	(7)	—	(46)	2,164	13,895	2,678	46	16,527
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	(55)	24	320	—	55	265
					Member Units	(6)	—	(1,680)	30	1,990	—	1,680	310
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	(1,025)	563	12,144	—	12,144	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt (12)	(7)	—	—	—	—	—	—	—
	15.00%			10.00%	Secured Debt	(7)	—	(3,345)	—	—	19,571	3,345	16,226
Career Team Holdings, LLC	11.25%	SF+	6.00%		Secured Debt (12)	(6)	—	—	94	881	2,255	2,475	661
	13.00%				Secured Debt	(6)	—	—	1,999	19,906	31	180	19,757
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Classic H&G Holdings, LLC		SF+	6.00%		Secured Debt	(6)	—	—	181	4,560	—	4,560	—
					Secured Debt	(6)	—	(50)	654	19,274	50	19,324	—
					Preferred Member Units	(6)	10,365	(7,590)	1,470	16,000	10,365	23,715	2,650
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(51)	193	4,352	—	1,974	2,378
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(115)	1,659	18,800	32	2,115	16,717

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Preferred Equity	(7)	—	(1,716)	—	7,660	—	1,716	5,944
	12.00%				Secured Debt	(7)	—	—	26	—	555	—	555
	15.00%			15.00%	Preferred Equity	(7)	—	—	54	—	3,122	—	3,122
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	(921)	—	8,443	—	1,063	7,380
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	35	—	2,631	35	45	2,621
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(1,580)	—	1,580	—	1,580	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	32	—	44	760	33	424	369
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	—	2,497	—	28,900	—	28,900
					Warrants	(5)	—	—	—	—	3,920	—	3,920
Flame King Holdings, LLC					Preferred Equity	(9)	—	7,850	3,231	27,900	7,850	—	35,750
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(349)	—	3,012	—	628	2,384
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	193	38	3,704	194	2,005	1,893
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(18)	576	9,345	18	1,178	8,185
					Preferred Member Units	(5)	—	(920)	1,294	11,460	—	920	10,540
Gulf Manufacturing, LLC		SF+	7.63%		Secured Debt (12)	(8)	—	44	120	—	—	—	—
	12.88%	SF+	7.63%		Secured Debt	(8)	—	349	4,219	—	40,000	500	39,500
					Member Units	(8)	—	6,100	1,310	9,070	6,100	—	15,170
Hawk Ridge Systems, LLC	11.35%	SF+	6.00%		Secured Debt	(9)	—	(1)	224	1,974	5,945	5,361	2,558
	12.50%				Secured Debt	(9)	—	(41)	4,347	45,256	41	41	45,256
					Preferred Member Units	(9)	—	1,540	—	17,460	1,540	—	19,000
					Preferred Member Units	(9)	—	80	—	920	80	—	1,000
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	60	213	2,880	60	—	2,940
					Member Units	(8)	—	(10)	83	3,340	—	10	3,330
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	—	4,225	247	—	4,472
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	329	—	3,773	1,211	—	4,984
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	(7,107)	6,710	429	13,490	—	13,490	—
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	2,700	—	17,690	2,700	—	20,390
Infinity X1 Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,625	17,403	42	2,275	15,170
					Preferred Equity	(9)	—	2,452	622	4,000	2,820	—	6,820
Integral Energy Services	13.09%	SF+	7.50%		Secured Debt	(8)	—	232	1,400	13,891	295	1,571	12,615
	10.00%			10.00%	Preferred Equity	(8)	—	125	21	300	146	—	446
					Common Stock	(8)	—	390	32	160	390	—	550
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	465	4,487	5	—	4,492
	13.00%				Secured Debt	(5)	—	—	303	2,922	4	—	2,926
	13.00%				Secured Debt	(5)	—	—	911	8,944	—	—	8,944

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	13.00%				Secured Debt	(5)	—	—	1,962	19,503	33	2,000	17,536
	13.00%				Secured Debt	(5)	—	—	1,111	10,273	64	480	9,857
					Common Stock	(5)	—	170	—	2,680	170	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	49	—	—	760	—	760
ITA Holdings Group, LLC	15.53%	SF+	9.00%	1.00%	Secured Debt	(8)	—	—	124	816	602	236	1,182
	15.53%	SF+	9.00%	1.00%	Secured Debt (12)	(8)	—	—	98	697	297	—	994
	14.53%	SF+	8.00%	1.00%	Secured Debt	(8)	—	—	711	3,430	259	—	3,689
	16.53%	SF+	10.00%	1.00%	Secured Debt	(8)	—	—	778	3,430	259	—	3,689
					Warrants	(8)	—	1,189	—	2,091	1,189	—	3,280
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(5)	18	—	5	5	—
	15.00%				Secured Debt	(8)	—	(41)	2,665	24,207	41	2,741	21,507
					Preferred Equity	(8)	—	4,680	805	9,620	4,680	—	14,300
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	375	—	8,933	—	8,933
	12.00%			12.00%	Preferred Member Units	(9)	—	—	23	—	1,656	—	1,656
					Warrants	(9)	—	—	—	—	594	—	594
Nebraska Vet AcquireCo, LLC	12.35%	SF+	7.00%		Secured Debt (12)	(8)	—	8	61	—	1,250	—	1,250
					Secured Debt	(8)	—	(121)	1,205	25,794	—	25,794	—
					Secured Debt	(8)	—	(44)	454	10,500	—	10,500	—
					Preferred Member Units	(5)	—	9,620	674	15,020	9,620	—	24,640
	12.50%				Secured Debt	(5)	—	127	3,460	—	62,200	—	62,200
	12.50%				Secured Debt	(5)	—	181	153	—	650	—	650
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(153)	—	326	—	153	173
	12.00%			12.00%	Secured Debt	(8)	—	(156)	—	332	—	155	177
	12.00%			12.00%	Secured Debt	(8)	—	(335)	—	716	—	336	380
	12.00%			12.00%	Secured Debt	(8)	—	(700)	—	1,493	—	700	793
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	—	—	—	—	—	—
		SF+	10.00%		Secured Debt	(7)	—	61	539	5,350	90	5,440	—
					Preferred Stock	(7)	—	1,082	—	1,128	1,082	—	2,210
Quality Lease Service, LLC					Preferred Member Units	(8)	(2,504)	2,500	—	—	2,500	2,500	—
RA Outdoors (Aspira) LLC	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(73)	28	771	498	38	1,231
	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(762)	294	12,513	464	100	12,877
					Common Equity	(8)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(3)	195	1,125	2,253	1,128	2,250
					Secured Debt	(7)	—	(241)	2,600	54,536	—	54,536	—
	12.63%				Secured Debt	(7)	—	54	3,647	—	67,661	—	67,661
					Preferred Member Units	(7)	—	(2,990)	1,994	19,170	—	2,990	16,180
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	61	1,886	11,440	7,600	2,240	16,800
					Common Stock	(6)	—	206	234	2,310	206	456	2,060
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,546)	—	3,190	—	1,546	1,644
					Preferred Equity	(6)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	8.50%			8.50%	Secured Debt	(6)	—	—	1	—	201	—	201
Superior Rigging & Erecting Co.					Secured Debt	(7)	—	—	1,193	20,427	73	20,500	—
					Preferred Member Units	(7)	—	1,510	—	5,940	1,510	—	7,450
The Affiliati Network, LLC					Secured Debt (12)	(9)	—	—	12	150	643	800	(7)
	10.00%				Secured Debt	(9)	—	—	603	7,347	21	1,920	5,448
					Preferred Stock	(9)	—	—	272	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	20	172	90	—	262
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	282	—	5,694	283	336	5,641
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	1,453	—	2,838	3,953	—	6,791
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	153	204	3,889	1,610	—	5,499
	15.00%			15.00%	Secured Convertible Debt	(6)	—	61	99	1,908	686	—	2,594
	20.00%			20.00%	Preferred Stock	(6)	—	(224)	418	2,833	418	224	3,027
	20.00%			20.00%	Preferred Stock	(6)	—	250	—	3,698	574	—	4,272
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	(150)	—	150	—	150	—
					Member Units	(8)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	939	—	8,722	—	8,722
	9.00%			9.00%	Preferred Equity	(5)	—	—	228	—	4,228	—	4,228
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,182	12,028	21	479	11,570
					Preferred Equity	(7)	—	—	88	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	(3,694)	(2,723)	(71,799)	—	—	—
Total Affiliate investments							$786	$22,609	$61,813	$615,002	$340,196	$242,905	$784,092
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
September 30, 2024
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $518,932. This represented 19.3% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $203,627. This represented 7.6% of net assets as of September 30, 2024.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $287,130. This represented 10.7% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $84,630. This represented 3.1% of net assets as of September 30, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $50,636. This represented 1.9% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $170,755. This represented 6.3% of net assets as of September 30, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $851,838. This represented 31.6% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $163,808. This represented 6.1% of net assets as of September 30, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $396,040. This represented 14.7% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $161,272. This represented 6.0% of net assets as of September 30, 2024.
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
(12)Investment has an unfunded commitment as of September 30, 2024 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$4	$(3)	$162	$—	$159
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	569	4,545	61	469	4,137
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,076	—	3,504	1,076	—	4,580
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.44%	L+	10.00%		Secured Debt	(9)	—	(117)	682	5,964	30	489	5,505
					Preferred Member Units	(9)	—	(1,460)	90	7,080	—	1,460	5,620
Café Brazil, LLC					Member Units	(8)	—	(180)	149	2,210	—	180	2,030
California Splendor Holdings LLC	15.50%	SF+	10.00%		Secured Debt	(9)	—	(49)	3,240	28,000	10	49	27,961
					Preferred Member Units	(9)	—	(4,550)	188	25,495	—	4,550	20,945
	15.00%			15.00%	Preferred Member Units	(9)	—	—	454	3,994	454	—	4,448
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	(138)	910	10,440	29	1,817	8,652
	10.00%				Secured Debt	(5)	—	—	78	1,039	1	27	1,013
					Member Units	(5)	—	(2,640)	275	8,220	—	2,640	5,580
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.					Secured Debt (12)	(8)	—	11	8	—	—	—	—
	12.50%				Secured Debt	(8)	—	35	2,029	—	46,311	2,755	43,556
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	10,970	2,610	58,180	10,970	—	69,150
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	(7)	533	5,241	7	1,379	3,869
					Preferred Member Units	(9)	—	(4,400)	316	19,830	—	4,400	15,430
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	2,020	—	28,734	—	28,734
					Preferred Member Units	(6)	—	—	—	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	30	223	808	495	536
	10.00%				Secured Debt	(8)	—	(85)	761	7,789	116	288	7,617
					Preferred Member Units	(8)	—	(2,430)	—	2,670	—	2,430	240
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(22)	36	—	1,297	22	1,275
	14.00%				Secured Debt	(9)	—	(47)	2,778	27,267	47	1,361	25,953
					Preferred Stock	(9)	—	(850)	171	22,220	—	850	21,370
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	7	(9)	1	—	(8)
	12.00%				Secured Debt	(5)	—	—	1,736	18,594	29	—	18,623
	9.00%				Secured Debt	(5)	—	—	430	6,294	2	33	6,263
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	5	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(99)	5,185	64,078	99	7,699	56,478
					Member Units	(5)	—	30,720	4,963	50,890	30,720	—	81,610
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	5	113	670	1,032	—	1,702

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(35)	4,022	40,493	35	35	40,493
					Member Units	(8)	—	—	126	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	227	2,284	—	—	2,284
					Preferred Equity	(8)	—	(980)	—	3,780	—	980	2,800
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	91	—	763	800	(37)
	13.00%				Secured Debt	(6)	—	—	2,168	—	37,352	—	37,352
					Common Equity	(6)	—	—	—	—	15,096	696	14,400
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(790)	—	—	18,300	790	17,510
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	(5)	278	2,450	5	455	2,000
					Member Units	(9)	—	(2,550)	983	14,970	—	2,550	12,420
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	2,033	20,374	198	800	19,772
	9.00%				Secured Debt	(5)	—	—	262	3,842	1	29	3,814
					Preferred Equity	(5)	—	1,610	—	7,220	1,610	—	8,830
					Member Units	(5)	—	10	91	2,850	10	—	2,860
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
					Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	8	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	2,305	23,576	35	—	23,611
	8.00%			8.00%	Preferred Equity	(7)	—	237	148	6,010	354	—	6,364
					Common Stock	(7)	—	(137)	821	1,537	—	137	1,400
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,229	581	4,548	1,229	675	5,102
					Preferred Member Units	(5)	—	330	—	—	330	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—
MSC Adviser I, LLC					Member Units	(8)	—	23,201	8,085	122,930	23,201	—	146,131
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	436	5,746	—	—	5,746
					Common Stock	(6)	—	4,320	3,142	22,830	4,320	—	27,150
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(37)	1,400	15,750	37	2,287	13,500
					Preferred Member Units	(8)	—	9,820	2,025	22,810	9,820	—	32,630
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	13.98%	SF+	8.75%		Secured Debt	(8)	—	(51)	2,101	21,655	51	1,416	20,290
					Common Stock	(8)	—	(1,080)	—	18,950	—	1,080	17,870
					Common Stock	(8)	—	(163)	—	238	—	163	75
Principle Environmental, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	599	5,806	17	—	5,823
					Preferred Member Units	(8)	—	(1,790)	572	12,420	—	1,790	10,630
					Common Stock	(8)	—	(80)	—	590	—	80	510
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	24	(35)	6	—	(29)
	12.50%				Secured Debt	(9)	—	(611)	3,379	35,404	61	1,736	33,729

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
					Preferred Equity	(9)	—	(12,090)	—	14,880	—	12,090	2,790
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	5	—	2	2	—
	12.00%				Secured Debt	(7)	—	(14)	734	7,920	14	14	7,920
					Common Stock	(7)	—	5,600	87	7,800	5,600	—	13,400
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	107	—	2,100	—	2,100
					Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
					Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(1,396)	—	—	11,446	2,096	9,350
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	41	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	49	945	—	—	945
	14.00%				Secured Debt	(8)	—	(304)	292	2,676	—	304	2,372
					Preferred Member Units	(8)	—	(240)	—	240	—	240	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	2,222	(1,106)	141	7,552	2,796	4,452	5,896
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	40	400	—	—	400
	13.00%				Secured Debt	(8)	—	(53)	163	1,649	1	53	1,597
					Member Units	(8)	—	(700)	—	800	—	700	100
					Preferred Member Units	(8)	—	88	—	—	250	—	250
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(414)	—	634	188	414	408
	5.00%				Secured Debt	(9)	—	(417)	—	1,005	—	417	588
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	45	711	—	—	711
					Member Units	(5)	—	(280)	—	3,320	—	280	3,040
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	6	1	(8)	8	—	—
	10.00%				Secured Debt (12)	(8)	—	—	11	—	630	—	630
	10.00%				Secured Debt	(8)	—	73	859	10,933	93	451	10,575
					Preferred Stock	(8)	—	2,055	630	4,095	2,055	—	6,150
Bolder Panther Group, LLC					Secured Debt	(9)	—	—	1	—	—	—	—
	14.52%	SF+	9.15%		Secured Debt	(9)	—	(106)	10,599	99,194	106	2,084	97,216
	8.00%				Class B Preferred Member Units	(9)	—	(300)	2,920	31,420	—	300	31,120
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	869	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	99	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	75	1,000	—	—	1,000
					Warrants	(6)	—	46	—	1,828	46	—	1,874

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
					Warrants	(6)	—	64	—	2,512	64	—	2,576
CBT Nuggets, LLC					Member Units	(9)	—	1,838	2,059	49,002	1,838	—	50,840
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	9	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	70	1,657	14,954	2,620	—	17,574
					Preferred Member Units	(8)	—	1,700	90	8,700	1,700	—	10,400
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	140	21	—	—	—	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(7)	1,655	16,945	7	545	16,407
					Member Units	(8)	—	3,010	2,792	22,920	3,010	—	25,930
					Member Units	(8)	—	260	69	2,710	260	—	2,970
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(26)	452	5,694	26	26	5,694
					Preferred Member Units	(5)	—	670	666	13,340	670	—	14,010
Colonial Electric Company LLC					Secured Debt	(6)	—	—	50	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(500)	2,105	23,151	42	1,446	21,747
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	(1,179)	9,160	—	1,480	7,680
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	38	588	—	—	588
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(67)	1,735	15,523	—	845	14,678
					Preferred Member Units	(5)	—	—	150	9,835	—	—	9,835
Garreco, LLC	12.00%	SF+	10.00%		Secured Debt	(8)	—	—	315	3,826	—	738	3,088
					Member Units	(8)	—	(220)	25	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	1,980	2,533	6,790	1,980	—	8,770
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	990	—	3,280	990	—	4,270
Johnson Downie Opco, LLC		SF+	11.50%		Secured Debt (12)	(8)	—	(3)	10	—	3	3	—
	16.98%	SF+	11.50%		Secured Debt	(8)	—	(19)	1,247	9,999	19	661	9,357
					Preferred Equity	(8)	—	2,120	253	5,540	2,120	—	7,660
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	2,373	25,432	38	—	25,470
					Preferred Equity	(9)	—	—	704	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	44	444	—	6,000	900	5,100
					Member Units	(5)	—	2,800	7,696	15,570	2,800	—	18,370
MS Private Loan Fund I, LP					Secured Debt (12)	(8)	—	—	19	—	—	—	—
					Secured Debt	(8)	—	—	—	—	—	—	—
					LP Interests (12)	(8)	—	(306)	1,240	14,833	—	306	14,527
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	72	—	10,848	—	10,848
					LP Interests (12)	(8)	—	—	—	—	1,152	—	1,152
MSC Income Fund, Inc.					Common Equity	(8)	—	61	93	753	5,561	—	6,314
NAPCO Precast, LLC					Member Units	(8)	—	330	(189)	11,830	330	—	12,160
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	7	—	—	—	—
	12.00%				Secured Debt	(5)	—	14	2,104	20,094	5,700	—	25,794
	12.00%				Secured Debt	(5)	—	(16)	972	10,500	16	16	10,500
					Preferred Member Units	(5)	—	6,730	591	7,700	6,730	—	14,430
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	2,857	880	8,477	2,914	1,653	9,738
					Preferred Member Units	(8)	—	5,240	171	1,110	5,240	—	6,350
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	189	2,080	—	—	2,080

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
					Member Units	(5)	—	(2,265)	36	4,615	—	2,265	2,350
					Member Units	(5)	—	(86)	(2)	175	—	85	90
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	364	4,399	—	800	3,599
	12.00%				Secured Debt	(5)	—	—	1,687	18,414	9	—	18,423
					Preferred Member Units	(5)	—	1,200	—	8,040	1,200	—	9,240
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	127	2,822	23,429	171	1,400	22,200
					Preferred Stock	(5)	—	5,300	909	11,750	5,300	—	17,050
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	4	256	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	45	986	—	17,500	—	17,500
	12.00%				Secured Debt	(6)	—	(50)	2,586	28,681	50	1,050	27,681
					Preferred Equity	(6)	—	830	9,215	43,260	830	—	44,090
River Aggregates, LLC					Member Units	(8)	—	—	—	3,620	—	—	3,620
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(58)	167	1,840	—	58	1,782
	12.00%				Secured Debt	(9)	—	(404)	1,392	15,120	8	404	14,724
					Preferred Member Units	(9)	—	(4,080)	—	7,681	—	4,080	3,601
					Preferred Member Units	(9)	—	178	—	—	603	—	603
					Preferred Member Units	(9)	—	720	—	—	1,200	—	1,200
Televerde, LLC					Member Units	(8)	—	(309)	592	5,408	—	309	5,099
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	—	1,051	—	1,051
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	23	(21)	17	—	(4)
	11.50%				Secured Debt	(5)	—	—	2,625	30,161	60	2,200	28,021
					Preferred Equity	(5)	—	(100)	215	11,940	—	100	11,840
							—	—	—	—	—	—	—
							—	—	—	—	—	—	—
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(171)	(14,914)	—	—	—
Total Control investments							$(50,532)	$122,779	$145,485	$1,703,172	$419,339	$210,406	$1,927,019
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$—	$750	$—	$750
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(20)	46	—	394	15	379
	18.00%			18.00%	Secured Debt	(7)	—	(671)	1,739	11,550	1,739	671	12,618
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—
					Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC	16.44%	L+	11.00%		Unsecured Debt	(8)	—	—	96	800	—	200	600

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
	16.44%	L+	11.00%		Unsecured Debt	(8)	—	116	484	2,086	116	—	2,202
					Member Units	(8)	—	—	—	—	—	—	—
	15.00%			15.00%	Preferred Stock (non-voting)	(8)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	24	320	—	—	320
					Member Units	(6)	—	(840)	61	2,970	—	840	2,130
Buca C, LLC	12.00%				Secured Debt	(7)	—	292	1,659	12,337	292	375	12,254
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	18	(9)	439	451	(21)
	12.50%				Secured Debt	(6)	—	—	1,950	20,090	31	90	20,031
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.50%	SF+	6.00%		Secured Debt (12)	(6)	—	—	397	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(32)	1,201	19,274	32	32	19,274
					Preferred Member Units	(6)	—	(8,639)	5,259	24,637	—	8,637	16,000
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	87	345	7,657	87	3,318	4,426
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(32)	1,896	21,200	32	1,232	20,000
					Preferred Equity	(7)	—	—	—	7,260	—	—	7,260
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	754	(388)	—	9,127	759	1,292	8,594
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	(173)	—	2,898	241	460	2,679
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	16	—	68	1,013	16	56	973
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	10,320	2,478	17,580	10,320	—	27,900
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	14	—	3,483	14	—	3,497
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	446	5,848	—	975	4,873
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(22)	763	11,345	22	822	10,545
					Preferred Member Units	(5)	—	3,240	328	7,140	3,240	—	10,380
Hawk Ridge Systems, LLC	11.65%	SF+	6.00%		Secured Debt (12)	(9)	—	(1)	234	3,185	4,581	5,967	1,799
	12.50%				Secured Debt	(9)	—	10	3,636	37,800	7,456	—	45,256
					Preferred Member Units	(9)	—	—	196	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(120)	182	3,000	—	120	2,880
					Member Units	(8)	—	1,240	51	2,400	1,240	—	3,640

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	464	—	2,796
					LP Interests (423 COR, L.P.) (12)	(8)	—	—	117	1,400	—	—	1,400
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	259	1,725	11,758	1,459	—	13,217
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	1,391	—	17,843	225	17,618
					Preferred Equity	(9)	—	—	—	—	4,000	—	4,000
Integral Energy Services	13.01%	SF+	7.50%		Secured Debt	(8)	—	(750)	1,578	15,769	50	750	15,069
					Common Stock	(8)	—	(990)	32	1,280	—	990	290
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	465	4,500	5	20	4,485
	13.50%				Secured Debt	(5)	—	—	323	3,130	4	14	3,120
	13.50%				Secured Debt	(5)	—	—	908	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	2,021	19,559	25	88	19,496
	13.50%				Secured Debt	(5)	—	—	1,298	—	10,887	438	10,449
					Common Stock	(5)	—	74	—	1,798	1,032	—	2,830
ITA Holdings Group, LLC		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	16	—	—	11	(11)
		SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	2	—	—	9	(9)
	15.40%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	321	—	3,341	—	3,341
	17.40%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	345	—	3,341	—	3,341
					Warrants	(8)	—	—	—	—	2,091	—	2,091
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(196)	—	569	—	197	372
	12.00%			12.00%	Secured Debt	(8)	—	(200)	—	580	—	200	380
	12.00%			12.00%	Secured Debt	(8)	—	(431)	—	1,249	—	431	818
	12.00%			12.00%	Secured Debt	(8)	—	(900)	—	2,606	—	900	1,706
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(7)	—	(61)	681	5,559	9	141	5,427
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC					Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	18	23	—	1,875	—	1,875
	12.49%				Secured Debt	(7)	—	255	2,324	—	54,536	—	54,536
					Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	3,583	1,043	13,650	3,890	—	17,540
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(36)	1,451	13,840	36	1,716	12,160
					Common Stock	(6)	—	460	—	1,530	460	—	1,990
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	(2)	(114)	329	4,556	222	8	4,770
					Preferred Equity	(6)	—	120	—	—	120	—	120

Table of contents                                 Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	1,924	21,378	38	1,000	20,416
					Preferred Member Units	(7)	—	1,440	—	4,500	1,440	—	5,940
The Affiliati Network, LLC					Secured Debt	(9)	—	—	16	106	1,963	2,080	(11)
	13.00%				Secured Debt	(9)	—	(129)	906	9,442	27	1,730	7,739
					Preferred Stock	(9)	—	—	107	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	—	172	—	172
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(964)	25	5,855	531	1,251	5,135
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	206	248	4,592	—	548	4,044
	15.00%			15.00%	Secured Convertible Debt	(6)	(223)	1,174	30	—	2,206	223	1,983
		SF+	7.50%		Secured Debt	(6)	—	22	(2)	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	282	1,712	112	1,824	—
	20.00%			20.00%	Preferred Stock	(6)	—	(341)	341	2,833	341	341	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,986	—	1,991	1,986	—	3,977
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	—	—	220	—	—	220
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,440	14,140	29	879	13,290
					Preferred Equity	(7)	—	—	226	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	171	14,914	—	—	—
Total Affiliate investments							$(16,495)	$26,859	$53,722	$618,359	$191,033	$228,536	$565,942
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $470,009. This represented 19.8% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $78,619. This represented 3.3% of net assets as of September 30, 2023.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $285,716. This represented 12.1% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $98,671. This represented 4.2% of net assets as of September 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $53,155. This represented 2.2% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $176,508. This represented 7.4% of net assets as of September 30, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $691,921. This represented 29.2% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $77,756. This represented 3.3% of net assets as of September 30, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $426,218. This represented 18.0% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $134,388. This represented 5.7% of net assets as of September 30, 2023.
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
ORGANIZATION
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our investment portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our LMM and Private Loan investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $3 million and $20 million. Our LMM portfolio investments generally range in size from $5 million to $125 million. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual EBITDA between $7.5 million and $50 million. Our Private Loan investments generally range in size from $10 million to $100 million.
We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. We believe that providing customized, “one-stop” financing solutions is important and valuable to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our LMM investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by us or, to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with the private equity fund in the equity securities of our Private Loan portfolio companies.
We also maintain a legacy portfolio of investments in larger middle market (“Middle Market”) companies (our “Middle Market investment portfolio”). Our Middle Market investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Middle Market debt investments generally range in size from $3 million to $25 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Subject to changes in our cash and overall liquidity, our Investment Portfolio (as defined below) may also include short-term portfolio investments that are atypical of our LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be liquidated in one year or less and are not expected to be a significant portion of our overall Investment Portfolio. The “Investment Portfolio,” as used herein, refers to all of our LMM portfolio investments, Private Loan portfolio investments, Middle Market portfolio investments, Other Portfolio investments, short-term portfolio investments and our investment in the External Investment Manager.
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
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as defined below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% and 1.4% for the trailing twelve months ended September 30, 2024 and 2023, respectively, and 1.3% for the year ended December 31, 2023. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.7% for each of the trailing twelve months ended September 30, 2024 and 2023 and for the year ended December 31, 2023. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Additionally, the External Investment Manager has entered into investment management agreements with MS Private Loan Fund I, LP (the “Private Loan Fund”) and MS Private Loan Fund II, LP (the “Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based base management fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended September 30, 2024 and 2023, the External Investment Manager earned $6.1 million and $5.7 million in base management fees, respectively, $2.4 million and $2.6 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, the External Investment Manager earned $17.7 million and $16.7 million in base management fees, respectively, $10.4 million and $9.6 million in incentive fees, respectively, and $0.5 million of administrative service fee income for each of the nine months ended September 30, 2024 and 2023.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended September 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $5.3 million and $5.4 million, respectively. Our total expenses for the nine months ended September 30, 2024 and 2023 are net of expenses allocated to the External Investment Manager of $16.8 million and $16.1 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended September 30, 2024 and 2023, dividends accrued by us from the External Investment Manager were $2.6 million and $2.2 million, respectively. For the three months ended September 30, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $7.9 million and $7.6 million, respectively. For the nine months ended September 30, 2024 and 2023, dividends accrued by us from the External Investment Manager were $8.9 million and $8.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the total contribution of the External Investment Manager to our net investment income was $25.6 million and $24.2 million, respectively.
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

INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager which are discussed further below).

	As of September 30, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	84	92	17
Fair value	$2,468.8	$1,883.3	$178.2
Cost	$1,924.5	$1,937.7	$218.3
Debt investments as a % of portfolio (at cost)	72.2%	95.9%	88.0%
Equity investments as a % of portfolio (at cost)	27.8%	4.1%	12.0%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	97.6%
Weighted-average annual effective yield (b)	13.0%	12.4%	12.6%
Average EBITDA (c)	$9.6	$35.0	$53.1
____________________
(a)As of September 30, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of September 30, 2024 including debt investments on non-accrual status was 12.3% for our LMM portfolio, 12.0% for our Private Loan portfolio and 10.6% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including four LMM portfolio companies, five Private Loan portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
____________________
(a)As of December 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
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
For the three months ended September 30, 2024 and 2023, we achieved an annualized total return on investments of 17.7% and 16.0%, respectively. For the nine months ended September 30, 2024 and 2023, we achieved an annualized total return on investments of 16.7% and 15.4%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 16.3%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2024, we had Other Portfolio investments in 14 entities, collectively totaling $162.4 million in fair value and $155.8 million in cost basis and which comprised 3.3% and 3.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in 15 entities, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed, the External Investment Manager is a wholly-owned subsidiary that is treated as a portfolio investment. As of September 30, 2024, this investment had a fair value of $218.4 million and a cost basis of $29.5 million, which comprised 4.4% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both September 30, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2024 and 2023, (i) 4.4% and 1.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2024 and 2023, (i) 3.8% and 2.0%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.4% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	September 30, 2024	December 31, 2023
First lien debt	83.9%	82.7%
Equity	15.4	16.8
Second lien debt	0.2	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
First lien debt	72.7%	71.6%
Equity	26.7	27.8
Second lien debt	0.2	0.2
Equity warrants	0.2	0.2
Other	0.2	0.2
	100.0%	100.0%
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
As of September 30, 2024, investments on non-accrual status comprised 1.4% of our total Investment Portfolio at fair value and 3.9% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 2.3% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 and 2023
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$136,824	$123,237	$13,587	11%
Total expenses	(49,228)	(41,058)	(8,170)	20%
Net investment income	87,596	82,179	5,417	7%
Net realized gain from investments	26,382	664	25,718	NM
Net unrealized appreciation from investments	21,738	27,011	(5,273)	NM
Income tax provision	(11,709)	(6,593)	(5,116)	78%
Net increase in net assets resulting from operations	$124,007	$103,261	$20,746	20%

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$87,596	$82,179	$5,417	7%
Share‑based compensation expense	4,868	4,164	704	17%
Deferred compensation expense (benefit)	509	(172)	681	NM
Distributable net investment income (a)	$92,973	$86,171	$6,802	8%
Net investment income per share—Basic and diluted	$1.00	$0.99	$0.01	1%
Distributable net investment income per share—Basic and diluted (a)	$1.06	$1.04	$0.02	2%
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

Investment Income
Total investment income for the three months ended September 30, 2024 was $136.8 million, an 11% increase from the $123.2 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$110,551	$99,381	$11,170	11%	(a)
Dividend income	23,239	21,192	2,047	10%	(b)
Fee income	3,034	2,664	370	14%
Total investment income	$136,824	$123,237	$13,587	11%	(c)
____________________
(a)The increase in interest income was primarily due to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily due to increased dividend income from certain of our LMM portfolio companies.
(c)The increase in total investment income includes a net increase of $1.6 million in certain income considered less consistent or non-recurring, including (i) a $1.7 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a $0.3 million increase in such dividend income, partially offset by a $0.4 million decrease in such fee income.
Expenses
Total expenses for the three months ended September 30, 2024 were $49.2 million, a 20% increase from the $41.1 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$11,135	$11,732	$(597)	(5)%	(a)
Deferred compensation plan expense (benefit)	509	(172)	681	NM
Compensation	11,644	11,560	84	1%
General and administrative	4,564	4,324	240	6%
Interest	33,474	26,414	7,060	27%	(b)
Share-based compensation	4,868	4,164	704	17%	(c)
Gross expenses	54,550	46,462	8,088	17%
Expenses allocated to the External Investment Manager	(5,322)	(5,404)	82	(2)%
Total expenses	$49,228	$41,058	$8,170	20%
____________________
NM    — Net Change % not meaningful
(a)The decrease in cash compensation expenses was primarily related to decreased incentive compensation accruals, partially offset by (i) increased base compensation rates and (ii) increased headcount to support our growing Investment Portfolio and asset management activities.
(b)The increase in interest expense was primarily related to (i) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below) and (ii) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio.
(c)The increase in share-based compensation expense was primarily attributable to an increase in incentive based grants related to incentive compensation awards issued in April 2024.
Net Investment Income
Net investment income for the three months ended September 30, 2024 increased 7% to $87.6 million, or $1.00 per share, compared to net investment income of $82.2 million, or $0.99 per share, in the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. The increase in net investment income per share also reflects the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2024, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The increase in net investment income on a per share basis includes a $0.02 per share increase in investment income and a $0.01 per share increase in non-cash deferred compensation expenses, in both cases considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended September 30, 2024 increased 8% to $93.0 million, or $1.06 per share, compared with $86.2 million, or $1.04 per share, in the corresponding period of 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense, both as discussed above. The increase in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended September 30, 2024, as discussed above. The increase in distributable net investment income on a per share basis includes a $0.02 per share increase in investment income considered less consistent or non-recurring in nature.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $26.4 million for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$—	—	$—	—	$—	—	$20	$20
Private Loan portfolio	25,514	1	—	—	—	—	820	26,334
Middle Market portfolio	—	—	—	—	—	—	(169)	(169)
Other Portfolio	—	—	—	—	—	—	202	202
Short-term portfolio	—	—	—	—	—	—	(5)	(5)
Total net realized gain/(loss)	$25,514	1	$—	—	$—	—	$868	$26,382
____________________
(a)Other activity includes realized gains and losses from transactions involving 18 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $21.7 million for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized gains / income recognized during the current period	$(488)	$(27,176)	$(48)	$(198)		$(27,910)
Net unrealized appreciation (depreciation) relating to portfolio investments	25,734	(7,262)	(3,436)	34,612	(b)	49,648
Total net unrealized appreciation (depreciation) relating to portfolio investments	$25,246	$(34,438)	$(3,484)	$34,414		$21,738
____________________
(a)Includes unrealized appreciation on 39 LMM portfolio investments and unrealized depreciation on 20 LMM portfolio investments.
(b)Includes (i) $31.8 million of unrealized appreciation related to the External Investment Manager, (ii) $2.3 million of net unrealized appreciation related to the Other Portfolio and (iii) $0.5 million of net unrealized appreciation related to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the three months ended September 30, 2024 of $11.7 million principally consisted of (i) a deferred tax provision of $9.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.5 million, related to a $2.0 million provision for current U.S. federal and state income taxes and a $0.5 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the three months ended September 30, 2023 of $6.6 million principally consisted of (i) a deferred tax provision of $5.3 million and (ii) a current tax provision of $1.3 million primarily related to a $1.0 million provision for current U.S. federal and state income taxes and a $0.3 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2024 was $124.0 million, or $1.42 per share, compared with $103.3 million, or $1.25 per share, during the three months ended September 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$400,586	$371,074	$29,512	8%
Total expenses	(135,880)	(122,202)	(13,678)	11%
Net investment income	264,706	248,872	15,834	6%
Net realized gain (loss) from investments	17,429	(103,223)	120,652	NM
Net unrealized appreciation from investments	85,431	167,070	(81,639)	NM
Income tax provision	(33,719)	(23,353)	(10,366)	44%
Net increase in net assets resulting from operations	$333,847	$289,366	$44,481	15%

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$264,706	$248,872	$15,834	6%
Share‑based compensation expense	13,853	12,351	1,502	12%
Deferred compensation expense	1,074	717	357	50%
Distributable net investment income (a)	$279,633	$261,940	$17,693	7%
Net investment income per share—Basic and diluted	$3.07	$3.07	$—	—%
Distributable net investment income per share—Basic and diluted (a)	$3.24	$3.23	$0.01	—%
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

Investment Income
Total investment income for the nine months ended September 30, 2024 was $400.6 million, a 8% increase from the $371.1 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$310,690	$290,045	$20,645	7%	(a)
Dividend income	72,718	71,014	1,704	2%	(b)
Fee income	17,178	10,015	7,163	72%	(c)
Total investment income	$400,586	$371,074	$29,512	8%	(d)
____________________
(a)The increase in interest income was primarily due to (i) higher average levels of income producing Investment Portfolio debt investments and (ii) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, partially offset by an increase in investments on non-accrual status.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an increase of $1.3 million in dividend income from certain of our LMM portfolio companies and (ii) an increase of $0.8 million in dividend income from the External Investment Manager, partially offset by a decrease $0.6 million in dividend income from certain of our Private Loan portfolio companies.
(c)The increase in fee income was primarily related to (i) a $4.0 million increase in fees related to increased investment activity and (ii) a $3.1 million increase from refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net reduction of $1.7 million in certain income considered less consistent or non-recurring, including a $6.5 million decrease in such dividend income, partially offset by (i) a $3.5 million increase in such fee income and (ii) a $1.3 million increase in accelerated interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the nine months ended September 30, 2024 were $135.9 million, an 11% increase from the $122.2 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$34,151	$34,143	$8	—%
Deferred compensation plan expense	1,074	717	357	50%
Compensation	35,225	34,860	365	1%
General and administrative	14,159	12,915	1,244	10%	(a)
Interest	89,411	78,165	11,246	14%	(b)
Share-based compensation	13,853	12,351	1,502	12%	(c)
Gross expenses	152,648	138,291	14,357	10%
Expenses allocated to the External Investment Manager	(16,768)	(16,089)	(679)	4%
Total expenses	$135,880	$122,202	$13,678	11%
____________________
(a)The increase in general and administrative expense was primarily attributable to an increase in business development activities, professional fees and technology costs.
(b)The increase in interest expense was primarily related to (i) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below), (ii) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (iii) an increased average interest rate on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates.
(c)The increase in share-based compensation expense was primarily attributable to an increase in incentive based grants related to incentive compensation awards issued in April 2024.
Net Investment Income
Net investment income for the nine months ended September 30, 2024 increased 6% to $264.7 million, or $3.07 per share, compared to net investment income of $248.9 million, or $3.07 per share, for the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. Net investment income per share reflects these changes and the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2024, primarily due to shares issued through our (i) ATM Program, (ii) dividend reinvestment plan and (iii) equity incentive plans, in each case over the last twelve months. The increase in net investment income on a per share basis includes a $0.03 per share decrease in investment income and a $0.01 increase in non-cash deferred compensation expenses, in both cases considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the nine months ended September 30, 2024 increased 7% to $279.6 million, or $3.24 per share, compared with $261.9 million, or $3.23 per share, in the corresponding period of 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense and deferred compensation expense (benefit), both as discussed above. The increase in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the nine months ended September 30, 2024, as discussed above. The increase in distributable net investment income on a per share basis includes a $0.03 per share decrease in investment income considered less consistent or non-recurring in nature.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $17.4 million for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$(2,502)	1	$10,365	1	$—	—	$90	$7,953
Private Loan portfolio	25,514	1	—	—	(1,058)	1	613	25,069
Middle Market portfolio	(3,836)	1	(4,436)	1	(876)	1	(174)	(9,322)
Other Portfolio	(7,107)	1	—	—	—	—	699	(6,408)
Short-term portfolio	—	—	—	—	—	—	137	137
Total net realized gain (loss)	$12,069	4	$5,929	2	$(1,934)	2	$1,365	$17,429
____________________
(a)Other activity includes realized gains and losses from transactions involving 33 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $85.4 million for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(9,606)	$(27,592)	$9,385	$6,277		$(21,536)
Net unrealized appreciation (depreciation) relating to portfolio investments	63,797	(10,839)	1,221	52,788	(b)	106,967
Total net unrealized appreciation (depreciation) relating to portfolio investments	$54,191	$(38,431)	$10,606	$59,065		$85,431
____________________
(a)Includes unrealized appreciation on 43 LMM portfolio investments and unrealized depreciation on 29 LMM portfolio investments.
(b)Other includes (i) $44.3 million of unrealized appreciation relating to the External Investment Manager, (ii) $7.4 million of net unrealized appreciation relating to the Other Portfolio and (iii) $1.1 million of net unrealized appreciation relating to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the nine months ended September 30, 2024 of $33.7 million principally consisted of (i) a deferred tax provision of $27.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $6.2 million related to a $4.5 million provision for current U.S. federal and state income taxes and a $1.7 million provision for excise tax on our estimated undistributed taxable income.

The income tax provision for the nine months ended September 30, 2023 of $23.4 million principally consisted of (i) a deferred tax provision of $18.7 million and (ii) a current tax provision of $4.7 million primarily related to a $2.5 million provision for current U.S. federal and state income taxes and a $2.2 million provision for excise tax in our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $333.8 million, or $3.87 per share, compared with $289.4 million, or $3.57 per share, during the nine months ended September 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2024, we realized a net increase in cash and cash equivalents of $24.3 million, which is the net result of $232.2 million of cash used in our operating activities and $256.5 million of cash provided by our financing activities.
The $232.2 million of cash used in our operating activities resulted primarily from cash uses totaling $1.297 billion for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $808.2 million from the sales and repayments of debt investments and sales and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $250.2 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $13.7 million in cash proceeds related to other assets and liabilities.
The $256.5 million of cash provided by our financing activities principally consisted of (i) $400.0 million in cash proceeds from the issuance of the June 2027 Notes, (ii) $350.0 million in cash proceeds from the issuance of the March 2029 Notes, (iii) $113.7 million in net cash proceeds from equity offerings from our ATM Program, (iv) $100.0 million in net borrowings from our Credit Facilities and (v) $63.8 million in proceeds from the issuance of SBIC debentures, partially offset by (i) $450.0 million on the repayment of the May 2024 Notes, (ii) $238.3 million in dividends paid to our stockholders, (iii) $63.8 million in repayments of SBIC debentures, (iv) $11.5 million in debt issuance costs and (v) $7.3 million in purchases of vested stock for employee payroll tax withholdings.
Capital Resources
As of September 30, 2024, we had $84.4 million in cash and cash equivalents and $1.250 billion of unused capacity under the Credit Facilities which we maintain to support our investment and operating activities. As of September 30, 2024, our NAV totaled $2.692 billion, or $30.57 per share.
As of September 30, 2024, we had $300.0 million outstanding and $810.0 million of undrawn commitments under our Corporate Facility, and $160.0 million outstanding and $440.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both September 30, 2024 and December 31, 2023.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of September 30, 2024.

In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of September 30, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. On March 1, 2024, we repaid $63.8 million of SBIC debentures that had reached maturity, which reduced our total outstanding SBIC debentures to $286.2 million. Subsequently, on September 12, 2024, we borrowed an additional $63.8 million of SBIC debentures, which increased our total outstanding SBIC debentures to $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of September 30, 2024 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.9 years as of September 30, 2024. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of both September 30, 2024 and December 31, 2023 was $150.0 million.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).
We maintain the ATM Program with certain selling agents through which we can sell up to 15,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the nine months ended September 30, 2024, we sold 2,319,780 shares of our common stock at a weighted-average price of $49.48 per share and raised $114.8 million of gross proceeds under the ATM Program. Net proceeds were $113.3 million after commissions to the selling agents on shares sold and offering costs. As of September 30, 2024, sales transactions representing 2,463 shares had not settled and are not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of September 30, 2024, 2,993,444 shares remained available for sale under the ATM Program. During the year ended December 31, 2023, we sold 5,149,460 shares of our common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs.
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
We periodically invest excess cash balances into marketable securities and short-term investments. The primary investment objective of marketable securities and short-term investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM and Private Loan portfolio investments. Marketable securities generally consist of money market funds and certificates of deposit with financial institutions. Short-term portfolio investments consist primarily of investments in secured debt investments and independently rated debt investments.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of September 30, 2024, our BDC asset coverage ratio was 244%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2024, we had a total of $350.0 million in outstanding commitments comprised of (i) 81 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine equity capital commitments that had not been fully called.

Contractual Obligations
As of September 30, 2024, the future fixed commitments for cash payments in connection with the July 2026 Notes, the June 2027 Notes, the March 2029 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$—	$500,000	$—	$—	$—	$500,000
Interest due on July 2026 Notes	—	15,000	15,000	—	—	—	30,000
June 2027 Notes	—	—	—	400,000	—	—	400,000
Interest due on June 2027 Notes	10,924	26,000	26,000	13,289	—	—	76,213
March 2029 Notes	—	—	—	—	—	350,000	350,000
Interest due on March 2029 Notes	—	24,325	24,325	24,325	24,325	12,163	109,463
SBIC debentures	—	—	—	75,000	75,000	200,000	350,000
Interest due on SBIC debentures	—	11,763	11,554	10,838	8,400	31,814	74,369
December 2025 Notes	—	150,000	—	—	—	—	150,000
Interest due on December 2025 Notes	5,803	11,637	—	—	—	—	17,440
Operating Lease Obligation (1)	275	1,115	1,135	1,155	1,175	6,499	11,354
Total	$17,002	$239,840	$578,014	$524,607	$108,900	$600,476	$2,068,839
____________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of September 30, 2024, we had $300.0 million in borrowings outstanding under our Corporate Facility, $20.3 million of which is scheduled to mature in August 2027 and $279.7 million of which is scheduled to mature in June 2029, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2024, we had $160.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in September 2029.
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
Recent Developments
In November 2024, we declared a supplemental dividend of $0.30 per share payable in December 2024. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.245 per share for each of October, November and December 2024 or total regular monthly dividends of $0.735 per share for the fourth quarter of 2024.
In November 2024, we also declared regular monthly dividends of $0.25 per share for each of January, February and March of 2025. These regular monthly dividends equal a total of $0.75 per share for the first quarter of 2025, representing a 4.2% increase from the regular monthly dividends paid in the first quarter of 2024. Including the regular monthly and supplemental dividends declared for the fourth quarter of 2024 and first quarter of 2025, we will have paid $43.675 per share in cumulative dividends since our October 2007 initial public offering.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2024, 67% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of September 30, 2024, 79% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of September 30, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager are subject to change based upon any changes in floating benchmark index rates.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases as of September 30, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(45,053)	$9,200	$(5,434)	$(41,287)	$(0.47)
(175)	(39,327)	8,050	(4,800)	(36,077)	(0.41)
(150)	(33,675)	6,900	(4,181)	(30,956)	(0.35)
(125)	(28,024)	5,750	(3,422)	(25,696)	(0.29)
(100)	(22,373)	4,600	(2,802)	(20,575)	(0.24)
(75)	(16,749)	3,450	(2,047)	(15,346)	(0.18)
(50)	(11,166)	2,300	(1,434)	(10,300)	(0.12)
(25)	(5,583)	1,150	(820)	(5,253)	(0.06)
25	5,583	(1,150)	613	5,046	0.06
50	11,166	(2,300)	1,436	10,302	0.12
75	16,751	(3,450)	2,051	15,352	0.18
100	22,340	(4,600)	2,667	20,407	0.23
125	27,929	(5,750)	3,421	25,600	0.29
150	33,518	(6,900)	4,037	30,655	0.35
175	39,107	(8,050)	4,791	35,848	0.41
200	44,696	(9,200)	5,009	40,505	0.46
____________________
(1)Main Street’s total contribution from the External Investment Manager is based on the performance of assets managed by the External Investment Manager (as discussed in Note D — External Investment Manager included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), and any related cost of debt obligations related to such managed assets, which may fluctuate depending on changes in interest rates. Main Street shares employees with the External Investment Manager including their related infrastructure, business relationships, management expertise and raising capital capabilities (as discussed in Note D — External Investment Manager included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement, which may fluctuate depending on changes in incentive fees earned by the External Investment Manager.
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2024, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly.

Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we issued 186,195 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2024, under the dividend reinvestment plan was $9.3 million.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1*
Second Amendment, dated as of September 26, 2024, to Credit Agreement by and among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2024 (File No. 1-33723))

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2024, filed with the SEC on November 8, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2024 and 2023.

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

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: November 8, 2024	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: November 8, 2024	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: November 8, 2024	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)