Form 10-K
period 2024-12-31
Main Street Capital CORP
filed 2025-02-28
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024, was $4,194.4 million based upon the last sale price for the registrant’s common stock on that date.
The number of shares outstanding of the issuer’s common stock as of February 27, 2025 was 88,556,229.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants’ definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

PART I
Item 1. Business
ORGANIZATION
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
Main Street also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. Main Street’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. Main Street has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. Main Street’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments (as discussed in Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition) and the investment in the External Investment Manager (as defined below).
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
The following diagram depicts our organizational structure:

___________________________
*    Other Holding Companies includes the Taxable Subsidiaries, the Structured Subsidiaries and other consolidated entities formed for operational purposes. Each of these companies is directly or indirectly wholly-owned by MSCC.
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
We also maintain a legacy portfolio of investments in larger Middle Market companies. Our Middle Market investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Middle Market debt investments generally range in size from $3 million to $25 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Subject to changes in our cash and overall liquidity, our Investment Portfolio (as defined below) may also include short-term portfolio investments that are atypical of our LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be realized in one year or less and are not expected to be a significant portion of our overall Investment Portfolio. The Investment Portfolio, as used herein, refers to all of our investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments and our investment in the External Investment Manager.
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

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.
Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our shareholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). For each of the years ended December 31, 2024 and 2023, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3%. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.8% and 3.7%, respectively, for the years ended December 31, 2024 and 2023. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F — Financial Highlights to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The External Investment Manager serves as the investment adviser and administrator to MSC Income Fund, Inc. (“MSC Income”) pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (as amended and restated on January 29, 2025, the “Advisory Agreement”). Under the Advisory Agreement, prior to January 29, 2025, the External Investment Manager earned a 1.75% annual base management fee on MSC Income’s average total assets, a subordinated incentive fee on income equal to 20% of pre-incentive fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income. On and after January 29, 2025, under the Advisory Agreement, the External Investment Manager earns a 1.5% annual base management fee on MSC Income’s average total assets (including cash and cash equivalents), payable quarterly in arrears (with additional future contractual reductions based upon changes to MSC Income’s investment portfolio composition), a subordinated incentive fee on income equal to 17.5% of pre-incentive fee net investment income above a specified investment return hurdle rate, subject to a 50% / 50% catch-up feature, and a 17.5% incentive fee on cumulative net realized capital gains from January 29, 2025.
Additionally, the External Investment Manager has entered into investment management agreements with MS Private Loan Fund I, LP (the “Private Loan Fund”) and MS Private Loan Fund II, LP (the “Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based management fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the years ended December 31, 2024, 2023 and 2022, the External Investment Manager earned $23.9 million, $22.4 million and $21.8 million in base management fees, respectively, $13.7 million, $13.4 million and $2.5 million in incentive fees, respectively, and $0.6 million of administrative service fee income for each of the years ended December 31, 2024, 2023 and 2022.

We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the years ended December 31, 2024, 2023 and 2022 are net of expenses allocated to the External Investment Manager of $23.1 million, $22.1 million and $13.0 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2024, 2023, and 2022, dividends accrued by us from the External Investment Manager were $11.3 million, $11.3 million and $9.3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the total contribution of the External Investment Manager to our net investment income was $34.3 million, $33.4 million and $22.3 million, respectively.
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
BUSINESS STRATEGIES
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:
•Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized long-term debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing alternatives. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution.
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

•Leverage the Skills and Experience of our Investment Team. Our investment team has significant experience in lending to and investing in LMM, Private Loan and Middle Market companies. The members of our investment team have broad investment backgrounds, with significant experience and long-term tenure with Main Street and prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of our investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies. Also, the reputation of our investment team has and should continue to enable us to generate additional revenue in the form of management and incentive fees in connection with us providing advisory services to other investment funds.
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
•Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We primarily pursue investments in LMM companies that have historically generated EBITDA of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in Private Loan companies that have historically generated annual EBITDA of $7.5 million to $50 million. We generally do not invest in start-up companies or companies with speculative business plans.

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
INVESTMENT PORTFOLIO
Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Private Loan portfolio investments primarily consist of investments in debt securities that are primarily originated directly by us, or to a lesser extent, through our strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Our Middle Market portfolio investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Private Loan and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash on either a fixed or floating rate basis. The LMM debt investments with floating interest rates will generally bear interest at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
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
Direct Equity Investments
We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to co-invest with the private equity funds in the equity securities of our Private Loan portfolio companies. The equity co-investment aligns our interests with those of the private equity fund and provides us with the opportunity to benefit from appreciation in the equity values of our Private Loan portfolio companies.
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
INVESTMENT PROCESS
Our management team’s investment committee is responsible for all aspects of our investment processes. The current members of our investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, the Chairman of our Board of Directors.
The investment processes for portfolio investments are outlined below. Our investment strategy involves a “team” approach, whereby potential transactions are screened by several members of our investment team before being presented to the investment committee. Our investment committee meets on an as-needed basis depending on transaction volume. We generally categorize our investment process into seven distinct stages:
Deal Generation/Origination
Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. Our investment team has developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.
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
Upon successful screening of a proposed transaction, the investment team makes a recommendation to our investment committee. If our investment committee concurs with moving forward on the proposed transaction, we typically issue a non-binding term sheet or letter of intent to the company.
Term Sheet
For proposed transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, we begin our formal due diligence process.
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
Due diligence on a proposed Private Loan investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our typical Private Loan due diligence review includes some or all of the following:
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
Upon completion of a satisfactory due diligence review of a proposed Private Loan portfolio investment, the investment team presents the findings and a recommendation to our investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•overview and history of the private equity fund sponsor as the company’s equity owner;
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
As part of the monitoring process of our Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan and Middle Market portfolio investments, our investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners, however, due to the nature of our “lender only” relationship with these Private Loan and Middle Market companies in comparison to our LMM portfolio companies, is is not practical to have as much direct management interface.
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
COMPETITION
We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of our focus on the underserved companies described in our LMM investment strategy and the less competitive nature of the market for companies described in our Private Loan investment strategy, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

As of December 31, 2024, we had 104 employees, 58 of whom we characterize as investment and portfolio management professionals, and the others include operations professionals and administrative staff. None of our employees are represented by a collective bargaining agreement. As necessary, we will hire additional investment professionals and administrative personnel. All but three of our employees are located in our Houston, Texas office.
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
Senior Securities
Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, we were permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, or BDC asset coverage ratio, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In May 2022, our stockholders approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022.
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

Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 Annual Meeting of Stockholders, and have not sought such stockholder authorization since 2012, because our common stock price had been trading significantly above the NAV per share of our common stock since 2011. Our stockholders have previously approved a proposal that authorizes us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. See Item 1A. Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
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
Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24 million or have average annual net income after U.S. federal income taxes not exceeding $8 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it generally may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
The SBIC licenses allow the Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under applicable regulations, an SBIC may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semiannual payments of interest, do not require any principal payments prior to maturity, and are not subject to prepayment penalties. As of December 31, 2024, we, through the Funds, had $350.0 million of outstanding SBA-guaranteed debentures, which had an annual weighted-average interest rate of 3.3%.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) mutual funds, securities or other instruments that exclusively consist of, or represented pooled assets of investments described in (i) and (ii) above; (iv) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (v) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (vi) a checking account in a federally insured institution; or (vii) a reasonable petty cash fund.
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
The External Investment Manager is accounted for as a portfolio investment for U.S. GAAP purposes and is an indirect wholly-owned subsidiary of MSCC, owned through a Taxable Subsidiary. The External Investment Manager is owned by a Taxable Subsidiary in order to allow us to comply with the 90% Income Test, since the External Investment Manager’s income would likely not consist of income derived from securities, such as dividends and interest, and as result, if held directly by us, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. As it is wholly-owned by a Taxable Subsidiary, the External Investment Manager is disregarded for tax purposes. The External Investment Manager has also entered into a tax sharing agreement with its Taxable Subsidiary owner. Since the External Investment Manager is accounted for as a portfolio investment of MSCC and is not included as a consolidated subsidiary of MSCC in MSCC’s consolidated financial statements, and as a result of the tax sharing agreement with its Taxable Subsidiary owner, for its stand-alone financial reporting purposes the External Investment Manager is treated as if it is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the External Investment Manager are reflected in the External Investment Manager’s separate financial statements.
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
Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). We cannot assure you that we will qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
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
•Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
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
•Market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
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
We depend on the members of our investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Jaime Arreola, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez, Nicholas T. Meserve and Jonathan B. Montgomery for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although we have entered into non-compete arrangements with all of our executive officers and other key employees, we cannot guarantee that any employees will remain employed with us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be regulated as, or withdraw our election as, a BDC. We cannot predict the effect any changes to our investment objective, current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be material and adverse, which could negatively affect our business and impair our ability to pay interest and principal payments to holders of our debt instruments and to make distributions to our stockholders and cause our investors to lose all or part of their investment in us.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements and any requirements under our financing arrangements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code. Although we have historically operated as a non-diversified investment company within the meaning of the 1940 Act, our investment portfolio may, from time to time, be comprised of assets that could permit us to qualify as a “diversified” investment company under the 1940 Act. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations and prospects.
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
Investing in the types of companies that comprise our portfolio companies exposes us to a number of significant risks. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of our investments;
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from maintaining or increasing the level of our investments and harm our operating results.

Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including us, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
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
•cash distributions paid to investors representing original issue discount income may be effectively paid from offering proceeds or borrowings during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, or our borrowings, the 1940 Act does not require that investors be given notice of this fact;
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Assumed Return on Our Portfolio (1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder (2)	(22.5)%	(13.4)%	(4.2)%	4.9%	14.1%
___________________________
(1)Assumes, as of December 31, 2024, $5,121.3 million in total assets, $2,134.0 million in debt outstanding, $2,797.8 million in net assets, and a weighted-average interest rate of 5.6%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total assets of at least 2.3%.

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
Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
Substantially all of our assets are currently pledged as collateral under our secured debt obligations. If we default on our obligations under our secured debt obligations, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our secured debt obligations, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts of outstanding borrowings.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our debt obligations to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debt obligations. If we breach our covenants under our debt obligations and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our debt obligations, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our debt obligations have customary cross-default provisions, if the indebtedness under our debt obligations is accelerated, we may be unable to repay or finance the amounts due.
We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
We own directly or indirectly 100% of the equity interests in MSCC Funding I, LLC (“MSCC Funding”), a special purpose Structured Subsidiary utilized in our senior secured special purpose vehicle revolving credit facility (the “SPV Facility”). We consolidate the financial statements of MSCC Funding in our consolidated financial statements and treat the indebtedness under the SPV Facility as our leverage. Our interest in MSCC Funding is subordinated in priority of payment to every other obligation of MSCC Funding and is subject to certain payment restrictions set forth in the SPV Facility.
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
Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by BDCs, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if we comply with certain value-at-risk leverage limits, adopt a derivatives risk management program and implement board oversight and reporting requirements or otherwise comply with a “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act, which may be materially adverse to us and our investors.
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

We have made and, in the future, intend to make co-investments with other funds or clients advised by the External Investment Manager in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us and other funds and accounts managed by the External Investment Manager. Because the External Investment Manager may receive performance-based fee compensation from other funds and accounts it manages, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to other funds and accounts the External Investment Manager manages, instead of us. We and the External Investment Manager have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such allocation policy.
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
We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Prior to the approval of our stockholders, under the provisions of the 1940 Act we were permitted, as a BDC, to issue senior securities only in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% immediately after each issuance of senior securities. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of May 3, 2022, under the provisions of the 1940 Act, we are permitted to issue senior securities in amounts such that our BDC asset coverage ratio, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a cash dividend or make any cash distribution to stockholders or repurchase shares until such time as we satisfy this test.
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

Additional Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV per share of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
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
___________________________
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
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of (i) the filing of the final tax return related to the year which generated such taxable income or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. For more information regarding tax treatment, see Business — Regulation — Taxation as a Regulated Investment Company. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

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
Disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While we do not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us and our portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and our portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us or our portfolio companies.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains, and routinely reviews and evaluates its information technology (“IT”) and cybersecurity policies, practices and procedures (our “Cybersecurity Program”), which includes processes for assessing, identifying and managing material risks from cybersecurity threats. The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of the Company’s Crisis Management Plan. Our Cybersecurity Program is administered by our IT Manager, who is managed on a day-to-day basis by our General Counsel and overseen by our IT Steering Committee consisting of our Chief Executive Officer, our Chief Operating Officer and our General Counsel. Our General Counsel also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan, with our Chief Operating Officer and our IT Manager also included on the crisis response team. We also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems, to recommend improvements to our Cybersecurity Program and in connection with any cybersecurity incident. Our IT Manager has over 10 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity systems, policies and procedures. Our General Counsel has served in his oversight function as General Counsel for over 16 years and previously as our Chief Compliance Officer for over 12 years, during which time he has gained expertise in assessing and managing risk applicable to the Company. Similarly, each of our Chief Executive Officer and our Chief Operating Officer have served in various executive management roles at the Company and, in the case of our Chief Operating Officer, other publicly traded organizations, involving extensive oversight and management of risks, including cybersecurity related risks, for over 20 years.
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

Oversight of risks relating to IT and cybersecurity has been delegated by our Board to its Audit Committee. The Audit Committee includes members of the Board who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks. Our management routinely reports to the Audit Committee on the status of the Company’s Cybersecurity Program and material risks from cybersecurity threats at the Audit Committee’s quarterly meetings. Such reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board is apprised of any material cybersecurity incident.
During the reporting period, the Company has not identified any impacts from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results and financial condition.
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

		Price Range		Premium of High Sales Price to	Premium of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2025
First Quarter (through February 26, 2025)	*	$63.10	$57.72	*	*
Year ended December 31, 2024
Fourth Quarter	$31.65	$58.58	$49.95	85%	58%
Third Quarter	30.57	52.25	47.05	71%	54%
Second Quarter	29.80	50.88	46.68	71%	57%
First Quarter	29.54	47.31	43.45	60%	47%
Year ended December 31, 2023
Fourth Quarter	$29.20	$43.80	$37.87	50%	30%
Third Quarter	28.33	42.73	39.61	51%	40%
Second Quarter	27.69	41.17	38.10	49%	38%
First Quarter	27.23	42.49	36.87	56%	35%
___________________________
*NAV has not yet been determined for the first quarter of 2025.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On February 26, 2025, the last sale price of our common stock on the NYSE was $59.58 per share, and there were 401 holders of record of our common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of our common stock on December 31, 2024 was $31.65, and the premium of the February 26, 2025 closing price of our common stock was 88% to this NAV per share.
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
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2024, we issued a total of 721,963 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during 2024 was $35.7 million.
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

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on our common stock from October 5, 2007 to December 31, 2024 with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Bank Index and the S&P BDC Index. This comparison assumes $100.00 was invested on October 5, 2007 (the date our common stock began to trade in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF STOCKHOLDER RETURN(1)
Among Main Street Capital Corporation, the S&P 500 Index, the Russell 2000 Index, the KBW
Regional Bank Index(2) and the S&P BDC Index(3)
(For the Period October 5, 2007 to December 31, 2024)

TOTAL RETURN PERFORMANCE SINCE MAIN IPO

$1800
$1600
$1400
$1200
$1000
$800
$600
$400
$200
$0
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
MAIN (1553.26%)(2)
S&P 500 (430.22%)
Russell 2000 (234.77%)
KBW Regional Banking Index (28.82%)(3)
S&P BDC Index (-47.34%)(4)

___________________________
(1)Total return includes reinvestment of dividends through December 31, 2024.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager which are discussed further below).

	As of December 31, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	84	91	15
Fair value	$2,502.9	$1,904.3	$155.3
Cost	$1,937.8	$1,952.5	$195.0
Debt investments as a % of portfolio (at cost)	70.8%	95.4%	86.5%
Equity investments as a % of portfolio (at cost)	29.2%	4.6%	13.5%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	97.2%
Weighted-average annual effective yield (b)	12.8%	11.8%	12.3%
Average EBITDA (c)	$10.2	$30.5	$53.4
___________________________
(a)As of December 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on our debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for our LMM portfolio, 11.5% for our Private Loan portfolio and 10.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, five Private Loan portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
___________________________
(a)As of December 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on our debt portfolio as of December 31, 2023, including debt investments on non-accrual status, was 12.9% for our LMM portfolio, 12.5% for our Private Loan portfolio and 10.8% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the years ended December 31, 2024 and 2023, we achieved a total return on investments of 17.9% and 16.3%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2024, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis and which comprised 2.5% and 2.9% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in 30 entities, spread across 13 investment managers, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Item 1. Business — Overview of Our Business of this Annual Report on Form 10-K, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of our Investment Portfolio at fair value and cost, respectively.

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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2024 and 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2024 and 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2024, 2023 and 2022 (i) 4.2%, 2.2% and 1.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5%, 0.3% and 0.5%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2024	December 31, 2023
First lien debt	82.9%	82.7%
Equity	16.4	16.8
Second lien debt	0.2	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
First lien debt	71.4%	71.6%
Equity	27.8	27.8
Second lien debt	0.2	0.2
Equity warrants	0.4	0.2
Other	0.2	0.2
	100.0%	100.0%
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
As of December 31, 2024, investments on non-accrual status comprised 0.9% of our total Investment Portfolio at fair value and 3.5% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of our total Investment Portfolio at fair value and 2.3% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended December 31, 2023 and 2022 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$541,026	$500,385	$40,641	8%
Total expenses	(185,967)	(161,366)	(24,601)	15%
Net investment income	355,059	339,019	16,040	5%
Net realized gain (loss)	45,998	(120,507)	166,505	NM
Net unrealized appreciation	137,656	232,577	(94,921)	NM
Income tax provision	(30,633)	(22,642)	(7,991)	NM
Net increase in net assets resulting from operations	$508,080	$428,447	$79,633	19%

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands, except per share amounts)
Net investment income	$355,059	$339,019	$16,040	5%
Share‑based compensation expense	18,793	16,520	2,273	14%
Deferred compensation expense	1,117	1,249	(132)	NM
Distributable net investment income (a)	$374,969	$356,788	$18,181	5%
Net investment income per share—Basic and diluted	$4.09	$4.14	$(0.05)	(1)%
Distributable net investment income per share—Basic and diluted (a)	$4.32	$4.36	$(0.04)	(1)%
___________________________
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

Investment Income
Total investment income for the year ended December 31, 2024 was $541.0 million, an 8% increase from the $500.4 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$420,651	$390,737	$29,914	8%	(a)
Dividend income	97,231	94,796	2,435	3%	(b)
Fee income	23,144	14,852	8,292	56%	(c)
Total investment income	$541,026	$500,385	$40,641	8%	(d)
___________________________
(a)The increase in interest income was primarily due to (i) higher average levels of income producing Investment Portfolio debt investments and (ii) increases in weighted-average interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in market spreads, partially offset by an increase in investments on non-accrual status.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of an increase of $3.8 million in dividend income from our LMM portfolio companies, partially offset by (i) a decrease of $0.8 million in dividend income from our Other Portfolio investments and (ii) a decrease of $0.6 million in dividend income from our Private Loan portfolio companies.
(c)The increase in fee income was primarily related to (i) a $5.7 million increase in fees related to increased investment activity and (ii) a $2.6 million increase from the refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net reduction of $3.4 million in certain income considered less consistent or non-recurring, including (i) a $6.2 million decrease in such dividend income and (ii) a $0.4 million decrease in accelerated interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a $3.3 million increase in such fee income.
Expenses
Total expenses for the year ended December 31, 2024 were $186.0 million, a 15% increase from $161.4 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Cash compensation	$46,369	$45,030	$1,339	3%	(a)
Deferred compensation plan expense	1,117	1,249	(132)	(11)%
Compensation	47,486	46,279	1,207	3%
General and administrative	19,347	18,042	1,305	7%	(b)
Interest	123,429	102,575	20,854	20%	(c)
Share-based compensation	18,793	16,520	2,273	14%	(d)
Gross expenses	209,055	183,416	25,639	14%
Expenses allocated to the External Investment Manager	(23,088)	(22,050)	(1,038)	5%	(e)
Total expenses	$185,967	$161,366	$24,601	15%
___________________________
(a)The increase in cash compensation was primarily attributable to (i) increased base compensation rates and (ii) increased headcount to support our growing investment portfolio and asset management activities.
(b)The increase in general and administrative expense was primarily attributable to an increase in business development activities, technology costs and professional fees.

(c)The increase in interest expense was primarily related to (i) an increased weighted-average interest rate on our debt obligations resulting primarily from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below) and (ii) an increase in average borrowings outstanding of unsecured notes used to fund a portion of the growth of our Investment Portfolio, partially offset by a decrease in average borrowing outstanding on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”).
(d)The increase in share-based compensation expense was primarily attributable to an increase in incentive based grants related to incentive compensation awards issued in April 2024.
(e)The increase in expenses allocated to the External Investment Manager was primarily related to (i) increased overall operating costs at Main Street, (ii) the positive operating results from the assets managed for clients of the External Investment Manager and (iii) an increase in assets under management.
Net Investment Income
Net investment income for the year ended December 31, 2024 increased 5% to $355.1 million, or $4.09 per share, compared to net investment income of $339.0 million, or $4.14 per share, in 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by higher operating expenses, both as discussed above. Net investment income per share reflects these changes and the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2024, primarily due to shares issued through our (i) at-the-market offering program (the “ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The decrease in net investment income on a per share basis includes a $0.05 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the year ended December 31, 2024 increased 5% to $375.0 million, or $4.32 per share, compared to $356.8 million, or $4.36 per share, in 2023. The increase in distributable net investment income was primarily due to the increased level of total investment income, partially offset by higher operating expenses, excluding the impact of share-based compensation expense, as discussed above, and deferred compensation expense. The decrease in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2024, as discussed above. The decrease in distributable net investment income on a per share basis includes a $0.05 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Gain (Loss)
The following table provides a summary of the primary components of the total net realized gain on investments of $46.0 million for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$36,983	3	$10,365	1	$(2,301)	1	$120	$45,167
Private Loan portfolio	20,482	2	—	—	(7,227)	2	605	13,860
Middle Market portfolio	(8,272)	2	—	—	(876)	1	320	(8,828)
Other Portfolio	(7,107)	1	1,985	1	—	—	793	(4,329)
Short-term portfolio	—	—	—	—	—	—	128	128
Total net realized gain (loss)	$42,086	8	$12,350	2	$(10,404)	4	$1,966	$45,998
___________________________
(a)Other activity includes realized gains and losses from transactions involving 40 portfolio companies which are not considered to be significant individually or in the aggregate.

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
___________________________
(a)Other activity includes realized gains and losses from transactions involving 35 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $137.7 million for the year ended December 31, 2024.

	Year Ended December 31, 2024
	LMM (a)	Private Loan	Middle Market	Other		Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(47,858)	$(17,464)	$9,704	$4,199		$(51,419)
Net unrealized appreciation (depreciation) relating to portfolio investments	122,827	(12,649)	1,314	77,583	(b)	189,075
Total net unrealized appreciation (depreciation) relating to portfolio investments	$74,969	$(30,113)	$11,018	$81,782		$137,656
___________________________
(a)Includes unrealized appreciation on 44 LMM portfolio investments and unrealized depreciation on 32 LMM portfolio investments.
(b)Other primarily consists of (i) $71.9 million of unrealized appreciation relating to the External Investment Manager, (ii) $4.4 million of net unrealized appreciation relating to the Other Portfolio and (iii) $1.1 million of net unrealized appreciation relating to the assets of the deferred compensation plan.

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
___________________________
(a)Includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 37 LMM portfolio investments.
(b)Other includes (i) $51.1 million of unrealized appreciation relating to the External Investment Manager, (ii) $4.1 million of net unrealized appreciation relating to the Other Portfolio and (iii) $1.2 million of net unrealized appreciation relating to the assets of the deferred compensation plan.
Income Tax Provision
The income tax provision for the year ended December 31, 2024 of $30.6 million principally consisted of (i) a deferred tax provision of $22.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss and interest expense carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $8.4 million related to a $5.9 million provision for excise tax on our estimated undistributed taxable income and a $2.5 million provision for current U.S. federal and state income taxes.
The income tax provision for the year ended December 31, 2023 of $22.6 million principally consisted of (i) a deferred tax provision of $16.0 million and (ii) a current tax provision of $6.6 million primarily related to a $3.4 million provision for current U.S. federal and state income taxes and a $3.2 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2024 was $508.1 million, or $5.85 per share, compared to $428.4 million, or $5.23 per share, during the year ended December 31, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2024, we realized a net increase in cash and cash equivalents of $18.2 million, which is the net result of $87.1 million of cash used in our operating activities and $105.3 million of cash provided by our financing activities.
The $87.1 million of cash used in our operating activities resulted primarily from cash uses totaling $1.576 billion for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $1.157 billion from the sales and repayments of debt investments and sales and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $332.8 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $8.5 million in cash proceeds related to other assets and liabilities.
The $105.3 million of cash provided by our financing activities principally consisted of (i) $400.0 million in cash proceeds from the issuance of the June 2027 Notes, (ii) $350.0 million in cash proceeds from the issuance of the March 2029 Notes, (iii) $122.6 million in net cash proceeds from equity offerings from our ATM Program, (iv) $63.8 million in proceeds from the issuance of SBIC debentures and (v) $24.0 million in net borrowings from our Credit Facilities, partially offset by (i) $450.0 million on the repayment of the May 2024 Notes, (ii) $320.4 million in dividends paid to our stockholders, (iii) $63.8 million in repayments of SBIC debentures, (iv) $13.6 million in debt issuance costs and (v) $7.3 million in purchases of vested stock for employee payroll tax withholdings.
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
Capital Resources
As of December 31, 2024, we had $78.3 million in cash and cash equivalents and $1.326 billion of unused capacity under our Credit Facilities which we maintain to support our investment and operating activities. As of December 31, 2024, our NAV totaled $2.798 billion, or $31.65 per share.
As of December 31, 2024, we had $208.0 million outstanding and $902.0 million of undrawn commitments under our Corporate Facility, and $176.0 million outstanding and $424.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities, as described below.
In June 2024, we entered into an amendment to our Corporate Facility to, among other things: (i) increase the revolving commitments from $995.0 million to $1.11 billion, (ii) increase the accordion feature from up to a total of $1.4 billion to up to a total of $1.665 billion and (iii) extend the revolving period and the final maturity date through June 2028 and June 2029, respectively, on $1.035 billion of revolving commitments, with the original revolving period and final maturity date of August 2026 and August 2027, respectively, on $0.075 billion of revolving commitments remaining the same.

In September 2024, we entered into an amendment to our SPV Facility, to among other things: (i) increase the total commitments from $430.0 million to $600.0 million, (ii) increase the accordion feature to up to a total of $800.0 million, (iii) extend the revolving period from November 2025 to September 2027, (iv) extend the final maturity date from November 2027 to September 2029 and (v) decrease the interest rate to one-month term SOFR plus an applicable margin of (a) 2.35% during the revolving period (from 2.50% plus a 0.10% credit spread adjustment, or 2.60%), (b) 2.475% for the first year following the end of the revolving period (from 2.625%) and (c) 2.60% for the second year following the end of the revolving period (from 2.75%).
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both December 31, 2024 and 2023.
In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of December 31, 2024.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of December 31, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. On March 1, 2024, we repaid $63.8 million of SBIC debentures that had reached maturity, which reduced our total outstanding SBIC debentures to $286.2 million. Subsequently, on September 12, 2024, we borrowed an additional $63.8 million of SBIC debentures, which increased our total outstanding SBIC debentures to $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of December 31, 2024 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.6 years as of December 31, 2024. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of December 31, 2024 and 2023 was $150.0 million.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).

We maintain the ATM Program with certain selling agents through which we can sell up to 15,000,000 shares of our common stock by means of at-the-market offerings from time to time. During the year ended December 31, 2024, we sold 2,489,275 shares of our common stock at a weighted-average price of $49.75 per share and raised $123.8 million of gross proceeds under the ATM Program. Net proceeds were $122.2 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2024, sales transactions representing 1,678 shares had not settled and thus were not issued and not included in shares issued and outstanding on the Consolidated Balance Sheets but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of December 31, 2024, 2,823,949 shares remained available for sale under the ATM Program. During the year ended December 31, 2023, we sold 5,149,460 shares of our common stock at a weighted-average price of $39.94 per share and raised $205.7 million of gross proceeds under the ATM Program. Net proceeds were $203.3 million after commissions to the selling agents on shares sold and offering costs.
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
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). In January 2008, we received an exemptive order from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. In May 2022, our stockholders also approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to us decreased from 200% to 150% effective May 3, 2022. As of December 31, 2024, our BDC asset coverage ratio was 256%.
Although we have been able to secure access to additional liquidity, including through the Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.15. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of December 31, 2024, we had a total of $322.2 million in outstanding commitments comprised of (i) 83 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2024, the future fixed commitments for cash payments in connection with the July 2026 Notes, the June 2027 Notes, the March 2029 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in thousands)
July 2026 Notes	$—	$500,000	$—	$—	$—	$—	$500,000
Interest due on July 2026 Notes	15,000	15,000	—	—	—	—	30,000
June 2027 Notes	—	—	400,000	—	—	—	400,000
Interest due on June 2027 Notes	26,000	26,000	13,000	—	—	—	65,000
March 2029 Notes	—	—	—	—	350,000	—	350,000
Interest due on March 2029 Notes	24,325	24,325	24,325	24,325	12,163	—	109,463
SBIC debentures	—	—	75,000	75,000	—	200,000	350,000
Interest due on SBIC debentures	11,763	11,554	10,838	8,400	6,357	25,458	74,370
December 2025 Notes	150,000	—	—	—	—	—	150,000
Interest due on December 2025 Notes	11,637	—	—	—	—	—	11,637
Operating Lease Obligation (1)	1,134	1,193	1,214	1,235	1,256	5,576	11,608
Total	$239,859	$578,072	$524,377	$108,960	$369,776	$231,034	$2,052,078
___________________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

As of December 31, 2024, we had $208.0 million in borrowings outstanding under our Corporate Facility, $14.1 million of which is scheduled to mature in August 2027 and $193.9 million of which is scheduled to mature in June 2029, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K. As of December 31, 2024, we had $176.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in September 2029.
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
Recent Developments
In January 2025, MSC Income completed a follow-on public offering of 6,325,000 shares of its common stock (including the exercise of the underwriters’ overallotment option) at the public offering price of $15.53 per share (the “MSIF Public Offering”). In connection with the MSIF Public Offering, MSC Income’s shares of common stock began trading on the New York Stock Exchange under the ticker symbol “MSIF.”
We purchased 289,761 shares of MSC Income common stock in the MSIF Public Offering at the public offering price of $15.53. Additionally, following the closing of the MSIF Public Offering, we entered into a share purchase plan to purchase up to $20.0 million in the aggregate of shares of MSC Income common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of MSC Income common stock is trading below the most recently reported NAV per share of MSC Income’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). The purchases of shares of MSC Income common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market with terms and conditions substantially similar to our share purchase plan for shares of MSC Income common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between us and MSC Income based on the respective plan sizes. In connection with our potential acquisition in excess of 3% of MSC Income’s outstanding shares of common stock as a result of any purchases pursuant to our share purchase plan for shares of MSC Income common stock or otherwise, we entered into a Fund of Funds Investment Agreement with MSC Income. The Fund of Funds Investment Agreement provides for the acquisition by us of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to us, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Additionally, in connection with the listing, the External Investment Manager and MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement to, among other things, (i) reduce the annual base management fees payable by MSC Income to 1.5% of its average total assets (including cash and cash equivalents), payable in arrears (with additional future contractual reductions based upon changes to MSC Income’s investment portfolio composition), (ii) reduce to 17.5% the subordinated incentive fee on pre-incentive fee net investment income above a specified investment return hurdle rate payable by MSC Income, subject to a 50% / 50% catch-up feature, (iii) reduce to 17.5% and reset the incentive fee on cumulative net realized capital gains payable by MSC Income and (iv) establish a cap on the amount of expenses payable by MSC Income relating to certain internal administrative services, which varies based on the value of MSC Income’s total assets.
In February 2025, we declared a supplemental dividend of $0.30 per share payable in March 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.25 per share for each of January, February and March 2025, or total regular monthly dividends of $0.75 per share for the first quarter of 2025, resulting in total dividends declared for the first quarter of 2025 of $1.05 per share.

In February 2025, we also declared regular monthly dividends of $0.25 per share for each of April, May and June of 2025. These regular monthly dividends equal a total of $0.75 per share for the second quarter of 2025, representing a 4.2% increase from the regular monthly dividends paid in the second quarter of 2024. Including the regular monthly and supplemental dividends declared through the second quarter of 2025, we will have paid $44.725 per share in cumulative dividends since our October 2007 initial public offering.
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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2024, 68% of our debt Investment Portfolio (at cost) bore interest at floating rates, 95% of which were subject to contractual minimum interest rates. As of December 31, 2024, 82% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of December 31, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index rates.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases as of December 31, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(45,726)	$7,680	$(5,435)	$(43,481)	$(0.49)
(175)	(39,980)	6,720	(4,825)	(38,085)	(0.43)
(150)	(34,234)	5,760	(4,215)	(32,689)	(0.37)
(125)	(28,488)	4,800	(3,375)	(27,063)	(0.31)
(100)	(22,742)	3,840	(2,765)	(21,667)	(0.25)
(75)	(16,995)	2,880	(1,925)	(16,040)	(0.18)
(50)	(11,249)	1,920	(1,317)	(10,646)	(0.12)
(25)	(5,563)	960	(724)	(5,327)	(0.06)
25	5,496	(960)	568	5,104	0.06
50	10,993	(1,920)	1,136	10,209	0.12
75	16,489	(2,880)	1,565	15,174	0.17
100	21,987	(3,840)	1,679	19,826	0.22
125	27,490	(4,800)	1,793	24,483	0.28
150	32,992	(5,760)	1,907	29,139	0.33
175	38,495	(6,720)	2,021	33,796	0.38
200	43,997	(7,680)	2,135	38,452	0.43
___________________________
(1)Main Street’s total contribution from the External Investment Manager is based on the performance of assets managed by the External Investment Manager (as discussed in Note D — External Investment Manager included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), and any related cost of debt obligations related to such managed assets, which may fluctuate depending on changes in interest rates.
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of December 31, 2024, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2024 and 2023, by correspondence with the portfolio companies, agent banks and custodians, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Level 3 Investments
As described further in Note C to the financial statements, the Company’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $4,932,669 thousand at December 31, 2024. Approximately 98% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, and percentage of expected principal recovery for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

Report of Independent Registered Public Accounting Firm
The principal consideration for our determination that the fair value of Level 3 investments measured using significant unobservable inputs and assumptions is a critical audit matter is management’s judgement used in identifying and evaluating significant unobservable inputs which result in estimation uncertainty for the fair value of Level 3 investments. Auditing these investments requires a high degree of subjective auditor judgment, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.
Our audit procedures related to the fair value of Level 3 investments measured using significant unobservable inputs and assumptions included the following, among others:
•We tested the design and operating effectiveness of management’s review controls relating to the Level 3 fair value measurement of investments. This included identifying and evaluating significant assumptions used in the estimation of fair value, such as the relevance, adequacy and appropriateness of these significant assumptions and valuation methods used to determine investment fair value as of the reporting date.
•With the assistance of internal valuation specialists, we tested management’s process for developing Level 3 investment fair values. For a selection of investments, we assessed the appropriateness of the methods and significant assumptions used in developing the estimate. The significant assumptions tested by us included, but were not limited to, the following:
•enterprise values,
•WACC,
•discount rates,
•forecasted cash flows and long-term growth rates,
•discount for lack of marketability,
•market multiples,
•weighting between valuation techniques,
•risk adjusted discount factor,
•market debt yields, or
•percentage of expected principal recovery

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Houston, Texas
February 28, 2025

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Main Street Capital Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Main Street Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2025

MAIN STREET CAPITAL CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except shares and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Investments at fair value:
Control investments (cost: $1,415,970 and $1,435,131 as of December 31, 2024 and 2023, respectively)	$2,087,890	$2,006,698
Affiliate investments (cost: $743,441 and $575,894 as of December 31, 2024 and 2023, respectively)	846,798	615,002
Non‑Control/Non‑Affiliate investments (cost: $2,077,901 and $1,714,935 as of December 31, 2024 and 2023, respectively)	1,997,981	1,664,571
Total investments (cost: $4,237,312 and $3,725,960 as of December 31, 2024 and 2023, respectively)	4,932,669	4,286,271
Cash and cash equivalents	78,251	60,083
Interest and dividend receivable and other assets	98,084	89,337
Deferred financing costs (net of accumulated amortization of $14,592 and $12,329 as of December 31, 2024 and 2023, respectively)	12,337	7,879
Total assets	$5,121,341	$4,443,570
LIABILITIES
Credit Facilities	$384,000	$360,000
July 2026 Notes (par: $500,000 as of both December 31, 2024 and 2023)	499,188	498,662
June 2027 Notes (par: $400,000 as of December 31, 2024)	399,282	—
March 2029 Notes (par: $350,000 as of December 31, 2024)	347,002	—
SBIC debentures (par: $350,000 as of both December 31, 2024 and 2023)	343,417	344,535
December 2025 Notes (par: $150,000 as of both December 31, 2024 and 2023)	149,482	148,965
May 2024 Notes (par: $450,000 as of December 31, 2023)	—	450,182
Accounts payable and other liabilities	69,631	62,576
Interest payable	23,290	17,025
Dividend payable	22,100	20,368
Deferred tax liability, net	86,111	63,858
Total liabilities	2,323,503	1,966,171
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 88,398,713 and 84,830,679 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	884	848
Additional paid‑in capital	2,394,492	2,270,549
Total undistributed earnings	402,462	206,002
Total net assets	2,797,838	2,477,399
Total liabilities and net assets	$5,121,341	$4,443,570
NET ASSET VALUE PER SHARE	$31.65	$29.20
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2024	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$205,367	$197,150	$155,967
Affiliate investments	84,367	69,829	54,963
Non‑Control/Non‑Affiliate investments	251,292	233,406	165,930
Total investment income	541,026	500,385	376,860
EXPENSES:
Interest	(123,429)	(102,575)	(78,276)
Compensation	(47,486)	(46,279)	(36,543)
General and administrative	(19,347)	(18,042)	(16,050)
Share‑based compensation	(18,793)	(16,520)	(13,629)
Expenses allocated to the External Investment Manager	23,088	22,050	12,965
Total expenses	(185,967)	(161,366)	(131,533)
NET INVESTMENT INCOME	355,059	339,019	245,327
NET REALIZED GAIN (LOSS):
Control investments	36,922	(50,532)	(5,822)
Affiliate investments	(4,219)	(18,729)	(3,319)
Non‑Control/Non‑Affiliate investments	13,295	(51,246)	3,929
Total net realized gain (loss)	45,998	(120,507)	(5,212)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	117,867	161,793	56,682
Affiliate investments	47,299	33,689	10,314
Non‑Control/Non‑Affiliate investments	(27,510)	37,095	(42,180)
Total net unrealized appreciation	137,656	232,577	24,816
INCOME TAXES:
Federal and state income, excise and other taxes	(8,380)	(6,633)	(5,199)
Deferred taxes	(22,253)	$(16,009)	(18,126)
Total income tax provision	(30,633)	(22,642)	(23,325)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$508,080	$428,447	$241,606
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$4.09	$4.14	$3.29
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$5.85	$5.23	$3.24
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	86,805,755	81,916,663	74,482,176
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except shares)

	Common Stock		Additional Paid‑In Capital	Total Undistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2021	70,737,021	$707	$1,736,346	$51,793	$1,788,846
Public offering of common stock, net of offering costs	6,763,166	67	265,553	—	265,620
Share‑based compensation	—	—	13,629	—	13,629
Purchase of vested stock for employee payroll tax withholding	(116,177)	(1)	(4,942)	—	(4,943)
Dividend reinvestment	625,196	6	24,125	—	24,131
Amortization of directors’ deferred compensation	—	—	519	—	519
Issuance of restricted stock, net of forfeited shares	497,610	5	(5)	—	—
Dividends to stockholders	—	—	466	(221,288)	(220,822)
Reclassification for certain permanent book-to-tax differences	—	—	(5,160)	5,160	—
Net increase in net assets resulting from operations	—	—	—	241,606	241,606
Balances as of December 31, 2022	78,506,816	$784	$2,030,531	$77,271	$2,108,586
Public offering of common stock, net of offering costs	5,159,479	52	203,631	—	203,683
Share‑based compensation	—	—	16,520	—	16,520
Purchase of vested stock for employee payroll tax withholding	(151,058)	(1)	(5,949)	—	(5,950)
Dividend reinvestment	765,427	8	30,711	—	30,719
Amortization of directors’ deferred compensation	—	—	434	—	434
Issuance of restricted stock, net of forfeited shares	552,338	5	(5)	—	—
Dividends to stockholders	—	—	623	(305,663)	(305,040)
Reclassification for certain permanent book-to-tax differences	—	—	(5,947)	5,947	—
Net increase in net assets resulting from operations	—	—	—	428,447	428,447
Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	2,497,833	25	122,610	—	122,635
Share‑based compensation	—	—	18,793	—	18,793
Purchase of vested stock for employee payroll tax withholding	(155,049)	(2)	(7,333)	—	(7,335)
Dividend reinvestment	721,963	8	35,693	—	35,701
Amortization of directors’ deferred compensation	—	—	424	—	424
Issuance of restricted stock, net of forfeited shares	502,642	5	(5)	—	—
Dividends to stockholders	—	—	717	(358,576)	(357,859)
Reclassification for certain permanent book-to-tax differences	—	—	(46,956)	46,956	—
Net increase in net assets resulting from operations	—	—	—	508,080	508,080
Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$508,080	$428,447	$241,606
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(1,576,398)	(866,997)	(1,152,594)
Proceeds from sales and repayments of debt investments in portfolio companies	1,014,088	782,433	608,330
Proceeds from sales and return of capital of equity investments in portfolio companies	143,396	43,581	71,695
Net unrealized appreciation	(137,656)	(232,577)	(24,816)
Net realized (gain) loss	(45,998)	120,507	5,212
Accretion of unearned income	(22,040)	(19,366)	(13,413)
Payment-in-kind interest	(22,761)	(10,997)	(5,352)
Cumulative dividends	(2,506)	(1,344)	(1,770)
Share-based compensation expense	18,793	16,520	13,629
Amortization of deferred financing costs	5,157	3,331	2,863
Deferred tax provision	22,253	16,009	18,126
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(11,177)	(8,530)	(28,186)
Interest payable	6,265	445	1,654
Accounts payable and other liabilities	8,306	10,062	12,254
Deferred fees and other	5,080	3,798	3,826
Net cash provided by (used in) operating activities	(87,118)	285,322	(246,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	122,635	203,683	265,620
Proceeds from public offering of June 2027 Notes	400,000	—	—
Proceeds from public offering of March 2029 Notes	350,000	—	—
Proceeds from public offering of December 2025 Notes	—	50,000	100,000
Dividends paid	(320,427)	(271,599)	(194,174)
Proceeds from issuance of SBIC debentures	63,800	16,000	—
Repayments of SBIC debentures	(63,800)	(16,000)	—
Redemption of May 2024 Notes	(450,000)	—	—
Redemption of December 2022 Notes	—	—	(185,000)
Proceeds from credit facilities	1,920,000	460,000	1,032,000
Repayments on credit facilities	(1,896,000)	(707,000)	(745,000)
Debt issuance costs, net	(13,587)	(3,494)	(5,075)
Purchases of vested stock for employee payroll tax withholding	(7,335)	(5,950)	(4,943)
Net cash provided by (used in) financing activities	105,286	(274,360)	263,428

Net increase in cash and cash equivalents	18,168	10,962	16,492
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	60,083	49,121	32,629
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$78,251	$60,083	$49,121

Supplemental cash flow disclosures:
Interest paid	$113,486	$98,656	$73,635
Taxes paid	$8,264	$8,444	$6,596
Operating non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$379	$—	$5,449
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$35,701	$30,719	$24,131
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(25)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	4,095	4,048	4,048
			Preferred Member Units		5/20/2021	2,427							2,427	5,300
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,991	9,348
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,650	1,650	1,598
			Preferred Member Units		6/28/2023	178							178	—
			Member Units		8/1/2013	1,500							1,500	—
													3,728	1,998
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				3/31/2025	2,383	2,374	113
			Secured Debt	(14) (17)	11/16/2017		5.00%				9/1/2024	3,015	2,842	143
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,942	256
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2026	711	711	711
			Member Units		10/26/2020	37							1,584	5,860
													2,295	6,571
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	450	446	446
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,529	10,529
			Preferred Stock	(8)	3/7/2022	4,073							4,095	5,160
													15,340	16,405
BDB Holdings, LLC		Casual Restaurant Group
			Preferred Equity		11/4/2024	18,756,995							19,537	18,920

Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(25)	12/31/2020						12/31/2025	—	—	—
			Secured Debt	(9) (22)	12/31/2020		12.55%	SF+	7.99%		10/31/2027	101,643	101,263	101,643

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	30,520
												115,263	132,163
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.66%	SF+	10.00%		12/31/2025	5,016	5,016	5,016
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	4,680
												9,296	9,696
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	—
												3,132	—
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,200

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt		3/15/2024		14.00%			4.00%	7/29/2026	1,528	1,506	1,506
		Secured Debt		3/30/2018		14.00%			4.00%	7/29/2026	28,908	28,853	28,465
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			10,909	10,909
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	22,215
												57,670	63,095
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,540

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	9.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		13.66%	SF+	9.00%		1/4/2028	25,534	25,492	25,534
		Preferred Member Units		1/4/2019	13,883							6,386	12,410
												31,878	37,944
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(105)	—
		Secured Debt	(9)	2/26/2018		12.74%	SF+	8.00%		2/26/2026	15,620	15,619	15,620
		Member Units	(8)	2/26/2018	4,347							11,440	33,110
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,550
												28,727	52,280

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Charps, LLC		Pipeline Maintenance and Construction
			Unsecured Debt		8/26/2020		10.00%				1/31/2026	5,694	5,166	5,694
			Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,580
													7,129	21,274
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
			Secured Debt		12/20/2016		9.00%				1/15/2027	6,760	6,724	6,760
			Secured Debt		12/20/2016		10.00%				12/20/2036	973	965	973
			Member Units	(8)	12/20/2016	717							7,280	10,990
			Member Units	(29)	12/20/2016	800							509	950
													15,478	19,673
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(12)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	39,227	39,207	39,227
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	67,810
													47,512	107,037
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	14,310	14,272	14,310
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	13,570
													21,952	27,880
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		13.66%	SF+	9.00%		1/29/2028	2,955	2,903	2,903
			Preferred Member Units		1/29/2019	2,250							3,520	11,260
													6,423	14,163
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(21)	(21)
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,067	17,067
			Preferred Equity		11/22/2023	7,454							7,454	7,450
													24,500	24,496
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							500	500

Cybermedia Technologies, LLC		IT and Digital Services Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
		Secured Debt		5/5/2023		13.00%				5/5/2028	27,300	27,116	27,116
		Preferred Member Units	(8)	5/5/2023	556							15,000	15,000
												42,116	42,116
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		7.50%				12/31/2025	495	493	493
		Secured Debt		3/31/2021		10.00%				12/31/2025	8,082	7,947	7,947
		Preferred Member Units		3/31/2021	9,000							2,610	240
												11,050	8,680
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.56%	SF+	10.00%		4/27/2026	12,617	12,561	12,422
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												22,062	22,257
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(25)	2/13/2018						2/13/2026	—	(31)	—
		Secured Debt		12/27/2022		14.00%				2/13/2026	23,902	23,859	23,902
		Preferred Stock		2/13/2018	8,400							8,400	17,930
												32,228	41,832
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2027	—	(5)	(5)
		Secured Debt		10/3/2022		12.00%				10/3/2027	18,069	17,969	17,969
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,265	6,207	6,207
		Common Stock		10/3/2022	285							5,726	5,730
		Common Stock	(29)	10/3/2022	939							1,558	3,050
												31,455	32,951
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (34)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
		Secured Debt	(9) (34)	11/22/2024		11.00%	SF+	7.00%		1/1/2028	73,126	72,986	73,126
		Member Units	(8)	6/24/2016	9,042							17,692	114,750
												90,678	187,876
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Member Units	(8)	7/15/2013	1,200							1,200	2,060

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	SF+	6.00%		10/29/2026	3,146	3,140	3,146
			Secured Debt		12/19/2014		12.66%	SF+	8.00%		10/29/2026	40,493	40,406	40,493
			Member Units		12/19/2014	5,879							13,065	45,890
													56,611	89,529
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	2,400	2,299	1,518
			Preferred Equity		7/1/2022	63,720							5,600	—
			Member Units		4/29/2016	3,681							3,681	—
													11,580	1,518
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,345	8,818
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							256	383
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	26.89%							2,900	4,187
													6,942	13,829
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,010

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,572	1,572
			Secured Debt		6/21/2023		13.00%				6/21/2028	35,504	35,257	35,257
			Common Equity		6/21/2023	14,400							14,400	16,230
													51,229	53,059
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		14.50%	P+	6.75%		11/14/2026	1,498	1,498	1,498
			Member Units	(8)	11/14/2006	627							811	11,820
													2,309	13,318
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,216	23,216

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity	(8)	3/28/2022	109,926							10,993	13,180
													34,209	36,396
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	3,700	3,676	3,700
			Member Units		1/23/2006	325							783	25,180
													4,459	28,880
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	14,999	14,987	14,987
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,959	3,926	3,926
			Preferred Equity		10/31/2018	581							12,240	12,240
			Member Units	(8) (29)	10/31/2018	800							992	2,710
													32,145	33,863
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2025	—	(11)	(11)
			Secured Debt		10/19/2022		9.75%				10/19/2027	20,961	20,844	20,844
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	6,397
			Common Stock		10/19/2022	1,537,219							1,537	6,850
													28,286	34,080
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt		1/26/2021		5.00%				3/24/2026	1,600	1,600	1,600
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	14,034
													15,850	15,634
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(59)	(59)
			LP Interests	(8) (30)	9/5/2023	13.02%							7,449	7,843
													7,390	7,784
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	246,000

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,085,111							17,000	16,810

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,731	5,746

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Common Stock	(8)	8/18/2014	5,873							2,720	26,370
												8,451	32,116
NAPCO Precast, LLC	Precast Concrete Manufacturing
		Member Units		1/31/2008	2,955							2,975	9,050

Nello Industries Investco, LLC	Manufacturer of Steel Poles and Towers For Critical Infrastructure
		Secured Debt	(9) (25)	6/4/2024			SF+	6.50%		6/4/2025	—	(16)	(16)
		Secured Debt		6/4/2024		13.50%				6/4/2029	27,200	26,959	26,959
		Common Equity	(8)	6/4/2024	364,579							12,120	15,560
												39,063	42,503
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt	(25)	2/28/2018						2/28/2025	—	—	—
		Secured Debt		2/28/2018		9.00%				2/28/2025	9,811	9,803	9,811
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	11,910
												18,016	21,721
NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				9/18/2028	2,191	2,178	2,178
		Member Units		12/22/2011	74,761							114	94
		Member Units		12/22/2011	74,761							3,823	2,696
												6,115	4,968
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.16%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt		1/31/2017		12.00%				1/31/2025	18,440	18,439	18,439
		Preferred Member Units		11/2/2022	2,400							2,785	6,000
		Preferred Member Units		1/31/2017	486							11,866	11,550
												36,690	39,589
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				8/31/2026	9,000	8,970	9,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	72,720
												10,050	81,720
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.66%	SF+	11.00%		7/31/2026	21,960	21,890	21,960
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	13,450

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

												31,890	35,410
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/31/2028	—	(13)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	28,640	28,415	28,640
		Preferred Equity	(8)	12/21/2023	440							12,540	18,360
												40,942	47,000
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	8.75%		11/15/2027	—	(5)	—
		Secured Debt	(9)	11/15/2016		13.73%	SF+	8.75%		11/15/2027	16,456	16,346	16,456
		Common Stock		6/10/2010	2,000							2,150	17,110
		Common Stock	(8) (29)	6/14/2022	238,421							238	514
												18,729	34,080
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,861	4,861
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	12,600
		Common Stock		1/27/2021	1,037							1,200	600
												11,770	18,061
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500							369	9,530

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					10.00%	12/15/2026	—	(39)	(39)
		Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	33,660	32,624	14,562
		Preferred Equity		12/15/2021	11,070							11,070	—
												43,655	14,523
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	1,840	1,821	1,646
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	15,200	15,045	3,603
		Preferred Member Units		8/28/2023	6,605							661	—
		Preferred Member Units		2/1/2023	5,643							564	—
		Preferred Member Units		8/31/2018	544							9,245	—
												27,336	5,249

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248							718	1,794
		Member Units		1/6/2011	460							1,290	4,252
												2,008	6,046
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019						5/31/2027	—	(1)	(1)
		Secured Debt		5/31/2019		13.50%				5/31/2027	7,920	7,855	7,855
		Common Stock	(8)	5/31/2019	615							4,655	8,570
												12,509	16,424
Victory Energy Operations, LLC	Provider of Industrial and Commercial Combustion Systems
		Secured Debt	(25)	10/3/2024						10/3/2029	—	(33)	(33)
		Secured Debt		10/3/2024		13.00%				10/3/2029	48,251	47,792	47,792
		Preferred Equity		10/3/2024	51,914							22,686	22,686
												70,445	70,445
Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions
		Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
		Preferred Member Units		3/31/2023	5,097,595							3,978	7,003
		Preferred Member Units		3/31/2023	142,512							—	—
		Preferred Member Units		1/26/2015	4,876,670							14,000	—
		Common Stock		3/31/2023	1,802,780							2,576	—
												22,654	9,103
VVS Holdco LLC	Omnichannel Retailer of Animal Health Products
		Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
		Secured Debt		12/1/2021		11.50%				12/1/2026	25,760	25,661	25,661
		Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
												37,901	37,901
Ziegler’s NYPD, LLC	Casual Restaurant Group
		Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,750
		Preferred Member Units		6/30/2015	17,086							3,154	320
		Warrants	(27)	7/1/2015	587					10/1/2025		600	—
												5,504	2,070
Subtotal Control Investments (74.6% of net assets at fair value)												$1,415,970	$2,087,890
Affiliate Investments (6)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	612	611	609
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	17,474	17,444	17,365
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													21,203	17,974
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	266
			Member Units		6/30/2017	2,160,000							2,256	310
													2,576	576
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	6,437	5,652	—
			Secured Debt	(14)	6/28/2024		15.00%			15.00%	4/1/2025	15	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	9,554	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,284	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		10.56%	SF+	6.00%		12/17/2026	900	887	887
			Secured Debt		12/17/2021		12.50%				12/17/2026	19,440	19,364	19,364
			Common Stock		12/17/2021	450,000							4,500	4,740
													24,751	24,991
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021						12/10/2026	—	(12)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	21,507	21,418	21,507
			Preferred Equity	(8)	12/10/2021	3,310							3,635	14,550
													25,041	36,057
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	154							—	2,850

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							2,813	2,276

Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/9/2024		13.00%			10/9/2029	27,577	27,315	27,315
			Preferred Equity		10/9/2024	22,304						12,596	12,596
												39,911	39,911
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%			6/19/2029	560	555	555
			Secured Debt		11/19/2021		12.00%			6/19/2029	16,800	16,722	16,722
			Preferred Equity		11/19/2021	5,944						5,944	5,944
			Preferred Equity	(8)	6/18/2024	3,068	15.00%		15.00%			3,240	3,240
												26,461	26,461
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%						6,172	7,708
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%						1,960	2,447
												8,132	10,155
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000						2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000						416	369

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%			5/29/2029	32,800	29,109	29,109
			Warrants	(27)	5/28/2024	12						3,920	10,840
												33,029	39,949
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360						10,400	35,920

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%						2,580	2,190
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%						1,659	1,263
												4,239	3,453
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%			3/31/2026	8,185	8,164	8,185

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	3/31/2021	226							4,900	10,540
													13,064	18,725
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(42)	—
			Secured Debt		3/15/2024		12.19%	SF+	7.63%		3/15/2029	39,000	38,676	39,000
			Member Units	(8)	8/31/2007	438							2,980	14,730
			Common Stock		11/18/2024	888							888	888
													42,502	54,618
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							2,296	4,472
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							5,532	5,861
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,226
													8,578	11,559
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.73%	SF+	6.00%		1/15/2026	2,645	2,644	2,645
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,200	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	20,260
			Preferred Member Units	(29)	12/2/2016	226							150	1,070
													50,844	69,231
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2026	3,000	3,000	2,940
			Member Units	(8)	1/8/2003	322,297							2,352	3,930
													5,352	6,870
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	20,390

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	15,050	14,954	15,050
			Preferred Equity	(8)	3/31/2023	87,360							4,368	9,080
													19,322	24,130
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.35%	SF+	7.50%		8/20/2026	12,915	12,828	12,728
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			254	452

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		8/20/2021	9,968							1,356	550
													14,438	13,730
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,493	4,493
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,927	2,927
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,542	17,542
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,842	9,638	9,638
			Preferred Equity		6/26/2024	711,200	25.00%			25.00%			711	760
			Common Stock		8/3/2021	203,016							2,756	2,850
													47,011	47,154
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		13.78%	SF+	9.00%		6/21/2027	1,180	1,169	1,180
			Secured Debt	(9)	6/21/2023		13.78%	SF+	9.00%		6/21/2027	994	981	994
			Secured Debt	(9)	6/21/2023		12.78%	SF+	8.00%		6/21/2027	4,438	3,772	4,438
			Secured Debt	(9)	6/21/2023		14.78%	SF+	10.00%		6/21/2027	4,438	3,772	4,438
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	5,690
													11,785	16,740
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9) (25)	12/19/2024			SF+	5.50%		12/31/2026	—	—	—
			Common Equity	(29)	12/19/2024	66,306					12/31/2026		13,840	13,840
													13,840	13,840
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	9,600	8,967	8,967
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,707	1,707
			Warrants	(27)	8/19/2024	59,368							594	594
													11,268	11,268
Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9) (25)	12/31/2020			SF+	7.00%		5/9/2027	—	(7)	—
			Secured Debt		5/9/2024		12.50%				5/9/2027	4,650	4,479	4,650
			Secured Debt		12/31/2020		12.50%				5/9/2027	62,200	62,085	62,200
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	32,040
													73,544	98,890
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14)	4/18/2011		12.00%			12.00%	9/30/2025	4,415	4,415	457
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	9/30/2025	2,116	2,116	218
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	9/30/2025	983	983	101
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	9/30/2025	964	964	99
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	9/30/2025	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	1,180
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	2,580

RA Outdoors LLC	(10) (13)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	1,356	1,352	1,257
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	14,194	14,145	13,155
			Common Equity		8/12/2024	110							—	—
													15,497	14,412
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	2,250	2,236	2,250
			Secured Debt	(23)	6/16/2023		12.79%				6/16/2028	67,661	67,611	67,661
			Preferred Member Units	(8)	8/31/2018	165							1,525	13,660
													71,372	83,571
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	16,320	16,181	16,320
			Common Stock	(8)	9/13/2018	70,000							—	2,440
													16,181	18,760
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	204	204	204
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	1,644
			Preferred Equity		12/31/2022	5,907,649							—	—
													5,088	1,848
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636							4,500	10,530

The Affiliati Network, LLC		Performance Marketing Solutions

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		8/9/2021		10.00%				8/9/2026	400	394	394
			Secured Debt		8/9/2021		10.00%				8/9/2026	5,201	5,182	5,053
			Preferred Stock	(8)	9/1/2023	287,310							287	287
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													12,263	12,134
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%							3,216	4,732

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	25.00%							4,767	5,612

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	2,717	3,257	5,642
			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	1,281	1,508	2,663
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			3,181	3,181
			Preferred Stock		8/21/2018	1,731,044	20.00%			20.00%			2,511	4,272
			Preferred Stock		6/30/2017	2,596,567	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,935,377	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	1,075,992							—	—
													22,048	15,758
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,727	8,727
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,320	4,320
													13,047	13,047
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	10,765	10,702	10,702
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													14,547	14,547
Subtotal Affiliate Investments (30.3% of net assets at fair value)													$743,441	$846,798
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,920	7,920	7,773
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	18,853	18,826	18,504

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													26,746	26,277
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	570

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(5)	(5)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	6,162	6,138	6,162
													6,133	6,157
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	7,517	7,488	5,985
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	12,230	12,178	9,738
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	5,705	5,645	3,502
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	9,283	9,169	5,697
													34,480	24,922
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	3,166	2,989	76
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	15,489	13,757	374
													16,746	450
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (25)	7/1/2024			SF+	6.75%		7/1/2029	—	(187)	(187)
			Secured Debt	(9)	7/1/2024		11.25%	SF+	6.75%		7/1/2029	75,490	73,790	74,279
													73,603	74,092
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,997	1,997	1,997
			Secured Debt	(9)	11/6/2023		11.08%	SF+	6.50%	11.08%	11/6/2028	8,054	8,054	8,054
			Preferred Equity		11/6/2023	32,507							14,060	12,552
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													24,345	22,603
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,450

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		10.85%	SF+	6.00%		1/18/2027	360	360	360

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	1/18/2022		9.85%	SF+	5.00%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		11.85%	SF+	7.00%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	850
													14,400	14,530
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(90)	(90)
			Secured Debt	(9)	12/23/2022		11.73%	SF+	7.25%		12/23/2027	24,073	23,490	24,073
			Common Equity	(8)	12/15/2021	984							934	896
													24,334	24,879
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25)	6/30/2022			SF+	10.25%		6/30/2028	—	(48)	(48)
			Secured Debt	(9)	6/30/2022		15.76%	SF+	10.25%	9.25%	6/30/2028	31,792	31,484	23,984
													31,436	23,936
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	650

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	1/9/2024		13.17%	SF+	8.50%	12.17%	8/28/2025	202	130	170
			Secured Debt	(9)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	3,083	3,083	2,605
			Secured Debt	(9)	8/28/2020		13.17%	SF+	8.50%	12.17%	8/28/2025	4,183	3,961	3,535
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													8,211	6,310
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.65%	SF+	7.00%		5/1/2028	571	552	571
			Secured Debt	(9)	5/1/2023		10.74%	SF+	6.00%		5/1/2028	6,341	6,256	6,341
			Secured Debt	(9)	5/1/2023		12.74%	SF+	8.00%		5/1/2028	6,341	6,256	6,341
			Preferred Equity		5/1/2023	571							571	500
			Common Equity		5/1/2023	571							—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													13,635	13,753
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (32)	2/1/2024		10.68%	SF+	6.25%		2/1/2029	1,199	1,154	1,199
			Secured Debt	(9) (25)	2/1/2024			SF+	6.25%		2/1/2029	—	(22)	(22)
			Secured Debt	(9)	2/1/2024		10.92%	SF+	6.25%		2/1/2029	26,173	25,739	26,173
			Common Equity		2/1/2024	2,333,333							2,333	3,620
													29,204	30,970
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	7,056	7,056	750
													7,817	1,511
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,415	3,120
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							4,014	4,016
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							3,500	3,809
													12,929	10,945
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			SF+	5.00%		6/10/2026	—	(11)	—
			Secured Debt	(9)	6/14/2021		9.46%	SF+	5.00%		6/10/2028	17,915	17,755	17,915
													17,744	17,915
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	2,142,167							2,142	2,417
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	2,417
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	245,926							246	490

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		11.53%	SF+	7.00%		2/7/2027	5,075	4,960	4,830
			Secured Debt	(9)	2/7/2022		11.93%	SF+	7.00%		2/7/2027	36,167	35,856	34,431
			Secured Debt	(9)	6/24/2022		11.93%	SF+	7.00%		2/7/2027	2,004	1,987	1,908

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	3/27/2023		11.93%	SF+	7.00%		2/7/2027	4,843	4,774	4,610
													47,577	45,779
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,649	2,649	19

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		12.93%	SF+	8.25%		8/6/2026	7,837	7,754	7,341
			Secured Debt	(9) (25)	3/29/2024			SF+	8.25%		8/6/2026	—	(113)	(113)
			Secured Debt	(9)	8/6/2021		12.92%	SF+	8.25%		8/6/2026	18,968	18,850	17,769
													26,491	24,997
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (32)	6/29/2024		10.39%	SF+	6.00%		6/28/2029	1,669	1,590	1,639
			Secured Debt	(9)	6/29/2024		10.36%	SF+	6.00%		6/28/2029	10,704	10,474	10,507
			Secured Debt	(9)	8/15/2024		10.40%	SF+	6.00%		6/28/2029	7,118	6,987	6,987
			Secured Debt	(9)	6/29/2024		10.61%	SF+	6.25%		6/28/2029	32,031	31,313	30,165
													50,364	49,298
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(47)	(47)
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(47)	(47)
			Secured Debt	(9)	12/27/2023		11.18%	SF+	6.75%		6/27/2027	10,828	10,600	10,754
													10,506	10,660
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	5.75%		6/27/2029	—	(272)	(272)
			Secured Debt	(9)	6/27/2024		10.11%	SF+	5.75%		6/27/2029	106,280	104,348	105,229
													104,076	104,957
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	690

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	438
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	438
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	12/20/2022		11.46%	SF+	7.00%	11.46%	12/31/2026	2,318	2,160	2,220
			Secured Debt	(9)	12/20/2022		13.46%	SF+	9.00%	13.46%	12/31/2026	2,413	2,179	2,219
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,467	4,499
Eastern Wholesale Fence LLC	(10)	Manufacturer and Distributor of Residential and Commercial Fencing Solutions
			Secured Debt	(9)	11/19/2020		12.74%	SF+	8.00%		10/30/2025	2,826	2,805	2,714
			Secured Debt	(9)	11/19/2020		12.74%	SF+	8.00%		10/30/2025	4,374	4,355	4,201
			Secured Debt	(9)	11/19/2020		12.74%	SF+	8.00%		10/30/2025	8,725	8,683	8,380
			Secured Debt	(9)	4/20/2021		12.74%	SF+	8.00%		10/30/2025	1,809	1,802	1,738
			Secured Debt	(9)	10/14/2021		12.74%	SF+	8.00%		10/30/2025	9,901	9,861	9,509
													27,506	26,542
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.71%	SF+	6.25%		12/29/2027	9,587	9,434	7,670

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,542	1,754
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,983	846
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,251	1,088
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,963	5,051
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							2,717	3,525
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							5,110	1,514
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							4,312	3,756
													27,878	17,534
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(28)	(28)
			Secured Debt	(9)	10/2/2024		12.39%	SF+	8.00%		4/7/2029	1,382	1,359	1,359
			Secured Debt	(9)	4/7/2023		12.43%	SF+	8.00%		4/7/2029	26,048	25,488	26,048
			Common Equity	(8)	4/7/2023	649,794							663	910

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													27,482	28,289
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.59%	SF+	8.00%		12/22/2026	3,692	3,678	3,692
			Secured Debt	(9)	12/22/2021		12.59%	SF+	8.00%	6.00%	12/22/2026	47,633	47,457	47,633
													51,135	51,325
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt	(8)	6/30/2019		12.00%				12/31/2026	1,810	1,810	932
			Common Stock		6/30/2019	10,429							256	—
													2,066	932
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	11/10/2023		11.29%	SF+	6.75%		11/10/2028	8,118	7,915	8,118
			Secured Debt	(9)	11/10/2023		11.34%	SF+	6.75%		11/10/2028	32,146	31,401	32,146
			Common Equity		11/10/2023	705,882							706	500
													40,022	40,764
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (25)	10/4/2024			SF+	7.25%		10/4/2029	—	(95)	(95)
			Secured Debt	(9) (25)	10/4/2024			SF+	7.25%		10/4/2029	—	(48)	(48)
			Secured Debt	(9) (26)	10/4/2024		11.74%	SF+	7.25%		10/4/2029	31,603	31,002	31,002
			Common Equity		10/4/2024	1,365							1,365	1,365
													32,224	32,224
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		11.12%	SF+	6.50%		2/28/2026	1,864	1,853	1,864
			Secured Debt	(9)	10/18/2019		11.24%	SF+	6.50%		2/28/2026	10,509	10,460	10,509
			Secured Debt	(9)	9/15/2023		11.24%	SF+	6.50%		2/28/2026	942	939	942
			Secured Debt	(9)	12/22/2023		11.24%	SF+	6.50%		2/28/2026	225	223	225
			Secured Debt	(9)	8/22/2024		10.98%	SF+	6.50%		2/28/2026	6,076	6,040	6,076
													19,515	19,616
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		10.50%	SF+	6.00%		9/30/2028	707	694	662
			Secured Debt	(9)	9/30/2022		10.55%	SF+	6.00%		9/30/2028	298	286	279
			Secured Debt	(9)	9/30/2022		10.46%	SF+	6.00%		9/30/2028	3,578	3,533	3,350
													4,513	4,291
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	2,423	2,327	2,327
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	418

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		3/7/2024	64,029							—	—
													3,040	2,745
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(35)	(35)
			Secured Debt	(9)	8/1/2022		10.86%	SF+	6.50%		8/1/2027	6,666	6,586	6,666
			Secured Debt	(9)	6/3/2024		10.86%	SF+	6.50%		8/1/2027	4,713	4,597	4,713
			Secured Debt	(9)	8/1/2022		10.86%	SF+	6.50%		8/1/2027	16,453	16,283	16,453
			Secured Debt	(9)	6/3/2024		10.86%	SF+	6.50%		8/1/2027	8,039	7,973	8,039
													35,404	35,836
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.92%	SF+	5.50%		7/3/2029	2,429	2,385	2,407
			Secured Debt	(9)	7/3/2024		10.11%	SF+	5.50%		7/3/2029	30,979	30,701	30,701
													33,086	33,108
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		11.28%	SF+	6.50%	3.50%	10/23/2026	26,241	26,241	26,096

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		13.10%	SF+	8.25%		12/31/2027	7,200	7,073	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2026	—	(12)	—
			Secured Debt	(9)	7/30/2021		10.21%	SF+	5.75%		7/30/2028	10,154	10,073	10,154
			Secured Debt	(9)	7/30/2021		10.21%	SF+	5.75%		7/30/2028	4,903	4,861	4,903
													14,922	15,057
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (32)	6/8/2023		11.39%	SF+	7.00%		6/30/2028	1,581	1,518	1,581
			Secured Debt	(9)	6/8/2023		11.62%	SF+	7.00%		6/30/2028	20,559	20,133	20,559
			Common Equity		6/8/2023	849							1,166	1,020
													22,817	23,160
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		13.73%	SF+	7.75%	1.50%	7/31/2025	18,674	18,674	15,892

Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(54)	(54)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(47)	(47)
			Secured Debt	(9)	7/19/2023		10.87%	SF+	6.25%		7/19/2029	14,262	13,936	13,539
			Common Equity		7/19/2023	131,100							656	320
													14,491	13,758
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (32)	4/3/2023		14.69%	SF+	10.00%	2.00%	4/3/2028	791	776	725
			Secured Debt	(9)	4/3/2023		14.58%	SF+	10.00%	2.00%	4/3/2028	7,240	7,118	6,636
			Secured Debt	(9)	6/14/2023		14.58%	SF+	10.00%	2.00%	4/3/2028	2,912	2,867	2,669
			Common Equity		4/3/2023	166,504							452	27
													11,213	10,057
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		14.54%	SF+	10.00%	14.54%	8/7/2023	2,075	2,075	1,580
			Secured Debt	(9) (14) (17)	8/7/2019		11.67%	SF+	7.00%	11.67%	8/7/2023	7,313	7,237	13
			Common Stock		12/7/2021	2,143							—	—
													9,312	1,593
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (32)	8/28/2019		12.01%	SF+	7.50%		12/31/2026	1,037	1,033	995
			Secured Debt	(9)	8/28/2019		12.01%	SF+	7.50%		12/31/2026	16,771	16,703	16,098
													17,736	17,093
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.25%	SF+	6.60%	8.75%	4/14/2028	3,159	2,958	663
			Common Equity		4/13/2023	198,743							—	—
													2,958	663
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (25)	5/20/2024			SF+	6.50%		5/17/2029	—	(5)	(5)
			Secured Debt	(9)	5/20/2024		10.35%	SF+	5.50%		5/17/2029	1,735	1,708	1,722
			Secured Debt	(9)	5/20/2024		11.35%	SF+	6.50%		5/17/2029	1,735	1,708	1,722
			Secured Debt	(9)	5/20/2024		12.35%	SF+	7.50%		5/17/2029	1,735	1,708	1,722
													5,119	5,161
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.18%	SF+	7.50%		11/4/2026	792	783	792
			Secured Debt	(9) (26)	2/27/2024		12.19%	SF+	7.50%		11/4/2026	627	620	627
			Secured Debt	(9)	2/27/2024		12.18%	SF+	7.50%		11/4/2026	60	48	60

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	11/8/2021		12.18%	SF+	7.50%		11/4/2026	1,843	1,821	1,843
			Preferred Equity		11/8/2021	2,826,667							110	870
													3,382	4,192
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.50%		6/28/2029	—	(162)	(162)
			Secured Debt	(9)	6/28/2024		10.83%	SF+	6.50%		6/28/2029	60,965	59,573	60,336
													59,411	60,174
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,134	1,134	—
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	1,091	1,091	—
			Secured Debt	(9)	3/30/2024		13.21%	SF+	8.75%	6.00%	3/29/2029	1,770	1,770	1,770
			Secured Debt	(9)	3/30/2024		13.18%	SF+	8.75%	13.18%	3/29/2029	1,314	1,314	1,314
			Common Stock		8/21/2019	472,579							4,429	—
			Common Stock		3/29/2024	5,461,019							200	140
													9,938	3,224
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (32)	12/22/2021		12.72%	SF+	8.00%		12/22/2026	8,421	8,354	7,977
			Secured Debt	(9)	12/22/2021		12.58%	SF+	8.00%		12/22/2026	35,763	35,471	33,879
			Secured Debt	(9)	2/1/2024		12.58%	SF+	8.00%		12/22/2026	3,347	3,278	3,176
			Common Equity		12/22/2021	1,684,211							1,684	300
													48,787	45,332
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	1,028	1,002	662
			Secured Debt	(9)	11/27/2024		14.23%	SF+	9.75%	14.23%	10/4/2026	450	450	450
			Secured Debt	(9)	11/27/2024		14.23%	SF+	9.75%	14.23%	10/4/2026	440	440	440
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	7,410	7,340	4,779
													9,232	6,331
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		9.44%	SF+	5.00%		5/9/2026	15,525	15,450	15,059

LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(30)	1/25/2013	2.27%							1,746	2,926

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.89%	SF+	7.25%		12/31/2025	1,156	1,156	1,156
			Secured Debt	(9)	5/2/2019		11.92%	SF+	7.25%		12/31/2025	8,575	8,513	8,575
			Secured Debt	(9)	5/2/2019		11.71%	SF+	7.25%		12/31/2025	5,485	5,444	5,485
			Secured Debt	(9)	11/20/2020		11.71%	SF+	7.25%		12/31/2025	2,878	2,857	2,878
			Secured Debt	(9)	2/26/2021		11.92%	SF+	7.25%		12/31/2025	1,118	1,110	1,118
			Secured Debt	(9)	5/12/2022		11.71%	SF+	7.25%		12/31/2025	11,326	11,242	11,326
													30,322	30,538
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.74%	SF+	8.00%	3.00%	8/16/2026	4,133	4,083	3,316

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9) (17)	1/8/2018		12.25%	P+	4.25%		12/22/2024	24,809	24,809	19,739

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (25)	3/15/2021			SF+	7.50%		3/15/2026	—	(15)	—
			Secured Debt	(9)	3/28/2024		12.00%	SF+	7.50%		3/15/2026	18,973	18,822	18,973
													18,807	18,973
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.75%		4/3/2028	—	(39)	(39)
			Secured Debt	(9)	11/20/2024		10.22%	SF+	5.75%		4/3/2028	11,135	10,985	11,135
			Secured Debt	(9)	4/4/2022		10.21%	SF+	5.75%		4/3/2028	19,828	19,606	19,828
													30,552	30,924
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		10.74%	SF+	6.25%		11/30/2028	575	541	575
			Secured Debt	(9) (26)	11/30/2023		10.77%	SF+	6.25%		11/30/2028	1,315	1,288	1,315
			Secured Debt	(9)	11/30/2023		9.76%	SF+	5.25%		11/30/2028	4,904	4,811	4,904
			Secured Debt	(9)	11/30/2023		11.76%	SF+	7.25%		11/30/2028	4,904	4,807	4,904
			Common Equity		11/30/2023	515,576							516	430
													11,963	12,128
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	4,101	4,065	3,907
			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	10,767	10,666	11,079
			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	18,103	17,943	18,103
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	114	114	114
			Unsecured Debt		3/15/2024		8.00%			8.00%	6/30/2025	54	54	54
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	107	107	107
			Common Stock		8/30/2022	44,445,814							889	796
													33,838	34,160
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	6.50%		12/18/2026	—	(6)	(6)
			Secured Debt	(9)	12/18/2019		11.24%	SF+	6.50%		12/18/2026	28,243	28,016	28,243
													28,010	28,237
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (25)	6/21/2024			SF+	7.50%		12/21/2028	—	(4)	(4)
			Secured Debt	(9)	6/21/2024		11.97%	SF+	7.50%		6/21/2029	26,352	25,653	25,884
													25,649	25,880
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		11.35%	SF+	7.00%		11/16/2027	1,400	1,386	1,386
			Secured Debt	(9)	4/1/2024		11.33%	SF+	7.00%		11/16/2027	3,880	3,850	3,850
													5,236	5,236
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,398	4,398	12

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	4,540

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.50%		6/7/2028	—	(63)	(63)
			Secured Debt	(9)	6/7/2023		10.86%	SF+	6.50%		6/7/2028	6,124	5,988	6,124
			Secured Debt	(9)	6/7/2023		10.90%	SF+	6.50%		6/7/2028	18,233	17,858	18,233
			Common Equity		6/7/2023	1,234							1,234	3,800
													25,017	28,094
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	7,880	7,668	7,880
			Secured Debt	(9)	9/7/2023		9.83%	SF+	5.50%		5/1/2029	752	730	752

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	1/30/2024		9.83%	SF+	5.50%		5/1/2029	756	740	756
			Secured Debt	(9)	6/28/2024		9.58%	SF+	5.25%		5/1/2029	859	848	859
													9,986	10,247
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9)	8/19/2022		13.03%	SF+	8.25%		8/19/2027	6,838	6,739	6,769
			Secured Debt	(9)	8/19/2022		13.03%	SF+	8.25%		8/19/2027	17,811	17,615	17,631
													24,354	24,400
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	2,060
													3,281	5,308
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (32)	8/24/2023		11.22%	SF+	6.75%		8/24/2028	3,517	3,443	3,517
			Secured Debt	(9)	8/24/2023		11.38%	SF+	6.75%		8/24/2028	34,046	33,201	34,046
			Secured Debt	(9)	9/10/2024		11.43%	SF+	6.75%		8/24/2028	22,101	21,694	22,101
													58,338	59,664
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	8.00%		8/27/2026	—	(5)	—
			Secured Debt	(9)	8/27/2021		11.85%	SF+	7.00%		8/27/2026	3,376	3,335	3,071
			Secured Debt	(9)	8/27/2021		13.85%	SF+	9.00%		8/27/2026	3,376	3,335	3,052
													6,665	6,123
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.52%	SF+	8.00%	2.00%	11/16/2025	5,888	5,879	5,888
			Secured Debt	(9)	7/16/2021		12.52%	SF+	8.00%	2.00%	11/16/2025	7,449	7,421	7,449
													13,300	13,337
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.71%	SF+	5.25%		8/8/2029	53,320	52,939	53,320
			Common Equity		12/10/2021	864							864	885
													53,803	54,205
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25)	7/1/2022			SF+	7.50%		7/1/2027	—	(32)	—
			Secured Debt	(9)	7/1/2022		11.98%	SF+	7.50%		7/1/2027	15,569	15,410	15,569
			Common Stock		7/1/2022	638,710							639	610

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													16,017	16,179
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt		12/22/2020		9.65%	SF+	5.00%		12/18/2027	14,683	14,522	14,781

TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.75%		12/31/2029	—	(125)	(125)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.75%		12/31/2029	—	(94)	(94)
			Secured Debt	(9)	12/31/2024		10.13%	SF+	5.75%		12/31/2029	42,333	41,709	41,709
													41,490	41,490
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,290

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(105)	(105)
			Secured Debt	(9)	3/11/2024		10.83%	SF+	6.50%		3/11/2029	33,927	32,937	33,927
			Preferred Equity		3/11/2024	1,218,750	8.00%			8.00%			1,219	1,400
													34,051	35,222
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.90%	SF+	7.40%	6.00%	5/2/2027	9,825	3,257	3,910
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,277	3,910
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.36%	SF+	6.00%		7/27/2029	43,339	42,558	42,904
			Common Equity		7/29/2024	1,443,299							1,443	1,443
													44,001	44,347
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.75%	SF+	7.50%		4/5/2029	4,000	3,918	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(185)	(185)
			Secured Debt	(9)	11/9/2020		10.85%	SF+	6.00%		11/3/2027	17,659	17,475	17,681
													17,290	17,496
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	4,676

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt		12/22/2023		11.55%	SF+	7.00%		12/22/2028	5,795	5,673	5,795
			Secured Debt	(9)	12/22/2023		11.47%	SF+	7.00%		12/22/2028	42,075	41,245	42,075
													46,918	47,870
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,640

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25)	7/19/2021			SF+	7.00%		7/19/2026	—	(2)	(2)
			Secured Debt	(9)	7/19/2021		11.74%	SF+	7.00%		7/19/2026	1,759	1,748	1,759
			Common Stock		7/19/2021	400,000							400	1,210
													2,146	2,967
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,270	2,251	2,142
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	392	377	369
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	16,135	16,036	15,227
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	12,906	12,826	12,180
													31,490	29,918
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		9.47%	SF+	5.00%		3/1/2028	2,381	2,348	2,381
			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	10,550	10,428	10,550
			Secured Debt	(9)	11/3/2023		9.60%	SF+	5.00%		3/1/2028	5,250	5,166	5,250
			Common Stock	(8)	3/1/2022	1,541,400							1,541	4,920
													19,483	23,101
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		12.81%	SF+	8.00%		11/19/2026	2,200	2,161	2,138
			Secured Debt	(9)	11/19/2021		12.85%	SF+	8.00%		11/19/2026	1,874	1,856	1,821
			Secured Debt	(9)	1/16/2024		11.85%	SF+	7.00%		11/19/2026	7,240	7,131	7,035

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	1/16/2024		13.85%	SF+	9.00%		11/19/2026	7,240	7,131	7,035
													18,279	18,029
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.70%	SF+	5.25%		12/20/2028	23,814	23,549	23,814
			Secured Debt	(9)	12/17/2021		9.98%	SF+	5.25%		12/20/2028	37,442	37,063	37,442
													60,612	61,256
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (26)	8/22/2018		12.25%	SF+	7.50%		8/9/2026	10,892	10,739	9,949

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	18,023	18,023	14,852
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	4,518	4,518	3,723
													22,541	18,575
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	695	509	695
			Secured Debt	(9)	6/14/2024		10.74%	SF+	6.00%		6/14/2029	4,158	3,956	4,158
			Secured Debt	(9)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	6,568	6,447	6,568
			Secured Debt	(9)	6/14/2024		10.66%	SF+	6.00%		6/14/2029	47,050	46,185	47,050
													57,097	58,471
Subtotal Non-Control/Non-Affiliate Investments (71.4% of net assets at fair value)													$2,077,901	$1,997,981
Total Portfolio Investments, December 31, 2024 (176.3% of net assets at fair value)													$4,237,312	$4,932,669

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$3,400	$3,400
Fidelity Government Fund (32)													1,526	1,526
Fidelity Treasury (31)													1,548	1,548
Total money market funds													$6,474	$6,474
____________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.32%.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2024.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+7.00% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(25)The position is unfunded and no interest income is being earned as of December 31, 2024. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of December 31, 2024 was approximately 4.10% on the Fidelity Treasury.
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 1.50%.
(35)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(36)Effective yield as of December 31, 2024 was approximately 4.43% on the Dreyfus Government Cash Management.
(37)Effective yield as of December 31, 2024 was approximately 4.14% on the Fidelity Government Fund.

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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
Main Street Capital Corporation (“MSCC” or, together with its consolidated subsidiaries, “Main Street” or the “Company”) is a principal investment firm primarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”) and debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). Main Street’s portfolio investments are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. Main Street seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing alternatives within its LMM investment strategy. Main Street invests primarily in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Main Street also seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
Main Street also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. Main Street’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. Main Street has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. Main Street’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. The “Investment Portfolio,” as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments (as discussed in Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition) and the investment in the External Investment Manager (as defined below).
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of Main Street’s investments in LMM portfolio companies, investments in Private Loan portfolio companies, investments in Middle Market portfolio companies, Other Portfolio investments, short-term portfolio investments and the investment in the External Investment Manager (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of Main Street’s Investment Portfolio). Main Street’s results of operations and cash flows for the years ended December 31, 2024, 2023 and 2022 and financial position as of December 31, 2024 and 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 68 and 70 LMM portfolio companies during the years ended December 31, 2024 and 2023, respectively, representing 93% and 95% of the total LMM portfolio at fair value as of December 31, 2024 and 2023, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2024 and 2023, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm for both of the years ended December 31, 2024 and 2023.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 66 and 59 Private Loan portfolio companies during the years ended December 31, 2024 and 2023, respectively, representing 85% and 82% of the total Private Loan portfolio at fair value as of December 31, 2024 and 2023, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2024 and 2023, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 97% and 94% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm for the years ended December 31, 2024 and 2023, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (97% and 98% as of December 31, 2024 and 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.5% and 3.3% of Main Street’s Investment Portfolio at fair value as of December 31, 2024 and 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of December 31, 2024 and 2023.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of December 31, 2024 and 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.

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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 and 2023, the Company had $6.5 million and $15.2 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of December 31, 2024 and 2023, cash balances totaling $67.5 million and $40.1 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of December 31, 2024, investments on non-accrual status comprised 0.9% of Main Street’s total Investment Portfolio at fair value and 3.5% at cost. As of December 31, 2023, investments on non-accrual status comprised 0.6% of Main Street’s total Investment Portfolio at fair value and 2.3% at cost.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies—Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2024, 2023 and 2022 (i) 4.2%, 2.2% and 1.4%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5%, 0.3% and 0.5%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$420,651	$390,737	$284,746
Dividend income	97,231	94,796	76,375
Fee income	23,144	14,852	15,739
Total investment income	$541,026	$500,385	$376,860
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the years ended December 31, 2024, 2023 and 2022, 2.0%, 1.8% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
Main Street’s debt instruments, including all revolving and term debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, Main Street discloses the estimated fair value of its debt obligations in Note E — Debt. To estimate the fair value of Main Street’s multiple tranches of unsecured debt instruments as disclosed in Note E — Debt, Main Street uses quoted market prices. For the estimated fair value of Main Street’s SBIC debentures, Main Street uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value Main Street’s debt instruments for purposes of the fair value estimate disclosures in Note E — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
14.Segments
Main Street operates as a single segment with a principal investment objective to maximize total return from generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
15.Recently Issued or Adopted Accounting Standards
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in this update require incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. See Note B.14 - Summary of Significant Accounting Policies - Segments for the incremental disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of the new guidance, but it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of December 31, 2024 and 2023, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Main Street’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s Other Portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Main Street did not hold any short-term portfolio investments.
As of December 31, 2024 and 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of December 31, 2024 and 2023:

Type of Investment	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,654,304	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.8x - 8.9x (2)	7.0x	6.5x
Debt investments	$3,174,745	Discounted cash flow	Risk adjusted discount factor (6)	8.5% - 19.1% (2)	12.6%	12.2%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$103,620	Market approach	Third-party quote	21.0 - 100.7	90.5	84.5
Total Level 3 investments	$4,932,669
___________________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 17.0x and the range for risk adjusted discount factor is 5.0% - 38.3%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 8.5x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
___________________________
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
The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the years ended December 31, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2024
Debt	$2,883,917	$—	$(919,626)	$1,368,567	$15,815	$(58,807)	$(11,501)	$3,278,365
Equity	1,395,744	—	(75,972)	133,870	(66,994)	239,032	11,501	1,637,181
Equity Warrant	6,610	—	—	4,514	(110)	6,109	—	17,123
	$4,286,271	$—	$(995,598)	$1,506,951	$(51,289)	$186,334	$—	$4,932,669
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2023
Debt	$2,928,196	$—	$(891,359)	$800,838	$114,759	$(24,629)	$(43,888)	$2,883,917
Equity	1,166,643	—	(46,829)	89,950	3,028	136,570	46,382	1,395,744
Equity Warrant	5,434	—	(425)	2,091	425	1,661	(2,576)	6,610
	$4,100,273	$—	$(938,613)	$892,879	$118,212	$113,602	$(82)	$4,286,271
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
As of December 31, 2024 and 2023, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,502,872	$—	$—	$2,502,872
Private Loan portfolio investments	1,904,324	—	—	1,904,324
Middle Market portfolio investments	155,329	—	—	155,329
Other Portfolio investments	124,144	—	—	124,144
External Investment Manager	246,000	—	—	246,000
Total investments	$4,932,669	$—	$—	$4,932,669

		Fair Value Measurements
		(in thousands)
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,273,000	$—	$—	$2,273,000
Private Loan portfolio investments	1,453,549	—	—	1,453,549
Middle Market portfolio investments	243,695	—	—	243,695
Other Portfolio investments	141,964	—	—	141,964
External Investment Manager	174,063	—	—	174,063
Total investments	$4,286,271	$—	$—	$4,286,271

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Main Street’s LMM investment strategy is focused on investments in secured debt and equity investments in privately held, LMM companies based in the United States. Main Street’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $125 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven years from the original investment date. Main Street typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
Main Street’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $10 million to $100 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, Main Street’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may have the option to co-invest with the private equity fund in the equity securities of its Private Loan portfolio companies.
Main Street also maintains a legacy portfolio of investments in Middle Market companies. Main Street’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. Main Street has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. Main Street’s Middle Market debt investments generally range in size from $3 million to $25 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
Main Street’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Private Loan or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, Main Street may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, Main Street generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period.
Based upon Main Street’s liquidity and capital structure management activities, Main Street’s Investment Portfolio may also periodically include short-term portfolio investments that are atypical of Main Street’s LMM, Private Loan and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be realized in one year or less. These short-term portfolio investments are not expected to be a significant portion of the overall Investment Portfolio.
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income Fund, Inc. (“MSC Income”) and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the years ended December 31, 2024, 2023 and 2022 are net of expenses allocated to the External Investment Manager of $23.1 million, $22.1 million and $13.0 million, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2024, 2023 and 2022, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of Main Street’s investments in the LMM, Private Loan and Middle Market portfolios as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of December 31, 2024
	LMM (a)	Private Loan	Middle Market
	(dollars in millions)
Number of portfolio companies	84	91	15
Fair value	$2,502.9	$1,904.3	$155.3
Cost	$1,937.8	$1,952.5	$195.0
Debt investments as a % of portfolio (at cost)	70.8%	95.4%	86.5%
Equity investments as a % of portfolio (at cost)	29.2%	4.6%	13.5%
% of debt investments at cost secured by first priority lien	99.2%	99.9%	97.2%
Weighted-average annual effective yield (b)	12.8%	11.8%	12.3%
Average EBITDA (c)	$10.2	$30.5	$53.4
___________________________
(a)As of December 31, 2024, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for its LMM portfolio, 11.5% for its Private Loan portfolio and 10.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan and Middle Market portfolios. These calculations exclude certain portfolio companies, including five LMM portfolio companies, five Private Loan portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
___________________________
(a)As of December 31, 2023, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 40%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2023, including debt investments on non-accrual status, was 12.9% for its LMM portfolio, 12.5% for its Private Loan portfolio and 10.8% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
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
For the years ended December 31, 2024 and 2023, Main Street achieved a total return on investments of 17.9% and 16.3%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of December 31, 2024, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis and which comprised 2.5% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, Main Street had Other Portfolio investments in 30 entities, spread across 13 investment managers, collectively totaling $142.0 million in fair value and $149.1 million in cost basis and which comprised 3.3% and 4.0% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, this investment had a fair value of $174.1 million and a cost basis of $29.5 million, which comprised 4.1% and 0.8% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	December 31, 2024	December 31, 2023
First lien debt	82.9%	82.7%
Equity	16.4	16.8
Second lien debt	0.2	0.1
Equity warrants	0.3	0.2
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
First lien debt	71.4%	71.6%
Equity	27.8	27.8
Second lien debt	0.2	0.2
Equity warrants	0.4	0.2
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2024	December 31, 2023
West	25.1%	25.8%
Midwest	22.7	17.0
Northeast	21.2	22.3
Southwest	16.7	19.7
Southeast	11.6	13.1
Canada	1.3	0.4
Other Non-United States	1.4	1.7
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
Midwest	24.2%	18.1%
West	24.1	25.4
Southwest	20.1	22.0
Northeast	19.4	21.3
Southeast	9.7	11.3
Canada	1.2	0.3
Other Non-United States	1.3	1.6
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	December 31, 2024	December 31, 2023
Machinery	9.2%	7.7%
Internet Software & Services	7.1	7.6
Commercial Services & Supplies	5.5	4.5
Professional Services	5.4	6.0
Diversified Consumer Services	4.3	4.9
Health Care Providers & Services	4.3	5.4
IT Services	4.1	5.0
Auto Components	4.0	1.6
Distributors	4.0	4.3
Electrical Equipment	3.9	1.6
Construction & Engineering	3.8	4.9
Containers & Packaging	3.8	3.8
Computers & Peripherals	2.8	2.7
Energy Equipment & Services	2.8	2.7
Textiles, Apparel & Luxury Goods	2.8	3.2
Tobacco	2.8	3.1
Leisure Equipment & Products	2.4	3.1
Software	2.2	2.0
Communications Equipment	2.1	1.2
Specialty Retail	2.0	2.1
Media	1.7	2.4
Aerospace & Defense	1.6	2.9
Food & Staples Retailing	1.6	1.6
Food Products	1.6	1.6
Building Products	1.5	1.7
Diversified Financial Services	1.4	1.7
Chemicals	1.3	1.0
Hotels, Restaurants & Leisure	1.3	1.1
Health Care Equipment & Supplies	1.1	1.3
Internet & Catalog Retail	1.1	1.3
Electronic Equipment, Instruments & Components	0.9	1.5
Household Products	0.8	1.0
Other (1)	4.8	3.5
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2024	December 31, 2023
Machinery	11.0%	8.8%
Diversified Consumer Services	6.0	7.1
Internet Software & Services	5.9	6.2
Professional Services	5.2	6.5
Commercial Services & Supplies	4.8	3.9
Computers & Peripherals	4.6	4.4
Health Care Providers & Services	4.5	5.0
Construction & Engineering	4.3	5.1
Distributors	4.2	4.5
Containers & Packaging	3.8	3.9
Electrical Equipment	3.7	1.7
IT Services	3.7	4.6
Auto Components	3.6	1.5
Energy Equipment & Services	2.9	2.5
Tobacco	2.9	3.2
Specialty Retail	2.5	2.7
Software	2.3	2.1
Media	1.9	2.7
Textiles, Apparel & Luxury Goods	1.9	2.6
Leisure Equipment & Products	1.7	2.5
Aerospace & Defense	1.6	2.7
Food Products	1.5	1.5
Building Products	1.4	1.5
Communications Equipment	1.4	0.6
Diversified Financial Services	1.3	1.6
Chemicals	1.2	0.9
Food & Staples Retailing	1.2	1.2
Internet & Catalog Retail	1.0	1.2
Air Freight & Logistics	0.9	1.1
Health Care Equipment & Supplies	0.9	1.0
Construction Materials	0.4	1.0
Other (1)	5.8	4.2
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of December 31, 2024 and 2023, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2024, 2023 and 2022, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
The External Investment Manager serves as the investment adviser and administrator to MSC Income pursuant to an Investment Advisory and Administrative Services Agreement entered into in October 2020 between the External Investment Manager and MSC Income (as amended and restated on January 29, 2025, the “Advisory Agreement”). Under the Advisory Agreement, prior to January 29, 2025, the External Investment Manager earned a 1.75% annual base management fee on MSC Income’s average total assets, a subordinated incentive fee on income equal to 20% of pre-incentive fee net investment income above a specified investment return hurdle rate and a 20% incentive fee on cumulative net realized capital gains in exchange for providing advisory services to MSC Income. On and after January 29, 2025, under the Advisory Agreement, the External Investment Manager earns a 1.5% annual base management fee on MSC Income’s average total assets (including cash and cash equivalents), payable quarterly in arrears (with additional future contractual reductions based upon changes to MSC Income’s investment portfolio composition), a subordinated incentive fee on income equal to 17.5% of pre-incentive fee net investment income above a specified investment return hurdle rate, subject to a 50% / 50% catch-up feature, and a 17.5% incentive fee on cumulative net realized capital gains from January 29, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the years ended December 31, 2024, 2023 and 2022, the total contribution to Main Street’s net investment income was $34.3 million, $33.4 million and $22.3 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 is as follows:

	As of December 31, 2024	As of December 31, 2023
	(dollars in thousands)
Accounts receivable - advisory clients	$10,183	$10,777
Intangible Asset	29,500	29,500
Total assets	$39,683	$40,277

Accounts payable to MSCC and its subsidiaries	$7,785	$7,551
Dividend payable to MSCC and its subsidiaries	2,398	3,226
Equity	29,500	29,500
Total liabilities and equity	$39,683	$40,277

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Management fee income	$23,877	$22,424	$21,776
Incentive fees	13,732	13,442	2,516
Administrative services fees	639	608	605
Total revenues	38,248	36,474	24,897
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(19,843)	(18,794)	(10,129)
Other G&A expenses	(3,245)	(3,256)	(2,835)
Total allocated expenses	(23,088)	(22,050)	(12,964)
Other direct G&A expenses	(229)	(260)	—
Total expenses	(23,317)	(22,310)	(12,964)
Pre-tax income	14,931	14,164	11,933
Tax expense	(3,671)	(2,855)	(2,636)
Net income	$11,260	$11,309	$9,297
NOTE E — DEBT
Summary of Main Street’s debt as of December 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
Corporate Facility	$208,000	$—	$208,000	$208,000
SPV Facility	176,000	—	176,000	176,000
July 2026 Notes	500,000	(812)	499,188	482,180
June 2027 Notes	400,000	(718)	399,282	407,388
March 2029 Notes	350,000	(2,998)	347,002	364,959
SBIC Debentures	350,000	(6,583)	343,417	298,250
December 2025 Notes	150,000	(518)	149,482	149,940
Total Debt	$2,134,000	$(11,629)	$2,122,371	$2,086,717
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
Summarized interest expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Corporate Facility	$27,108	$26,605	$18,820
SPV Facility	12,734	14,491	1,375
July 2026 Notes	15,526	15,526	15,526
June 2027 Notes	13,361	—	—
March 2029 Notes	24,269	—	—
SBIC Debentures	10,690	11,394	11,337
December 2025 Notes	12,123	11,704	174
May 2024 Notes	7,618	22,855	22,855
December 2022 Notes	—	—	8,189
Total Interest Expense	$123,429	$102,575	$78,276
A summary of Main Street’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions)
Weighted-average borrowings outstanding	$2,105.6	$1,949.0	$1,900.5
Weighted-average effective interest rate	5.9%	5.3%	4.1%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2024, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, on a per annum basis at a rate equal to the applicable SOFR rate plus an applicable credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25% per annum on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership or assets of the Funds and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2024, the interest rate for borrowings on the Corporate Facility was 6.5%. The average interest rate for borrowings under the Corporate Facility was 7.1% and 7.0% for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, Main Street was in compliance with all financial covenants of the Corporate Facility.
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
As of December 31, 2024, the SPV Facility included total commitments of $600.0 million from a diversified group of six lenders. Advances under the SPV Facility bear interest at a per annum rate equal to the one-month term SOFR in effect, plus an applicable margin of 2.35% during the revolving period and 2.475% and 2.60% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% per annum on the unused lender commitments up to 35% of the total lender commitments and 0.75% per annum on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2024, the interest rate for borrowings on the SPV Facility was 6.9%. The average interest rate for borrowings under the SPV Facility was 7.7% and 7.6% for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, MSCC Funding was in compliance with all financial covenants of the SPV Facility.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s balance sheets as of December 31, 2024 and 2023 are as follows:
Balance Sheets
(dollars in thousands)

	December 31, 2024	December 31, 2023

ASSETS
Investments at fair value:
Non-Control Investments (cost: $351,053 and $315,373 as of December 31, 2024 and 2023, respectively)	$350,892	$317,392
Cash and cash equivalents	11,212	12,817
Interest and dividend receivable and other assets	4,124	2,956
Deferred financing costs (net of accumulated amortization of $1,859 and $783 as of December 31, 2024 and 2023, respectively)	6,512	3,829
Total assets	$372,740	$336,994
LIABILITIES
SPV Facility	$176,000	$160,000
Accounts payable and other liabilities to affiliates	65	7,170
Interest payable	1,229	1,135
Total liabilities	177,294	168,305
NET ASSETS
Contributed capital	138,088	138,163
Total undistributed earnings	57,358	30,526
Total net assets	195,446	168,689
Total liabilities and net assets	$372,740	$336,994

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
MSCC Funding’s statements of operations for the years ended December 31, 2024 and 2023 and the period from November 22, 2022 to December 31, 2022 are as follows:
Statements of Operations
(dollars in thousands)

	Year Ended December 31,		Period from November 22, 2022 to December 31,
	2024	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$43,477	$40,152	$3,454
Total investment income	43,477	40,152	3,454
EXPENSES:
Interest	(12,734)	(14,491)	(1,414)
Management Fee to MSCC	(1,648)	(1,603)	(89)
General and administrative	(121)	(130)	(25)
Total expenses	(14,503)	(16,224)	(1,528)
NET INVESTMENT INCOME	28,974	23,928	1,926
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(2,181)	264	4,408
Total net unrealized appreciation (depreciation)	(2,181)	264	4,408
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$26,793	$24,192	$6,334
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
As of December 31, 2024, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of December 31, 2024, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2024, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In March 2024, Main Street repaid $63.8 million of SBIC debentures that had reached maturity, which reduced the total outstanding SBIC debentures to $286.2 million. Subsequently, in September 2024, Main Street borrowed an additional $63.8 million of SBIC debentures, which increased the total outstanding SBIC debentures to $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both December 31, 2024 and 2023. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds. The weighted-average annual interest rate on the SBIC debentures was 3.3% and 3.0% as of December 31, 2024 and 2023, respectively. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of December 31, 2024 was 5.6 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA.
As of December 31, 2024, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures outstanding issued by MSMF, with a recorded value of $170.3 million that was net of unamortized debt issuance costs of $4.7 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III with a recorded value of $173.1 million that was net of unamortized debt issuance costs of $1.9 million.
The maturity dates and fixed interest rates for Main Street’s SBIC debentures as of December 31, 2024 and 2023 are summarized as follows:

Maturity Date	Fixed Interest Rate	Principal Balance
		December 31, 2024	December 31, 2023
3/1/2024	3.95%	$—	$39,000,000
3/1/2024	3.55%	—	24,800,000
3/1/2027	3.52%	40,400,000	40,400,000
9/1/2027	3.19%	34,600,000	34,600,000
3/1/2028	3.41%	43,000,000	43,000,000
9/1/2028	3.55%	32,000,000	32,000,000
3/1/2030	2.35%	15,000,000	15,000,000
9/1/2030	1.13%	10,000,000	10,000,000
9/1/2030	1.31%	10,000,000	10,000,000
3/1/2031	1.94%	25,200,000	25,200,000
9/1/2031	1.58%	60,000,000	60,000,000
9/1/2033	5.74%	16,000,000	16,000,000
3/1/2035	5.34%	63,800,000	—
Ending Balance		$350,000,000	$350,000,000

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2024, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest. The outstanding aggregate principal amount of the May 2024 Notes was $450.0 million as of December 31, 2023.
December 2022 Notes
In December 2022, Main Street repaid the $185.0 million principal amount of the issued and outstanding 4.50% unsecured notes (the “December 2022 Notes”) at maturity at par value plus the accrued and unpaid interest.
Contractual Payment Obligations
A summary of Main Street’s contractual payment obligations for the repayment of outstanding indebtedness as of December 31, 2024 is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in thousands)
Corporate Facility	$—	$—	$14,100	$—	$193,900	$—	$208,000
SPV Facility	—	—	—	—	176,000	—	176,000
July 2026 Notes	—	500,000	—	—	—	—	500,000
June 2027 Notes	—	—	400,000	—	—	—	400,000
March 2029 Notes	—	—	—	—	350,000	—	350,000
SBIC debentures	—	—	75,000	75,000	—	200,000	350,000
December 2025 Notes	150,000	—	—	—	—	—	150,000
Total	$150,000	$500,000	$489,100	$75,000	$719,900	$200,000	$2,134,000

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Senior Securities
Information about Main Street’s senior securities is shown in the following table as of December 31 for the years indicated in the table, unless otherwise noted.

	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
SBIC Debentures
2015	$225,000	$2,368	—	N/A
2016	240,000	2,415	—	N/A
2017	295,800	2,687	—	N/A
2018	345,800	2,455	—	N/A
2019	311,800	2,363	—	N/A
2020	309,800	2,244	—	N/A
2021	350,000	1,985	—	N/A
2022	350,000	2,044	—	N/A
2023	350,000	2,364	—	N/A
2024	350,000	2,306	—	N/A
Corporate Facility
2015	$291,000	$2,368	—	N/A
2016	343,000	2,415	—	N/A
2017	64,000	2,687	—	N/A
2018	301,000	2,455	—	N/A
2019	300,000	2,363	—	N/A
2020	269,000	2,244	—	N/A
2021	320,000	1,985	—	N/A
2022	407,000	2,044	—	N/A
2023	200,000	2,364	—	N/A
2024	208,000	2,306	—	N/A
SPV Facility
2022	$200,000	$2,044	—	N/A
2023	160,000	2,364	—	N/A
2024	176,000	2,306	—	N/A
April 2023 Notes
2015	$90,738	$2,368	—	$25.40
2016	90,655	2,415	—	25.76
2017	90,655	2,687	—	25.93
December 2019 Notes
2015	$175,000	$2,368	—	N/A
2016	175,000	2,415	—	N/A
2017	175,000	2,687	—	N/A
2018	175,000	2,455	—	N/A
December 2022 Notes
2017	$185,000	$2,687	—	N/A

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
2018	185,000	2,455	—	N/A
2019	185,000	2,363	—	N/A
2020	185,000	2,244	—	N/A
2021	185,000	1,985	—	N/A
May 2024 Notes
2019	$325,000	$2,363	—	N/A
2020	450,000	2,244	—	N/A
2021	450,000	1,985	—	N/A
2022	450,000	2,044	—	N/A
2023	450,000	2,364	—	N/A
July 2026 Notes
2021	$500,000	$1,985	—	N/A
2022	500,000	2,044	—	N/A
2023	500,000	2,364	—	N/A
2024	500,000	2,306	—	N/A
December 2025 Notes
2022	$100,000	$2,044	—	N/A
2023	150,000	2,364	—	N/A
2024	150,000	2,306	—	N/A
March 2029 Notes
2024	$350,000	$2,306	—	N/A
June 2027 Notes
2024	$400,000	$2,306	—	N/A
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
Per Share Data:	2024	2023	2022	2021	2020
NAV as of the beginning of the period	$29.20	$26.86	$25.29	$22.35	$23.91
Net investment income (1)	4.09	4.14	3.29	2.65	2.10
Net realized gain (loss) (1)(2)	0.53	(1.47)	(0.07)	0.66	(1.77)
Net unrealized appreciation (depreciation) (1)(2)	1.59	2.84	0.33	1.97	(0.09)
Income tax benefit (provision) (1)(2)	(0.36)	(0.28)	(0.31)	(0.48)	0.21
Net increase in net assets resulting from operations (1)	5.85	5.23	3.24	4.80	0.45
Dividends paid from net investment income	(4.11)	(3.70)	(2.95)	(2.58)	(2.46)
Dividends paid	(4.11)	(3.70)	(2.95)	(2.58)	(2.46)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.51	0.67	1.17	0.58	0.41
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.15	0.10	0.09	0.09	0.08
Other (3)	0.06	0.05	0.03	0.06	(0.04)
NAV as of the end of the period	$31.65	$29.20	$26.86	$25.29	$22.35
Market value as of the end of the period	$58.58	$43.23	$36.95	$44.86	$32.26
Shares outstanding as of the end of the period	88,400,391	84,833,002	78,506,816	70,737,021	67,762,032

	Year Ended December 31,
Per Share Data:	2019	2018	2017	2016	2015
NAV as of the beginning of the period	$24.09	$23.53	$22.10	$21.24	$20.85
Net investment income (1)	2.50	2.60	2.39	2.23	2.18
Net realized gain (loss) (1)(2)	(0.33)	(0.03)	0.19	0.56	(0.43)
Net unrealized appreciation (depreciation) (1)(2)	(0.09)	0.32	0.86	(0.14)	0.20
Income tax benefit (provision) (1)(2)	(0.02)	(0.09)	(0.43)	0.02	0.18
Net increase in net assets resulting from operations (1)	2.06	2.80	3.01	2.67	2.13
Dividends paid from net investment income	(2.91)	(2.69)	(2.47)	(1.99)	(2.49)
Distributions from capital gains	—	(0.16)	(0.32)	(0.74)	(0.16)
Dividends paid	(2.91)	(2.85)	(2.79)	(2.73)	(2.65)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.55	0.47	1.07	0.76	0.74
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.12	0.09	0.06	0.08	0.12
Other (3)	0.01	0.06	0.09	0.09	0.06
NAV as of the end of the period	$23.91	$24.09	$23.53	$22.10	$21.24
Market value as of the end of the period	$43.11	$33.81	$39.73	$36.77	$29.08
Shares outstanding as of the end of the period	64,252,937	61,264,861	58,660,680	54,354,857	50,413,744
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(dollars in thousands)
NAV as of the end of the period	$2,797,838	$2,477,399	$2,108,586	$1,788,846	$1,514,767
Average NAV	$2,612,483	$2,276,932	$1,923,134	$1,626,585	$1,436,291
Average outstanding debt	$2,128,092	$1,951,923	$1,882,462	$1,417,831	$1,152,108
Ratio of total expenses, including income tax expense, to average NAV (1)	8.29%	8.08%	8.05%	8.56%	4.95%
Ratio of operating expenses to average NAV (2)	7.12%	7.09%	6.84%	6.54%	5.89%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.39%	2.58%	2.77%	2.92%	2.44%
Ratio of net investment income to average NAV	13.59%	14.89%	12.76%	11.23%	9.60%
Portfolio turnover ratio	22.33%	19.24%	16.79%	29.81%	18.00%
Total investment return (3)	47.24%	28.23%	(11.18)%	48.24%	(19.11)%
Total return based on change in NAV (4)	20.51%	20.32%	13.51%	21.84%	1.91%

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
NAV as of the end of the period	$1,536,390	$1,476,049	$1,380,368	$1,201,481	$1,070,894
Average NAV	$1,517,615	$1,441,163	$1,287,639	$1,118,567	$1,053,313
Average outstanding debt	$1,055,800	$947,694	$843,993	$801,048	$759,396
Ratio of total expenses, including income tax expense, to average NAV (1)	5.75%	5.75%	7.37%	5.48%	4.63%
Ratio of operating expenses to average NAV (2)	5.67%	5.32%	5.47%	5.59%	5.45%
Ratio of operating expenses, excluding interest expense, to average NAV (2)	2.36%	2.30%	2.63%	2.58%	2.41%
Ratio of net investment income to average NAV	10.37%	10.87%	10.51%	10.35%	10.15%
Portfolio turnover ratio	18.86%	29.13%	38.18%	24.63%	25.37%
Total investment return (3)	36.86%	(8.25)%	16.02%	37.36%	8.49%
Total return based on change in NAV (4)	8.78%	12.19%	14.20%	12.97%	11.11%
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
(2)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $23.1 million, $22.1 million, $13.0 million, $10.3 million, $7.4 million, $6.7 million, $6.8 million, $6.4 million, $5.1 million and $4.3 million for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
Main Street currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2024, Main Street paid regular monthly dividends of $0.24 per share for each month of January through June and regular monthly dividends of $0.245 per share for each month of July through December. The 2024 regular monthly dividends, which total $252.3 million, or $2.91 per share, represent a 6.0% per share increase from the regular monthly dividends paid totaling $224.3 million, or $2.745 per share, for the year ended December 31, 2023.
During 2024, Main Street also paid supplemental dividends of $0.30 per share in March, June, September and December, totaling $104.5 million, or $1.20 per share. During 2023, Main Street paid supplemental dividends of $0.175 per share in March, $0.225 per share in June, $0.275 per share in September and $0.275 per share in December, totaling $78.6 million, or $0.95 per share.
During 2024, the regular monthly dividends and supplemental dividends paid totaled $356.8 million, or $4.11 per share, representing a 11.2% per share increase from the total dividends paid during the year ended December 31, 2023. During the year ended December 31, 2023, the regular monthly dividends and supplemental dividends paid totaled $302.9 million, or $3.695 per share.
For tax purposes, the 2024 dividends were comprised of (i) ordinary income totaling $2.84 per share and (ii) qualified dividend income totaling $1.27 per share. As of December 31, 2024, Main Street estimates that it has generated undistributed taxable income of $142.6 million, or $1.61 per share, that will be carried forward toward distributions to be paid in 2025.
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
The determination of the tax attributes for Main Street’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital. The tax character of distributions paid for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Ordinary income (1)	$245,845	$278,165	$195,238
Qualified dividends	110,281	24,100	22,991
Distributions on tax basis	$356,126	$302,265	$218,229
___________________________
(1)The years ended December 31, 2024, 2023 and 2022 include $4.2 million, $3.3 million and $2.3 million, respectively, that was reported for tax purposes as compensation for services in accordance with Section 83 of the Code.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis or “Undistributed ordinary income,” differ from the amount of “Total undistributed earnings” reflected in the Consolidated Balance Sheets by temporary book or tax differences as shown in the table below.

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Undistributed ordinary income	$142,588	$76,510	$66,892
Unrealized appreciation (depreciation), net of tax	583,720	454,792	248,977
Cumulative book/ tax differences on realized gain/ loss, including capital loss carryforward	(189,782)	(187,218)	(142,507)
Accumulated net impact of Taxable Subsidiaries (1)	(83,246)	(72,442)	(49,813)
Other temporary differences (2)	(50,818)	(65,640)	(46,278)
Components of Total undistributed earnings	$402,462	$206,002	$77,271
___________________________
(1)Accumulated net impact of earnings, intercompany dividends and book tax differences of the Taxable Subsidiaries
(2)Book income and tax income differences, including equity and deferred compensation, debt origination, structuring fees and changes in estimates
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$508,080	$428,447	$241,606
Book-tax difference from share-based compensation expense	(317)	962	142
Net unrealized appreciation	(137,656)	(232,577)	(24,816)
Income tax provision	30,633	22,642	23,325
Pre-tax book (income) loss not consolidated for tax purposes	(105,122)	20,726	(37,630)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	127,304	72,389	17,043
Estimated taxable income (1)	422,922	312,589	219,670
Taxable income earned in prior year and carried forward for distribution in current year	56,142	49,216	50,834
Taxable income earned prior to period end and carried forward for distribution next period	(142,588)	(76,510)	(66,892)
Dividend payable as of period end and paid in the following period	22,100	20,368	17,676
Total distributions accrued or paid to common stockholders	$358,576	$305,663	$221,288
___________________________
(1)MSCC’s taxable income for each period is an estimate and will not be finally determined until MSCC files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$540	$1,198	$516
State	1,989	2,245	1,845
Excise	5,851	3,190	2,838
Total current tax expense	8,380	6,633	5,199
Deferred tax expense (benefit):
Federal	25,849	14,181	13,176
State	(3,596)	1,828	4,950
Total deferred tax expense	22,253	16,009	18,126

Total income tax provision	$30,633	$22,642	$23,325
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
As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $4,231.6 million, with such investments having an estimated net unrealized appreciation of $701.1 million, composed of gross unrealized appreciation of $1,082.8 million and gross unrealized depreciation of $381.7 million.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,336	$39,079
Interest expense carryforwards	19,920	20,126
Other	261	4,190
Total deferred tax assets	26,517	63,395
Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(99,708)	(90,981)
Net basis differences in portfolio investments	(12,920)	(36,272)
Total deferred tax liabilities	(112,628)	(127,253)
Total deferred tax liabilities, net	$(86,111)	$(63,858)
The net deferred tax liability as of December 31, 2024 and 2023 was $86.1 million and $63.9 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, Main Street did not record a valuation allowance related to its deferred tax assets as of December 31, 2024 and 2023. As of December 31, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of December 31, 2024, for U.S. federal income tax purposes, MSCC had net capital loss carryforwards totaling $62.0 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSCC maintains its RIC status.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell up to 15,000,000 shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”).
During the year ended December 31, 2024, Main Street sold 2,489,275 shares of its common stock at a weighted-average price of $49.75 per share and raised $123.8 million of gross proceeds under the ATM Program. Net proceeds were $122.2 million after commissions to the selling agents on shares sold and offering costs. As of December 31, 2024, sales transactions representing 1,678 shares had not settled and thus were not issued and not included in shares issued and outstanding on the Consolidated Balance Sheets but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. As of December 31, 2024, 2,823,949 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
DRIP participation	$35,701	$30,719	$24,131
Shares issued for DRIP	721,963	765,427	625,196
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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2024.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,048,607)
Restricted stock available for issuance as of December 31, 2024	3,951,393
As of December 31, 2024, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(11,065)
Restricted stock available for issuance as of December 31, 2024	288,935

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2024, 2023 and 2022, Main Street recognized total share-based compensation expense of $18.8 million, $16.5 million and $13.6 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.
Summarized RSA activity for the year ended December 31, 2024 is as follows:

	Year Ended December 31, 2024
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2023	958,225		$40.48
Granted (1)	522,098		46.98
Vested (1)(2)	(407,642)		40.62
Forfeited	(33,264)		42.81
Non-vested, December 31, 2024	1,039,417		$43.62
Aggregate intrinsic value as of December 31, 2024 (in thousands)	$60,889	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 155,049 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of December 31, 2024 and $58.58 per share, the closing price of our common stock on December 31, 2024.
The total fair value of RSAs that vested during the years ended December 31, 2024, 2023 and 2022, was $16.6 million, $15.6 million and $10.5 million, respectively.
As of December 31, 2024, there was $30.6 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.4 years as of December 31, 2024.
NOTE K — COMMITMENTS AND CONTINGENCIES
As of December 31, 2024, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$1,500
Brightwood Capital Fund III, LP	65
1,565

EnCap Equity - Fund XII, LP	7,318

Harris Preston Fund Investments
HPEP 4, L.P.	6,618
HPEP 3, L.P.	1,308
7,926

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	4,966

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	5,150

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

UnionRock Energy Fund II, LP	2,136
7,286

Total Equity Commitments (1)(2)	$29,811

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

ZRG Partners, LLC	$29,202
TEC Services, LLC	21,167
Creative Foam Corporation	15,375
GradeEight Corp. (Winzer)	13,647
HEADLANDS OP-CO LLC	12,150
MS Private Loan Fund II, LP	10,000
MS Private Loan Fund I, LP	8,400
Ansira Partners II, LLC	8,341
Computer Data Source, LLC	7,500
JDC Power Services, LLC	7,263
South Coast Terminals Holdings, LLC	7,160
CQ Fluency, LLC	6,750
Insight Borrower Corporation (Industrial Physics)	6,688
Veregy Consolidated, Inc.	5,875
SI East, LLC (Stavig)	5,250
Gulf Manufacturing, LLC	5,000
BP Loenbro Holdings Inc.	4,795
California Splendor Holdings LLC	4,472
Sales Performance International, LLC	4,289
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
NexRev LLC	4,000
AVEX Aviation Holdings, LLC	3,684
Mako Steel, LP	3,651
Microbe Formulas, LLC	3,601
CenterPeak Holdings, LLC (Johnson Downie)	3,600
Titan Meter Midco Corp.	3,598
VVS Holdco LLC	3,200
SPAU Holdings, LLC	3,194
Power System Solutions	3,085
Gamber-Johnson Holdings, LLC	2,952
MetalForming AcquireCo, LLC	2,795
PTL US Bidco, Inc	2,703
ArborWorks, LLC	2,688
Mills Fleet Farm Group, LLC	2,652
IG Parent Corporation (Infogain)	2,500
Nebraska Vet AcquireCo, LLC (NVS)	2,500
Hornblower Sub, LLC	2,440
IG Investor, LLC (Ira Green)	2,400
Centre Technologies Holdings, LLC	2,400
Burning Glass Intermediate Holding Company, Inc.	2,397
Cybermedia Technologies, LLC	2,000
Coregistics Buyer LLC (Belvika)	1,908
Elgin AcquireCo, LLC	1,877
Bluestem Brands, Inc.	1,849

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)

Career Team Holdings, LLC	1,800
NinjaTrader, LLC	1,750
Batjer TopCo, LLC	1,620
Colonial Electric Company LLC	1,600
Pinnacle TopCo, LLC	1,600
Chamberlin Holding LLC	1,600
Trantech Radiator Topco, LLC	1,600
The Affiliati Network, LLC	1,600
ATS Operating, LLC	1,440
Imaging Business Machines, L.L.C.	1,384
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Clad-Rex Steel, LLC	1,200
Mini Melts of America, LLC	1,149
Channel Partners Intermediateco, LLC	1,139
Winter Services LLC	1,133
Bond Brand Loyalty ULC	856
ASK (Analytical Systems Keco Holdings, LLC)	800
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Barfly Ventures, LLC	760
Garyline, LLC	706
Jackmont Hospitality, Inc.	606
Eastern Wholesale Fence LLC	520
Jensen Jewelers of Idaho, LLC	500
RA Outdoors (Aspira) LLC	464
Island Pump and Tank, LLC	456
GS HVAM Intermediate, LLC	409
Gulf Publishing Holdings, LLC	400
Wall Street Prep, Inc.	400
GULF PACIFIC ACQUISITION, LLC	303
Roof Opco (Apple Roof), LLC	233
GRT Rubber Technologies LLC	204
ATS Workholding, LLC	150
Obra Capital, Inc.	148
AAC Holdings, Inc.	117
Inspire Aesthetics Management, LLC	50
Invincible Boat Company, LLC.	42

Total Loan Commitments	$292,399

Total Commitments	$322,210
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2024.
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
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of December 31, 2024, Main Street had a receivable of $10.2 million due from the External Investment Manager, which included (i) $7.8 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.4 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
From time to time, Main Street may make investments in clients of the External Investment Manager in the form of debt or equity capital on terms approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
The following table summarizes Main Street’s purchases of MSC Income’s common stock.

Trade Date (1)	Shares Purchased (2)	Price per Share (2)	Total Cost
May 2, 2022	47,349	$15.84	$750,000
May 1, 2023	127,877	15.64	2,000,000
August 1, 2023	174,271	15.78	2,750,000
September 25, 2023 (3)	57,692	13.00	750,000
October 31, 2023	237,944	15.76	3,750,000
January 31, 2024	157,035	15.92	2,500,000
May 1, 2024	157,629	15.86	2,500,000
August 1, 2024	125,314	15.96	2,000,000
Total Shares Owned by Main Street	1,085,111

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
____________________
(1)Unless otherwise noted below, Main Street purchased shares at the price shares were purchased by MSC Income stockholders pursuant to MSC Income’s dividend reinvestment plan for its dividend on such date.
(2)MSC Income completed a two-for-one reverse stock split, effective as of December 16, 2024; as such, shares purchased and price per share have been adjusted to reflect the Reverse Stock Split on a retrospective basis.
(3)Main Street purchased shares through the modified “Dutch Auction” tender offer commenced by MSC Income and Main Street in August 2023 to purchase, severally and not jointly, up to an aggregate of $3.5 million of shares from stockholders of MSC Income, subject to the conditions described in the offer to purchase dated August 16, 2023.
Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of December 31, 2024, Main Street had not sold any shares of MSC Income’s common stock previously purchased and owned 1,085,111 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with the Private Loan Fund to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to the Private Loan Fund from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund as limited partners and therefore have direct pecuniary interests in the Private Loan Fund. As of December 31, 2024, Main Street has funded $14.2 million of its limited partner commitment and Main Street’s unfunded commitment was $0.8 million. Main Street’s limited partner commitment to the Private Loan Fund was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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
In March 2022, Main Street provided the Private Loan Fund with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% per annum and mature on the date upon which the Private Loan Fund’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2024, there were $1.6 million of borrowings outstanding under the PL Fund 2022 Note.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
In September 2023, the External Investment Manager entered into an investment management agreement with the Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. The Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with the Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to the Private Loan Fund II as limited partners and therefore have direct pecuniary interests in the Private Loan Fund II. As of December 31, 2024, Main Street has funded $7.4 million of its limited partner commitment and Main Street’s unfunded commitment was $5.0 million. Main Street’s limited partner commitment to the Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (as amended, the “PL Fund II 2023 Note”), which provides for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bear interest at a rate of SOFR plus 3.50% per annum, subject to a 2.00% SOFR floor, and mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of the Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In November 2024, the Private Loan Fund II fully repaid all borrowings outstanding under the PL Fund II 2023 Note and the PL Fund II Note was extinguished.
In November 2024, Main Street provided the Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated November 22, 2024 (the “PL Fund II 2024 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.00% per annum, subject to a 2.00% SOFR floor, and mature on the date upon which the Private Loan Fund II’s investment period concludes, which is scheduled to occur in March 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of December 31, 2024, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of December 31, 2024, $26.6 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of December 31, 2024, $11.0 million was deferred into phantom Main Street stock units, representing 187,350 shares of Main Street’s common stock. In addition, as of December 31, 2024, the Company had $15.6 million of funded investments from deferred compensation in trust, including $2.1 million in the Private Loan Fund and $4.2 million in the Private Loan Fund II.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
NOTE M — SUBSEQUENT EVENTS
Our management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In January 2025, MSC Income completed a follow-on public offering of 6,325,000 shares of its common stock (including the exercise of the underwriters’ overallotment option) at the public offering price of $15.53 per share (the “MSIF Public Offering”). In connection with the MSIF Public Offering, MSC Income’s shares of common stock began trading on the New York Stock Exchange under the ticker symbol “MSIF.”
Main Street purchased 289,761 shares of MSC Income common stock in the MSIF Public Offering at the public offering price of $15.53. Additionally, following the closing of the MSIF Public Offering, Main Street entered into a share purchase plan to purchase up to $20.0 million in the aggregate of shares of MSC Income common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of MSC Income common stock is trading below the most recently reported NAV per share of MSC Income’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). The purchases of shares of MSC Income common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market with terms and conditions substantially similar to Main Street’s share purchase plan for shares of MSC Income common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes. In connection with Main Street’s potential acquisition in excess of 3% of MSC Income’s outstanding shares of common stock as a result of any purchases pursuant to Main Street’s share purchase plan for shares of MSC Income common stock or otherwise, Main Street entered into a Fund of Funds Investment Agreement with MSC Income. The Fund of Funds Investment Agreement provides for the acquisition by Main Street of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Additionally, in connection with the listing, the External Investment Manager and MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement to, among other things, (i) reduce the annual base management fees payable by MSC Income to 1.5% of its average total assets (including cash and cash equivalents), payable in arrears (with additional future contractual reductions based upon changes to MSC Income’s investment portfolio composition), (ii) reduce to 17.5% the subordinated incentive fee on pre-incentive fee net investment income above a specified investment return hurdle rate payable by MSC Income, subject to a 50% / 50% catch-up feature, (iii) reduce to 17.5% and reset the incentive fee on cumulative net realized capital gains payable by MSC Income and (iv) establish a cap on the amount of expenses payable by MSC Income relating to certain internal administrative services, which varies based on the value of MSC Income’s total assets.
In February 2025, Main Street declared a supplemental dividend of $0.30 per share payable in March 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.25 per share for each of January, February and March 2025, or total regular monthly dividends of $0.75 per share for the first quarter of 2025, resulting in total dividends declared for the first quarter of 2025 of $1.05 per share.
In February 2025, Main Street also declared regular monthly dividends of $0.25 per share for each of April, May and June of 2025. These regular monthly dividends equal a total of $0.75 per share for the second quarter of 2025, representing a 4.2% increase from the regular monthly dividends paid in the second quarter of 2024. Including the regular monthly and supplemental dividends declared through the second quarter of 2025, Main Street will have paid $44.725 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents                                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	$—	$—	$5	$219	$—	$219	$—
	13.75%				Secured Debt	(8)	—	—	698	4,084	314	350	4,048
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	440	—	4,860	440	—	5,300
					Warrants	(8)	—	—	—	—	—	—	—
BDB Holdings, LLC					Preferred Equity	(7)	—	(617)	—	—	19,537	617	18,920
Brewer Crane Holdings, LLC	14.66%	SF+	10.00%		Secured Debt	(9)	—	—	820	5,498	14	496	5,016
					Preferred Member Units	(9)	—	(940)	120	5,620	—	940	4,680
Café Brazil, LLC					Member Units	(8)	—	(780)	35	1,980	—	780	1,200
California Splendor Holdings LLC	14.00%			4.00%	Secured Debt	(9)	—	(79)	4,109	27,655	889	79	28,465
	14.00%			4.00%	Secured Debt (12)	(9)	—	—	106	—	1,506	—	1,506
					Preferred Member Units	(9)	—	893	250	15,695	6,520	—	22,215
	15.00%			15.00%	Preferred Member Units	(9)	—	—	1,308	4,601	6,308	—	10,909
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
	9.00%				Secured Debt	(5)	—	174	879	8,422	138	1,800	6,760
	10.00%				Secured Debt	(5)	—	8	100	1,004	9	40	973
					Member Units	(5)	—	5,790	693	5,200	5,790	—	10,990
					Member Units	(5)	—	(179)	—	1,129	—	179	950
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	45	—	1,264	1,264	—
	12.50%				Secured Debt	(8)	—	(12)	5,143	42,073	12	2,858	39,227
					Preferred Member Units	(8)	—	(4,660)	1,628	72,470	—	4,660	67,810
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	13.66%	SF+	9.00%		Secured Debt	(9)	—	—	483	3,454	—	551	2,903
					Preferred Member Units	(9)	—	(4,735)	—	14,450	1,545	4,735	11,260
Cybermedia Technologies, LLC					Secured Debt (12)	(6)	—	—	10	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	3,725	28,389	65	1,338	27,116
					Preferred Member Units	(6)	—	—	1,403	15,000	—	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	28	447	587	541	493
	10.00%				Secured Debt	(8)	—	485	979	7,587	630	270	7,947
					Preferred Member Units	(8)	—	170	—	70	170	—	240
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(29)	81	1,233	1,729	2,962	—
	14.00%				Secured Debt	(9)	—	(44)	3,553	25,543	44	1,685	23,902

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
					Preferred Stock	(9)	—	(2,810)	—	20,740	—	2,810	17,930
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	6	—	—	—	—
	11.00%	SF+	7.00%		Secured Debt (12)	(5)	—	140	1,046	—	73,126	—	73,126
		SF+	7.00%		Secured Debt	(5)	—	(266)	5,112	54,078	—	54,078	—
					Member Units	(5)	—	18,040	7,688	96,710	18,040	—	114,750
Garreco, LLC		SF+	8.00%		Secured Debt	(8)	—	—	92	3,088	—	3,088	—
					Member Units	(8)	—	480	87	1,580	480	—	2,060
GRT Rubber Technologies LLC	10.66%	SF+	6.00%		Secured Debt (12)	(8)	—	1	343	2,400	746	—	3,146
	12.66%	SF+	8.00%		Secured Debt	(8)	—	(47)	5,521	40,493	47	47	40,493
					Member Units	(8)	—	1,450	230	44,440	1,450	—	45,890
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(666)	79	2,284	—	766	1,518
					Preferred Equity	(8)	—	(2,460)	—	2,460	—	2,460	—
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	119	(35)	1,607	—	1,572
	13.00%				Secured Debt	(6)	—	—	4,862	36,934	83	1,760	35,257
					Common Equity	(6)	—	1,830	—	14,400	1,830	—	16,230
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	3	—	—	—	—
	14.50%	P+	6.75%		Secured Debt	(9)	—	—	281	1,998	—	500	1,498
					Member Units	(9)	—	(600)	1,156	12,420	—	600	11,820
MH Corbin Holding LLC					Secured Debt	(5)	(3,840)	379	557	5,022	379	5,401	—
					Preferred Member Units	(5)	(4,368)	4,070	—	330	4,070	4,400	—
					Preferred Member Units	(5)	(6,000)	6,000	—	—	6,000	6,000	—
MSC Adviser I, LLC					Member Units	(8)	—	71,937	11,260	174,063	71,937	—	246,000
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	10.00%				Secured Debt	(6)	—	15	589	5,746	—	—	5,746
					Common Stock	(6)	—	(20)	3,800	26,390	—	20	26,370
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	259	2,080	98	—	2,178
					Member Units	(5)	—	1,009	—	1,466	1,230	—	2,696
					Member Units	(5)	—	41	—	53	41	—	94
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(38)	1,429	12,750	38	3,788	9,000
					Preferred Member Units	(8)	—	36,340	8,775	36,380	36,340	—	72,720
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(2)	2	—	2	2	—
	13.73%	SF+	8.75%		Secured Debt	(8)	—	(70)	2,758	19,877	71	3,492	16,456
					Common Stock	(8)	—	130	—	16,980	130	—	17,110
					Common Stock	(8)	—	146	24	368	146	—	514
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	811	5,829	32	1,000	4,861

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
					Preferred Member Units	(8)	—	1,850	1,396	10,750	1,850	—	12,600
					Common Stock	(8)	—	90	—	510	90	—	600
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	8	(26)	—	13	(39)
	12.50%			10.00%	Secured Debt	(9)	—	(14,949)	1,083	30,798	—	16,236	14,562
					Preferred Equity	(9)	—	—	6	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	5	—	1	2	(1)
	13.50%				Secured Debt	(7)	—	(8)	1,089	7,920	—	65	7,855
					Common Stock	(7)	—	(4,170)	116	12,740	—	4,170	8,570
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	6	—	—	33	(33)
	13.00%				Secured Debt	(8)	—	—	2,557	—	47,792	—	47,792
					Preferred Equity	(8)	—	—	—	—	26,133	3,447	22,686
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	213	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	30	—	—	—	—
					Preferred Member Units	(8)	—	4,421	—	7,250	4,422	4,669	7,003
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC					Secured Debt	(8)	—	—	55	450	—	450	—
	12.00%				Secured Debt	(8)	—	—	—	—	1,750	—	1,750
					Secured Debt	(8)	—	55	66	945	—	945	—
					Secured Debt	(8)	(2,301)	670	389	2,080	188	2,268	—
					Preferred Member Units	(8)	—	—	—	—	320	—	320
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	147	2,768	311	6,050	2,915	147	8,818
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	60	—	315	68	—	383
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	—	441	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	818	102	1,869	2,318	—	4,187
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	54	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	219	1,597	1	—	1,598
					Preferred Member Units	(8)	—	(266)	—	266	—	266	—
					Member Units	(8)	—	(100)	—	100	—	100	—
ATS Workholding, LLC	5.00%				Secured Debt (12)	(9)	—	(507)	—	328	293	508	113

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	5.00%				Secured Debt	(9)	—	(329)	—	473	—	330	143
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	51	711	—	—	711
					Member Units	(5)	—	1,720	1	4,140	1,720	—	5,860
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(6)	42	—	452	6	446
	10.00%				Secured Debt (12)	(8)	—	—	27	270	—	—	270
	10.00%				Secured Debt	(8)	—	(67)	1,096	10,575	21	67	10,529
					Preferred Stock	(8)	—	(990)	766	6,150	—	990	5,160
Bolder Panther Group, LLC	12.55%	SF+	7.99%		Secured Debt	(9)	—	(99)	13,647	96,556	7,635	2,548	101,643
	8.00%				Class B Preferred Member Units	(9)	—	(500)	3,816	31,020	—	500	30,520
					Secured Debt	(9)	—	—	131	—	—	—	—
Bridge Capital Solutions Corporation					Secured Debt	(6)	—	—	767	8,813	—	8,813	—
					Secured Debt	(6)	—	—	87	1,000	—	1,000	—
					Preferred Member Units	(6)	—	(1,000)	75	1,000	—	1,000	—
					Warrants	(6)	—	(1,808)	—	1,808	—	1,808	—
					Warrants	(6)	—	(2,482)	—	2,482	—	2,482	—
CBT Nuggets, LLC					Member Units	(9)	—	(590)	2,471	50,130	—	590	49,540
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	12	—	—	—	—
	13.66%	SF+	9.00%		Secured Debt	(8)	—	42	385	—	26,255	721	25,534
		SF+	10.00%		Secured Debt	(8)	—	—	2,900	—	3,675	3,675	—
					Secured Debt	(8)	—	(62)	281	17,574	—	17,574	—
					Preferred Member Units	(8)	—	1,106	120	11,040	1,370	—	12,410
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(90)	98	—	90	90	—
	12.74%	SF+	8.00%		Secured Debt	(8)	—	(2)	2,117	15,620	2	2	15,620
					Member Units	(8)	—	3,790	4,715	29,320	3,790	—	33,110
					Member Units	(8)	—	690	92	2,860	690	—	3,550
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(487)	1,058	5,694	487	487	5,694
					Preferred Member Units	(5)	—	(110)	802	15,690	—	110	15,580
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	8	—	—	—	—
	12.00%				Secured Debt	(6)	—	356	2,293	21,627	423	7,740	14,310
					Preferred Member Units	(6)	—	(1,440)	1,440	2,400	—	2,400	—
					Preferred Member Units	(6)	—	5,890	2,882	7,680	5,890	—	13,570
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	118	—	2,379	2,400	(21)
	13.50%				Secured Debt	(5)	—	—	2,395	17,034	33	—	17,067
					Preferred Equity	(5)	—	(4)	240	7,454	—	4	7,450

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	68	500
Digital Products Holdings LLC	14.56%	SF+	10.00%		Secured Debt	(5)	—	(71)	2,128	14,690	59	2,327	12,422
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	9	(7)	2	—	(5)
	12.00%				Secured Debt	(5)	—	—	2,265	18,632	41	704	17,969
	9.00%				Secured Debt	(5)	—	—	568	6,252	3	48	6,207
					Common Stock	(5)	—	(360)	—	6,090	—	360	5,730
					Common Stock	(5)	—	1,380	—	1,670	1,380	—	3,050
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	2,350	308	4,660	2,350	—	7,010
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	3,122	25,483	62	2,329	23,216
					Preferred Equity	(9)	—	2,187	1,351	10,741	2,439	—	13,180
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(15)	407	4,700	15	1,015	3,700
					Member Units	(5)	—	2,410	2,756	22,770	2,410	—	25,180
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	2,150	19,774	13	4,800	14,987
	9.00%				Secured Debt	(5)	—	—	354	3,805	165	44	3,926
					Preferred Equity	(5)	—	2,550	—	9,690	2,550	—	12,240
					Member Units	(5)	—	(20)	124	2,730	—	20	2,710
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	15	—	—	11	(11)
	9.75%				Secured Debt	(7)	—	—	2,594	23,623	63	2,842	20,844
	8.00%			8.00%	Preferred Equity	(7)	—	481	—	6,035	481	119	6,397
					Common Stock	(7)	—	5,350	561	1,500	5,350	—	6,850
MS Private Loan Fund I, LP	5.00%				Secured Debt (12)	(8)	—	—	53	—	18,100	16,500	1,600
					LP Interests (12)	(8)	—	(493)	1,959	14,527	—	493	14,034
MS Private Loan Fund II, LP		SF+	3.50%		Secured Debt (12)	(8)	—	—	2,964	23,367	42,074	65,500	(59)
					LP Interests (12)	(8)	—	394	363	1,561	6,282	—	7,843
MSC Income Fund, Inc.					Common Equity	(8)	—	(215)	1,649	10,025	7,000	215	16,810
NAPCO Precast, LLC					Member Units	(8)	—	(2,680)	126	11,730	—	2,680	9,050
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	1,023	—	21,584	21,600	(16)
	13.50%				Secured Debt	(5)	—	—	2,636	—	26,959	—	26,959
					Common Equity	(5)	—	3,440	937	—	15,560	—	15,560
NexRev LLC					Secured Debt (12)	(8)	—	—	118	—	3,378	3,378	—
	9.00%				Secured Debt	(8)	—	9	1,032	9,751	60	—	9,811
					Preferred Member Units	(8)	—	5,560	972	6,350	5,560	—	11,910
NuStep, LLC	11.16%	SF+	6.50%		Secured Debt	(5)	—	—	437	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	2,262	18,426	13	—	18,439
					Preferred Member Units	(5)	—	644	—	9,240	2,310	—	11,550

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
					Preferred Member Units	(5)	—	127	—	5,150	850	—	6,000
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.66%	SF+	11.00%		Secured Debt	(5)	—	(45)	3,684	22,040	45	125	21,960
					Preferred Stock	(5)	—	(3,600)	448	17,050	—	3,600	13,450
Pearl Meyer Topco LLC					Secured Debt	(6)	—	(3)	351	3,500	1,503	5,003	—
					Secured Debt	(6)	—	(44)	4,290	20,000	23,263	43,263	—
					Secured Debt	(6)	—	(80)	3,374	27,681	80	27,761	—
					Preferred Equity	(6)	53,693	(31,090)	8,988	44,090	53,693	97,783	—
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	13	17	444	16	460	—
	13.00%				Secured Debt	(8)	—	225	4,020	30,339	301	2,000	28,640
					Preferred Equity	(8)	—	5,820	2,118	12,540	5,820	—	18,360
River Aggregates, LLC					Member Units	(8)	(409)	5,820	—	3,710	5,820	—	9,530
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(60)	56	1,726	—	80	1,646
	12.00%			12.00%	Secured Debt	(9)	—	(10,503)	461	14,262	—	10,659	3,603
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	(482)	—	4,734	—	482	4,252
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	—	3,000	—	3,000	—
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	16	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	3,241	28,035	66	2,440	25,661
					Preferred Equity	(5)	—	—	401	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	3,694	2,723	58,515	—	—	—
Total Control investments							$36,922	$117,867	$205,367	$2,006,698	$666,648	$526,941	$2,087,890
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$229	$—	$996	$230	$—	$1,226
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(1)	93	418	192	1	609
	18.00%			18.00%	Secured Debt	(7)	—	(3)	2,958	13,895	3,473	3	17,365
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	(55)	33	320	—	54	266
					Member Units	(6)	—	(1,680)	41	1,990	—	1,680	310
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	(1,025)	563	12,144	—	12,144	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(5,652)	—	—	5,652	5,652	—
Career Team Holdings, LLC	10.56%	SF+	6.00%		Secured Debt (12)	(6)	—	—	125	881	3,156	3,150	887
	12.50%				Secured Debt	(6)	—	—	2,658	19,906	43	585	19,364
					Common Stock	(6)	—	240	—	4,500	240	—	4,740
Classic H&G Holdings, LLC		SF+	6.00%		Secured Debt	(6)	—	—	181	4,560	—	4,560	—
					Secured Debt	(6)	—	(50)	654	19,274	50	19,324	—
					Preferred Member Units	(6)	10,388	(7,390)	1,470	16,000	10,388	23,538	2,850
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP) (12)	(8)	—	(111)	239	4,352	—	2,076	2,276
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	1,472	—	28,576	1,261	27,315
					Preferred Equity	(6)	—	—	—	—	12,596	—	12,596
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(115)	2,178	18,800	37	2,115	16,722
					Preferred Equity	(7)	—	(1,716)	—	7,660	—	1,716	5,944
	12.00%				Secured Debt	(7)	—	—	43	—	555	—	555
	15.00%			15.00%	Preferred Equity	(7)	—	—	172	—	3,240	—	3,240
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	(593)	—	8,443	—	735	7,708
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	(139)	—	2,631	—	184	2,447
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	(1,580)	—	1,580	—	1,580	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	36	—	52	760	36	427	369
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	—	3,795	—	29,109	—	29,109
					Warrants	(5)	—	6,920	—	—	10,840	—	10,840
Flame King Holdings, LLC					Preferred Equity	(9)	—	8,020	4,918	27,900	8,020	—	35,920
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(543)	—	3,012	—	822	2,190
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	59	41	3,704	59	2,500	1,263
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(22)	748	9,345	22	1,182	8,185
					Preferred Member Units	(5)	—	(920)	1,812	11,460	—	920	10,540
Gulf Manufacturing, LLC		SF+	7.63%		Secured Debt (12)	(8)	—	42	129	—	—	—	—
	12.19%	SF+	7.63%		Secured Debt	(8)	—	325	5,472	—	40,000	1,000	39,000
					Member Units	(8)	—	5,660	1,481	9,070	5,660	—	14,730

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
					Common Stock	(8)	—	—	—	—	888	—	888
Hawk Ridge Systems, LLC	10.73%	SF+	6.00%		Secured Debt	(9)	—	(1)	316	1,974	7,432	6,761	2,645
	12.50%				Secured Debt	(9)	—	(55)	5,807	45,256	55	55	45,256
					Preferred Member Units	(9)	—	2,800	290	17,460	2,800	—	20,260
					Preferred Member Units	(9)	—	150	—	920	150	—	1,070
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	60	289	2,880	60	—	2,940
					Member Units	(8)	—	590	148	3,340	590	—	3,930
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	1	4,225	247	—	4,472
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	329	—	3,773	2,088	—	5,861
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	(7,107)	6,710	429	13,490	—	13,490	—
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	2,700	—	17,690	2,700	—	20,390
Infinity X1 Holdings, LLC	12.00%				Secured Debt	(9)	—	96	2,096	17,403	147	2,500	15,050
					Preferred Equity	(9)	—	4,712	899	4,000	5,080	—	9,080
Integral Energy Services	12.35%	SF+	7.50%		Secured Debt	(8)	—	332	1,831	13,891	408	1,571	12,728
	10.00%			10.00%	Preferred Equity	(8)	—	125	27	300	152	—	452
					Common Stock	(8)	—	390	43	160	390	—	550
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	616	4,487	6	—	4,493
	13.00%				Secured Debt	(5)	—	—	402	2,922	5	—	2,927
	13.00%				Secured Debt	(5)	—	—	1,209	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	2,555	19,503	39	2,000	17,542
	13.00%				Secured Debt	(5)	—	—	1,464	10,273	86	721	9,638
					Common Stock	(5)	—	170	—	2,680	170	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	49	—	—	760	—	760
ITA Holdings Group, LLC	13.78%	SF+	9.00%		Secured Debt	(8)	—	11	169	816	600	236	1,180
	13.78%	SF+	9.00%		Secured Debt	(8)	—	12	121	697	297	—	994
	12.78%	SF+	8.00%		Secured Debt	(8)	—	666	938	3,430	1,008	—	4,438
	14.78%	SF+	10.00%		Secured Debt	(8)	—	666	1,027	3,430	1,008	—	4,438
					Warrants	(8)	—	3,599	—	2,091	3,599	—	5,690
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(6)	24	—	6	6	—
	15.00%				Secured Debt	(8)	—	(52)	3,501	24,207	52	2,752	21,507
					Preferred Equity	(8)	—	4,930	934	9,620	4,930	—	14,550
Mills Fleet Farm Group, LLC		SF+	5.50%		Secured Debt (12)	(5)	—	—	6	—	—	—	—
		SF+	7.00%		Secured Debt	(5)	(6,169)	359	2,160	17,524	—	17,524	—
					Common Equity	(5)	—	—	—	—	13,840	—	13,840

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	753	—	8,967	—	8,967
	12.00%			12.00%	Preferred Member Units	(9)	—	—	74	—	1,707	—	1,707
					Warrants	(9)	—	—	—	—	594	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(8)	—	7	100	—	1,250	1,250	—
					Secured Debt	(8)	—	(121)	1,205	25,794	—	25,794	—
					Secured Debt	(8)	—	(44)	454	10,500	—	10,500	—
					Preferred Member Units	(5)	—	17,020	1,158	15,020	17,020	—	32,040
	12.50%				Secured Debt	(5)	—	115	5,459	—	62,200	—	62,200
	12.50%				Secured Debt	(5)	—	171	257	—	4,650	—	4,650
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(226)	—	326	—	227	99
	12.00%			12.00%	Secured Debt	(8)	—	(231)	—	332	—	231	101
	12.00%			12.00%	Secured Debt	(8)	—	(497)	—	716	—	498	218
	12.00%			12.00%	Secured Debt	(8)	—	(1,037)	—	1,493	—	1,036	457
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	—	—	—	—	—	—
		SF+	10.00%		Secured Debt	(7)	—	61	539	5,350	90	5,440	—
					Preferred Stock	(7)	—	1,452	12	1,128	1,452	—	2,580
Quality Lease Service, LLC					Preferred Member Units	(8)	(2,504)	2,500	—	—	2,500	2,500	—
RA Outdoors (Aspira) LLC	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(45)	66	771	537	51	1,257
	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(476)	709	12,513	880	238	13,155
					Common Equity	(8)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(4)	269	1,125	2,254	1,129	2,250
					Secured Debt	(7)	—	(241)	2,600	54,536	—	54,536	—
	12.79%				Secured Debt	(7)	—	50	5,856	—	67,661	—	67,661
					Preferred Member Units	(7)	—	(5,510)	1,623	19,170	—	5,510	13,660
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	45	2,498	11,440	7,600	2,720	16,320
					Common Stock	(6)	—	586	234	2,310	586	456	2,440
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,546)	—	3,190	—	1,546	1,644
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	—	4	—	204	—	204
Superior Rigging & Erecting Co.					Secured Debt	(7)	—	—	1,193	20,427	73	20,500	—
					Preferred Member Units	(7)	—	4,590	—	5,940	4,590	—	10,530
The Affiliati Network, LLC	10.00%				Secured Debt (12)	(9)	—	—	18	150	1,444	1,200	394

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	10.00%				Secured Debt	(9)	—	—	751	7,347	26	2,320	5,053
					Preferred Stock	(9)	—	—	493	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	26	172	115	—	287
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(459)	46	5,694	—	962	4,732
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	500	—	2,838	3,000	226	5,612
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	209	290	3,889	1,753	—	5,642
	15.00%			15.00%	Secured Convertible Debt	(6)	—	88	142	1,908	755	—	2,663
	20.00%			20.00%	Preferred Stock	(6)	—	(224)	572	2,833	572	224	3,181
	20.00%			20.00%	Preferred Stock	(6)	—	250	—	3,698	574	—	4,272
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Universal Wellhead Services Holdings, LLC					Preferred Member Units	(8)	(1,032)	882	—	150	882	1,032	—
					Member Units	(8)	(4,000)	4,000	—	—	4,000	4,000	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	1,247	—	8,727	—	8,727
	9.00%			9.00%	Preferred Equity	(5)	—	—	320	—	4,320	—	4,320
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,570	12,028	32	1,358	10,702
					Preferred Equity	(7)	—	—	88	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							6,169	(4,053)	(4,889)	(89,323)	—	—	—
Total Affiliate investments							$(4,219)	$47,299	$84,367	$615,002	$422,782	$280,309	$846,798
___________________________
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
December 31, 2024
(dollars in thousands)
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $538,212. This represented 19.2% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $235,058. This represented 8.4% of net assets as of December 31, 2024.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $155,171. This represented 5.5% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $125,084. This represented 4.5% of net assets as of December 31, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $69,884. This represented 2.5% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $155,663. This represented 5.6% of net assets as of December 31, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $943,892. This represented 33.7% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $167,966. This represented 6.0% of net assets as of December 31, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $380,731. This represented 13.6% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $163,027. This represented 5.8% of net assets as of December 31, 2024.
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
(12)Investment has an unfunded commitment as of December 31, 2024 (see Note K — Commitments and Contingencies of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	$—	$—	$13	$(3)	$222	$—	$219
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	748	4,545	78	539	4,084
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,356	—	3,504	1,356	—	4,860
					Warrants	(8)	—	—	—	—	—	—	—
Brewer Crane Holdings, LLC	15.46%	L+	10.00%		Secured Debt	(9)	—	—	899	5,964	30	496	5,498
					Preferred Member Units	(9)	—	(1,460)	120	7,080	—	1,460	5,620
Café Brazil, LLC					Member Units	(8)	—	(230)	149	2,210	—	230	1,980
California Splendor Holdings LLC	15.69%	SF+	10.00%		Secured Debt	(9)	—	(359)	4,366	28,000	14	359	27,655
					Preferred Member Units	(9)	—	(9,800)	250	25,495	—	9,800	15,695
	15.00%			15.00%	Preferred Member Units	(9)	—	—	607	3,994	607	—	4,601
Clad-Rex Steel, LLC	11.50%				Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	(138)	1,172	10,440	40	2,058	8,422
	10.00%				Secured Debt	(5)	—	—	104	1,039	1	36	1,004
					Member Units	(5)	—	(3,020)	275	8,220	—	3,020	5,200
					Member Units	(5)	—	220	—	610	519	—	1,129
CMS Minerals Investments					Member Units	(9)	99	(366)	44	1,670	99	1,769	—
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	11	14	—	—	—	—
	12.50%				Secured Debt	(8)	—	31	3,384	—	46,312	4,239	42,073
		L+	10.50%		Secured Debt	(8)	—	(19)	96	1,462	32	1,494	—
		L+	10.50%		Secured Debt	(8)	—	(280)	2,683	40,801	—	40,801	—
					Preferred Member Units	(8)	—	14,290	4,877	58,180	14,290	—	72,470
CompareNetworks Topco, LLC		SF+	9.00%		Secured Debt	(9)	—	—	—	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(9)	—	(9)	668	5,241	9	1,796	3,454
					Preferred Member Units	(9)	—	(5,380)	316	19,830	—	5,380	14,450
Cybermedia Technologies, LLC	10.00%				Secured Debt (12)	(6)	—	—	7	—	—	—	—
	13.00%				Secured Debt	(6)	—	—	2,989	—	28,752	363	28,389
					Preferred Member Units	(6)	—	—	163	—	15,000	—	15,000
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	40	223	809	585	447
	10.00%				Secured Debt	(8)	—	(85)	1,012	7,789	153	355	7,587
					Preferred Member Units	(8)	—	(2,600)	(96)	2,670	—	2,600	70
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(29)	91	—	1,304	71	1,233

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
	14.00%				Secured Debt	(9)	—	(59)	3,687	27,267	59	1,783	25,543
					Preferred Stock	(9)	—	(1,480)	171	22,220	—	1,480	20,740
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	9	(9)	2	—	(7)
	12.00%				Secured Debt	(5)	—	—	2,322	18,594	38	—	18,632
	9.00%				Secured Debt	(5)	—	—	573	6,294	3	45	6,252
					Common Stock	(5)	—	364	—	7,603	364	1,877	6,090
					Common Stock	(5)	—	112	—	1,558	112	—	1,670
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	6	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(128)	6,684	64,078	128	10,128	54,078
					Member Units	(5)	—	45,820	5,961	50,890	45,820	—	96,710
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	6	177	670	1,730	—	2,400
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(47)	5,428	40,493	47	47	40,493
					Member Units	(8)	—	—	183	44,440	—	—	44,440
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	304	2,284	—	—	2,284
					Preferred Equity	(8)	—	(1,320)	—	3,780	—	1,320	2,460
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC					Secured Debt (12)	(6)	—	—	98	—	765	800	(35)
	13.00%				Secured Debt	(6)	—	—	3,428	—	37,374	440	36,934
					Common Equity	(6)	—	—	—	—	15,096	696	14,400
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	15.25%	P+	6.75%		Secured Debt	(9)	—	(6)	356	2,450	6	458	1,998
					Member Units	(9)	—	(2,550)	1,362	14,970	—	2,550	12,420
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	2,642	20,374	201	801	19,774
	9.00%				Secured Debt	(5)	—	—	349	3,842	2	39	3,805
					Preferred Equity	(5)	—	2,470	—	7,220	2,470	—	9,690
					Member Units	(5)	—	(120)	115	2,850	—	120	2,730
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,662)	163	453	6,090	804	6,894	—
		L+	11.00%		Secured Debt	(9)	(25,952)	24,342	—	1,610	24,342	25,952	—
					Member Units	(9)	(16,642)	16,642	—	—	16,642	16,642	—
Metalforming Holdings, LLC	12.75%				Secured Debt (12)	(7)	—	—	11	—	—	—	—
	12.75%				Secured Debt	(7)	—	—	3,092	23,576	47	—	23,623
	8.00%			8.00%	Preferred Equity	(7)	—	—	505	6,010	473	448	6,035
					Common Stock	(7)	—	(37)	522	1,537	—	37	1,500
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	1,229	761	4,548	1,229	755	5,022
					Preferred Member Units	(5)	—	330	—	—	330	—	330
					Preferred Member Units	(5)	—	—	—	—	—	—	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
MSC Adviser I, LLC					Member Units	(8)	—	51,133	11,310	122,930	51,133	—	174,063
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	583	5,746	—	—	5,746
					Common Stock	(6)	—	3,560	4,523	22,830	3,560	—	26,390
OMi Topco, LLC	12.00%				Secured Debt	(8)	—	(48)	1,824	15,750	48	3,048	12,750
					Preferred Member Units	(8)	—	13,570	2,700	22,810	13,570	—	36,380
PPL RVs, Inc.		SF+	8.75%		Secured Debt	(8)	—	(2)	2	—	2	2	—
	14.23%	SF+	8.75%		Secured Debt	(8)	—	(67)	2,845	21,655	67	1,845	19,877
					Common Stock	(8)	—	(1,970)	(30)	18,950	—	1,970	16,980
					Common Stock	(8)	—	130	—	238	130	—	368
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(8)	—	—	801	5,806	23	—	5,829
					Preferred Member Units	(8)	—	(1,670)	743	12,420	—	1,670	10,750
					Common Stock	(8)	—	(80)	—	590	—	80	510
Quality Lease Service, LLC					Member Units	(7)	—	(98)	—	525	33	98	460
Robbins Bros. Jewelry, Inc.	12.50%				Secured Debt	(9)	—	—	32	(35)	9	—	(26)
	12.50%				Secured Debt	(9)	—	(3,113)	4,489	35,404	81	4,687	30,798
					Preferred Equity	(9)	—	(14,880)	—	14,880	—	14,880	—
Trantech Radiator Topco, LLC	8.00%				Secured Debt (12)	(7)	—	(3)	7	—	3	3	—
	12.00%				Secured Debt	(7)	—	(18)	982	7,920	18	18	7,920
					Common Stock	(7)	—	4,940	116	7,800	4,940	—	12,740
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	161	—	2,100	—	2,100
	11.50%				Secured Debt	(8)	(3,188)	1,821	166	14,914	—	14,914	—
	8.00%				Unsecured Convertible Debt	(8)	(409)	409	—	—	409	409	—
					Preferred Member Units	(8)	—	—	2	—	—	—	—
					Preferred Member Units	(8)	—	(1,396)	—	—	11,446	4,196	7,250
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(2,576)	—	—	2,576	2,576	—
					Warrants	(8)	—	2,576	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	55	450	—	—	450
	6.50%				Secured Debt	(8)	—	—	66	945	—	—	945
	14.00%				Secured Debt	(8)	—	(596)	390	2,676	—	596	2,080
					Preferred Member Units	(8)	—	(240)	—	240	—	240	—
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	2,222	(952)	142	7,552	2,796	4,298	6,050
					LP Interests (2717 HPP-MS, L.P.) (12)	(8)	—	67	—	248	67	—	315
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	54	400	—	—	400
	13.00%				Secured Debt	(8)	—	(52)	218	1,649	1	53	1,597
					Preferred Member Units	(8)	—	88	—	—	266	—	266
					Member Units	(8)	—	(700)	—	800	—	700	100
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(486)	—	634	180	486	328
	5.00%				Secured Debt	(9)	—	(518)	—	1,005	—	532	473
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	50	711	—	—	711
					Member Units	(5)	—	820	1	3,320	820	—	4,140
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	6	2	(8)	8	—	—
	10.00%				Secured Debt (12)	(8)	—	—	22	—	630	360	270
	10.00%				Secured Debt	(8)	—	67	1,134	10,933	92	450	10,575
					Preferred Stock	(8)	—	2,055	686	4,095	2,055	—	6,150
Bolder Panther Group, LLC	14.48%	SF+	9.11%		Secured Debt	(9)	—	(141)	14,208	99,194	141	2,779	96,556
	8.00%				Class B Preferred Member Units	(9)	—	(400)	4,065	31,420	—	400	31,020
Bridge Capital Solutions Corporation	13.00%				Secured Debt	(6)	—	—	1,162	8,813	—	—	8,813
	13.00%				Secured Debt	(6)	—	—	132	1,000	—	—	1,000
					Preferred Member Units	(6)	—	—	100	1,000	—	—	1,000
					Warrants	(6)	—	(21)	—	1,828	—	20	1,808
					Warrants	(6)	—	(29)	—	2,512	—	30	2,482
CBT Nuggets, LLC					Member Units	(9)	—	1,130	2,902	49,002	1,128	—	50,130
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	12	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	62	2,315	14,954	2,620	—	17,574
					Preferred Member Units	(8)	—	2,340	120	8,700	2,340	—	11,040
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	195	45	—	—	—	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(7)	2,203	16,945	7	1,332	15,620
					Member Units	(8)	—	6,400	4,182	22,920	6,400	—	29,320
					Member Units	(8)	—	150	92	2,710	150	—	2,860
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(35)	604	5,694	35	35	5,694
					Preferred Member Units	(5)	—	2,350	1,463	13,340	2,350	—	15,690
Colonial Electric Company LLC					Secured Debt	(6)	—	—	52	—	1,600	1,600	—
	12.00%				Secured Debt	(6)	—	(319)	1,804	23,151	55	1,579	21,627

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
					Preferred Member Units	(6)	—	1,440	—	—	2,400	—	2,400
					Preferred Member Units	(6)	—	(1,480)	—	9,160	—	1,480	7,680
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(5)	—	—	608	—	17,034	—	17,034
					Preferred Equity	(5)	—	—	—	—	7,454	—	7,454
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	38	588	—	20	568
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(67)	2,332	15,523	—	833	14,690
					Preferred Member Units	(5)	—	—	200	9,835	—	—	9,835
Garreco, LLC	9.50%	SF+	8.00%		Secured Debt	(8)	—	—	390	3,826	—	738	3,088
					Member Units	(8)	—	(220)	11	1,800	—	220	1,580
Gulf Manufacturing, LLC					Member Units	(8)	—	2,280	2,832	6,790	2,280	—	9,070
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	1,380	—	3,280	1,380	—	4,660
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	3,172	25,432	51	—	25,483
					Preferred Equity	(9)	—	—	825	10,741	—	—	10,741
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	38	562	—	6,000	1,300	4,700
					Member Units	(5)	—	7,200	9,614	15,570	7,200	—	22,770
MS Private Loan Fund I, LP	5.00%				Secured Debt (12)	(8)	—	—	25	—	—	—	—
					LP Interests (12)	(8)	—	(306)	1,746	14,833	—	306	14,527
MS Private Loan Fund II, LP	8.88%	SF+	3.50%		Secured Debt (12)	(8)	—	—	515	—	23,367	—	23,367
					LP Interests (12)	(8)	—	—	—	—	1,561	—	1,561
MSC Income Fund, Inc.					Common Equity	(8)	—	22	236	753	9,272	—	10,025
NAPCO Precast, LLC					Member Units	(8)	—	(100)	(40)	11,830	—	100	11,730
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	10	—	—	—	—
	12.00%				Secured Debt	(5)	—	(1)	2,910	20,094	5,701	1	25,794
	12.00%				Secured Debt	(5)	—	(22)	1,299	10,500	22	22	10,500
					Preferred Member Units	(5)	—	7,320	591	7,700	7,320	—	15,020
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	2,859	1,143	8,477	2,928	1,654	9,751
					Preferred Member Units	(8)	—	5,240	665	1,110	5,240	—	6,350
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	253	2,080	—	—	2,080
					Member Units	(5)	—	(3,148)	23	4,615	—	3,149	1,466
					Member Units	(5)	—	(122)	—	175	—	122	53
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	474	4,399	—	799	3,600
	12.00%				Secured Debt	(5)	—	—	2,256	18,414	12	—	18,426
					Preferred Member Units	(5)	—	1,200	—	8,040	1,200	—	9,240

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
					Preferred Member Units	(5)	—	—	—	5,150	—	—	5,150
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	115	3,765	23,429	171	1,560	22,040
					Preferred Stock	(5)	—	5,300	1,094	11,750	5,300	—	17,050
Pearl Meyer Topco LLC	12.00%				Secured Debt (12)	(6)	—	3	370	—	3,500	—	3,500
	12.00%				Secured Debt	(6)	—	44	1,552	—	20,000	—	20,000
	12.00%				Secured Debt	(6)	—	(65)	3,450	28,681	65	1,065	27,681
					Preferred Equity	(6)	—	830	12,110	43,260	830	—	44,090
Pinnacle TopCo, LLC	8.00%				Secured Debt (12)	(8)	—	—	26	—	444	—	444
	13.00%				Secured Debt	(8)	—	—	586	—	30,339	—	30,339
					Preferred Equity	(8)	—	—	—	—	12,540	—	12,540
River Aggregates, LLC					Member Units	(8)	—	90	—	3,620	90	—	3,710
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(114)	224	1,840	—	114	1,726
	12.00%				Secured Debt	(9)	—	(867)	1,858	15,120	8	866	14,262
					Preferred Member Units	(9)	—	(7,681)	—	7,681	—	7,681	—
					Preferred Member Units	(9)	—	(564)	—	—	494	494	—
					Preferred Member Units	(9)	—	(661)	—	—	661	661	—
Televerde, LLC					Member Units	(8)	—	(674)	333	5,408	—	674	4,734
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
Vision Interests, Inc.					Series A Preferred Stock	(9)	—	—	168	3,000	—	—	3,000
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	39	(21)	21	—	—
	11.50%				Secured Debt	(5)	—	—	3,468	30,161	74	2,200	28,035
					Preferred Equity	(5)	—	(100)	215	11,940	400	100	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	1,308	1,469	625	21,493	1,454	—
Total Control investments							$(50,532)	$161,793	$197,150	$1,703,172	$568,452	$244,262	$2,006,698
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$247	$—	$—	$996	$—	$996
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt (12)	(7)	—	(1)	65	—	418	—	418
	18.00%			18.00%	Secured Debt	(7)	—	(37)	2,382	11,550	2,382	37	13,895
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
AFG Capital Group, LLC					Preferred Member Units	(8)	7,200	(8,200)	—	9,400	7,200	16,600	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(134)	886	6,343	575	6,918	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
	10.00%				Unsecured Debt	(6)	—	(306)	1,160	2,598	1,160	3,758	—
					Common Stock	(6)	3,248	(3,270)	—	3,270	3,248	6,518	—
BBB Tank Services, LLC		L+	11.00%		Unsecured Debt	(8)	—	—	102	800	—	800	—
		L+	11.00%		Unsecured Debt	(8)	(1,400)	1,914	539	2,086	1,914	4,000	—
					Member Units	(8)	(800)	800	—	—	800	800	—
				15.00%	Preferred Stock (non-voting)	(8)	(162)	162	—	—	162	162	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	32	320	—	—	320
					Member Units	(6)	—	(980)	122	2,970	—	980	1,990
Buca C, LLC	12.00%				Secured Debt	(7)	—	183	2,188	12,337	183	376	12,144
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
Career Team Holdings, LLC	11.38%	SF+	6.00%		Secured Debt (12)	(6)	—	—	40	(9)	1,340	450	881
	13.00%				Secured Debt	(6)	—	—	2,612	20,090	41	225	19,906
					Common Stock	(6)	—	—	—	4,500	—	—	4,500
Chandler Signs Holdings, LLC					Class A Units	(8)	1,797	(290)	60	1,790	1,797	3,587	—
Classic H&G Holdings, LLC	11.69%	SF+	6.00%		Secured Debt (12)	(6)	—	—	537	4,560	—	—	4,560
	8.00%				Secured Debt	(6)	—	(43)	1,606	19,274	43	43	19,274
					Preferred Member Units	(6)	—	(8,639)	5,354	24,637	—	8,637	16,000
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	13	443	7,657	13	3,318	4,352
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	(49)	2,518	21,200	49	2,449	18,800
					Preferred Equity	(7)	—	400	—	7,260	400	—	7,660
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	759	(539)	—	9,127	759	1,443	8,443
					LP Interests (Dos Rios Partners - A, LP)	(8)	241	(221)	—	2,898	241	508	2,631
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	250	—	1,330	250	—	1,580
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	33	—	89	1,013	176	429	760
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(60)	484	7,600	60	7,660	—
		L+	9.00%		Secured Debt	(9)	—	(162)	1,583	21,200	162	21,362	—
					Preferred Equity	(9)	—	10,320	3,257	17,580	10,320	—	27,900
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP) (12)	(5)	—	177	—	3,483	177	648	3,012
					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	598	5,848	—	2,144	3,704
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(33)	988	11,345	33	2,033	9,345

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
					Preferred Member Units	(5)	—	4,320	802	7,140	4,320	—	11,460
Hawk Ridge Systems, LLC	11.65%	SF+	6.00%		Secured Debt	(9)	—	(1)	317	3,185	6,037	7,248	1,974
	12.50%				Secured Debt	(9)	—	(4)	5,094	37,800	7,460	4	45,256
					Preferred Member Units	(9)	—	—	293	17,460	—	—	17,460
					Preferred Member Units	(9)	—	—	—	920	—	—	920
Houston Plating and Coatings, LLC	8.00%				Unsecured Convertible Debt	(8)	—	(120)	243	3,000	—	120	2,880
					Member Units	(8)	—	940	84	2,400	940	—	3,340
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	156	4	4,331	403	509	4,225
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	—	—	2,332	1,441	—	3,773
					LP Interests (423 COR, L.P.) (12)	(8)	—	469	130	1,400	469	—	1,869
I-45 SLF LLC					Member Units (Fully diluted 20.0%; 21.75% profits interest)	(8)	—	532	2,317	11,758	1,732	—	13,490
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(610)	—	—	18,300	610	17,690
Infinity X1 Holdings, LLC	13.00%				Secured Debt	(9)	—	—	1,985	—	17,853	450	17,403
					Preferred Equity	(9)	—	—	125	—	4,000	—	4,000
Integral Energy Services	13.16%	SF+	7.50%		Secured Debt	(8)	—	(674)	2,374	15,769	80	1,958	13,891
	10.00%			10.00%	Preferred Equity	(8)	—	73	—	—	300	—	300
					Common Stock	(8)	—	(1,120)	43	1,280	—	1,120	160
Iron-Main Investments, LLC	13.50%				Secured Debt	(5)	—	—	622	4,500	7	20	4,487
	13.50%				Secured Debt	(5)	—	—	547	3,130	6	214	2,922
	13.50%				Secured Debt	(5)	—	—	1,217	8,944	—	—	8,944
	13.50%				Secured Debt	(5)	—	—	2,706	19,559	32	88	19,503
	13.50%				Secured Debt	(5)	—	—	1,806	—	10,911	638	10,273
					Common Stock	(5)	—	(76)	—	1,798	958	76	2,680
ITA Holdings Group, LLC	16.59%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	20	—	816	—	816
	16.59%	SF+	9.00%	2.00%	Secured Debt (12)	(8)	—	—	34	—	697	—	697
	15.59%	SF+	8.00%	2.00%	Secured Debt	(8)	—	—	560	—	3,430	—	3,430
	17.59%	SF+	10.00%	2.00%	Secured Debt	(8)	—	—	607	—	3,430	—	3,430
					Warrants	(8)	—	—	—	—	2,091	—	2,091
Johnson Downie Opco, LLC	15.00%				Secured Debt (12)	(8)	—	3	24	—	—	—	—
	15.00%				Secured Debt	(8)	—	63	1,888	9,999	14,850	642	24,207
					Preferred Equity	(8)	—	3,595	189	5,540	4,080	—	9,620
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	(243)	—	569	—	243	326
	12.00%			12.00%	Secured Debt	(8)	—	(248)	—	580	—	248	332

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
	12.00%			12.00%	Secured Debt	(8)	—	(533)	—	1,249	—	533	716
	12.00%			12.00%	Secured Debt	(8)	—	(1,112)	—	2,606	—	1,113	1,493
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC		SF+	11.00%		Secured Debt	(7)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(7)	—	(61)	914	5,559	12	221	5,350
					Preferred Stock	(7)	—	—	—	1,056	72	—	1,128
Quality Lease Service, LLC	12.00%				Secured Debt	(8)	(29,526)	29,865	—	—	29,865	29,865	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	17	83	—	1,875	750	1,125
	12.47%				Secured Debt	(7)	—	241	4,075	—	54,536	—	54,536
	9.50%				Secured Debt	(7)	—	(79)	3,885	89,786	—	89,786	—
					Preferred Member Units	(7)	—	5,213	1,196	13,650	5,520	—	19,170
Slick Innovations, LLC	14.00%				Secured Debt	(6)	—	(48)	1,887	13,840	48	2,448	11,440
					Common Stock	(6)	—	780	—	1,530	780	—	2,310
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	(2)	(1,694)	329	4,556	221	1,587	3,190
					Preferred Equity	(6)	—	—	—	—	—	—	—
Superior Rigging & Erecting Co.	12.00%				Secured Debt	(7)	—	—	2,564	21,378	49	1,000	20,427
					Preferred Member Units	(7)	—	1,440	—	4,500	1,440	—	5,940
The Affiliati Network, LLC	13.00%				Secured Debt	(9)	—	—	30	106	2,764	2,720	150
	13.00%				Secured Debt	(9)	—	(129)	1,176	9,442	34	2,129	7,347
					Preferred Stock	(9)	—	—	188	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	—	172	—	172
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	(146)	53	5,855	531	692	5,694
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	345	—	—	2,838	—	2,838
UniTek Global Services, Inc.	15.00%			15.00%	Secured Convertible Debt	(6)	—	(13)	312	4,592	—	703	3,889
	15.00%			15.00%	Secured Convertible Debt	(6)	(223)	1,067	66	—	2,131	223	1,908
		SF+	7.50%		Secured Debt	(6)	—	22	—	382	25	407	—
		SF+	7.50%		Secured Debt	(6)	—	96	275	1,712	112	1,824	—
	20.00%			20.00%	Preferred Stock	(6)	—	(468)	468	2,833	468	468	2,833
	20.00%			20.00%	Preferred Stock	(6)	—	1,707	—	1,991	1,707	—	3,698
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—

Table of contents                                  Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2023 Fair Value (13)
Universal Wellhead Services Holdings, LLC	14.00%			14.00%	Preferred Member Units	(8)	—	(70)	—	220	—	70	150
					Member Units	(8)	—	—	—	—	—	—	—
World Micro Holdings, LLC	13.00%				Secured Debt	(7)	—	—	1,895	14,140	45	2,157	12,028
					Preferred Equity	(7)	—	—	226	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							106	(1,308)	(1,469)	(625)	1,454	21,493	—
Total Affiliate investments							$(18,729)	$33,689	$69,829	$618,359	$246,241	$270,262	$615,002
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
(12)Investment has an unfunded commitment as of December 31, 2023 (see Note K — Commitments and Contingencies in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.
(b) Management’s Report on Internal Control Over Financial Reporting. The management of Main Street Capital Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report which is included herein.
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
(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-263258) filed with the SEC on March 3, 2022 as supplemented by the prospectus supplements relating to our ATM Program and to the direct stock purchase feature of the Plan. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “Main Street,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment and direct stock purchase plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Company (as a percentage of net assets attributable to common stock):
Operating expenses	3.06%	(5)
Interest payments on borrowed funds	4.72%	(6)
Income tax expense	1.09%	(7)
Acquired fund fees and expenses	0.16%	(8)
Total annual expenses	9.03%
___________________________
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
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are $0.2 million. In the event that we conduct an offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
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
(7)Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from our portfolio investments held in Taxable Subsidiaries and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2024.
(8)Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above and that you would pay a sales load of up to 1.00% (the commission to be paid by us with respect to common stock sold by us in the ATM Program).

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and no sales load	$88	$255	$408	$740
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return and a 1.00% sales load	$98	$262	$414	$743
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
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance” and “Officers” to be filed with the Securities and Exchange Commission on or prior to April 30, 2025, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Main Street. This code of ethics is published on our website at www.mainstcapital.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a posting on our website.
Item 11. Executive Compensation
The information required by this Item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders (1)	$—	$—	$4,240,328
Equity compensation plans not approved by security holders (2)	187,350	—	—
Total	$187,350	$—	$4,240,328
___________________________
(1)Consists of our Main Street Capital Corporation 2022 Equity and Incentive Plan and our Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. As of December 31, 2024, we had issued 1,092,663 shares of restricted stock pursuant to these plans, of which 182,222 shares had vested and 32,991 shares were forfeited. Pursuant to each of these plans, if any award issued thereunder shall for any reason expire or otherwise terminate or be forfeited, in whole or in part, the shares of stock not acquired under such award shall revert to and again become available for issuance under such plan. For more information regarding these plans, see Note J — Share-Based Compensation to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)Consists of our 2015 Deferred Compensation Plan. For more information regarding this plan, see Note L — Related Party Transactions to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The other information required by this Item will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2025,” to be filed with the Securities and Exchange Commission on or prior to April 30, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1.Consolidated Financial Statements
2.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2024 and 2023	188
3.Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*
Articles of Amendment and Restatement of Main Street Capital Corporation (previously filed as Exhibit (a) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (File No. 333-142879))

3.2*
Amended and Restated Bylaws of Main Street Capital Corporation (previously filed as Exhibit 3.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 6, 2013 (File No. 814-00746))

4.1*
Form of Common Stock Certificate (previously filed as Exhibit (d) to Main Street Capital Corporation’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 15, 2007 (File No. 333-142879))

4.2*
Dividend Reinvestment and Direct Stock Purchase Plan, effective May 10, 2019 (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 10, 2019 (File No. 814-00746))

4.3*
Main Street Mezzanine Fund, LP SBIC debentures guaranteed by the SBA (previously filed as Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 (File No. 333-142879))

4.4*
Main Street Capital III, LP SBIC debentures guaranteed by the SBA (see Exhibit (f)(1) to Main Street Capital Corporation’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on June 22, 2007 for a substantially identical copy of the form of debentures)

4.5*
Form of Indenture between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit (d)(6) to Main Street Capital Corporation’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on March 28, 2013 (File No. 333-183555))

4.6*
Fifth Supplemental Indenture relating to the July 2026 Notes, dated January 14, 2021, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 14, 2021 (File No. 814-00746))

4.7*	Form of July 2026 Notes (contained in the Fifth Supplemental Indenture incorporated by reference as Exhibit 4.6 hereto)
4.8*
Sixth Supplemental Indenture relating to the March 2029 Notes, dated January 12, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on January 12, 2024 (File No. 814-00746))

Exhibit Number	Description
4.9*	Form of March 2029 Notes (contained in the Sixth Supplemental Indenture incorporated by reference as Exhibit 4.8 hereto)
4.10*
Seventh Supplemental Indenture, dated June 4, 2024, between Main Street Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 4, 2024 (File No. 814-00746))

4.11*	Form of June 2027 Notes (contained in the Seventh Supplemental Indenture incorporated by reference as Exhibit 4.10 hereto)
4.12*
Description of Main Street Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.11 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 28, 2020 (File No. 814-00746))

10.1*
Omnibus Amendment No. 1, dated as of April 7, 2021, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, solely with respect to Section 2 thereof, the withdrawing lender, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 8, 2021 (File No. 814-00746))

10.2*
Third Amended and Restated General Security Agreement dated June 5, 2018 (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 814-00746))

10.3*
Third Amended and Restated Equity Pledge Agreement dated June 5, 2018 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 6, 2018 (File No. 814-00746))

10.4*
Amended and Restated Custodial Agreement dated September 20, 2010 (previously filed as Exhibit 10.3 to Main Street Capital Corporation’s Current Report on Form 8-K filed September 21, 2010 (File No. 814-00746))

10.5*
Third Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Custodial Agreement dated November 21, 2011 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed November 22, 2011 (File No. 814-00746))

10.6*
Third Amendment, dated as of August 4, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on August 4, 2022 (File No. 814-00746))

10.7*
Fourth Amendment, dated as of December 22, 2022, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 28, 2022 (File No. 814-00746))

10.8*
Joinder Agreement and Supplement, dated January 13, 2023, to the Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.8 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746))

10.9*
Response to Notice of Increase Request, dated July 26, 2023, by and among Main Street Capital Corporation and Sumitomo Mitsui Banking Corporation (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2023 (File No. 814-00746))

10.10*
Fifth Amendment, dated May 26, 2024, to Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 99.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 30, 2024 (File No. 814-00746))

10.11*
Sixth Amendment, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on June 28, 2024 (File No. 814-00746))

10.12*
Revolving Credit and Security Agreement, dated as of November 22, 2022, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party from time to time thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent, document custodian and custodian and Virtus Group, L.P. as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 814-00746))

Exhibit Number	Description
10.13*
Purchase and Contribution Agreement, dated as of November 22, 2022, among Main Street Capital Corporation, as the seller, and MSCC Funding I, LLC, as the buyer (previously filed as Exhibit 10.2 to Main Street Capital Corporation’s Current Report on Form 8-K filed on November 28, 2022 (File No. 814-00746))

10.14*
Lender Joinder Agreement, dated December 6, 2022, to the Revolving Credit and Security Agreement (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 6, 2022 (File No. 814-00746))

10.15*
First Amendment to Credit Agreement, dated as of February 2, 2023, among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders party thereto, Truist Bank, as administrative agent and swingline lender, Citibank N.A., as collateral agent document custodian and custodian and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.12 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746))

10.16*
Western Alliance Joinder Agreement, dated October 5, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 12, 2023 (File No. 814-00746))

10.17*	EverBank Joinder Agreement, dated October 12, 2023 (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 13, 2023 (File No. 814-00746))
10.18*
Second Amendment, dated as of September 26, 2024, to Credit Agreement by and among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, L.P., as collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on October 1, 2024 (File No. 814-00746))

10.19*
Note Purchase Agreement, dated as of December 23, 2022, by and among Main Street Capital Corporation and the Purchasers party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on December 27, 2022 (File No. 814-00746))

10.20*
First Supplement to Note Purchase Agreement, dated as of February 2, 2023, by and among Main Street Capital Corporation and the Purchasers party thereto (previously filed as Exhibit 10.14 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746))

10.21*†
Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.4 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643))

10.22*†
Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.5 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643))

10.23*†
Form of Restricted Stock Agreement for Executive Officers — Main Street Capital Corporation 2022 Equity and Incentive Plan (previously filed as Exhibit 4.6 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643))

10.24*†
Form of Restricted Stock Agreement for Non-Employee Directors — Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan (previously filed as Exhibit 4.7 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on May 3, 2022 (File No. 333-264643))

10.25*
Custody Agreement, dated September 17, 2007, by and between Main Street Capital Corporation and Amegy Bank National Association (previously filed as Exhibit (j) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879))

10.26*†
Form of Confidentiality and Non-Compete Agreement by and between Main Street Capital Corporation and Vincent D. Foster (previously filed as Exhibit (k)(12) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879))

10.27*†
Form of Indemnification Agreement by and between Main Street Capital Corporation and each executive officer and director (previously filed as Exhibit (k)(13) to Main Street Capital Corporation’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on September 21, 2007 (File No. 333-142879))

10.28	Amended and Restated Investment Advisory and Administrative Services Agreement, dated January 29, 2025, between MSC Income Fund, Inc. and MSC Adviser I, LLC
10.29*†
Main Street Capital Corporation Deferred Compensation Plan Adoption Agreement and Plan Document (previously filed as Exhibit 4.1 to Main Street Capital Corporation’s Registration Statement on Form S-8 filed on December 18, 2015 (File No. 333-208643))

Exhibit Number	Description
10.30*	Form of Equity Distribution Agreement dated March 3, 2022 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 4, 2022 (File No. 814-00746))
14.1*	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 814-00746))
19.1	Insider Trading Policy
21.1*	List of Subsidiaries (previously file as Exhibit 21.1 to Main Street Capital Corporation's Annual Report on Form 10-K filed on February 23, 2024 (File No. 814-00746))
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer
32.2**	Section 1350 certification of Chief Financial Officer
97.1*
Main Street Capital Corporation Clawback Policy, effective December 1, 2023 (previously filed as Exhibit 97.1 to Main Street Capital Corporation’s Annual Report on Form 10-K filed on February 23, 2024 (File No. 814-00746))

99.1	1940 Act Code of Ethics
99.2	Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc.
101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2024, filed with the SEC on February 28, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2024 and 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
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

Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chief Executive Officer and Director	February 28, 2025
Dwayne L. Hyzak	(principal executive officer)

/s/ RYAN R. NELSON	Chief Financial Officer	February 28, 2025
Ryan R. Nelson	(principal financial officer)

/s/ RYAN H. MCHUGH	Chief Accounting Officer	February 28, 2025
Ryan H. McHugh	(principal accounting officer)

/s/ VINCENT D. FOSTER	Chairman of the Board	February 28, 2025
Vincent D. Foster

/s/ J. KEVIN GRIFFIN	Director	February 28, 2025
J. Kevin Griffin

/s/ JOHN E. JACKSON	Director	February 28, 2025
John E. Jackson

/s/ BRIAN E. LANE	Director	February 28, 2025
Brian E. Lane

/s/ DUNIA A. SHIVE	Director	February 28, 2025
Dunia A. Shive

/s/ STEPHEN B. SOLCHER	Director	February 28, 2025
Stephen B. Solcher