Form 10-Q
period 2025-03-31
Main Street Capital CORP
filed 2025-05-09
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 8, 2025 was 89,029,361.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,500,635 and $1,415,970 as of March 31, 2025 and December 31, 2024, respectively)	$2,172,956	$2,087,890
Affiliate investments (cost: $756,967 and $743,441 as of March 31, 2025 and December 31, 2024, respectively)	899,326	846,798
Non‑Control/Non‑Affiliate investments (cost: $2,038,134 and $2,077,901 as of March 31, 2025 and December 31, 2024, respectively)	1,981,857	1,997,981
Total investments (cost: $4,295,736 and $4,237,312 as of March 31, 2025 and December 31, 2024, respectively)	5,054,139	4,932,669
Cash and cash equivalents	109,180	78,251
Interest and dividend receivable and other assets	98,395	98,084
Deferred financing costs (net of accumulated amortization of $15,258 and $14,592 as of March 31, 2025 and December 31, 2024, respectively)	11,671	12,337
Total assets	$5,273,385	$5,121,341
LIABILITIES
Credit Facilities	$514,000	$384,000
July 2026 Notes (par: $500,000 as of both March 31, 2025 and December 31, 2024)	499,320	499,188
June 2027 Notes (par: $400,000 as of both March 31, 2025 and December 31, 2024)	399,354	399,282
March 2029 Notes (par: $350,000 as of both March 31, 2025 and December 31, 2024)	347,182	347,002
SBIC debentures (par: $350,000 as of both March 31, 2025 and December 31, 2024)	343,711	343,417
December 2025 Notes (par: $150,000 as of both March 31, 2025 and December 31, 2024)	149,612	149,482
Accounts payable and other liabilities	46,894	69,631
Interest payable	20,016	23,290
Dividend payable	22,165	22,100
Deferred tax liability, net	90,998	86,111
Total liabilities	2,433,252	2,323,503
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 88,659,597 and 88,398,713 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	887	884
Additional paid‑in capital	2,413,914	2,394,492
Total undistributed earnings	425,332	402,462
Total net assets	2,840,133	2,797,838
Total liabilities and net assets	$5,273,385	$5,121,341
NET ASSET VALUE PER SHARE	$32.03	$31.65
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$56,242	$51,119
Affiliate investments	23,734	17,728
Non‑Control/Non‑Affiliate investments	57,070	62,759
Total investment income	137,046	131,606
EXPENSES:
Interest	(31,168)	(26,776)
Compensation	(11,476)	(12,259)
General and administrative	(5,086)	(4,220)
Share‑based compensation	(4,842)	(4,103)
Expenses allocated to the External Investment Manager	5,336	5,559
Total expenses	(47,236)	(41,799)
NET INVESTMENT INCOME	89,810	89,807
NET REALIZED GAIN (LOSS):
Control investments	22	10
Affiliate investments	2,064	(7,110)
Non‑Control/Non‑Affiliate investments	(31,631)	(5,267)
Total net realized loss	(29,545)	(12,367)
NET UNREALIZED APPRECIATION:
Control investments	401	32,070
Affiliate investments	39,003	5,925
Non‑Control/Non‑Affiliate investments	23,786	2,652
Total net unrealized appreciation	63,190	40,647
INCOME TAXES:
Federal and state income, excise and other taxes	(2,486)	(2,131)
Deferred taxes	(4,887)	(8,809)
Total income tax provision	(7,373)	(10,940)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$116,082	$107,147
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$1.01	$1.05
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.31	$1.26
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	88,711,015	85,138,530

The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	107,147	107,147
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Balances as of March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970

Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$116,082	$107,147
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(242,705)	(372,576)
Proceeds from sales and repayments of debt investments in portfolio companies	144,716	167,270
Proceeds from sales and return of capital of equity investments in portfolio companies	19,806	7,745
Net unrealized appreciation	(63,190)	(40,647)
Net realized loss	29,545	12,367
Accretion of unearned income	(4,484)	(4,806)
Payment-in-kind interest	(3,986)	(4,177)
Cumulative dividends	(681)	(426)
Share-based compensation expense	4,842	4,103
Amortization of deferred financing costs	1,473	1,071
Deferred tax provision	4,887	8,809
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	(1,710)	1,447
Interest payable	(3,274)	7,793
Accounts payable and other liabilities	(22,629)	(14,672)
Deferred fees and other	909	1,475
Net cash used in operating activities	(20,399)	(118,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	5,198	5,696
Proceeds from public offering of March 2029 Notes	—	350,000
Dividends paid	(83,870)	(78,225)
Repayments of SBIC debentures	—	(63,800)
Proceeds from Credit Facilities	273,000	542,000
Repayments on Credit Facilities	(143,000)	(579,000)
Debt issuance costs, net	—	(3,679)
Purchases of vested stock for employee payroll tax withholding	—	(14)
Net cash provided by financing activities	51,328	172,978

Net increase in cash and cash equivalents	30,929	54,901
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	78,251	60,083
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$109,180	$114,984

Supplemental cash flow disclosures:
Interest paid	$32,924	$17,837
Taxes paid	$8,046	$3,017
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$9,087	$8,441
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	$7,410	$7,410	$7,410
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	7,410	7,410	7,410
			Preferred Equity		3/25/2025	26,638							8,970	8,970
													23,790	23,790
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(25)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		17.50%				8/16/2029	4,045	4,001	4,001
			Preferred Member Units		5/20/2021	2,427							2,427	5,140
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,944	9,141
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,578	1,578	1,525
			Preferred Member Units		6/28/2023	178							178	—
			Member Units		8/1/2013	1,500							1,500	—
													3,656	1,925
ATS Workholding, LLC	(10)	Manufacturer of Machine Cutting Tools and Accessories
			Secured Debt	(14)	11/16/2017		5.00%				3/31/2025	2,424	2,416	—
			Secured Debt	(14) (17)	11/16/2017		5.00%				9/1/2024	3,015	2,842	—
			Preferred Member Units		11/16/2017	3,725,862							3,726	—
													8,984	—
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2026	711	711	711
			Member Units		10/26/2020	37							1,584	5,760
													2,295	6,471
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		11.00%				3/7/2027	180	176	176
			Secured Debt		3/7/2022		11.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		11.00%				3/7/2027	10,575	10,534	10,534
			Preferred Stock	(8)	3/7/2022	4,073							4,095	5,160
													15,075	16,140
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	420	420	420
			Preferred Equity		11/4/2024	18,756,995							19,537	18,920
													19,957	19,340
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(25)	12/31/2020						10/31/2027	—	—	—
		Secured Debt	(9) (22)	12/31/2020		11.70%	SF+	7.33%		10/31/2027	101,046	100,703	101,046
		Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	31,000
												114,703	132,046
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.48%	SF+	10.00%		12/31/2025	5,016	5,016	5,016
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	4,110
												9,296	9,126
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	—
												3,132	—
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,100

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024					4.00%	7/29/2026	—	(19)	(19)
		Secured Debt		3/30/2018		14.00%			4.00%	7/29/2026	28,000	27,955	27,955
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			11,318	11,318
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	22,215
												55,656	61,469
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	49,540

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		14.48%	SF+	10.00%		1/4/2028	24,464	24,426	24,464
		Preferred Member Units		1/4/2019	13,883							6,386	14,280
												30,812	38,744
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(82)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	17,220	17,216	17,220
		Member Units	(8)	2/26/2018	4,347							11,440	34,240
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,630
												30,347	55,090
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,188	5,694

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,580
													7,151	21,274
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
			Secured Debt		12/20/2016		9.00%				1/15/2027	6,520	6,482	6,520
			Secured Debt		12/20/2016		10.00%				12/20/2036	962	955	962
			Member Units	(8)	12/20/2016	717							7,280	11,040
			Member Units	(29)	12/20/2016	800							509	1,270
													15,226	19,792
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(25)	3/6/2020						12/17/2026	—	(10)	—
			Secured Debt		3/6/2020		12.50%				12/17/2026	37,715	37,699	37,715
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	69,500
													46,006	107,215
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	13,995	13,966	13,995
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	14,330
													21,646	28,325
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		13.48%	SF+	9.00%		1/29/2028	2,745	2,700	2,700
			Preferred Member Units		1/29/2019	2,250							3,520	10,610
													6,220	13,310
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(19)	(19)
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,076	17,076
			Preferred Equity		11/22/2023	7,454							7,454	7,454
													24,511	24,511
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							515	515

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	27,300	27,130	26,622
			Preferred Member Units	(8)	5/5/2023	556							15,000	9,020
													42,130	35,642
Datacom, LLC		Technology and Telecommunications Provider

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt		3/1/2022		7.50%				12/31/2025	945	944	944
		Secured Debt		3/31/2021		10.00%				12/31/2025	8,015	7,914	7,914
		Preferred Member Units		3/31/2021	9,000							2,610	240
												11,468	9,098
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.38%	SF+	10.00%		4/27/2026	12,287	12,243	12,104
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												21,744	21,939
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(25)	2/13/2018						2/13/2026	—	(24)	—
		Secured Debt		12/27/2022		14.00%				2/13/2026	23,492	23,460	23,492
		Preferred Stock		2/13/2018	8,400							8,400	18,470
												31,836	41,962
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2026	—	(5)	(5)
		Secured Debt		10/3/2022		12.00%				10/3/2027	17,998	17,908	17,908
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,252	6,195	6,195
		Common Stock		10/3/2022	285							5,726	5,040
		Common Stock	(29)	10/3/2022	939							1,558	3,100
												31,382	32,238
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (34)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (34)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	73,126	72,998	73,126
		Member Units	(8)	6/24/2016	9,042							17,692	114,750
												90,690	187,876
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Member Units	(8)	7/15/2013	1,200							1,200	1,830

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		10.48%	SF+	6.00%		10/29/2026	3,146	3,141	3,146
		Secured Debt		12/19/2014		12.48%	SF+	8.00%		10/29/2026	40,493	40,418	40,493
		Member Units		12/19/2014	5,879							13,065	45,890
												56,624	89,529
Gulf Publishing Holdings, LLC	Energy Industry Focused Media and Publishing
		Secured Debt	(9) (14) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	2,400	2,221	1,738
			Preferred Equity		7/1/2022	63,720							5,600	—
			Member Units		4/29/2016	3,681							3,681	—
													11,502	1,738
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (30)	10/1/2017	49.26%							3,425	8,732
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							256	383
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
			LP Interests (423 COR, L.P.)	(8) (30)	6/2/2022	26.89%							2,900	4,270
													7,022	13,826
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,060

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,574	1,600
			Secured Debt		6/21/2023		13.00%				6/21/2028	35,064	34,837	35,064
			Common Equity		6/21/2023	14,400							14,400	17,780
													50,811	54,444
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		14.25%	P+	6.75%		11/14/2026	1,338	1,338	1,338
			Member Units	(8)	11/14/2006	627							811	11,540
													2,149	12,878
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,228	23,228
			Preferred Equity	(8)	3/28/2022	109,926							10,993	13,670
													34,221	36,898
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.00%				2/24/2028	3,400	3,380	3,400
			Member Units	(8)	1/23/2006	325							783	25,180
													4,163	28,580
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	14,199	14,189	14,189
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,947	3,914	3,914
			Preferred Equity		10/31/2018	581							12,240	12,890
			Member Units	(8) (29)	10/31/2018	800							992	2,710

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													31,335	33,703
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2025	—	(7)	(7)
			Secured Debt		10/19/2022		9.75%				10/19/2027	19,030	18,933	18,933
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	5,916
			Common Stock	(8)	10/19/2022	1,537,219							1,537	7,370
													26,379	32,212
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	35,000	34,656	34,656
			Preferred Equity		3/19/2025	14,300							14,300	14,300
													48,956	48,956
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt		1/26/2021		5.00%				3/24/2026	10,000	10,000	10,000
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	13,857
													24,250	23,857
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(104)	(104)
			LP Interests	(8) (30)	9/5/2023	13.22%							8,157	8,551
													8,053	8,447
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	238,170

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,374,872							21,500	21,512

MVI MSO, LLC (Milford Vascular)		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,753	9,753
			Preferred Equity		3/28/2025	270							2,700	2,700
													12,453	12,453
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,733	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,370
													8,453	32,116
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units		1/31/2008	2,955							2,975	8,890

Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt		6/4/2024		13.50%				6/4/2029	27,200	26,972	26,972
		Common Equity	(8)	6/4/2024	364,579							12,120	16,500
												39,092	43,472
NexRev LLC	Provider of Energy Efficiency Products & Services
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	13,420

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				9/18/2028	2,191	2,183	2,183
		Preferred Equity		12/8/2011	495,000							482	1,238
		Member Units		12/22/2011	74,761							114	62
		Member Units		12/22/2011	74,761							3,823	1,518
												6,602	5,001
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9) (17)	1/31/2017		10.98%	SF+	6.50%		1/31/2025	3,600	3,600	3,600
		Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	18,440	18,440	18,440
		Preferred Member Units		11/2/2022	2,400							2,785	6,000
		Preferred Member Units		1/31/2017	486							11,866	12,200
												36,691	40,240
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	14,000	13,951	14,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	75,820
												15,031	89,820
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.48%	SF+	11.00%		7/31/2026	21,560	21,502	21,560
		Preferred Stock	(8) (29)	7/30/2021	10,000							10,000	13,450
												31,502	35,010
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/31/2028	—	(12)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	28,640	28,429	28,640
		Preferred Equity	(8)	12/21/2023	440							12,540	20,100
												40,957	48,740
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	7.00%		11/15/2027	—	(5)	—
		Secured Debt	(9)	11/15/2016		11.48%	SF+	7.00%		11/15/2027	15,556	15,461	15,556
		Common Stock		6/10/2010	2,000							2,150	18,160
		Common Stock	(8) (29)	6/14/2022	238,421							238	514

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

											17,844	34,230
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%			11/15/2026	4,897	4,865	4,865
		Preferred Member Units	(8)	2/1/2011	21,806						5,709	12,950
		Common Stock		1/27/2021	1,037						1,200	620
											11,774	18,435
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000						7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500						369	9,530

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021				10.00%	12/15/2026	—	(45)	(45)
		Secured Debt	(14)	12/15/2021		12.50%		10.00%	12/15/2026	33,660	32,413	14,352
		Preferred Equity		12/15/2021	11,070						11,070	—
											43,438	14,307
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	1,840	1,821	1,555
		Secured Debt	(14) (17)	8/31/2018		12.00%		12.00%	8/31/2023	15,200	15,045	3,207
		Preferred Member Units		8/28/2023	6,605						661	—
		Preferred Member Units		2/1/2023	5,643						564	—
		Preferred Member Units		8/31/2018	544						9,245	—
											27,336	4,762
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248						718	1,794
		Member Units		1/6/2011	460						1,290	5,021
											2,008	6,815
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019					5/31/2027	—	(1)	(1)
		Secured Debt		5/31/2019		13.50%			5/31/2027	7,920	7,862	7,862
		Common Stock	(8)	5/31/2019	615						4,655	8,570
											12,516	16,431
Victory Energy Operations, LLC	Provider of Industrial and Commercial Combustion Systems
		Secured Debt	(25)	10/3/2024					10/3/2029	—	(31)	(31)
		Secured Debt		10/3/2024		13.00%			10/3/2029	48,251	47,816	47,816
		Preferred Equity	(8)	10/3/2024	51,914				10/3/2029		22,686	22,686
											70,471	70,471
Volusion, LLC	Provider of Online Software-as-a-Service eCommerce Solutions

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							3,673	5,170
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													22,349	7,270
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	25,760	25,674	25,674
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													37,914	37,914
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,750
			Preferred Member Units		6/30/2015	16,878							3,154	160
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													5,504	1,910
Subtotal Control Investments (76.5% of net assets at fair value)													$1,500,635	$2,172,956
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(14)	3/28/2025					10.00%	3/31/2030	$3,109	$3,109	$3,109
			Secured Debt	(14)	3/28/2025					10.00%	3/31/2030	3,109	3,109	3,109
			Preferred Equity		3/28/2025	12,621,635							8,520	8,520
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													17,886	14,738
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	266
			Member Units	(8)	6/30/2017	2,160,000							2,256	1,120
													2,576	1,386
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	7,059	6,019	—
			Secured Debt	(14)	6/28/2024		15.00%			15.00%	4/1/2025	16	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	9,916	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,651	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		10.38%	SF+	6.00%		12/17/2026	1,800	1,789	1,789
			Secured Debt		12/17/2021		12.50%				12/17/2026	19,238	19,172	19,172

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Stock		12/17/2021	450,000						4,500	4,740
												25,461	25,701
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021					12/10/2026	—	(10)	—
			Secured Debt		12/10/2021		15.00%			12/10/2026	21,507	21,430	21,507
			Preferred Equity	(8)	12/10/2021	3,310						3,635	16,030
												25,055	37,537
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	154						—	2,640

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%						2,813	2,276

Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%			10/9/2029	27,577	27,329	27,329
			Preferred Equity		10/9/2024	22,304						12,596	12,596
												39,925	39,925
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%			6/18/2029	560	555	555
			Secured Debt		11/19/2021		12.00%			6/18/2029	16,800	16,726	16,726
			Preferred Equity		11/19/2021	5,944						5,944	5,944
			Preferred Equity	(8)	6/18/2024	3,068	15.00%		15.00%			3,360	3,360
												26,585	26,585
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%						6,172	7,708
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%						1,960	2,447
												8,132	10,155
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000						2,000	—

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000						416	369

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%			5/29/2029	32,390	28,952	32,390

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Warrants	(8) (27)	5/28/2024	12							3,920	14,630
													32,872	47,020
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	9,360							10,400	39,370

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,580	2,190
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (30)	7/31/2015	5.95%							694	298
													3,274	2,488
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	8,185	8,168	8,185
			Preferred Member Units	(8)	3/31/2021	226							4,900	9,610
													13,068	17,795
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(39)	—
			Secured Debt		3/15/2024		12.00%	SF+	7.63%		3/15/2029	38,500	38,198	38,500
			Member Units	(8)	8/31/2007	438							2,980	14,730
			Common Stock		11/18/2024	888							888	1,020
													42,027	54,250
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							2,092	4,462
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							5,532	5,974
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,226
													8,374	11,662
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	2,502	2,501	2,502
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,213	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	21,120
			Preferred Member Units	(29)	12/2/2016	226							150	1,110
													50,714	69,988
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services
			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2026	3,000	3,000	2,940
			Member Units	(8)	1/8/2003	322,297							2,352	4,240
													5,352	7,180
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		4/7/2023	18,006,407							18,300	19,850

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	14,825	14,738	14,825
			Preferred Equity	(8)	3/31/2023	87,360							4,368	7,930
													19,106	22,755
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.07%	SF+	7.50%		8/20/2026	12,915	12,840	12,741
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			261	459
			Common Stock		8/20/2021	9,968							1,356	550
													14,457	13,750
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,495	4,495
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,928	2,928
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,549	17,549
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,554	9,372	9,372
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	760
			Common Stock		8/3/2021	203,016							2,756	2,850
													46,755	46,898
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		12.96%	SF+	8.50%		6/21/2027	1,180	1,170	1,180
			Secured Debt	(9)	6/21/2023		12.96%	SF+	8.50%		6/21/2027	994	983	994
			Secured Debt	(9)	6/21/2023		11.96%	SF+	7.50%		6/21/2027	4,438	3,838	4,438
			Secured Debt	(9)	6/21/2023		13.96%	SF+	9.50%		6/21/2027	4,438	3,838	4,438
			Warrants	(27)	6/21/2023	193,307					6/21/2033		2,091	6,660
													11,920	17,710
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,105	1,073	1,073
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,144	1,144	1,144
			Preferred Equity		2/10/2025	9,213							4,890	4,890
													7,107	7,107
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.79%	SF+	5.50%		12/31/2026	2,652	2,652	2,652
			Common Equity	(29)	12/19/2024	66,306					12/31/2026		13,840	13,340
													16,492	15,992
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	9,600	9,001	9,001

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,758	1,758
			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	594
													11,353	11,353
Nebraska Vet AcquireCo, LLC		Mixed-Animal Veterinary and Animal Health Product Provider
			Secured Debt	(9) (25)	12/31/2020			SF+	7.00%		5/9/2027	—	(6)	—
			Secured Debt		5/9/2024		12.50%				5/9/2027	7,250	7,087	7,250
			Secured Debt		12/31/2020		12.50%				5/9/2027	62,200	62,097	62,200
			Preferred Member Units	(8)	12/31/2020	6,987							6,987	60,560
													76,165	130,010
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	9/30/2025	4,415	4,415	456
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	9/30/2025	2,116	2,116	218
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	9/30/2025	983	983	101
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	9/30/2025	964	964	99
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	9/30/2025	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2025		1,089	—
													12,683	1,179
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	2,830

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1,318	1,314	1,200
			Secured Debt	(9) (25)	4/8/2021			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	13,780	13,742	12,545
			Common Equity		8/12/2024	110							—	—
													15,056	13,745
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	2,250	2,237	2,250
			Secured Debt	(23)	6/16/2023		12.82%				6/16/2028	67,661	67,615	67,661
			Preferred Member Units	(8)	8/31/2018	165							1,525	12,470
													71,377	82,381
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	25,880	25,598	25,880
			Common Stock	(8)	9/13/2018	70,000							—	1,890
													25,598	27,770
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	209	209	882
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,327	4,884	900

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		12/31/2022	5,907,649							—	—
													5,093	1,782
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636							4,500	14,400

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		10.00%				8/9/2026	120	115	115
			Secured Debt		8/9/2021		10.00%				8/9/2026	5,201	5,184	5,107
			Preferred Stock	(8)	9/1/2023	312,910							313	313
			Preferred Stock	(8)	8/9/2021	1,280,000							6,400	6,400
													12,012	11,935
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%							3,048	4,564

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	14.91%							4,404	5,249

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%			20.00%			8,416	10,176
			Preferred Stock		6/30/2017	21,382,147	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	2,370,059							—	—
													20,007	10,176
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,731	8,731
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,415	4,415
													13,146	13,146
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%				12/12/2027	9,886	9,834	9,834
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													13,679	13,679
Subtotal Affiliate Investments (31.7% of net assets at fair value)													$756,967	$899,326
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	7,940	7,940	7,775
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	18,260	18,237	17,880
													26,177	25,655

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	480

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(4)	(4)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	5,908	5,887	5,908
													5,883	5,904
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (25)	7/1/2024			SF+	6.75%		7/1/2029	—	(177)	(177)
			Secured Debt	(9)	7/1/2024		11.07%	SF+	6.75%		7/1/2029	75,490	73,886	74,373
													73,709	74,196
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,073	2,073	2,073
			Secured Debt	(9)	11/6/2023		10.92%	SF+	6.50%	10.92%	11/6/2028	8,276	8,276	8,276
			Preferred Equity		11/6/2023	32,507							14,060	13,838
			Preferred Equity		11/6/2023	32,507							—	—
			Common Equity		11/9/2021	3,898							234	—
													24,643	24,187
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	1,387,832							1,388	2,260

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		10.56%	SF+	6.00%		1/18/2027	900	900	900
			Secured Debt	(9)	1/18/2022		9.57%	SF+	5.00%		1/18/2027	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		11.57%	SF+	7.00%		1/18/2027	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	850
													14,940	15,070
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(82)	(82)
			Secured Debt	(9)	12/23/2022		11.70%	SF+	7.25%		12/23/2027	23,917	23,387	23,917
			Common Equity	(8)	12/15/2021	984							934	1,130
													24,239	24,965
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (14) (25)	6/30/2022			SF+	10.25%		6/30/2028	—	(48)	(48)
			Secured Debt	(9) (14)	6/30/2022		14.76%	SF+	10.25%	9.25%	6/30/2028	31,792	31,484	19,502
													31,436	19,454
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	880

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.95%	SF+	8.50%	11.95%	8/28/2025	202	130	130
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	3,756	3,756	2,425
			Secured Debt	(9) (14)	8/28/2020		12.95%	SF+	8.50%	11.95%	8/28/2025	4,183	3,961	2,701
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													8,884	5,256
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9)	2/3/2025		10.08%	SF+	5.75%		2/3/2030	83	63	63
			Secured Debt	(9)	2/3/2025		9.04%	SF+	4.75%		2/3/2030	4,145	4,075	4,075
			Secured Debt	(9)	2/3/2025		11.04%	SF+	6.75%		2/3/2030	4,145	4,075	4,075
			Common Equity		2/3/2025	248,718							249	249
													8,462	8,462
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.46%	SF+	7.00%		5/1/2028	571	553	571
			Secured Debt	(9)	5/1/2023		10.46%	SF+	6.00%		5/1/2028	6,325	6,247	6,325
			Secured Debt	(9)	5/1/2023		12.46%	SF+	8.00%		5/1/2028	6,325	6,247	6,325
			Preferred Equity		5/1/2023	571							571	500
			Common Equity		5/1/2023	571							—	—
													13,618	13,721
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9)	2/1/2024		10.17%	SF+	5.75%		2/1/2029	899	824	899
			Secured Debt	(9) (25)	2/1/2024			SF+	5.75%		2/1/2029	—	(21)	(21)
			Secured Debt	(9)	2/1/2024		10.14%	SF+	5.75%		2/1/2029	26,006	25,601	26,006
			Secured Debt	(9)	1/2/2025		10.16%	SF+	5.75%		2/1/2029	9,530	9,396	9,530
			Common Equity		2/1/2024	2,583,963							2,709	4,510
													38,509	40,924
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	7,056	7,056	591

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													7,817	1,352
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,327	2,908
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,850	3,852
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,000	4,309
													13,177	11,069
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	6/14/2021			SF+	5.00%		6/10/2026	—	(9)	—
			Secured Debt	(9)	6/14/2021		9.45%	SF+	5.00%		6/10/2028	16,956	16,813	16,956
													16,804	16,956
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	2,142,167							2,142	2,800
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	2,800
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	325,408							325	569

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		11.56%	SF+	7.00%		2/7/2027	6,214	6,113	6,084
			Secured Debt	(9)	2/7/2022		11.55%	SF+	7.00%		2/7/2027	36,074	35,801	35,311
			Secured Debt	(9)	6/24/2022		11.55%	SF+	7.00%		2/7/2027	1,999	1,984	1,956
			Secured Debt	(9)	3/27/2023		11.55%	SF+	7.00%		2/7/2027	4,830	4,771	4,728
													48,669	48,079
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,649	2,649	16

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		12.70%	SF+	8.25%		8/6/2026	8,080	8,010	7,409
			Secured Debt	(9)	8/6/2021		12.70%	SF+	8.25%		8/6/2026	19,641	19,542	18,011
													27,552	25,420
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (32)	6/29/2024		10.31%	SF+	6.00%		6/28/2029	1,669	1,595	1,669
			Secured Debt	(9)	6/29/2024		10.32%	SF+	6.00%		6/28/2029	10,650	10,433	10,650
			Secured Debt	(9)	8/15/2024		10.31%	SF+	6.00%		6/28/2029	7,100	6,977	7,100
			Secured Debt	(9)	6/29/2024		10.57%	SF+	6.25%		6/28/2029	31,951	31,276	30,493

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													50,281	49,912
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(42)	(42)
			Secured Debt	(9) (25)	12/27/2023			SF+	6.75%		6/27/2027	—	(42)	(42)
			Secured Debt	(9)	12/27/2023		11.15%	SF+	6.75%		6/27/2027	10,688	10,485	10,525
													10,401	10,441
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	6.25%		6/27/2029	—	(257)	(257)
			Secured Debt	(9)	6/27/2024		10.55%	SF+	6.25%		6/27/2029	105,607	103,795	105,607
			Secured Debt	(9)	3/4/2025		10.57%	SF+	6.25%		6/27/2029	9,605	9,415	9,605
			Common Equity		3/4/2025	10,851							1,085	1,085
													114,038	116,040
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	780

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.92%	SF+	7.50%	11.92%	12/31/2026	2,384	2,226	2,286
			Secured Debt	(9)	12/20/2022		13.92%	SF+	9.50%	13.92%	12/31/2026	2,494	2,260	2,300
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,614	4,696
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	6.00%		3/31/2030	—	(190)	(190)
			Secured Debt	(9)	3/31/2025		10.30%	SF+	6.00%		3/31/2030	55,448	54,357	54,357
			Common Equity		3/31/2025	1,464,286							1,464	1,464
													55,631	55,631
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.67%	SF+	6.25%		12/29/2027	9,523	9,383	7,142

EnCap Energy Fund Investments	(12) (13)	Investment Partnership

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,542	1,943
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,983	959
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,255	1,176
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,908	4,840
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							3,273	4,081
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							4,739	1,143
			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,372	2,815
													27,072	16,957
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	8.00%		4/7/2029	—	(27)	(27)
			Secured Debt	(9)	10/2/2024		12.40%	SF+	8.00%		4/7/2029	1,378	1,357	1,378
			Secured Debt	(9)	4/7/2023		12.40%	SF+	8.00%		4/7/2029	25,981	25,456	25,981
			Common Equity	(8)	4/7/2023	649,794							663	910
													27,449	28,242
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%		12/22/2026	3,692	3,679	3,692
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%	4.00%	12/22/2026	47,971	47,817	47,933
													51,496	51,625
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	862
			Common Stock	(8)	6/30/2019	10,429							256	—
													2,066	862
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	11/10/2023		11.16%	SF+	6.75%		11/10/2028	8,824	8,634	8,824
			Secured Debt	(9)	11/10/2023		11.17%	SF+	6.75%		11/10/2028	32,065	31,370	32,065
			Preferred Equity		2/24/2025	54,902							55	55
			Common Equity		11/10/2023	705,882							706	500
													40,765	41,444
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		13.75%	P+	6.25%		10/4/2029	1,154	1,063	1,125
			Secured Debt	(9) (25)	10/4/2024			SF+	7.25%		10/4/2029	—	(45)	(45)
			Secured Debt	(9) (26)	10/4/2024		11.57%	SF+	7.25%		10/4/2029	31,405	30,840	30,636
			Common Equity		10/4/2024	1,365							1,365	1,365
													33,223	33,081

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (32)	10/18/2019		10.95%	SF+	6.50%		2/28/2026	1,386	1,378	1,386
			Secured Debt	(9)	10/18/2019		10.95%	SF+	6.50%		2/28/2026	10,475	10,436	10,475
			Secured Debt	(9)	9/15/2023		10.95%	SF+	6.50%		2/28/2026	939	936	939
			Secured Debt	(9)	12/22/2023		10.95%	SF+	6.50%		2/28/2026	224	222	224
			Secured Debt	(9)	8/22/2024		10.95%	SF+	6.50%		2/28/2026	6,057	6,029	6,057
													19,001	19,081
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9)	9/30/2022		11.42%	SF+	7.00%		9/30/2028	707	695	642
			Secured Debt	(9)	9/30/2022		11.42%	SF+	7.00%		9/30/2028	297	286	270
			Secured Debt	(9)	9/30/2022		11.42%	SF+	7.00%		9/30/2028	3,569	3,527	3,240
													4,508	4,152
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	2,438	2,358	2,200
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	244
			Common Equity		3/7/2024	64,029							—	—
													3,071	2,444
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(32)	(32)
			Secured Debt	(9)	8/1/2022		10.82%	SF+	6.50%		8/1/2027	6,649	6,577	6,649
			Secured Debt	(9)	6/3/2024		10.82%	SF+	6.50%		8/1/2027	4,701	4,639	4,701
			Secured Debt	(9)	8/1/2022		10.82%	SF+	6.50%		8/1/2027	16,411	16,258	16,411
			Secured Debt	(9)	6/3/2024		10.82%	SF+	6.50%		8/1/2027	8,019	7,960	8,019
													35,402	35,748
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	4,865	4,823	4,790
			Secured Debt	(9)	7/3/2024		9.81%	SF+	5.50%		7/3/2029	30,902	30,639	30,424
													35,462	35,214
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.96%	SF+	6.50%	3.50%	10/23/2026	26,471	26,471	26,183

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.82%	SF+	8.25%		12/31/2027	7,200	7,083	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2026	—	(10)	—
			Secured Debt	(9)	7/30/2021		10.17%	SF+	5.75%		7/30/2028	10,154	10,079	10,154
			Secured Debt	(9)	7/30/2021		10.17%	SF+	5.75%		7/30/2028	4,891	4,851	4,891

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													14,920	15,045
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	849							1,166	1,280

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (14)	6/1/2017		13.73%	SF+	7.75%	1.50%	7/31/2025	18,627	18,627	13,417

Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(51)	(51)
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2029	—	(44)	(44)
			Secured Debt	(9)	7/19/2023		10.54%	SF+	6.25%		7/19/2029	14,226	13,919	13,291
			Common Equity		7/19/2023	131,100							656	320
													14,480	13,516
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	844	831	769
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	7,279	7,166	6,631
			Secured Debt	(9)	6/14/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	2,928	2,886	2,667
			Secured Debt	(9)	12/31/2024		14.42%	SF+	10.00%	2.00%	4/3/2028	338	338	308
			Common Equity		4/3/2023	177,594							463	38
													11,684	10,413
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		14.41%	SF+	10.00%	14.41%	8/7/2023	2,149	2,149	1,655
			Secured Debt	(9) (14) (17)	8/7/2019		11.67%	SF+	7.00%	11.67%	8/7/2023	7,313	7,237	10
			Common Stock		12/7/2021	2,143							—	—
													9,386	1,665
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.97%	SF+	7.50%		12/31/2026	1,037	1,034	988
			Secured Debt	(9)	8/28/2019		11.97%	SF+	7.50%		12/31/2026	16,653	16,594	15,868
													17,628	16,856
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (35)	4/13/2023		10.91%	SF+	6.60%	8.41%	4/14/2028	3,159	2,973	458
			Common Equity		4/13/2023	198,743							—	—
													2,973	458
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (25)	5/20/2024			SF+	5.50%		5/17/2029	—	(5)	(5)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (26)	5/20/2024		10.07%	SF+	5.50%		5/17/2029	2,111	2,078	2,063
			Secured Debt	(9) (26)	5/20/2024		11.07%	SF+	6.50%		5/17/2029	2,111	2,078	2,063
			Secured Debt	(9) (26)	5/20/2024		12.07%	SF+	7.50%		5/17/2029	2,111	2,078	2,063
													6,229	6,184
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.58%	SF+	7.00%		11/4/2026	782	774	782
			Secured Debt	(9) (26)	2/27/2024		11.45%	SF+	7.00%		11/4/2026	625	619	625
			Secured Debt	(9) (26)	11/1/2024		11.45%	SF+	7.00%		11/4/2026	667	650	667
			Secured Debt	(9)	11/8/2021		11.68%	SF+	7.00%		11/4/2026	1,817	1,798	1,817
			Preferred Equity		11/8/2021	2,826,667							110	870
													3,951	4,761
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.50%		6/28/2029	—	(153)	(153)
			Secured Debt	(9)	6/28/2024		10.80%	SF+	6.50%		6/28/2029	60,579	59,273	60,579
													59,120	60,426
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.14%	SF+	8.75%	6.00%	3/29/2029	1,797	1,797	1,797
			Secured Debt	(9)	3/30/2024		13.14%	SF+	8.75%	13.14%	3/29/2029	1,357	1,357	1,357
			Common Stock		3/29/2024	5,461,019							200	140
													3,354	3,294
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (32)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	8,421	8,362	7,985
			Secured Debt	(9)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	35,289	35,038	33,445
			Secured Debt	(9)	2/1/2024		10.80%	SF+	6.25%		12/22/2026	3,305	3,245	3,144
			Common Equity		12/22/2021	1,684,211							1,684	130
													48,329	44,704
LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							499	1,542

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.67%	SF+	7.25%		12/31/2025	1,156	1,156	1,156
			Secured Debt	(9)	5/2/2019		11.67%	SF+	7.25%		12/31/2025	8,551	8,505	8,551
			Secured Debt	(9)	5/2/2019		11.67%	SF+	7.25%		12/31/2025	5,471	5,441	5,471
			Secured Debt	(9)	11/20/2020		11.67%	SF+	7.25%		12/31/2025	2,871	2,855	2,871
			Secured Debt	(9)	2/26/2021		11.67%	SF+	7.25%		12/31/2025	1,115	1,109	1,115
			Secured Debt	(9)	5/12/2022		11.67%	SF+	7.25%		12/31/2025	11,299	11,236	11,299
													30,302	30,463
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.46%	SF+	8.00%	3.00%	8/16/2026	4,164	4,121	3,267

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9) (17)	1/8/2018		12.25%	P+	4.25%		12/22/2024	27,214	27,214	24,317

Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.75%		4/3/2028	—	(36)	(36)
			Secured Debt	(9)	11/20/2024		10.17%	SF+	5.75%		4/3/2028	11,107	10,969	11,107
			Secured Debt	(9)	4/4/2022		10.07%	SF+	5.75%		4/3/2028	19,828	19,623	19,828
													30,556	30,899
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		10.56%	SF+	6.25%		11/30/2028	1,632	1,600	1,575
			Secured Debt	(9) (26)	11/30/2023		10.55%	SF+	6.25%		11/30/2028	1,312	1,287	1,266
			Secured Debt	(9)	11/30/2023		9.56%	SF+	5.25%		11/30/2028	4,892	4,805	4,720
			Secured Debt	(9)	11/30/2023		11.56%	SF+	7.25%		11/30/2028	4,892	4,802	4,722
			Common Equity		11/30/2023	515,576							525	330
													13,019	12,613
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.55%	SF+	6.25%		5/24/2027	4,101	4,069	4,071
			Secured Debt	(9)	5/24/2022		10.55%	SF+	6.25%		5/24/2027	10,740	10,650	11,514
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	18,060	17,917	18,060
			Unsecured Debt		3/1/2024		8.00%			8.00%	6/30/2025	116	116	116
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	110	110	110
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	76	76	76
			Common Stock		8/30/2022	55,337,906							932	489
													33,870	34,436
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25)	12/18/2019			SF+	6.50%		12/18/2026	—	(5)	(5)
			Secured Debt	(9)	12/18/2019		10.96%	SF+	6.50%		12/18/2026	28,062	27,865	28,062
													27,860	28,057
Northwind Midstream Partners LLC	(10)	Owner and Operator of Midstream Gas Infrastructure
			Secured Debt	(9)	3/18/2025		10.70%	SF+	6.25%		3/18/2030	7,500	7,352	7,352

Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9)	6/21/2024		11.93%	SF+	7.50%		12/21/2028	74	70	73
			Secured Debt	(9)	6/21/2024		11.93%	SF+	7.50%		6/21/2029	26,287	25,627	25,859

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													25,697	25,932
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		11.30%	SF+	7.00%		11/16/2027	1,397	1,384	1,396
			Secured Debt	(9)	4/1/2024		11.30%	SF+	7.00%		11/16/2027	3,880	3,853	3,880
													5,237	5,276
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,384	4,384	55

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	1,650

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25)	6/7/2023			SF+	6.50%		6/7/2028	—	(59)	(59)
			Secured Debt	(9)	6/7/2023		10.82%	SF+	6.50%		6/7/2028	6,109	5,983	6,109
			Secured Debt	(9)	6/7/2023		10.82%	SF+	6.50%		6/7/2028	18,187	17,840	18,187
			Common Equity		6/7/2023	1,234							1,234	4,130
													24,998	28,367
PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	7,860	7,661	7,860
			Secured Debt	(9)	9/7/2023		9.83%	SF+	5.50%		5/1/2029	750	730	750
			Secured Debt	(9)	1/30/2024		9.83%	SF+	5.50%		5/1/2029	754	739	754
			Secured Debt	(9)	6/28/2024		9.83%	SF+	5.25%		5/1/2029	857	846	857
			Secured Debt	(9)	1/21/2025		9.54%	SF+	5.25%		5/1/2029	1,900	1,882	1,900
													11,858	12,121
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		12.81%	SF+	8.25%		8/19/2027	6,838	6,748	6,734
			Secured Debt	(9)	8/19/2022		12.84%	SF+	8.25%		8/19/2027	17,095	16,879	16,834
													23,627	23,568
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	3,920
													3,281	7,168
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (25) (32)	8/24/2023			SF+	6.50%		8/24/2028	—	(69)	—
			Secured Debt	(9)	8/24/2023		10.80%	SF+	6.50%		8/24/2028	33,827	33,044	33,827
			Secured Debt	(9)	9/10/2024		10.79%	SF+	6.50%		8/24/2028	21,962	21,585	21,962

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													54,560	55,789
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25)	8/27/2021			SF+	8.00%		8/27/2026	—	(4)	—
			Secured Debt	(9)	8/27/2021		11.57%	SF+	7.00%		8/27/2026	3,376	3,341	3,078
			Secured Debt	(9)	8/27/2021		13.57%	SF+	9.00%		8/27/2026	3,376	3,341	3,058
													6,678	6,136
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	5,917	5,911	5,917
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	7,278	7,258	7,278
													13,169	13,195
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.67%	SF+	5.25%		8/8/2029	53,320	52,960	53,320
			Common Equity		12/10/2021	864							864	885
													53,824	54,205
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		11.96%	SF+	7.50%		7/1/2027	1,405	1,376	1,405
			Secured Debt	(9)	7/1/2022		11.95%	SF+	7.50%		7/1/2027	15,529	15,387	15,529
			Common Stock		7/1/2022	638,710							639	690
													17,402	17,624
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt		12/22/2020		9.55%	SF+	5.00%		12/18/2027	14,645	14,498	14,291

TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9)	12/31/2024		10.14%	SF+	5.75%		12/31/2029	1,293	1,203	1,264
			Secured Debt	(9) (25)	12/31/2024			SF+	5.75%		12/31/2029	—	(68)	(68)
			Secured Debt	(9)	12/31/2024		10.13%	SF+	5.75%		12/31/2029	32,253	31,803	31,527
													32,938	32,723
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,290

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(99)	(99)
			Secured Debt	(9)	3/11/2024		10.80%	SF+	6.50%		3/11/2029	33,841	32,913	33,841
			Secured Debt	(9)	2/27/2025		10.80%	SF+	6.50%		3/11/2029	4,330	4,226	4,330

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		3/11/2024	1,218,750	8.00%			8.00%			1,219	1,400
													38,259	39,472
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.90%	SF+	7.40%	6.00%	5/2/2027	9,825	2,935	3,930
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													2,955	3,930
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.57%	SF+	6.25%		7/27/2029	43,230	42,494	42,505
			Common Equity		7/29/2024	1,443,299							1,443	1,350
													43,937	43,855
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.80%	SF+	7.50%		4/5/2029	4,000	3,923	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	6.00%		11/3/2025	—	(130)	(130)
			Secured Debt	(9)	11/9/2020		10.55%	SF+	6.00%		11/3/2027	17,618	17,451	17,663
													17,321	17,533
Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt		12/22/2023		11.44%	SF+	7.00%		12/22/2028	6,955	6,794	6,955
			Secured Debt	(9)	12/22/2023		11.44%	SF+	7.00%		12/22/2028	41,969	41,193	41,969
													47,987	48,924
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,640

Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,292	2,277	2,156
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	396	383	372
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	16,295	16,208	15,324
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	13,034	12,964	12,257
													31,832	30,109
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		9.32%	SF+	5.00%		3/1/2028	2,374	2,345	2,374
			Secured Debt	(9)	3/1/2022		9.32%	SF+	5.00%		3/1/2028	10,523	10,411	10,523
			Secured Debt	(9)	11/3/2023		9.32%	SF+	5.00%		3/1/2028	5,237	5,160	5,237
			Common Stock	(8)	3/1/2022	1,541,400							1,541	4,920

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													19,457	23,054
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (32)	11/19/2021		12.56%	SF+	8.00%		11/19/2026	2,667	2,633	2,618
			Secured Debt	(9)	11/19/2021		12.57%	SF+	8.00%		11/19/2026	1,874	1,858	1,840
			Secured Debt	(9)	1/16/2024		11.57%	SF+	7.00%		11/19/2026	7,240	7,145	7,108
			Secured Debt	(9)	1/16/2024		13.57%	SF+	9.00%		11/19/2026	7,240	7,145	7,108
													18,781	18,674
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.65%	SF+	5.25%		12/20/2028	23,753	23,505	23,753
			Secured Debt	(9)	12/17/2021		9.64%	SF+	5.25%		12/20/2028	37,345	36,991	37,346
			Secured Debt	(9)	3/31/2025		10.15%	SF+	5.75%		12/20/2028	10,632	10,424	10,632
													70,920	71,731
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.90%	SF+	7.50%		8/9/2026	10,792	10,664	9,409

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/10/2025		11.70%	SF+	7.25%		10/10/2025	966	966	966
			Secured Debt	(9)	2/10/2025		11.70%	SF+	7.25%		10/10/2025	1,690	1,690	1,690
			Secured Debt	(9) (14) (17)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	15,273	15,273	11,318
			Secured Debt	(9) (14) (17)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	3,828	3,828	2,837
													21,757	16,811
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	5,558	5,383	5,558
			Secured Debt	(9) (26)	6/14/2024		10.27%	SF+	6.00%		6/14/2029	8,039	7,809	8,039
			Secured Debt	(9)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	6,551	6,438	6,551
			Secured Debt	(9)	6/14/2024		10.30%	SF+	6.00%		6/14/2029	46,917	46,104	46,917
													65,734	67,065
Subtotal Non-Control/Non-Affiliate Investments (69.8% of net assets at fair value)													$2,038,134	$1,981,857
Total Portfolio Investments, March 31, 2025 (178.0% of net assets at fair value)													$4,295,736	$5,054,139

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$39,900	$39,900
Fidelity Government Fund (37)													4,116	4,116

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Fidelity Treasury (31)										1,767	1,767
Total money market funds										$45,783	$45,783
___________________________
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
(3)See Note C—Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.32%.
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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments —Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2025.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR+6.50% (Floor 1.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(25)The position is unfunded and no interest income is being earned as of March 31, 2025. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of March 31, 2025 was approximately 3.96% on the Fidelity Treasury.
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2025.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Investment is accruing income at the fixed cash rate of 2.50% as of March 31, 2025.
(36)Effective yield as of March 31, 2025 was approximately 4.22% on the Dreyfus Government Cash Management.
(37)Effective yield as of March 31, 2025 was approximately 3.98% on the Fidelity Government Fund.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	7/1/2022		11.98%	SF+	7.50%		7/1/2027	15,569	15,410	15,569
			Common Stock		7/1/2022	638,710							639	610
													16,017	16,179
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt		12/22/2020		9.65%	SF+	5.00%		12/18/2027	14,683	14,522	14,781

TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.75%		12/31/2029	—	(125)	(125)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.75%		12/31/2029	—	(94)	(94)
			Secured Debt	(9)	12/31/2024		10.13%	SF+	5.75%		12/31/2029	42,333	41,709	41,709
													41,490	41,490
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,290

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (25)	3/11/2024			SF+	6.50%		3/11/2029	—	(105)	(105)
			Secured Debt	(9)	3/11/2024		10.83%	SF+	6.50%		3/11/2029	33,927	32,937	33,927
			Preferred Equity		3/11/2024	1,218,750	8.00%			8.00%			1,219	1,400
													34,051	35,222
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.90%	SF+	7.40%	6.00%	5/2/2027	9,825	3,257	3,910
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													3,277	3,910
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.36%	SF+	6.00%		7/27/2029	43,339	42,558	42,904
			Common Equity		7/29/2024	1,443,299							1,443	1,443
													44,001	44,347
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.75%	SF+	7.50%		4/5/2029	4,000	3,918	4,000

Veregy Consolidated, Inc.	(11)	Energy Service Company
			Secured Debt	(9) (25)	11/9/2020			SF+	5.25%		11/3/2025	—	(185)	(185)

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
___________________________
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of the loans (based on the par amount) contain Term SOFR floors which range between 0.50% and 5.25%, with a weighted-average floor of 1.32%.
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
(28)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
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
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024 and financial position as of March 31, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 15 and 17 LMM portfolio companies during the three months ended March 31, 2025 and 2024, respectively, representing 20% and 24% of the total LMM portfolio at fair value as of March 31, 2025 and 2024, respectively. A total of 67 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025, representing 91% of the total LMM portfolio at fair value as of March 31, 2025. Excluding its investments in LMM portfolio companies that, as of March 31, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 and 17 Private Loan portfolio companies during the three months ended March 31, 2025 and 2024, respectively, representing 26% and 27% of the total Private Loan portfolio at fair value as of March 31, 2025 and 2024, respectively. A total of 65 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025, representing 89% of the total Private Loan portfolio at fair value as of March 31, 2025. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 96% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (97% as of both March 31, 2025 and December 31, 2024) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.

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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.7% and 2.5% of Main Street’s Investment Portfolio at fair value as of March 31, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.
For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of March 31, 2025 and December 31, 2024.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of March 31, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions, uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries and changing market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of Main Street’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of Main Street’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Company had $45.8 million and $6.5 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of March 31, 2025 and December 31, 2024, cash balances totaling $59.7 million and $67.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of March 31, 2025, investments on non-accrual status comprised 1.7% of Main Street’s total Investment Portfolio at fair value and 4.5% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of Main Street’s total Investment Portfolio at fair value and 3.5% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2025 and 2024, (i) 2.9% and 3.2%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.3%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A presentation of total investment income Main Street received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$98,017	$100,106
Dividend income	36,026	22,791
Fee income	3,003	8,709
Total investment income	$137,046	$131,606
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs related to Main Street’s multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) and its unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E — Debt. Deferred financing costs incurred in connection with the Credit Facilities are capitalized as an asset. Deferred financing costs incurred in connection with all other debt arrangements are reflected as a direct deduction from the principal amount outstanding.
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
To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended March 31, 2025 and 2024, 1.7% and 1.8%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
Main Street recognizes all excess tax benefits and tax deficiencies associated with share-based compensation (including tax benefits of dividends on share-based payment awards) as tax expense or benefit in the income statement and does not delay recognition of a tax benefit until the tax benefit is realized through a reduction to taxes payable. As such, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Additionally, Main Street has elected to account for forfeitures as they occur.
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
13.Earnings Per Share
Basic and diluted per share calculations, including net increase in net assets resulting from operations per share and net investment income per share, are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to Main Street’s equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.
14.Segments
Main Street operates as a single segment with a principal investment objective to maximize total return from generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary U.S. GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
15.Recently Issued or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company has determined that ASU 2023-09 will not have a material impact on the consolidated financial statements and the notes thereto.
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
As of March 31, 2025 and December 31, 2024, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which began trading on the New York Stock Exchange on January 29, 2025. As a result, Main Street adjusted the basis in its

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

valuation approach to align with the quoted price of MSC Income shares as of March 31, 2025. Therefore, as of March 31, 2025, the equity investment in MSC Income is categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, Main Street did not hold any short-term portfolio investments.
As of March 31, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of March 31, 2025 and December 31, 2024:

Type of Investment	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,716,670	Discounted cash flow	WACC	9.6% - 22.7%	14.4%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	5.0x - 8.9x (2)	7.4x	6.5x
Debt investments	$3,272,588	Discounted cash flow	Risk adjusted discount rate (6)	8.9% - 17.8% (2)	12.3%	12.3%
			Expected principal recovery percentage	0.0% - 500.0%	99.5%	100.0%
Debt investments	$43,369	Market approach	Third-party quote	14.5 - 100.3	88.8	86.3
Total Level 3 investments	$5,032,627
___________________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.0x and the range for risk adjusted discount rate is 5.0% - 36.2%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 8.0x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
(4)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(5)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(6)Discount rate includes the effect of the standard SOFR base rate, as applicable.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Type of Investment	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,654,304	Discounted cash flow	WACC	9.4% - 22.5%	14.5%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	4.8x - 8.9x (2)	7.0x	6.5x
Debt investments	$3,174,745	Discounted cash flow	Risk adjusted discount rate (6)	8.5% - 19.1% (2)	12.6%	12.2%
			Expected principal recovery percentage	0.0% - 100.0%	99.5%	100.0%
Debt investments	$103,620	Market approach	Third-party quote	21.0 - 100.7	90.5	84.5
Total Level 3 investments	$4,932,669
___________________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 17.0x and the range for risk adjusted discount rate is 5.0% - 38.3%.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Out of Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2025
Debt	$3,278,365	$—	$(179,192)	$222,305	$30,440	$(8,711)	$(27,250)	$3,315,957
Equity	1,637,181	(16,810)	(12,868)	23,679	(1,532)	37,887	27,250	1,694,787
Equity Warrant	17,123	—	—	—	—	4,760	—	21,883
	$4,932,669	$(16,810)	$(192,060)	$245,984	$28,908	$33,936	$—	$5,032,627
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2024
Debt	$2,883,917	$—	$(158,527)	$260,765	$4,075	$(12,080)	$18,859	$2,997,009
Equity	1,395,744	—	(14,509)	30,534	7,079	41,136	(18,859)	1,441,125
Equity Warrant	6,610	—	—	—	—	(100)	—	6,510
	$4,286,271	$—	$(173,036)	$291,299	$11,154	$28,956	$—	$4,444,644
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2025 and December 31, 2024, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,610,960	$—	$—	$2,610,960
Private Loan portfolio investments	1,942,178	—	—	1,942,178
Middle Market portfolio investments	128,317	—	—	128,317
Other Portfolio investments	134,514	21,512	—	113,002
External Investment Manager	238,170	—	—	238,170
Total investments	$5,054,139	$21,512	$—	$5,032,627

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,502,872	$—	$—	$2,502,872
Private Loan portfolio investments	1,904,324	—	—	1,904,324
Middle Market portfolio investments	155,329	—	—	155,329
Other Portfolio investments	124,144	—	—	124,144
External Investment Manager	246,000	—	—	246,000
Total investments	$4,932,669	$—	$—	$4,932,669
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $10 million to $100 million. Main Street’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by Main Street or, to a lesser extent, through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, Main Street’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Main Street’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. Main Street may also co-invest with the private equity fund in the equity securities of its Private Loan portfolio companies.
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses for the three months ended March 31, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $5.3 million and $5.6 million, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2025 and 2024, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM and Private Loan portfolios as of March 31, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of March 31, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	86	90
Fair value	$2,611.0	$1,942.2
Cost	$1,996.2	$1,986.0
Debt investments as a % of portfolio (at cost)	70.7%	94.7%
Equity investments as a % of portfolio (at cost)	29.3%	5.3%
% of debt investments at cost secured by first priority lien	99.2%	99.9%
Weighted-average annual effective yield (b)	12.7%	11.4%
Average EBITDA (c)	$10.5	$32.6
___________________________
(a)As of March 31, 2025, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2025. The weighted-average annual effective yield on Main Street’s debt portfolio as of March 31, 2025, including debt investments on non-accrual status, was 12.1% for its LMM portfolio and 10.8% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including six LMM portfolio companies and seven Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

	As of December 31, 2024
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	84	91
Fair value	$2,502.9	$1,904.3
Cost	$1,937.8	$1,952.5
Debt investments as a % of portfolio (at cost)	70.8%	95.4%
Equity investments as a % of portfolio (at cost)	29.2%	4.6%
% of debt investments at cost secured by first priority lien	99.2%	99.9%
Weighted-average annual effective yield (b)	12.8%	11.8%
Average EBITDA (c)	$10.2	$30.5
___________________________
(a)As of December 31, 2024, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on Main Street’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for its LMM portfolio and 11.5% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including five LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the three months ended March 31, 2025 and 2024, Main Street achieved an annualized total return on investments of 16.0% and 16.7%, respectively. For the year ended December 31, 2024, Main Street achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of March 31, 2025, Main Street had Middle Market portfolio investments in 13 portfolio companies, collectively totaling $128.3 million in fair value and $151.4 million in cost basis, which comprised 2.5% and 3.5% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of March 31, 2025, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $134.5 million in fair value and $132.7 million in cost basis, which comprised 2.7% and 3.1% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2025, this investment had a fair value of $238.2 million and a cost basis of $29.5 million, which comprised 4.7% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	March 31, 2025	December 31, 2024
First lien debt	82.2%	82.9%
Equity	17.2	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
First lien debt	70.4%	71.4%
Equity	28.9	27.8
Second lien debt	0.1	0.2
Equity warrants	0.4	0.4
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2025	December 31, 2024
West	24.5%	25.1%
Midwest	22.9	22.7
Northeast	20.4	21.2
Southwest	19.2	16.7
Southeast	10.3	11.6
Canada	1.3	1.3
Other Non-United States	1.4	1.4
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
Midwest	24.8%	24.2%
West	23.6	24.1
Southwest	22.4	20.1
Northeast	17.9	19.4
Southeast	9.0	9.7
Canada	1.1	1.2
Other Non-United States	1.2	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2025	December 31, 2024
Machinery	9.1%	9.2%
Internet Software & Services	6.7	7.1
Commercial Services & Supplies	5.5	5.5
Professional Services	5.4	5.4
Electrical Equipment	5.2	3.9
Health Care Providers & Services	4.6	4.3
Auto Components	4.2	4.0
Diversified Consumer Services	4.2	4.3
Distributors	4.1	4.0
Containers & Packaging	4.0	3.8
IT Services	4.0	4.1
Construction & Engineering	3.4	3.8
Energy Equipment & Services	2.9	2.8
Tobacco	2.8	2.8
Textiles, Apparel & Luxury Goods	2.7	2.8
Leisure Equipment & Products	2.4	2.4
Software	2.4	2.2
Computers & Peripherals	2.2	2.8
Specialty Retail	2.0	2.0
Communications Equipment	1.7	2.1
Media	1.7	1.7
Aerospace & Defense	1.6	1.6
Food Products	1.5	1.6
Diversified Financial Services	1.4	1.4
Food & Staples Retailing	1.4	1.6
Oil, Gas & Consumable Fuels	1.4	—
Chemicals	1.3	1.3
Hotels, Restaurants & Leisure	1.3	1.3
Internet & Catalog Retail	1.1	1.1
Health Care Equipment & Supplies	0.9	1.1
Building Products	0.4	1.5
Other (1)	6.5	6.5
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2025	December 31, 2024
Machinery	10.8%	11.0%
Diversified Consumer Services	5.9	6.0
Internet Software & Services	5.3	5.9
Health Care Providers & Services	5.2	4.5
Professional Services	5.2	5.2
Commercial Services & Supplies	4.8	4.8
Electrical Equipment	4.8	3.7
Distributors	4.4	4.2
Construction & Engineering	4.1	4.3
Computers & Peripherals	4.0	4.6
Containers & Packaging	3.9	3.8
Auto Components	3.7	3.6
IT Services	3.5	3.7
Energy Equipment & Services	2.9	2.9
Tobacco	2.8	2.9
Specialty Retail	2.5	2.5
Software	2.4	2.3
Textiles, Apparel & Luxury Goods	1.9	1.9
Leisure Equipment & Products	1.7	1.7
Media	1.7	1.9
Aerospace & Defense	1.5	1.6
Communications Equipment	1.5	1.4
Food Products	1.4	1.5
Diversified Financial Services	1.3	1.3
Chemicals	1.2	1.2
Food & Staples Retailing	1.2	1.2
Oil, Gas & Consumable Fuels	1.2	—
Internet & Catalog Retail	0.9	1.0
Building Products	0.4	1.4
Other (1)	7.9	8.0
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of March 31, 2025 and December 31, 2024, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of March 31, 2025 and December 31, 2024, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
As described more fully in Note L — Related Party Transactions, the External Investment Manager also serves as the investment adviser and administrator to MS Private Loan Fund I, LP ( “Private Loan Fund I”) and MS Private Loan Fund II, LP (“Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments. The External Investment Manager entered into investment management agreements in December 2020 with Private Loan Fund I and in September 2023 with Private Loan Fund II, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.

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
Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach (see further discussion in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio). Any change in fair value of the investment in the External Investment Manager is recognized on Main Street’s Consolidated Statements of Operations in “Net Unrealized Appreciation — Control investments.”
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2025 and 2024, the total contribution to Main Street’s net investment income was $7.8 million and $8.6 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 is as follows:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Accounts receivable - advisory clients	$9,174	$10,183
Intangible Asset	29,500	29,500
Total assets	$38,674	$39,683

Accounts payable to MSCC and its subsidiaries	$6,681	$7,785
Dividend payable to MSCC and its subsidiaries	2,493	2,398
Equity	29,500	29,500
Total liabilities and equity	$38,674	$39,683

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Management fee income	$5,752	$5,717
Incentive fees	2,690	3,867
Administrative services fees	174	154
Total revenues	8,616	9,738
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,551)	(4,834)
Other G&A expenses	(785)	(725)
Total allocated expenses	(5,336)	(5,559)
Other direct G&A expenses	(38)	(9)
Total expenses	(5,374)	(5,568)
Pre-tax income	3,242	4,170
Tax expense	(748)	(1,170)
Net income	$2,494	$3,000

NOTE E — DEBT
Summary of Main Street’s debt as of March 31, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
Corporate Facility	$338,000	$—	$338,000	$338,000
SPV Facility	176,000	—	176,000	176,000
July 2026 Notes	500,000	(680)	499,320	485,000
June 2027 Notes	400,000	(646)	399,354	408,428
March 2029 Notes	350,000	(2,818)	347,182	360,339
SBIC Debentures	350,000	(6,289)	343,711	291,517
December 2025 Notes	150,000	(388)	149,612	153,249
Total Debt	$2,264,000	$(10,821)	$2,253,179	$2,212,533
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
	(in thousands)
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
Summarized interest expense for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Corporate Facility	$4,455	$4,279
SPV Facility	3,816	1,678
July 2026 Notes	3,882	3,882
June 2027 Notes	6,572	—
March 2029 Notes	6,261	5,486
SBIC Debentures	3,151	2,706
December 2025 Notes	3,031	3,031
May 2024 Notes	—	5,714
Total Interest Expense	$31,168	$26,776
A summary of Main Street’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Weighted-average borrowings outstanding	$2,150.4	$1,996.6
Weighted-average effective interest rate	5.8%	5.4%

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
As of March 31, 2025, the Corporate Facility included (i) total commitments of $1.11 billion, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.665 billion and (iii) a revolving period and final maturity date through June 2028 and to June 2029, respectively, on $1.035 billion of revolving commitments, and through August 2026 and to August 2027, respectively, on $0.075 billion of revolving commitments.
As of March 31, 2025, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus (i) 1.875% (or the applicable Prime rate plus 0.875%) as long as Main Street meets certain agreed upon excess collateral and maximum leverage requirements or (ii) 2.0% (or the applicable Prime Rate plus 1.0%) otherwise. Main Street pays unused commitment fees of 0.25%on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2025, the interest rate for borrowings on the Corporate Facility was 6.3%. The average interest rate for borrowings under the Corporate Facility was 6.3% and 7.3% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, Main Street was in compliance with all financial covenants of the Corporate Facility.
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
As of March 31, 2025, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period and a final maturity date through September 2027 and to September 2029, respectively. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 2.35% during the revolving period and 2.475% and 2.60% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.50% on the unused lender commitments up to 35% of the total lender commitments and 0.75% on the unused lender commitments greater than 35% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2025, the interest rate for borrowings on the SPV Facility was 6.7%. The average interest rate for borrowings under the SPV Facility was 6.7% and 7.9% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of March 31, 2025 and December 31, 2024 are as follows:
Balance Sheets
(in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control Investments (cost: $361,480 and $351,053 as of March 31, 2025 and December 31, 2024, respectively)	$361,382	$350,892
Cash and cash equivalents	8,044	11,212
Interest and dividend receivable and other assets	3,345	4,124
Deferred financing costs (net of accumulated amortization of $2,202 and $1,859 as of March 31, 2025 and December 31, 2024, respectively)	6,169	6,512
Total assets	378,940	372,740
LIABILITIES
SPV Facility	$176,000	$176,000
Accounts payable and other liabilities to affiliates	—	65
Interest payable	1,200	1,229
Total liabilities	177,200	177,294
NET ASSETS
Contributed capital	137,853	138,088
Total undistributed earnings	63,887	57,358
Total net assets	201,740	195,446
Total liabilities and net assets	$378,940	$372,740

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three months ended March 31, 2025 and 2024 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$10,598	$11,067
Total investment income	10,598	11,067
EXPENSES:
Interest	(3,816)	(1,678)
Management Fee to MSCC	(290)	(405)
General and administrative	(69)	(18)
Total expenses	(4,175)	(2,101)
NET INVESTMENT INCOME	6,423	8,966
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	63	(477)
Total net unrealized appreciation (depreciation)	63	(477)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,486	$8,489
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
As of March 31, 2025, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of March 31, 2025, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.

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
As of March 31, 2025, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. In March 2024, Main Street repaid $63.8 million of SBIC debentures that had reached maturity, which reduced the total outstanding SBIC debentures to $286.2 million. Subsequently, in September 2024, Main Street borrowed an additional $63.8 million of SBIC debentures, which increased the total outstanding SBIC debentures to $350.0 million. Main Street’s SBIC debentures payable, under existing SBA-approved commitments, were $350.0 million as of both March 31, 2025 and December 31, 2024. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both March 31, 2025 and December 31, 2024. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of March 31, 2025 was 5.4 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
As of March 31, 2025, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $170.5 million net of unamortized debt issuance costs of $4.5 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $173.2 million net of unamortized debt issuance costs of $1.8 million.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2025, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest.
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$31.65	$29.20
Net investment income (1)	1.01	1.05
Net realized loss (1)(2)	(0.33)	(0.15)
Net unrealized appreciation (1)(2)	0.71	0.49
Income tax provision (1)(2)	(0.08)	(0.13)
Net increase in net assets resulting from operations (1)	1.31	1.26
Dividends paid from net investment income (3)	(1.05)	(1.02)
Dividends paid (3)	(1.05)	(1.02)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.03	0.02
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.05	0.03
Other (4)	0.04	0.05
NAV as of the end of the period	$32.03	$29.54
Market value as of the end of the period	$56.56	$47.31
Shares outstanding as of the end of the period	88,659,597	85,163,633
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and income tax provision or benefit can fluctuate significantly from period to period.
(3)MSCC’s taxable income for each period is an estimate and will not be finally determined until MSCC files its tax return for each year. As a result, the character of MSCC’s dividends and distributions for each period is also an estimate. Therefore, the final character of MSCC’s dividends and distributions may be different than this estimate.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$2,840,133	$2,515,970
Average NAV	$2,818,986	$2,496,685
Average outstanding debt	$2,181,500	$1,943,050

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	1.94%	2.11%
Ratio of operating expenses to average NAV (2)(3)	1.68%	1.67%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	0.57%	0.60%
Ratio of net investment income to average NAV (2)	3.19%	3.60%
Portfolio turnover ratio (2)	3.29%	3.96%
Total investment return (2)(4)	(1.69)%	11.93%
Total return based on change in NAV (2)(5)	4.15%	4.33%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $5.3 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively.
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
Summarized dividend information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.75	$0.72
Supplemental dividends per share	0.30	0.30
Total dividends per share	$1.05	$1.02

Total regular monthly dividends paid	$66,508	$61,268
Total supplemental dividends paid	26,639	25,568
Total dividends paid	$93,147	$86,836
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(estimated, in thousands)
Net increase in net assets resulting from operations	$116,082	$107,147
Book-tax difference from share-based compensation expense	4,842	4,064
Net unrealized appreciation	(63,190)	(40,647)
Income tax provision	7,373	10,940
Pre-tax book income not consolidated for tax purposes	(14,078)	(11,566)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	47,082	19,264
Estimated taxable income (1)	98,111	89,202
Taxable income earned in prior year and carried forward for distribution in current year	120,488	56,142
Taxable income earned prior to period end and carried forward for distribution next period	(147,552)	(78,878)
Dividend payable as of period end and paid in the following period	22,165	20,606
Total distributions accrued or paid to common stockholders	$93,212	$87,072
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s provision for income taxes was comprised of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Current tax expense:
Federal	$485	$329
State	660	880
Excise	1,341	922
Total current tax expense	2,486	2,131
Deferred tax expense (benefit):
Federal	5,166	7,652
State	(279)	1,157
Total deferred tax expense	4,887	8,809

Total income tax provision	$7,373	$10,940
The net deferred tax liability as of March 31, 2025 and December 31, 2024 was $91.0 million and $86.1 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of March 31, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the three months ended March 31, 2025, Main Street sold 87,087 shares of its common stock at a weighted-average price of $59.87 per share and raised $5.2 million of gross proceeds under the ATM Program. Net proceeds were $5.1 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2025, there were no share sales transactions that had not settled. In March 2025, Main Street entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of March 31, 2025, 19,984,275 shares remained available for sale under the ATM Program.
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
Summarized DRIP information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
DRIP participation	$9,087	$8,441
Shares issued for DRIP	156,749	186,985

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2025.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,054,323)
Restricted stock available for issuance as of March 31, 2025	3,945,677
As of March 31, 2025, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(11,065)
Restricted stock available for issuance as of March 31, 2025	288,935
For the three months ended March 31, 2025 and 2024, Main Street recognized total share-based compensation expense of $4.8 million and $4.1 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Summarized RSA activity for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		($ per share)
Non-vested, December 31, 2024	1,039,417		$43.62
Granted (1)	6,127		59.58
Vested (1)(2)	—		—
Forfeited	(411)		47.88
Non-vested, March 31, 2025	1,045,133		$43.71
Aggregate intrinsic value as of March 31, 2025 (in thousands)	$59,113	(3)
,___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)No RSAs vested during the three months ended March 31, 2025.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of March 31, 2025 and $56.56 per share, the closing price of our common stock on March 31, 2025.
As of March 31, 2025, there was $26.1 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.4 years as of March 31, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE K — COMMITMENTS AND CONTINGENCIES
As of March 31, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$1,000
Brightwood Capital Fund III, LP	65
1,065

EnCap Equity - Fund XII, LP	7,030

Harris Preston Fund Investments
HPEP 4, L.P.	6,618
HPEP 3, L.P.	1,308
7,926

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	5,438

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	5,229
UnionRock Energy Fund II, LP	2,136
7,365

Total Equity Commitments (1)(2)	$29,574

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

ZRG Partners, LLC	$20,448
Creative Foam Corporation	15,375
TEC Services, LLC	14,873
HEADLANDS OP-CO LLC	12,150
MS Private Loan Fund II, LP	10,000
GradeEight Corp.	8,879
Ansira Partners II, LLC	8,341
Sales Performance International, LLC	7,806
BP Loenbro Holdings Inc.	7,492
JDC Power Services, LLC	7,263
South Coast Terminals Holdings, LLC	7,160
CQ Fluency, LLC	6,750
Insight Borrower Corporation	6,688

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

California Splendor Holdings LLC	6,000
Veregy Consolidated, Inc.	5,875
SI East, LLC	5,250
Cody Pools, Inc.	4,214
Bettercloud, Inc.	4,189
AVEX Aviation Holdings, LLC	3,684
Microbe Formulas, LLC	3,601
CenterPeak Holdings, LLC	3,600
Titan Meter Midco Corp.	3,598
VVS Holdco LLC	3,200
Power System Solutions	3,085
Gamber-Johnson Holdings, LLC	2,952
MetalForming AcquireCo, LLC	2,795
PTL US Bidco, Inc	2,703
ArborWorks, LLC	2,612
Nebraska Vet AcquireCo, LLC	2,500
IG Parent Corporation	2,500
IG Investor, LLC	2,400
Centre Technologies Holdings, LLC	2,400
Burning Glass Intermediate Holding Company, Inc.	2,397
Coregistics Buyer LLC	1,908
Batjer TopCo, LLC	1,890
The Affiliati Network, LLC	1,880
SPAU Holdings, LLC	1,788
NinjaTrader, LLC	1,750
Trantech Radiator Topco, LLC	1,600
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Chamberlin Holding LLC	1,600
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Clad-Rex Steel, LLC	1,200
Bluestem Brands, Inc.	1,137
KMS, LLC	1,086
B-O-F Corporation	1,078
Career Team Holdings, LLC	900
ATS Operating, LLC	900
GS HVAM Intermediate, LLC	886
Bond Brand Loyalty ULC	856
Mystic Logistics Holdings, LLC	800
Orttech Holdings, LLC	800
Vitesse Systems	773
Barfly Ventures, LLC	760
Winter Services LLC	667
Jensen Jewelers of Idaho, LLC	500

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

RA Outdoors LLC	464
Island Pump and Tank, LLC	456
BDB Restaurant Holdings, LLC	420
GULF PACIFIC ACQUISITION, LLC	303
Roof Opco, LLC	233
GRT Rubber Technologies LLC	204
Mini Melts of America, LLC	92
Obra Capital, Inc.	74
Invincible Boat Company, LLC.	42
Hornblower Sub, LLC	4

Total Loan Commitments	$235,690

Total Commitments	$265,264
___________________________
(1)This table excludes commitments related to six additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
(2)This table excludes commitments related to five additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to these investments to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Company has excluded those commitments from this table.
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2025.
Main Street may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on Main Street in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, Main Street does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on Main Street’s financial condition or results of operations in any future reporting period.
NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of March 31, 2025, Main Street had a receivable of $9.2 million due from the External Investment Manager, which included (i) $6.7 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.5 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).

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
The following table summarizes Main Street’s purchases of MSC Income’s common stock.

Trade Date (1)	Shares Purchased (2)	Price per Share (2)	Total Cost (in thousands)
May 2, 2022	47,349	$15.84	$750
May 1, 2023	127,877	15.64	2,000
August 1, 2023	174,271	15.78	2,750
September 25, 2023 (3)	57,692	13.00	750
October 31, 2023	237,944	15.76	3,750
January 31, 2024	157,035	15.92	2,500
May 1, 2024	157,629	15.86	2,500
August 1, 2024	125,314	15.96	2,000
January 30, 2025 (4)	289,761	15.53	4,500
Total Shares Owned by Main Street	1,374,872
___________________________
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
(4)In January 2025, MSC Income completed a follow-on public offering of its common stock (the “MSIF Public Offering”). Main Street purchased 289,761 shares of MSC Income common stock in the MSIF Public Offering at the public offering price of $15.53.
Additionally, following the closing of the MSC Income’s follow-on public offering, Main Street entered into a share purchase plan to purchase up to $20.0 million in the aggregate of shares of MSC Income common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of MSC Income common stock is trading below the most recently reported NAV per share of MSC Income’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). The purchases of shares of MSC Income common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. MSC Income also entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market with terms and conditions substantially similar to Main Street’s share purchase plan for shares of MSC Income common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between Main Street and MSC Income based on the respective plan sizes. In connection with Main Street’s potential acquisition in excess of 3% of MSC Income’s outstanding shares of common stock as a result of any purchases pursuant to Main Street’s share purchase plan for shares of MSC Income common stock or otherwise, Main Street entered into a Fund of Funds Investment Agreement with MSC Income. The Fund of Funds Investment Agreement provides for the acquisition by Main Street of MSC Income’s shares of common stock, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act. For the three months ended March 31, 2025, Main Street did not make any purchases of MSC Income’s shares of common stock under this share purchase plan.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. As of March 31, 2025, Main Street had not sold any shares of MSC Income’s common stock previously purchased and owned 1,374,872 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of March 31, 2025, Main Street has funded $14.2 million of its limited partner commitment and Main Street’s unfunded commitment was $0.8 million. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (the “PL Fund 2022 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund 2022 Note bear interest at a fixed rate of 5.00% and mature on the date upon which Private Loan Fund I’s investment period concludes, which is scheduled to occur in March 2026. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2025, there were $10.0 million borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of March 31, 2025, Main Street has funded $8.2 million of its limited partner commitment and Main Street’s unfunded commitment was $5.4 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In September 2023, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated September 5, 2023 (as amended, the “PL Fund II 2023 Note”), which provided for borrowings up to $50.0 million. Borrowings under the PL Fund II 2023 Note bore interest at a rate of SOFR plus 3.5%, subject to a 2.0% SOFR floor, and was scheduled to mature on September 5, 2025. Available borrowings under the PL Fund II 2023 Note were subject to a 0.25% non-use fee. The borrowings were collateralized by all assets of Private Loan Fund II. The PL Fund II 2023 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. In November 2024, Private Loan Fund II fully repaid all borrowings outstanding under the PL Fund II 2023 Note and the PL Fund II 2023 Note was extinguished.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated November 22, 2024 (the “PL Fund II 2024 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of March 31, 2025, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of March 31, 2025, $27.9 million of compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of March 31, 2025, $10.4 million was deferred into phantom Main Street stock units, representing 183,129 shares of Main Street’s common stock. In addition, as of March 31, 2025, the Company had $17.5 million of funded investments from deferred compensation in trust, including $2.1 million in Private Loan Fund I and $4.2 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In May 2025, Main Street declared a supplemental dividend of $0.30 per share payable in June 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.25 per share for each month of April, May and June 2025, or total regular monthly dividends of $0.75 per share for the second quarter of 2025, resulting in total dividends declared for the second quarter of 2025 of $1.05 per share.
In May 2025, Main Street also declared regular monthly dividends of $0.255 per share for each month of July, August and September of 2025. These regular monthly dividends equal a total of $0.765 per share for the third quarter of 2025, representing a 4.1% increase from the regular monthly dividends paid in the third quarter of 2024. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2025, Main Street will have paid $45.79 per share in cumulative dividends since its October 2007 initial public offering.
In April 2025, Main Street entered into an amendment to the Corporate Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus a credit spread adjustment of 0.10% plus (a) 1.775% prior to satisfying certain step-down conditions or (b) 1.65% after satisfying certain step-down conditions, (ii) increase the revolving commitments to $1.145 billion, (iii) increase the accordion feature providing Main Street with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.718 billion and (iv) extend the revolving period and final maturity date through April 2029 and to April 2030, respectively.
In April 2025, Main Street entered into an amendment to the SPV Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus an applicable margin of (a) 1.95% during the revolving period (from 2.35%), (b) 2.075% for the first year following the end of the revolving period (from 2.475%) and (c) 2.20% for the second year following the end of the revolving period (from 2.60%), (ii) extend the revolving period from through September 2027 to through September 2028, (iii) extend the final maturity date from September 2029 to September 2030 and (iv) decrease the unused fee to 0.40% (from 0.50%) on the unused amount up to 50% (from 35%) of the commitment amount.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Majority-owned investments
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	$—	$—	$—	$—	$—	$—	$—
	17.50%				Secured Debt	(8)	—	—	180	4,048	3	50	4,001
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(160)	—	5,300	—	160	5,140
					Warrants	(8)	—	—	—	—	—	—	—
BDB Holdings, LLC					Preferred Equity	(7)	—	—	—	18,920	—	—	18,920
	12.00%				Secured Debt (12)	(7)	—	—	4	—	420	—	420
Brewer Crane Holdings, LLC	14.48%	SF+	10.00%		Secured Debt	(9)	—	—	181	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(570)	30	4,680	—	570	4,110
Café Brazil, LLC					Member Units	(8)	—	(100)	—	1,200	—	100	1,100
California Splendor Holdings LLC	14.00%			4.00%	Secured Debt	(9)	—	388	984	28,465	582	1,092	27,955
				4.00%	Secured Debt (12)	(9)	—	—	40	1,506	14	1,539	(19)
					Preferred Member Units	(9)	—	—	63	22,215	—	—	22,215
	15.00%			15.00%	Preferred Member Units	(9)	—	—	409	10,909	409	—	11,318
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(5)	—	2	159	6,760	—	240	6,520
	10.00%				Secured Debt	(5)	—	—	24	973	—	11	962
					Member Units	(5)	—	50	443	10,990	50	—	11,040
					Member Units	(5)	—	320	—	950	320	—	1,270
Cody Pools, Inc.					Secured Debt (12)	(8)	—	(2)	7	—	2	2	—
	12.50%				Secured Debt	(8)	—	(3)	1,201	39,227	3	1,515	37,715
					Preferred Member Units	(8)	—	1,690	1,284	67,810	1,690	—	69,500
CompareNetworks Topco, LLC	13.48%	SF+	9.00%		Secured Debt	(9)	—	—	107	2,903	7	210	2,700
					Preferred Member Units	(9)	—	(650)	—	11,260	—	650	10,610
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	3	—	—	—	—
	13.00%				Secured Debt	(6)	—	(509)	901	27,116	15	509	26,622
					Preferred Member Units	(6)	—	(5,980)	63	15,000	—	5,980	9,020
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	17	493	586	135	944
	10.00%				Secured Debt	(8)	—	—	235	7,947	35	68	7,914
					Preferred Member Units	(8)	—	—	—	240	—	—	240
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(7)	11	—	7	7	—
	14.00%				Secured Debt	(9)	—	(10)	837	23,902	10	420	23,492
					Preferred Stock	(9)	—	540	—	17,930	540	—	18,470
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(12)	2,114	73,126	12	12	73,126
					Member Units	(5)	—	—	1,903	114,750	—	—	114,750
Garreco, LLC					Member Units	(8)	—	(230)	19	2,060	—	230	1,830
GRT Rubber Technologies LLC	10.48%	SF+	6.00%		Secured Debt (12)	(8)	—	(1)	83	3,146	1	1	3,146
	12.48%	SF+	8.00%		Secured Debt	(8)	—	(12)	1,273	40,493	12	12	40,493
					Member Units	(8)	—	—	1,506	45,890	—	—	45,890
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	298	—	1,518	220	—	1,738
					Preferred Equity	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	26	57	1,572	28	—	1,600
	13.00%				Secured Debt	(6)	—	227	1,160	35,257	247	440	35,064
					Common Equity	(6)	—	1,550	—	16,230	1,550	—	17,780
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	14.25%	P+	6.75%		Secured Debt	(9)	—	—	53	1,498	—	160	1,338
					Member Units	(9)	—	(280)	260	11,820	—	280	11,540
MSC Adviser I, LLC					Member Units	(8)	—	(7,830)	2,493	246,000	—	7,830	238,170
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	(2)	145	5,746	2	2	5,746
					Common Stock	(6)	—	—	942	26,370	—	—	26,370
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	70	2,178	5	—	2,183
					Member Units	(5)	—	(1,178)	—	2,696	—	1,178	1,518
					Member Units	(5)	—	(32)	—	94	—	32	62
					Preferred Equity	(5)	—	756	—	—	1,238	—	1,238
OMi Topco, LLC					Secured Debt	(8)	—	(30)	207	9,000	—	9,000	—
					Preferred Member Units	(8)	—	3,100	7,487	72,720	3,100	—	75,820
	12.00%				Secured Debt	(8)	—	49	101	—	14,000	—	14,000
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	164	4,861	4	—	4,865
					Preferred Member Units	(8)	—	350	327	12,600	350	—	12,950
					Common Stock	(8)	—	20	—	600	20	—	620
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	—	(39)	—	6	(45)
	12.50%			10.00%	Secured Debt	(9)	—	—	—	14,562	—	210	14,352
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	(1)	—	—	(1)
	13.50%				Secured Debt	(7)	—	—	274	7,855	7	—	7,862
					Common Stock	(7)	—	—	29	8,570	—	—	8,570
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	6	(33)	2	—	(31)
	13.00%				Secured Debt	(8)	—	—	1,592	47,792	24	—	47,816
					Preferred Equity	(8)	—	—	116	22,686	—	—	22,686
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	52	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	22	(1,528)	—	7,003	21	1,854	5,170
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	54	1,750	—	—	1,750
					Preferred Member Units	(8)	—	(160)	—	320	—	160	160
					Warrants	(8)	—	—	—	—	—	—	—
Other controlled investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	—	(166)	—	8,818	80	166	8,732
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	383	—	—	383

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	441	—	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	83	—	4,187	83	—	4,270
American Nuts, LLC					Preferred Equity	(9)	—	—	—	—	8,970	—	8,970
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	11	—	7,410	—	7,410
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	11	—	7,410	—	7,410
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	13	400	—	—	400
	13.00%				Secured Debt	(8)	—	—	53	1,598	—	73	1,525
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
ATS Workholding, LLC	5.00%				Secured Debt	(9)	—	(155)	—	113	42	155	—
	5.00%				Secured Debt	(9)	—	(143)	—	143	—	143	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	12	711	—	—	711
					Member Units	(5)	—	(100)	1,103	5,860	—	100	5,760
Batjer TopCo, LLC	11.00%				Secured Debt (12)	(8)	—	—	10	446	—	270	176
	11.00%				Secured Debt (12)	(8)	—	—	7	270	—	—	270
	11.00%				Secured Debt	(8)	—	—	279	10,529	5	—	10,534
					Preferred Stock	(8)	—	—	188	5,160	—	—	5,160
Bolder Panther Group, LLC	11.70%	SF+	7.33%		Secured Debt	(9)	—	(35)	2,987	101,643	34	631	101,046
	8.00%				Class B Preferred Member Units	(9)	—	480	795	30,520	480	—	31,000
					Secured Debt	(9)	—	—	40	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	—	824	49,540	—	—	49,540
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	14.48%	SF+	10.00%		Secured Debt	(8)	—	(5)	876	25,534	5	1,075	24,464
					Preferred Member Units	(8)	—	1,870	30	12,410	1,870	—	14,280
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(22)	24	—	22	22	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	3	503	15,620	1,600	—	17,220
					Member Units	(8)	—	1,130	2,791	33,110	1,130	—	34,240
					Member Units	(8)	—	80	23	3,550	80	—	3,630
Charps, LLC	10.00%				Unsecured Debt	(5)	—	(23)	219	5,694	23	23	5,694
					Preferred Member Units	(5)	—	—	329	15,580	—	—	15,580
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	(8)	428	14,310	8	323	13,995
					Preferred Member Units	(6)	—	760	414	13,570	760	—	14,330
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	1	(21)	2	—	(19)
	13.50%				Secured Debt	(5)	—	—	589	17,067	9	—	17,076
					Preferred Equity	(5)	—	4	60	7,450	4	—	7,454
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	500	15	—	515

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Digital Products Holdings LLC	14.38%	SF+	10.00%		Secured Debt	(5)	—	—	453	12,422	12	330	12,104
					Preferred Member Units	(5)	—	—	50	9,835	—	—	9,835
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	(5)	—	—	(5)
	12.00%				Secured Debt	(5)	—	—	551	17,969	9	70	17,908
	9.00%				Secured Debt	(5)	—	—	141	6,207	1	13	6,195
					Common Stock	(5)	—	(690)	—	5,730	—	690	5,040
					Common Stock	(5)	—	50	—	3,050	50	—	3,100
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	50	—	7,010	50	—	7,060
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	711	23,216	12	—	23,228
					Preferred Equity	(9)	—	490	285	13,180	490	—	13,670
KBK Industries, LLC	9.00%				Secured Debt	(5)	—	(4)	85	3,700	4	304	3,400
					Member Units	(5)	—	—	707	25,180	—	—	25,180
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	423	14,987	2	800	14,189
	9.00%				Secured Debt	(5)	—	—	89	3,926	—	12	3,914
					Preferred Equity	(5)	—	650	—	12,240	650	—	12,890
					Member Units	(5)	—	—	30	2,710	—	—	2,710
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	—	6	(11)	4	—	(7)
	9.75%				Secured Debt	(7)	—	—	498	20,844	20	1,931	18,933
	8.00%			8.00%	Preferred Equity	(7)	—	(481)	604	6,397	—	481	5,916
					Common Stock	(7)	—	520	698	6,850	520	—	7,370
Moffitt Holdings, LLC	13.00%					(8)	—	—	520	—	34,656	—	34,656
						(8)	—	—	—	—	14,300	—	14,300
MS Private Loan Fund I, LP	5.00%				Secured Debt	(8)	—	—	55	1,600	10,100	1,700	10,000
					LP Interests (12)	(8)	—	(177)	479	14,034	—	177	13,857
MS Private Loan Fund II, LP		SF+	3.50%		Secured Debt (12)	(8)	—	—	12	(59)	605	650	(104)
					LP Interests (12)	(8)	—	—	219	7,843	708	—	8,551
MSC Income Fund, Inc.					Common Equity	(8)	—	202	495	16,810	4,702	—	21,512
MVI MSO, LLC (Milford Vascular)	13.00%					(6)	—	—	199	—	9,753	—	9,753
						(6)	—	—	—	—	2,700	—	2,700
NAPCO Precast, LLC					Member Units	(8)	—	(160)	137	9,050	—	160	8,890
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	16	(16)	16	—	—
	13.50%				Secured Debt	(5)	—	—	932	26,959	13	—	26,972
					Common Equity	(5)	—	940	171	15,560	940	—	16,500
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(9)	151	9,811	9	9,820	—
					Preferred Member Units	(8)	—	1,510	413	11,910	1,510	—	13,420
NuStep, LLC	10.98%	SF+	6.50%		Secured Debt	(5)	—	—	99	3,600	—	—	3,600
	12.00%				Secured Debt	(5)	—	—	554	18,439	1	—	18,440
					Preferred Member Units	(5)	—	650	—	11,550	650	—	12,200
					Preferred Member Units	(5)	—	—	—	6,000	—	—	6,000
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.48%	SF+	11.00%		Secured Debt	(5)	—	(12)	846	21,960	12	412	21,560
					Preferred Stock	(5)	—	—	60	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	3	—	1	1	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
	13.00%				Secured Debt	(8)	—	(14)	945	28,640	14	14	28,640
					Preferred Equity	(8)	—	1,740	782	18,360	1,740	—	20,100
PPL RVs, Inc.		SF+	7.00%		Secured Debt	(8)	—	—	—	—	—	—	—
	11.48%	SF+	7.00%		Secured Debt	(8)	—	(15)	489	16,456	15	915	15,556
					Common Stock	(8)	—	1,050	177	17,110	1,050	—	18,160
					Common Stock	(8)	—	—	—	514	—	—	514
River Aggregates, LLC					Member Units	(8)	—	—	—	9,530	—	—	9,530
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(92)	—	1,646	—	91	1,555
	12.00%			12.00%	Secured Debt	(9)	—	(396)	—	3,603	—	396	3,207
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	769	—	4,252	769	—	5,021
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	754	25,661	13	—	25,674
					Preferred Equity	(5)	—	—	99	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period
Total Control investments							$22	$401	$56,242	$2,087,890	$141,679	$56,613	$2,172,956
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$1,226	$—	$—	$1,226
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt	(7)	(139)	3	—	609	—	609	—
	18.00%			18.00%	Secured Debt	(7)	(3,303)	80	—	17,365	—	17,365	—
					Preferred Equity	(7)	—	—	—	—	8,520	—	8,520
	10.00%			10.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
	10.00%			10.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	—	8	266	—	—	266
					Member Units	(6)	—	810	140	310	810	—	1,120
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(368)	—	—	368	368	—
Career Team Holdings, LLC	10.38%	SF+	6.00%		Secured Debt (12)	(6)	—	—	42	887	902	—	1,789
	12.50%				Secured Debt	(6)	—	—	617	19,364	11	203	19,172
					Common Stock	(6)	—	—	—	4,740	—	—	4,740
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	(210)	—	2,850	—	210	2,640

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	—	—	2,276	—	—	2,276
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	910	27,315	14	—	27,329
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	508	16,722	4	—	16,726
					Preferred Equity	(7)	—	—	—	5,944	—	—	5,944
	12.00%				Secured Debt	(7)	—	—	17	555	—	—	555
	15.00%			15.00%	Preferred Equity	(7)	—	—	120	3,240	120	—	3,360
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	—	—	7,708	—	—	7,708
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	—	—	2,447	—	—	2,447
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	—	9	369	—	—	369
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	3,438	1,305	29,109	3,691	410	32,390
					Warrants	(5)	—	3,790	390	10,840	3,790	—	14,630
Flame King Holdings, LLC					Preferred Equity	(9)	—	3,450	2,296	35,920	3,450	—	39,370
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	—	—	2,190	—	—	2,190
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	1,263	—	965	298
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(4)	168	8,185	4	4	8,185
					Preferred Member Units	(5)	—	(930)	437	10,540	—	930	9,610
Gulf Manufacturing, LLC		SF+	7.63%		Secured Debt	(8)	—	(2)	9	—	2	2	—
	12.00%	SF+	7.63%		Secured Debt	(8)	—	(23)	1,177	39,000	23	523	38,500
					Member Units	(8)	—	—	178	14,730	—	—	14,730
					Common Stock	(8)	—	132	—	888	132	—	1,020
Hawk Ridge Systems, LLC	10.48%	SF+	6.00%		Secured Debt	(9)	—	—	83	2,645	1,497	1,640	2,502
	12.50%				Secured Debt	(9)	—	(14)	1,428	45,256	14	14	45,256
					Preferred Member Units	(9)	—	860	—	20,260	860	—	21,120
					Preferred Member Units	(9)	—	40	—	1,070	40	—	1,110
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	—	75	2,940	—	—	2,940
					Member Units	(8)	—	310	49	3,930	310	—	4,240
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	194	—	4,472	194	204	4,462
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	113	—	5,861	113	—	5,974
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(540)	—	20,390	—	540	19,850
Infinity X1 Holdings, LLC	12.00%				Secured Debt	(9)	—	(9)	453	15,050	9	234	14,825

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Preferred Equity	(9)	—	(1,150)	838	9,080	—	1,150	7,930
Integral Energy Services	12.07%	SF+	7.50%		Secured Debt	(8)	—	—	403	12,728	13	—	12,741
	10.00%			10.00%	Preferred Equity	(8)	—	—	6	452	6	—	458
					Common Stock	(8)	—	—	—	550	—	—	550
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	148	4,493	2	—	4,495
	13.00%				Secured Debt	(5)	—	—	97	2,927	1	—	2,928
	13.00%				Secured Debt	(5)	—	—	291	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	579	17,542	7	—	17,549
	13.00%				Secured Debt	(5)	—	—	337	9,638	22	288	9,372
					Common Stock	(5)	—	—	—	2,850	—	—	2,850
	25.00%			25.00%	Preferred Equity	(5)	—	—	—	760	—	—	760
ITA Holdings Group, LLC	12.96%	SF+	8.50%		Secured Debt	(8)	—	(1)	40	1,180	1	1	1,180
	12.96%	SF+	8.50%		Secured Debt	(8)	—	(1)	34	994	1	1	994
	11.96%	SF+	7.50%		Secured Debt	(8)	—	(67)	201	4,438	67	67	4,438
	13.96%	SF+	9.50%		Secured Debt	(8)	—	(67)	223	4,438	67	67	4,438
					Warrants	(8)	—	970	—	5,690	970	—	6,660
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	15.00%				Secured Debt	(8)	—	(12)	818	21,507	12	12	21,507
					Preferred Equity	(8)	—	1,480	384	14,550	1,480	—	16,030
KMS, LLC	14.50%	SF+	9.75%		Secured Debt	(5)	(415)	339	—	663	—	663	—
	14.50%	SF+	9.75%		Secured Debt	(5)	(3,037)	2,562	—	4,779	—	4,779	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	7	450	—	450	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	7	440	—	440	—
	14.23%	SF+	9.75%	14.23%	Secured Debt	(5)	—	—	3	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	20	—	1,073	—	1,073
	12.50%			12.50%	Secured Debt	(5)	—	—	20	—	1,144	—	1,144
					Preferred Equity	(5)	—	—	—	—	4,890	—	4,890
Mills Fleet Farm Group, LLC	9.79%	SF+	5.50%		Secured Debt	(5)	—	—	44	—	2,652	—	2,652
					Common Equity	(5)	—	(500)	—	13,840	—	500	13,340
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	370	8,967	34	—	9,001
	12.00%			12.00%	Preferred Member Units	(9)	—	—	51	1,707	51	—	1,758
					Warrants	(9)	—	—	—	594	—	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	(1)	3	—	1	1	—
					Preferred Member Units	(5)	—	28,520	570	32,040	28,520	—	60,560
	12.50%				Secured Debt	(5)	—	(12)	1,956	62,200	12	12	62,200
	12.50%				Secured Debt	(5)	—	(8)	224	4,650	2,608	8	7,250
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	—	99	—	—	99
	12.00%			12.00%	Secured Debt	(8)	—	—	—	101	—	—	101
	12.00%			12.00%	Secured Debt	(8)	—	—	—	218	—	—	218
	12.00%			12.00%	Secured Debt	(8)	—	—	—	457	—	—	457
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Oneliance, LLC					Preferred Stock	(7)	—	250	52	2,580	250	—	2,830
RA Outdoors (Aspira) LLC	11.25%	SF+	6.75%		Secured Debt	(8)	—	(20)	40	1,257	3	60	1,200
	11.25%	SF+	6.75%		Secured Debt	(8)	—	(207)	408	13,155	11	621	12,545
					Common Equity	(8)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	(1)	72	2,250	1	1	2,250
	12.82%				Secured Debt	(7)	—	(4)	2,172	67,661	4	4	67,661
					Preferred Member Units	(7)	—	(1,190)	—	13,660	—	1,190	12,470
Slick Innovations, LLC					Secured Debt	(6)	—	(139)	510	16,320	—	16,320	—
	14.00%				Secured Debt	(6)	—	282	441	—	25,880	—	25,880
					Common Stock	(6)	—	(550)	873	2,440	—	550	1,890
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(744)	—	1,644	—	744	900
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	673	4	204	678	—	882
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	3,870	—	10,530	3,870	—	14,400
The Affiliati Network, LLC	10.00%				Secured Debt (12)	(9)	—	—	12	394	1,281	1,560	115
	10.00%				Secured Debt	(9)	—	51	133	5,053	54	—	5,107
					Preferred Stock	(9)	—	—	51	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	287	26	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	—	—	4,732	—	168	4,564
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	—	—	5,612	—	363	5,249
UniTek Global Services, Inc.				15.00%	Secured Convertible Debt	(6)	3,762	(2,384)	41	5,642	504	6,146	—
				15.00%	Secured Convertible Debt	(6)	1,743	(1,155)	21	2,662	236	2,898	—
				20.00%	Preferred Stock	(6)	—	—	104	3,182	1,632	4,814	—
	20.00%			20.00%	Preferred Stock	(6)	—	—	—	4,272	5,904	—	10,176
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	301	8,727	4	—	8,731
	9.00%			9.00%	Preferred Equity	(5)	—	—	95	4,320	95	—	4,415
World Micro Holdings, LLC	11.00%				Secured Debt	(7)	—	—	299	10,702	11	879	9,834
					Preferred Equity	(7)	—	—	22	3,845	—	—	3,845
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							3,452	(2,900)	(17)	(6,332)	—	—	—
Total Affiliate investments							$2,064	$39,003	$23,734	$846,798	$115,176	$68,980	$899,326
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
March 31, 2025
(dollars in thousands)
(Unaudited)
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $538,021. This represented 18.9% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $280,456. This represented 9.9% of net assets as of March 31, 2025.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $162,980. This represented 5.7% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $129,230. This represented 4.6% of net assets as of March 31, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $68,443. This represented 2.4% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $154,613. This represented 5.4% of net assets as of March 31, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $1,002,909. This represented 35.3% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $169,813. This represented 6.0% of net assets as of March 31, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $400,603. This represented 14.1% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $165,214. This represented 5.8% of net assets as of March 31, 2025.
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
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)
(12)Investment has an unfunded commitment as of March 31, 2025 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.

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
(12)Investment has an unfunded commitment as of March 31, 2024 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2024, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our Investment Portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective primarily through our LMM and Private Loan investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $3 million and $20 million. Our LMM portfolio investments generally range in size from $5 million to $125 million. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual EBITDA between $7.5 million and $50 million. Our Private Loan investments generally range in size from $10 million to $100 million.
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
Based upon our liquidity and capital structure management activities, our Investment Portfolio may also periodically include short-term portfolio investments that are atypical of our LMM and Private Loan portfolio investments in that they are intended to be a short-term deployment of capital. These assets are typically expected to be realized in one year or less and are not expected to be a significant portion of our overall Investment Portfolio.
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended March 31, 2025 and 2024 and for the year ended December 31, 2024. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.8% and 3.7% for the trailing twelve months ended March 31, 2025 and 2024, respectively, and 3.8% for the year ended December 31, 2024. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F – Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Additionally, the External Investment Manager has entered into investment management agreements with MS Private Loan Fund I, LP (“Private Loan Fund I”) and MS Private Loan Fund II, LP (“Private Loan Fund II”), each a private investment fund with a strategy to co-invest with Main Street in Private Loan portfolio investments, pursuant to which the External Investment Manager provides investment advisory and management services to each fund in exchange for an asset-based management fee and certain incentive fees. The External Investment Manager may also advise other clients, including funds and separately managed accounts, pursuant to advisory and services agreements with such clients in exchange for asset-based and incentive fees.
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended March 31, 2025 and 2024, the External Investment Manager earned $5.8 million and $5.7 million in base management fees, respectively, $2.7 million and $3.9 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended March 31, 2025 and 2024.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for the three months ended March 31, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $5.3 million and $5.6 million, respectively.
The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended March 31, 2025 and 2024, dividends accrued by us from the External Investment Manager were $2.5 million and $3.0 million, respectively. For the three months ended March 31, 2025 and 2024, the total contribution of the External Investment Manager to our net investment income was $7.8 million and $8.6 million, respectively.

We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other advisory clients of the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, Private Loan Fund I, Private Loan Fund II and other advisory clients of the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may receive performance-based fee compensation from its advisory clients, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to advisory clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM and Private Loan portfolios as of March 31, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of March 31, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	86	90
Fair value	$2,611.0	$1,942.2
Cost	$1,996.2	$1,986.0
Debt investments as a % of portfolio (at cost)	70.7%	94.7%
Equity investments as a % of portfolio (at cost)	29.3%	5.3%
% of debt investments at cost secured by first priority lien	99.2%	99.9%
Weighted-average annual effective yield (b)	12.7%	11.4%
Average EBITDA (c)	$10.5	$32.6
___________________________
(a)As of March 31, 2025, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 39%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2025. The weighted-average annual effective yield on our debt portfolio as of March 31, 2025, including debt investments on non-accrual status, was 12.1% for our LMM portfolio and 10.8% for our Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including six LMM portfolio companies and seven Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

	As of December 31, 2024
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	84	91
Fair value	$2,502.9	$1,904.3
Cost	$1,937.8	$1,952.5
Debt investments as a % of portfolio (at cost)	70.8%	95.4%
Equity investments as a % of portfolio (at cost)	29.2%	4.6%
% of debt investments at cost secured by first priority lien	99.2%	99.9%
Weighted-average annual effective yield (b)	12.8%	11.8%
Average EBITDA (c)	$10.2	$30.5
___________________________
(a)As of December 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on our debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 12.3% for our LMM portfolio and 11.5% for our Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including five LMM portfolio companies and five Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the three months ended March 31, 2025 and 2024, we achieved an annualized total return on investments of 16.0% and 16.7%, respectively. For the year ended December 31, 2024, we achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2025, we had Middle Market portfolio investments in 13 portfolio companies, collectively totaling $128.3 million in fair value and $151.4 million in cost basis, which comprised 2.5% and 3.5% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of our Investment Portfolio at fair value and cost, respectively.
As of March 31, 2025, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $134.5 million in fair value and $132.7 million in cost basis, which comprised 2.7% and 3.1% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of our Investment Portfolio at fair value and cost, respectively.
As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of March 31, 2025, this investment had a fair value of $238.2 million and a cost basis of $29.5 million, which comprised 4.7% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of our Investment Portfolio at fair value and cost, respectively.

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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2025 and December 31, 2024, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2025 and 2024, (i) 2.9% and 3.2%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.5% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	March 31, 2025	December 31, 2024
First lien debt	82.2%	82.9%
Equity	17.2	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
First lien debt	70.4%	71.4%
Equity	28.9	27.8
Second lien debt	0.1	0.2
Equity warrants	0.4	0.4
Other	0.2	0.2
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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
As of March 31, 2025, investments on non-accrual status comprised 1.7% of our total Investment Portfolio at fair value and 4.5% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of our total Investment Portfolio at fair value and 3.5% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$137,046	$131,606	$5,440	4%
Total expenses	(47,236)	(41,799)	(5,437)	13%
Net investment income	89,810	89,807	3	—%
Net realized loss	(29,545)	(12,367)	(17,178)	NM
Net unrealized appreciation	63,190	40,647	22,543	NM
Income tax provision	(7,373)	(10,940)	3,567	NM
Net increase in net assets resulting from operations	$116,082	$107,147	$8,935	8%

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands, except per share amounts)
Net investment income	$89,810	$89,807	$3	—%
Share‑based compensation expense	4,842	4,103	739	18%
Deferred compensation expense	180	462	(282)	NM
Distributable net investment income (a)	$94,832	$94,372	$460	—%
Net investment income per share—Basic and diluted	$1.01	$1.05	$(0.04)	(4)%
Distributable net investment income per share—Basic and diluted (a)	$1.07	$1.11	$(0.04)	(4)%
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

Investment Income
Total investment income for the three months ended March 31, 2025 was $137.0 million, a 4% increase from the $131.6 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$98,017	$100,106	$(2,089)	(2)%	(a)
Dividend income	36,026	22,791	13,235	58%	(b)
Fee income	3,003	8,709	(5,706)	(66)%	(c)
Total investment income	$137,046	$131,606	$5,440	4%	(d)
___________________________
(a)The decrease in interest income was primarily due to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an increase of $13.1 million in dividend income from our LMM portfolio companies and (ii) an increase of $1.2 million in dividend income from our Private Loan portfolio companies, partially offset by (i) a decrease of $0.6 million in dividend income from our Other Portfolio investments and (ii) a decrease of $0.5 million in dividend income from our External Investment Manager.
(c)The decrease in fee income was primarily related to (i) a $3.6 million decrease from lower exit, prepayment and amendment activity and (ii) a $2.1 million decrease in fees related to decreased investment activity.
(d)The increase in total investment income includes a net reduction of $5.2 million in certain income considered less consistent or non-recurring, including (i) a $3.5 million decrease in such fee income, (ii) a $1.2 million decrease in such dividend income and (iii) a $0.5 million decrease in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the three months ended March 31, 2025 were $47.2 million, a 13% increase from the $41.8 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Cash compensation	$11,296	$11,797	$(501)	(4)%
Deferred compensation plan expense	180	462	(282)	NM
Compensation	11,476	12,259	(783)	(6)%
General and administrative	5,086	4,220	866	21%
Interest	31,168	26,776	4,392	16%	(a)
Share-based compensation	4,842	4,103	739	18%
Gross expenses	52,572	47,358	5,214	11%
Expenses allocated to the External Investment Manager	(5,336)	(5,559)	223	(4)%
Total expenses	$47,236	$41,799	$5,437	13%
___________________________
NM    — Net Change % not meaningful
(a)The increase in interest expense was primarily related to (i) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below) and (ii) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio, partially offset by a decrease in the weighted-average interest rate on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), resulting from decreases in the benchmark index interest rates.
Net Investment Income
Net investment income for the three months ended March 31, 2025 was $89.8 million, or $1.01 per share, compared to net investment income of $89.8 million, or $1.05 per share, in the corresponding period of 2024. The decrease in net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended March 31, 2025, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The decrease in net investment income on a per share basis also includes a $0.06 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the three months ended March 31, 2025 increased 0.5% to $94.8 million, or $1.07 per share, compared to $94.4 million, or $1.11 per share, in the corresponding period of 2024. The increase in distributable net investment income was primarily due to an increase in share-based compensation expense, partially offset by a decrease in deferred compensation expense. The decrease in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended March 31, 2025, as discussed above. The decrease in distributable net investment income on a per share basis also includes a $0.06 per share decrease in investment income considered less consistent or non-recurring in nature.

Net Realized Loss
The following table provides a summary of the primary components of the total net realized loss on investments of $29.5 million for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
LMM portfolio	$—	—	$—	—	$—	—	$25	$25
Private Loan portfolio	5,759	2	—	—	(15,288)	2	31	(9,498)
Middle Market portfolio	(16,264)	1	(1,156)	2	(3,442)	1	831	(20,031)
Other Portfolio	—	—	—	—	—	—	184	184
Short-term portfolio	—	—	—	—	—	—	(225)	(225)
Total net realized gain/(loss)	$(10,505)	3	$(1,156)	2	$(18,730)	3	$846	$(29,545)
___________________________
(a)Other activity includes realized gains and losses from transactions involving 11 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $63.2 million for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(612)	$8,841	$20,862	$(183)		$28,908
Net unrealized appreciation (depreciation) relating to portfolio investments	50,282	(4,539)	(4,211)	(7,250)	(b)	34,282
Total net unrealized appreciation (depreciation) relating to portfolio investments	$49,670	$4,302	$16,651	$(7,433)		$63,190
___________________________
(a)Includes unrealized appreciation on 35 LMM portfolio investments and unrealized depreciation on 20 LMM portfolio investments.
(b)Includes $7.8 million of unrealized depreciation related to the External Investment Manager.
Income Tax Provision
The income tax provision for the three months ended March 31, 2025 of $7.4 million principally consisted of (i) a deferred tax provision of $4.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.5 million, related to a $1.3 million provision for excise tax on our estimated undistributed taxable income and a $1.1 million provision for current U.S. federal and state income taxes.
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

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2025 was $116.1 million, or $1.31 per share, compared to $107.1 million, or $1.26 per share, during the three months ended March 31, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2025, we realized a net increase in cash and cash equivalents of $30.9 million, which is the net result of $20.4 million of cash used in our operating activities and $51.3 million of cash provided by our financing activities.
The $20.4 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $242.7 million for the funding of new and follow-on portfolio investments and (ii) $26.7 million in cash uses related to other assets and liabilities, partially offset by (i) cash proceeds totaling $164.5 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $87.2 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $51.3 million of cash provided by our financing activities principally consisted of (i) $130.0 million in net borrowings from our Credit Facilities and (ii) $5.2 million in net cash proceeds from equity offerings from our ATM Program, partially offset by $83.9 million in dividends paid to our stockholders.
Capital Resources
As of March 31, 2025, we had $109.2 million in cash and cash equivalents and $1.193 billion of unused capacity under our Credit Facilities which we maintain to support our investment and operating activities. As of March 31, 2025, our NAV totaled $2.84 billion, or $32.03 per share.
As of March 31, 2025, we had $338.0 million outstanding and $769.3 million of undrawn commitments under our Corporate Facility, and $176.0 million outstanding and $424.0 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities.
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
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both March 31, 2025 and December 31, 2024.

In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both March 31, 2025 and December 31, 2024.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of both March 31, 2025 and December 31, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. On March 1, 2024, we repaid $63.8 million of SBIC debentures that had reached maturity, which reduced our total outstanding SBIC debentures to $286.2 million. Subsequently, on September 12, 2024, we borrowed an additional $63.8 million of SBIC debentures, which increased our total outstanding SBIC debentures to $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of March 31, 2025 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.4 years as of March 31, 2025. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of both March 31, 2025 and December 31, 2024 was $150.0 million.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).
We maintain the ATM Program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the three months ended March 31, 2025, we sold 87,087 shares of our common stock at a weighted-average price of $59.87 per share and raised $5.2 million of gross proceeds under the ATM Program. Net proceeds were $5.1 million after commissions to the selling agents on shares sold and offering costs. As of March 31, 2025, there were no share sales transactions that had not settled. In March 2025, we entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of March 31, 2025, 19,984,275 shares remained available for sale under the ATM Program.
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

If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We did not seek stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 Annual Meeting of Stockholders, and have not sought such authorization since 2012, because our common stock price per share has generally traded significantly above the NAV per share of our common stock since 2011. We would therefore need future approval from our stockholders to issue shares below the then current NAV per share.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which include borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio was reduced from 200% to 150% effective May 3, 2022. As of March 31, 2025, our BDC asset coverage ratio was 248%.
Although we have been able to secure access to additional liquidity, including through our Credit Facilities, public and private debt issuances, leverage available through the SBIC program and equity offerings, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
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
Inflation
Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to affect their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative effect on the fair value of our investments in these portfolio companies. The combined impacts therefrom in turn could negatively affect our results of operations.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of March 31, 2025, we had a total of $265.3 million in outstanding commitments comprised of (i) 68 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) nine investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of March 31, 2025, the future fixed commitments for cash payments in connection with the July 2026 Notes, the June 2027 Notes, the March 2029 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
July 2026 Notes	$—	$500,000	$—	$—	$—	$—	$500,000
Interest due on July 2026 Notes	7,500	15,000	—	—	—	—	22,500
June 2027 Notes	—	—	400,000	—	—	—	400,000
Interest due on June 2027 Notes	26,000	26,000	13,000	—	—	—	65,000
March 2029 Notes	—	—	—	—	350,000	—	350,000
Interest due on March 2029 Notes	12,162	24,325	24,325	24,325	12,163	—	97,300
SBIC debentures	—	—	75,000	75,000	—	200,000	350,000
Interest due on SBIC debentures	5,651	11,394	10,678	8,239	6,197	24,577	66,736
December 2025 Notes	150,000	—	—	—	—	—	150,000
Interest due on December 2025 Notes	11,637	—	—	—	—	—	11,637
Operating Lease Obligation (1)	858	1,193	1,214	1,235	1,256	5,576	11,332
Total	$213,808	$577,912	$524,217	$108,799	$369,616	$230,153	$2,024,505
___________________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of March 31, 2025, we had $338.0 million in borrowings outstanding under our Corporate Facility, $22.9 million of which is scheduled to mature in August 2027 and $315.1 million of which is scheduled to mature in June 2029, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2025, we had $176.0 million in borrowings outstanding under our SPV Facility, and the SPV Facility is scheduled to mature in September 2029.
Related Party Transactions and Agreements
We have entered into agreements and transactions with the External Investment Manager, MSC Income, Private Loan Fund I and Private Loan Fund II, whereby we have made debt and equity investments and receive certain fees, expense reimbursements and investment income. See Note D — External Investment Manager and Note L — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
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

Recent Developments
In May 2025, we declared a supplemental dividend of $0.30 per share payable in June 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.25 per share for each month of April, May and June 2025 or total regular monthly dividends of $0.75 per share for the second quarter of 2025, resulting in total dividends declared for the second quarter of 2025 of $1.05 per share.
In May 2025, we also declared regular monthly dividends of $0.255 per share for each month of July, August and September of 2025. These regular monthly dividends equal a total of $0.765 per share for the third quarter of 2025, representing a 4.1% increase from the regular monthly dividends paid in the third quarter of 2024. Including the regular monthly and supplemental dividends declared for the second and third quarters of 2025, we will have paid $45.79 per share in cumulative dividends since our October 2007 initial public offering.
In April 2025, we entered into an amendment to our Corporate Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus a credit spread adjustment of 0.10% plus (a) 1.775% prior to satisfying certain step-down conditions or (b) 1.65% after satisfying certain step-down conditions, (ii) increase the revolving commitments to $1.145 billion, (iii) increase the accordion feature providing us with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.718 billion and (iv) extend the revolving period and final maturity date through April 2029 and to April 2030, respectively.
In April 2025, we entered into an amendment to our SPV Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus an applicable margin of (a) 1.95% during the revolving period (from 2.35%), (b) 2.075% for the first year following the end of the revolving period (from 2.475%) and (c) 2.20% for the second year following the end of the revolving period (from 2.60%), (ii) extend the revolving period from through September 2027 to through September 2028,(iii) extend the final maturity date from September 2029 to September 2030 and (iv) decrease the unused fee to 0.40% (from 0.50%) on the unused amount up to 50% (from 35%) of the commitment amount.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2025, 67% of our debt Investment Portfolio (at cost) bore interest at floating rates, 95% of which were subject to contractual minimum interest rates. As of March 31, 2025, 77% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, March 2029 Notes, SBIC Debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of March 31, 2025, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index rates.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases as of March 31, 2025.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(44,721)	$10,280	$(1,149)	$(35,590)	$(0.40)
(175)	(39,145)	8,995	(1,098)	(31,248)	(0.35)
(150)	(33,568)	7,710	(1,046)	(26,904)	(0.30)
(125)	(27,977)	6,425	(992)	(22,544)	(0.25)
(100)	(22,382)	5,140	(860)	(18,102)	(0.20)
(75)	(16,238)	3,855	(672)	(13,055)	(0.15)
(50)	(10,694)	2,570	(515)	(8,639)	(0.10)
(25)	(5,347)	1,285	(362)	(4,424)	(0.05)
25	5,347	(1,285)	153	4,215	0.05
50	10,694	(2,570)	306	8,430	0.10
75	16,043	(3,855)	459	12,647	0.14
100	21,396	(5,140)	612	16,868	0.19
125	26,749	(6,425)	766	21,090	0.24
150	32,102	(7,710)	919	25,311	0.29
175	37,455	(8,995)	1,073	29,533	0.33
200	42,809	(10,280)	1,226	33,755	0.38
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
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of March 31, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that we filed with the SEC on February 28, 2025, which could materially affect our business, financial condition and/or operating results.
Changes to U.S. tariff, trade and economic policies may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. has recently enacted, and subsequently rescinded and/or temporarily suspended, significant new tariffs against certain countries, prompting reciprocal tariffs against the U.S. Additionally, the current U.S. presidential administration and the U.S. Congress have directed various federal agencies to further evaluate other key aspects of U.S. trade and economic policies, including changes to domestic fiscal policies aimed at reducing U.S. federal expenditures, and there has been ongoing discussion and commentary regarding further potential significant changes to such tariff, trade and economic policies. These developments, and the perception that further material changes may occur or continue to occur, have contributed to volatility in global financial markets and may have a material adverse effect on global economic conditions. This may significantly reduce global trade, affect the ability of businesses to procure new or extend existing government contracts and have other negative impacts on U.S. businesses. Any of these factors could depress economic activity and may restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we issued 156,749 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2025 under the dividend reinvestment plan was $9.1 million.
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
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Investment Advisory and Administrative Services Agreement, dated January 29, 2025, between MSC Income Fund, Inc. and MSC Adviser I, LLC (previously filed as Exhibit 10.28 to Main Street Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (File No. 814-00746)).

10.2
Form of Equity Distribution Agreement dated February 28, 2025 (previously filed as Exhibit 1.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on March 5, 2025 (File No. 814-00746)).

10.3
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of April 30, 2025, by and among Main Street Capital Corporation, the guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on May 1, 2025 (File No. 814-00746)).

10.4
Third Amendment to Credit Agreement, dated as of April 24 2025, by and among MSCC Funding I, LLC, as the borrower, Main Street Capital Corporation, as the collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, Citibank, N.A., as collateral agent, document custodian and custodian, Virtus Group, L.P., as collateral administrator, and Western Alliance Trust Company, N.A., as successor collateral agent, successor document custodian, successor custodian and successor collateral administrator (previously filed as Exhibit 10.1 to Main Street Capital Corporation’s Current Report on Form 8-K filed on April 25, 2025 (File No. 814-00746)).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1
Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc. (previously filed as Exhibit 99.2 to Main Street Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (File No. 814-00746)).

101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2025, filed with the SEC on May 9, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: May 9, 2025	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: May 9, 2025	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: May 9, 2025	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)