Form 10-Q
period 2025-06-30
Main Street Capital CORP
filed 2025-08-08
CIK 1396440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 7, 2025 was 89,430,382.

MAIN STREET CAPITAL CORPORATION

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $1,561,120 and $1,415,970 as of June 30, 2025 and December 31, 2024, respectively)	$2,295,565	$2,087,890
Affiliate investments (cost: $790,583 and $743,441 as of June 30, 2025 and December 31, 2024, respectively)	856,226	846,798
Non‑Control/Non‑Affiliate investments (cost: $2,001,002 and $2,077,901 as of June 30, 2025 and December 31, 2024, respectively)	1,941,279	1,997,981
Total investments (cost: $4,352,705 and $4,237,312 as of June 30, 2025 and December 31, 2024, respectively)	5,093,070	4,932,669
Cash and cash equivalents	86,984	78,251
Interest and dividend receivable and other assets	92,509	98,084
Deferred financing costs (net of accumulated amortization of $16,084 and $14,592 as of June 30, 2025 and December 31, 2024, respectively)	15,203	12,337
Total assets	$5,287,766	$5,121,341
LIABILITIES
Credit Facilities	$477,000	$384,000
July 2026 Notes (par: $500,000 as of both June 30, 2025 and December 31, 2024)	499,452	499,188
June 2027 Notes (par: $400,000 as of both June 30, 2025 and December 31, 2024)	399,425	399,282
March 2029 Notes (par: $350,000 as of both June 30, 2025 and December 31, 2024)	347,361	347,002
SBIC debentures (par: $350,000 as of both June 30, 2025 and December 31, 2024)	344,005	343,417
December 2025 Notes (par: $150,000 as of both June 30, 2025 and December 31, 2024)	149,741	149,482
Accounts payable and other liabilities	50,025	69,631
Interest payable	23,717	23,290
Dividend payable	22,767	22,100
Deferred tax liability, net	90,056	86,111
Total liabilities	2,403,549	2,323,503
Commitments and contingencies (Note K)
NET ASSETS
Common stock, $0.01 par value per share (150,000,000 shares authorized; 89,275,113 and 88,398,713 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	893	884
Additional paid‑in capital	2,429,817	2,394,492
Total undistributed earnings	453,507	402,462
Total net assets	2,884,217	2,797,838
Total liabilities and net assets	$5,287,766	$5,121,341
NET ASSET VALUE PER SHARE	$32.30	$31.65
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$60,212	$51,318	$116,454	$102,437
Affiliate investments	25,767	23,201	49,501	40,928
Non‑Control/Non‑Affiliate investments	57,994	57,635	115,064	120,394
Total investment income	143,973	132,154	281,019	263,759
EXPENSES:
Interest	(32,519)	(29,161)	(63,687)	(55,937)
Compensation	(12,677)	(11,322)	(24,153)	(23,581)
General and administrative	(5,919)	(5,375)	(11,005)	(9,595)
Share‑based compensation	(5,416)	(4,883)	(10,258)	(8,986)
Expenses allocated to the External Investment Manager	5,892	5,887	11,228	11,446
Total expenses	(50,639)	(44,854)	(97,875)	(86,653)
NET INVESTMENT INCOME BEFORE TAXES	93,334	87,300	183,144	177,106
Excise tax expense	(818)	(272)	(2,159)	(1,193)
Federal and state income and other tax expenses	(4,333)	(3,129)	(6,905)	(5,583)
NET INVESTMENT INCOME	88,183	83,899	174,080	170,330
NET REALIZED GAIN (LOSS):
Control investments	(2,998)	(361)	(2,976)	(352)
Affiliate investments	55,647	7,863	57,711	753
Non‑Control/Non‑Affiliate investments	(229)	(4,088)	(31,860)	(9,355)
Total net realized gain (loss)	52,420	3,414	22,875	(8,954)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	33,154	5,589	33,555	37,659
Affiliate investments	(47,745)	9,502	(8,742)	15,428
Non‑Control/Non‑Affiliate investments	(4,360)	7,953	19,426	10,606
Total net unrealized appreciation (depreciation)	(18,951)	23,044	44,239	63,693
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	882	(7,669)	(2,578)	(15,234)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$122,534	$102,688	$238,616	$209,835
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.99	$0.97	$1.96	$1.99
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$1.37	$1.19	$2.68	$2.45
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	89,258,390	86,194,092	88,986,215	85,666,311
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Undistributed (Overdistributed) Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	84,833,002	$848	$2,270,549	$206,002	$2,477,399
Public offering of common stock, net of offering costs	128,942	1	5,695	—	5,696
Share‑based compensation	—	—	4,103	—	4,103
Purchase of vested stock for employee payroll tax withholding	(295)	—	(14)	—	(14)
Dividend reinvestment	186,985	2	8,439	—	8,441
Amortization of directors’ deferred compensation	—	—	102	—	102
Issuance of restricted stock, net of forfeited shares	14,999	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	107,147	107,147
Dividends to stockholders	—	—	168	(87,072)	(86,904)
Balances as of March 31, 2024	85,163,633	$851	$2,289,042	$226,077	$2,515,970
Public offering of common stock, net of offering costs	874,309	9	42,208	—	42,217
Share‑based compensation	—	—	4,883	—	4,883
Purchase of vested stock for employee payroll tax withholding	(154,751)	(2)	(7,320)	—	(7,322)
Dividend reinvestment	179,511	2	8,786	—	8,788
Amortization of directors’ deferred compensation	—	—	106	—	106
Issuance of restricted stock, net of forfeited shares	489,804	5	(5)	—	—
Net increase in net assets resulting from operations	—	—	—	102,688	102,688
Dividends to stockholders	—	—	179	(88,553)	(88,374)
Balances as of June 30, 2024	86,552,506	$865	$2,337,879	$240,212	$2,578,956

Balances as of December 31, 2024	88,400,391	$884	$2,394,492	$402,462	$2,797,838
Public offering of common stock, net of offering costs	89,091	1	5,197	—	5,198
Share‑based compensation	—	—	4,842	—	4,842
Dividend reinvestment	156,749	2	9,085	—	9,087
Amortization of directors’ deferred compensation	—	—	108	—	108
Issuance of restricted stock, net of forfeited shares	13,366	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	116,082	116,082
Dividends to stockholders	—	—	190	(93,212)	(93,022)
Balances as of March 31, 2025	88,659,597	$887	$2,413,914	$425,332	$2,840,133
Public offering of common stock, net of offering costs	195,454	2	10,831	—	10,833
Share‑based compensation	—	—	5,416	—	5,416
Purchase of vested stock for employee payroll tax withholding	(177,024)	(2)	(10,013)	—	(10,015)
Dividend reinvestment	167,705	2	9,377	—	9,379
Amortization of directors’ deferred compensation	—	—	97	—	97
Issuance of restricted stock, net of forfeited shares	436,863	4	(4)	—	—
Net increase in net assets resulting from operations	—	—	—	122,534	122,534
Dividends to stockholders	—	—	199	(94,359)	(94,160)
Balances as of June 30, 2025	89,282,595	$893	$2,429,817	$453,507	$2,884,217
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$238,616	$209,835
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(645,993)	(915,212)
Proceeds from sales and repayments of debt investments in portfolio companies	472,012	442,596
Proceeds from sales and return of capital of equity investments in portfolio companies	101,271	29,724
Net unrealized appreciation	(44,239)	(63,693)
Net realized (gain) loss	(22,875)	8,954
Accretion of unearned income	(10,406)	(10,560)
Payment-in-kind interest	(7,297)	(9,116)
Cumulative dividends	(1,936)	(1,026)
Share-based compensation expense	10,258	8,986
Amortization of deferred financing costs	3,105	2,294
Deferred taxes	3,945	18,282
Changes in other assets and liabilities:
Interest and dividend receivable and other assets	1,813	(27,282)
Interest payable	427	8,798
Accounts payable and other liabilities	(19,401)	(10,399)
Deferred fees and other	2,825	3,268
Net cash provided by (used in) operating activities	82,125	(304,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	16,031	47,913
Proceeds from public offering of March 2029 Notes	—	350,000
Proceeds from public offering of June 2027 Notes	—	300,000
Dividends paid	(168,050)	(157,212)
Repayments of SBIC debentures	—	(63,800)
Redemption of May 2024 Notes	—	(450,000)
Proceeds from Credit Facilities	607,000	1,395,000
Repayments on Credit Facilities	(514,000)	(1,130,000)
Payment of deferred financing costs	(4,358)	(9,625)
Purchases of vested stock for employee payroll tax withholding	(10,015)	(7,336)
Net cash provided by (used in) financing activities	(73,392)	274,940

Net increase (decrease) in cash and cash equivalents	8,733	(29,611)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	78,251	60,083
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$86,984	$30,472

Supplemental cash flow disclosures:
Interest paid	$60,068	$44,694
Taxes paid	$16,936	$6,425
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$18,466	$17,229
The accompanying notes are an integral part of these consolidated financial statements

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Control Investments (5)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	$7,653	$7,653	$7,653
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	7,653	7,653	7,653
			Preferred Equity		3/25/2025	26,638							8,970	7,790
													24,276	23,096
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(25)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		17.50%				8/16/2029	3,995	3,954	3,954
			Preferred Member Units		5/20/2021	2,427							2,427	5,340
			Preferred Member Units		8/16/2019	3,200							3,200	—
			Warrants	(27)	8/16/2019	420					8/16/2029		316	—
													9,897	9,294
ASC Interests, LLC		Recreational and Educational Shooting Facility
			Secured Debt	(17)	12/31/2019		13.00%				7/31/2024	400	400	400
			Secured Debt	(17)	8/1/2013		13.00%				7/31/2024	1,578	1,578	1,428
			Preferred Member Units		6/28/2023	178							178	—
			Member Units		8/1/2013	1,500							1,500	—
													3,656	1,828
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Secured Debt		10/15/2020		7.00%				10/31/2026	711	711	711
			Member Units	(8)	10/26/2020	37							1,584	6,810
													2,295	7,521
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(25)	3/7/2022						3/7/2027	—	(3)	(3)
			Secured Debt		3/7/2022		10.00%				3/7/2027	270	270	270
			Secured Debt		3/7/2022		10.00%				3/7/2027	10,575	10,540	10,540
			Preferred Stock	(8)	3/7/2022	4,073							4,095	6,980
													14,902	17,787
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	420	420	420
			Preferred Equity		11/4/2024	18,756,995							19,537	17,860
													19,957	18,280
Bolder Panther Group, LLC		Consumer Goods and Fuel Retailer
			Secured Debt	(9) (22)	12/31/2020		11.67%	SF+	7.29%		10/31/2027	101,046	100,735	101,046
			Class B Preferred Member Units	(8)	12/31/2020	140,000	8.00%						14,000	30,300
													114,735	131,346
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(9)	1/9/2018		14.48%	SF+	10.00%		12/31/2025	5,016	5,016	5,016
		Preferred Member Units	(8)	1/9/2018	2,950							4,280	3,260
												9,296	8,276
Bridge Capital Solutions Corporation	Financial Services and Cash Flow Solutions Provider
		Warrants	(27)	7/25/2016	82					7/25/2026		2,132	—
		Preferred Member Units	(8) (29)	7/25/2016	17,742							1,000	—
												3,132	—
Café Brazil, LLC	Casual Restaurant Group
		Member Units	(8)	6/9/2006	1,233							1,742	1,010

California Splendor Holdings LLC	Processor of Frozen Fruits
		Secured Debt	(25)	3/15/2024						8/28/2028	—	(16)	(16)
		Secured Debt		3/30/2018		14.00%				8/28/2028	25,800	25,766	25,766
		Preferred Member Units	(8)	7/31/2019	8,671	15.00%			15.00%			11,732	11,732
		Preferred Member Units	(8)	3/30/2018	8,729							16,402	15,275
												53,884	52,757
CBT Nuggets, LLC	Produces and Sells IT Training Certification Videos
		Member Units	(8)	6/1/2006	416							1,300	48,960

Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		14.48%	SF+	10.00%		1/4/2028	24,464	24,431	24,464
		Preferred Member Units		1/4/2019	13,883							6,386	16,550
												30,817	41,014
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25)	2/26/2018			SF+	6.00%		2/26/2026	—	(60)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	18,820	18,814	18,820
		Member Units	(8)	2/26/2018	4,347							11,440	32,290
		Member Units	(8) (29)	11/2/2018	1,047,146							1,773	3,690
												31,967	54,800
Charps, LLC	Pipeline Maintenance and Construction
		Unsecured Debt		8/26/2020		14.00%				1/31/2030	5,694	5,214	5,694
		Preferred Member Units	(8)	2/3/2017	1,829							1,963	15,360
												7,177	21,054
Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(25)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				1/15/2027	6,280	6,248	6,280

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		12/20/2016		10.00%				12/20/2036	951	944	951
			Member Units	(8)	12/20/2016	717							7,280	12,290
			Member Units	(29)	12/20/2016	800							509	1,270
													14,981	20,791
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt		3/6/2020		12.50%				12/17/2026	3,772	3,763	3,772
			Secured Debt		3/6/2020		12.50%				12/17/2026	37,080	37,066	37,080
			Preferred Member Units	(8) (29)	3/6/2020	587							8,317	67,150
													49,146	108,002
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(25)	3/31/2021						3/31/2026	—	—	—
			Secured Debt		3/31/2021		12.00%				3/31/2026	11,494	11,476	11,494
			Preferred Member Units	(8)	3/31/2021	17,280							7,680	15,270
													19,156	26,764
CompareNetworks Topco, LLC		Internet Publishing and Web Search Portals
			Secured Debt	(9)	1/29/2019		13.48%	SF+	9.00%		1/29/2028	2,745	2,704	2,704
			Preferred Member Units		1/29/2019	2,250							3,520	9,630
													6,224	12,334
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(25)	11/22/2023						11/22/2028	—	(18)	(18)
			Secured Debt		11/22/2023		13.50%				11/22/2028	17,200	17,084	16,944
			Preferred Equity		11/22/2023	7,454							7,454	7,454
													24,520	24,380
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(30)	7/17/2017	38.75%							515	515

Cybermedia Technologies, LLC		IT and Digital Services Provider
			Secured Debt	(25)	5/5/2023						5/5/2028	—	—	—
			Secured Debt		5/5/2023		13.00%				5/5/2028	27,210	27,054	26,463
			Preferred Member Units		5/5/2023	556							15,000	—
			Preferred Equity		4/1/2025	2,400,000							2,400	3,400
													44,454	29,863
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	675	674	674
			Secured Debt		3/31/2021		10.00%				12/31/2025	7,947	7,881	7,192
			Preferred Member Units		3/31/2021	9,360							2,970	—
													11,525	7,866

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.38%	SF+	10.00%		4/27/2026	11,957	11,924	11,785
		Preferred Member Units	(8)	4/1/2018	3,857							9,501	9,835
												21,425	21,620
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(25)	2/13/2018						2/13/2026	—	(17)	—
		Secured Debt		12/27/2022		14.00%				2/13/2026	23,082	23,060	23,082
		Preferred Stock		2/13/2018	8,400							8,400	18,470
												31,443	41,552
Doral Holdings, LLC	Machinery Moving, Rigging and Millwrighting Provider
		Secured Debt	(25)	5/20/2025						5/20/2030	—	—	—
		Secured Debt		5/20/2025		13.00%				5/20/2030	29,500	29,215	29,215
		Preferred Equity		5/20/2025	13,000							13,000	13,000
												42,215	42,215
Elgin AcquireCo, LLC	Manufacturer and Distributor of Engine and Chassis Components
		Secured Debt	(9) (25)	10/3/2022			SF+	6.00%		10/3/2026	—	(4)	(4)
		Secured Debt		10/3/2022		12.00%				10/3/2027	17,576	17,497	17,497
		Secured Debt		10/3/2022		9.00%				10/3/2052	6,239	6,182	6,182
		Common Stock		10/3/2022	285							5,726	5,160
		Common Stock	(29)	10/3/2022	939							1,558	3,160
												30,959	31,995
Flame King Holdings, LLC	Propane Tank and Accessories Distributor
		Secured Debt		6/30/2025		12.00%				6/30/2030	66,000	65,351	65,351
		Preferred Equity	(8)	10/29/2021	9,360							10,400	41,370
												75,751	106,721
Gamber-Johnson Holdings, LLC	Manufacturer of Ruggedized Computer Mounting Systems
		Secured Debt	(9) (25) (34)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
		Secured Debt	(9) (34)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	72,326	72,211	72,326
		Member Units	(8)	6/24/2016	9,042							17,692	114,750
												89,903	187,076
Garreco, LLC	Manufacturer and Supplier of Dental Products
		Member Units	(8)	7/15/2013	1,200							1,200	1,830

GRT Rubber Technologies LLC	Manufacturer of Engineered Rubber Products
		Secured Debt		12/21/2018		10.48%	SF+	6.00%		10/29/2026	3,146	3,142	3,146
		Secured Debt		12/19/2014		12.48%	SF+	8.00%		10/29/2026	40,493	40,430	40,493

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Member Units	(8)	12/19/2014	5,879							13,065	46,820
													56,637	90,459
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (25)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%				7/1/2027	2,400	2,194	1,878
			Preferred Equity		7/1/2022	63,720							5,600	—
			Member Units		4/29/2016	3,681							3,681	—
													11,475	1,878
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(30)	10/1/2017	49.26%							1,158	1,686
			LP Interests (2717 HPP-MS, L.P.)	(30)	3/11/2022	49.26%							256	447
			LP Interests (2717 GRE-LP, L.P.)	(30)	4/18/2024	43.05%							441	441
			LP Interests (423 COR, L.P.)	(30)	6/2/2022	26.89%							2,900	5,168
													4,755	7,742
Harrison Hydra-Gen, Ltd.		Manufacturer of Hydraulic Generators
			Common Stock	(8)	6/4/2010	107,456							718	7,270

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	1,600	1,575	1,600
			Secured Debt		6/21/2023		13.00%				6/21/2028	35,064	34,855	35,064
			Common Equity		6/21/2023	14,400							14,400	19,560
													50,830	56,224
Jensen Jewelers of Idaho, LLC		Retail Jewelry Store
			Secured Debt	(9) (25)	8/29/2017			P+	6.75%		11/14/2026	—	—	—
			Secured Debt	(9)	11/14/2006		14.25%	P+	6.75%		11/14/2026	1,178	1,178	1,178
			Member Units	(8)	11/14/2006	627							811	11,540
													1,989	12,718
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	23,321	23,240	23,240
			Preferred Equity	(8)	3/28/2022	109,926							10,993	13,480
													34,233	36,720
KBK Industries, LLC		Manufacturer of Specialty Oilfield and Industrial Products
			Secured Debt		2/24/2023		9.50%				2/24/2028	8,700	8,649	8,700
			Member Units	(8)	1/23/2006	325							783	25,180
													9,432	33,880

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	13,399	13,391	13,391
			Secured Debt		10/31/2018		9.00%				10/31/2048	3,935	3,903	3,903
			Preferred Equity		10/31/2018	581							12,240	14,280
			Member Units	(8) (29)	10/31/2018	800							992	2,710
													30,526	34,284
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(25)	10/19/2022						10/19/2025	—	(4)	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	18,564	18,479	18,564
			Preferred Equity	(8)	10/19/2022	5,915,585	8.00%			8.00%			5,916	6,035
			Common Stock	(8)	10/19/2022	1,537,219							1,537	6,760
													25,928	31,359
MS Private Loan Fund I, LP	(12) (13)	Investment Partnership
			Secured Debt	(9)	1/26/2021		7.38%	SF+	3.00%		3/24/2026	4,000	4,000	4,000
			LP Interests	(8) (30)	1/26/2021	14.51%							14,250	13,526
													18,250	17,526
MS Private Loan Fund II, LP	(12) (13)	Investment Partnership
			Secured Debt	(9) (25)	9/5/2023			SF+	3.00%		3/5/2029	—	(97)	(97)
			LP Interests	(8) (30)	9/5/2023	13.22%							9,000	9,394
													8,903	9,297
MSC Adviser I, LLC	(16)	Third Party Investment Advisory Services
			Member Units	(8)	11/22/2013	100%							29,500	272,600

MSC Income Fund, Inc.	(12) (13)	Business Development Company
			Common Equity	(8)	5/2/2022	1,377,952							21,545	21,557

MVI MSO, LLC		Vascular Practice Specializing in Comprehensive Vein and Artery Diagnosis and Treatment
			Secured Debt		3/28/2025		13.00%				3/28/2030	9,850	9,758	9,758
			Preferred Equity		3/28/2025	270							2,700	2,700
													12,458	12,458
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(25)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	5,746	5,734	5,746
			Common Stock	(8)	8/18/2014	5,873							2,720	26,780
													8,454	32,526
NAPCO Precast, LLC		Precast Concrete Manufacturing
			Member Units	(8)	1/31/2008	2,955							2,975	11,820

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Nello Industries Investco, LLC	Manufacturer of Steel Poles and Towers For Critical Infrastructure
		Secured Debt		6/4/2024		13.50%				6/4/2029	27,200	26,986	26,986
		Preferred Equity	(8)	6/4/2024	364,579							12,120	18,240
												39,106	45,226
NexRev LLC	Provider of Energy Efficiency Products & Services
		Preferred Member Units	(8)	2/28/2018	103,144,186							8,213	12,390

NRP Jones, LLC	Manufacturer of Hoses, Fittings and Assemblies
		Secured Debt		12/21/2017		12.00%				9/18/2028	2,191	2,184	2,184
		Preferred Equity		12/8/2011	495,000							482	1,238
		Member Units		12/22/2011	74,761							114	45
		Member Units		12/22/2011	74,761							3,823	1,095
		Common Equity	(29)	6/20/2025	1,200,000							1,200	1,200
												7,803	5,762
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9) (17)	1/31/2017		10.98%	SF+	6.50%		1/31/2025	2,400	2,400	2,400
		Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	18,440	18,440	18,440
		Preferred Member Units		11/2/2022	2,400							2,785	6,000
		Preferred Member Units		1/31/2017	486							11,866	12,200
												35,491	39,040
OMi Topco, LLC	Manufacturer of Overhead Cranes
		Secured Debt		8/31/2021		12.00%				12/31/2029	19,000	18,956	19,000
		Preferred Member Units	(8)	4/1/2008	900							1,080	77,620
												20,036	96,620
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (25)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
		Secured Debt	(9)	7/30/2021		15.48%	SF+	11.00%		7/31/2026	21,160	21,114	21,160
		Preferred Stock	(29)	7/30/2021	10,000							10,000	13,450
												31,114	34,610
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(25)	12/21/2023						12/31/2028	—	(11)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	27,840	27,648	27,840
		Preferred Equity	(8)	12/21/2023	440							12,540	19,530
												40,177	47,370
PPL RVs, Inc.	Recreational Vehicle Dealer
		Secured Debt	(9) (25)	10/31/2019			SF+	7.00%		11/15/2027	—	(5)	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

		Secured Debt	(9)	11/15/2016		11.48%	SF+	7.00%		11/15/2027	15,328	15,243	15,328
		Common Stock	(8)	6/10/2010	2,000							2,150	18,250
		Common Stock	(8) (29)	6/14/2022	238,421							238	575
												17,626	34,153
Principle Environmental, LLC	Noise Abatement Service Provider
		Secured Debt		7/1/2011		13.00%				11/15/2026	4,897	4,870	4,870
		Preferred Member Units	(8)	2/1/2011	21,806							5,709	13,790
		Common Stock		1/27/2021	1,037							1,200	660
												11,779	19,320
Quality Lease Service, LLC	Provider of Rigsite Accommodation Unit Rentals and Related Services
		Member Units		6/8/2015	1,000							7,546	460

River Aggregates, LLC	Processor of Construction Aggregates
		Member Units	(29)	12/20/2013	1,500							369	9,590

Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(14) (25)	12/15/2021					10.00%	12/15/2026	—	(51)	(51)
		Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	33,660	32,198	14,135
		Preferred Equity		12/15/2021	11,070							11,070	—
												43,217	14,084
Tedder Industries, LLC	Manufacturer of Firearm Holsters and Accessories
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	1,840	1,821	1,644
		Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	15,200	15,045	3,452
		Preferred Member Units		8/28/2023	6,605							661	—
		Preferred Member Units		2/1/2023	5,643							564	—
		Preferred Member Units		8/31/2018	544							9,245	—
												27,336	5,096
Televerde, LLC	Provider of Telemarketing and Data Services
		Preferred Stock		1/26/2022	248							718	1,794
		Member Units	(8)	1/6/2011	460							1,290	5,021
												2,008	6,815
Trantech Radiator Topco, LLC	Transformer Cooling Products and Services
		Secured Debt	(25)	5/31/2019						5/31/2027	—	(1)	(1)
		Secured Debt		5/31/2019		13.50%				5/31/2027	7,920	7,869	7,869
		Common Stock	(8)	5/31/2019	615							4,655	9,460
												12,523	17,328
Victory Energy Operations, LLC	Provider of Industrial and Commercial Combustion Systems
		Secured Debt		10/3/2024		13.00%				10/3/2029	1,723	1,694	1,694

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt		10/3/2024		13.00%				10/3/2029	48,251	47,841	47,841
			Preferred Equity	(8)	10/3/2024	51,421							22,471	22,471
													72,006	72,006
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	2,100	2,100	2,100
			Preferred Member Units		3/31/2023	5,097,595							2,882	4,280
			Preferred Member Units		3/31/2023	142,512							—	—
			Preferred Member Units		1/26/2015	4,876,670							14,000	—
			Common Stock		3/31/2023	1,802,780							2,576	—
													21,558	6,380
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (25)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	24,480	24,410	24,410
			Preferred Equity	(8) (29)	12/1/2021	12,240							12,240	12,240
													36,650	36,650
Ziegler’s NYPD, LLC		Casual Restaurant Group
			Secured Debt		12/30/2024		12.00%				12/31/2027	1,750	1,750	1,750
			Preferred Member Units		6/30/2015	16,878							3,154	50
			Warrants	(27)	7/1/2015	587					10/1/2025		600	—
													5,504	1,800
Subtotal Control investments (79.6% of net assets at fair value)													$1,561,120	$2,295,565
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		18.00%			18.00%	8/6/2025	$779	$779	$779
			Secured Debt	(14)	3/28/2025		10.00%			10.00%	3/31/2030	3,109	3,109	3,109
			Secured Debt	(14)	3/28/2025		12.00%			12.00%	3/31/2030	3,109	3,109	3,109
			Preferred Equity		3/28/2025	12,621,635							8,520	8,160
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													18,665	15,157
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	256	256	256
			Member Units	(8)	6/30/2017	2,160,000							2,256	1,490
													2,512	1,746
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	7,354	6,043	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	16	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	10,297	5,862	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,675	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25)	12/17/2021			SF+	6.00%		12/17/2026	—	(49)	(49)
			Secured Debt		12/17/2021		12.50%				12/17/2026	21,892	21,459	21,459
			Common Stock		12/17/2021	516,617							5,166	5,220
													26,576	26,630
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021						12/10/2026	—	(9)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	21,507	21,441	21,507
			Preferred Equity	(8)	12/10/2021	3,310							3,635	18,770
													25,067	40,277
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	154							—	1,960

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							1,277	662

Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	25,417	25,201	25,201
			Preferred Equity		10/9/2024	22,304							12,596	12,596
													37,797	37,797
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/18/2029	560	556	556
			Secured Debt		11/19/2021		12.00%				6/18/2029	16,800	16,730	16,730
			Preferred Equity		11/19/2021	5,944							5,944	6,294
			Preferred Equity	(8)	6/18/2024	3,068	15.00%			15.00%			3,485	3,665
													26,715	27,245
Dos Rios Partners	(12) (13)	Investment Partnership
			LP Interests (Dos Rios Partners, LP)	(30)	4/25/2013	20.24%							6,032	7,795
			LP Interests (Dos Rios Partners - A, LP)	(30)	4/25/2013	6.43%							1,915	2,475
													7,947	10,270
Dos Rios Stone Products LLC	(10)	Limestone and Sandstone Dimension Cut Stone Mining Quarries
			Class A Preferred Units	(29)	6/27/2016	2,000,000							2,000	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EIG Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	11/6/2015	5,000,000							416	369

FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	31,980	28,789	31,980
			Warrants	(8) (27)	5/28/2024	12							3,920	14,630
													32,709	46,610
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport Financial SBIC Fund LP)	(30)	3/23/2015	9.30%							2,580	1,843
			LP Interests (Freeport First Lien Loan Fund III LP)	(30)	7/31/2015	5.95%							671	193
													3,251	2,036
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	9,253	9,253	9,253
			Preferred Member Units	(8)	3/31/2021	226							4,900	10,110
													14,153	19,363
Gulf Manufacturing, LLC	(13) (21)	Manufacturer of Specialty Fabricated Industrial Piping Products
			Secured Debt	(25)	3/15/2024			SF+	7.63%		3/15/2029	—	(37)	(37)
			Secured Debt		3/15/2024		12.00%	SF+	7.63%		3/15/2029	38,000	37,721	37,721
			Member Units	(8)	8/31/2007	438							2,980	14,600
			Common Stock		11/18/2024	888							888	960
													41,552	53,244
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(30)	8/9/2017	8.22%							2,092	4,462
			LP Interests (HPEP 4, L.P.)	(30)	7/12/2022	11.61%							6,409	7,163
			LP Interests (423 HAR, L.P.)	(30)	6/2/2023	15.60%							750	1,226
													9,251	12,851
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	2,490	2,489	2,490
			Secured Debt		12/2/2016		12.50%				1/15/2026	45,256	45,227	45,256
			Preferred Member Units	(8)	12/2/2016	226							2,850	22,730
			Preferred Member Units	(29)	12/2/2016	226							150	1,200
													50,716	71,676
Houston Plating and Coatings, LLC		Provider of Plating and Industrial Coating Services

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Unsecured Convertible Debt		5/1/2017		10.00%				4/2/2026	3,000	3,000	3,000
			Member Units	(8)	1/8/2003	322,297							2,352	4,350
													5,352	7,350
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	18,006,407							18,300	19,760

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	16,372	16,358	16,372
			Preferred Equity	(8)	3/31/2023	87,360							4,368	8,550
													20,726	24,922
Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.06%	SF+	7.50%		8/20/2026	12,273	12,215	11,928
			Preferred Equity	(8)	12/7/2023	3,188	10.00%			10.00%			267	520
			Preferred Equity		6/3/2025	1,067	10.00%			10.00%			114	190
			Common Stock		8/20/2021	9,968							1,356	690
													13,952	13,328
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	4,514	4,497	4,497
			Secured Debt		9/1/2021		13.00%				1/31/2028	2,940	2,929	2,929
			Secured Debt		11/15/2021		13.00%				1/31/2028	8,944	8,944	8,944
			Secured Debt		11/15/2021		13.00%				1/31/2028	17,624	17,556	17,556
			Secured Debt		1/31/2023		13.00%				1/31/2028	9,554	9,388	9,388
			Preferred Equity		6/26/2024	711	25.00%			25.00%			711	910
			Common Stock		8/3/2021	203,016							2,756	2,700
													46,781	46,924
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		12.46%	SF+	8.00%		6/21/2027	1,180	1,171	1,180
			Secured Debt	(9) (25)	6/30/2025			SF+	7.00%		6/21/2027	—	—	—
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	4,935	4,402	4,935
			Secured Debt	(9)	6/21/2023		13.46%	SF+	9.00%		6/21/2027	4,935	4,402	4,935
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	1,770	1,763	1,770
			Warrants	(8) (27)	6/21/2023	193,307					6/21/2033		2,091	9,840
													13,829	22,660
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,142	1,113	1,113
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,180	1,180	1,180
			Preferred Equity		2/10/2025	9,213							4,890	4,890
													7,183	7,183

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.79%	SF+	5.50%	9.79%	12/31/2026	2,763	2,763	2,763
			Secured Debt	(9) (25)	4/11/2025			SF+	5.50%		12/31/2026	—	—	—
			Preferred Equity	(8) (29)	12/19/2024	66,306							14,396	12,880
													17,159	15,643
Moffitt Holdings, LLC		Bulk Fuel and Lubricants Distributor
			Secured Debt		3/19/2025		13.00%				3/19/2030	35,000	34,673	34,673
			Preferred Equity		3/19/2025	14,300							14,300	14,300
													48,973	48,973
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	9,280	8,734	8,734
			Preferred Member Units	(8)	8/19/2024	163,282	12.00%			12.00%			1,812	1,812
			Warrants	(27)	8/19/2024	59,368					8/19/2029		594	594
													11,140	11,140
OnAsset Intelligence, Inc.		Provider of Transportation Monitoring / Tracking Products and Services
			Secured Debt	(14)	4/18/2011		12.00%			12.00%	9/30/2025	4,415	4,415	455
			Secured Debt	(14)	5/10/2013		12.00%			12.00%	9/30/2025	2,116	2,116	218
			Secured Debt	(14)	3/21/2014		12.00%			12.00%	9/30/2025	983	983	101
			Secured Debt	(14)	5/20/2014		12.00%			12.00%	9/30/2025	964	964	99
			Unsecured Debt	(14)	6/5/2017		10.00%			10.00%	9/30/2025	305	305	305
			Preferred Stock		4/18/2011	912	7.00%			7.00%			1,981	—
			Common Stock		4/15/2021	635							830	—
			Warrants	(27)	4/18/2011	4,699					5/10/2027		1,089	—
													12,683	1,178
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	1,128							1,128	3,090

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1,394	1,392	1,149
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1	1	1
			Secured Debt	(9) (25)	2/5/2025			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	14,582	14,553	12,011
			Common Equity		8/12/2024	110							—	—
													15,946	13,161
RFG AcquireCo, LLC		Aerial Survey, Aerial Survey Equipment Sales & Rental, Aircraft Maintenance
			Secured Debt	(25)	6/2/2025						6/2/2027	—	(10)	(10)

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(25)	6/2/2025					6/2/2030	—	—	—
			Secured Debt		6/2/2025		12.50%			6/2/2030	34,000	33,666	33,666
			Preferred Equity		6/2/2025	11,401						11,401	11,401
												45,057	45,057
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%			6/16/2028	2,250	2,238	2,250
			Secured Debt	(23)	6/16/2023		12.79%			6/16/2028	67,661	67,563	67,661
			Preferred Member Units		8/31/2018	165						1,525	12,470
												71,326	82,381
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%			3/21/2030	25,560	25,295	25,560
			Common Stock	(8)	9/13/2018	70,000						—	1,990
												25,295	27,550
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%		8.50%	12/31/2027	213	213	886
			Secured Debt	(14)	12/31/2022		8.50%		8.50%	12/31/2027	5,327	4,884	1,061
			Preferred Equity		12/31/2022	5,907,649						—	—
												5,097	1,947
Superior Rigging & Erecting Co.		Provider of Steel Erecting, Crane Rental & Rigging Services
			Preferred Member Units		8/31/2020	1,636						4,500	15,950

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(25)	8/9/2021					8/9/2026	—	(4)	(4)
			Secured Debt		8/9/2021		13.00%			8/9/2026	5,201	5,188	5,110
			Preferred Stock	(8)	9/1/2023	312,910						313	313
			Preferred Stock	(8)	8/9/2021	1,280,000						6,400	6,400
												11,897	11,819
UnionRock Energy Fund II, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/15/2020	11.11%						2,881	4,397

UnionRock Energy Fund III, LP	(12) (13)	Investment Partnership
			LP Interests	(30)	6/6/2023	14.91%						4,732	5,172

UniTek Global Services, Inc.	(11)	Provider of Outsourced Infrastructure Services
			Preferred Stock		8/21/2018	11,450,416	20.00%		20.00%			8,416	9,388
			Preferred Stock		6/30/2017	21,382,147	19.00%		19.00%			3,667	—
			Preferred Stock		1/15/2015	42,338,440	13.50%		13.50%			7,924	—
			Common Stock		4/1/2020	2,370,059						—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													20,007	9,388
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,735	8,735
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,514	4,514
													13,249	13,249
Wildcats Topco LLC		Provider of Veterinary Services and Products
			Common Equity		5/8/2025	22,426,711							22,427	22,427

World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%				12/12/2027	9,886	9,839	9,839
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													13,684	13,684
Subtotal Affiliate investments (29.7% of net assets at fair value)													$790,583	$856,226
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	$7,959	$7,959	$7,844
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	17,665	17,646	17,411
													25,605	25,255
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	480

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(4)	(4)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	5,908	5,890	5,908
													5,886	5,904
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (25)	7/1/2024			SF+	6.75%		7/1/2029	—	(166)	(166)
			Secured Debt	(9)	7/1/2024		11.07%	SF+	6.75%		7/1/2029	75,490	73,980	75,049
													73,814	74,883
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,153	2,153	2,153
			Secured Debt	(9)	11/6/2023		10.91%	SF+	6.50%	10.91%	11/6/2028	8,507	8,507	8,507
			Preferred Equity		11/6/2023	32,507							14,060	14,336
			Preferred Equity		11/6/2023	32,507							—	—

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Common Equity		11/9/2021	3,898							234	—
													24,954	24,996
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	1,387,832							1,388	2,380

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		10.57%	SF+	6.00%		1/18/2028	1,260	1,182	1,260
			Secured Debt	(9)	1/18/2022		9.56%	SF+	5.00%		1/18/2028	6,660	6,660	6,660
			Secured Debt	(9)	1/18/2022		11.56%	SF+	7.00%		1/18/2028	6,660	6,660	6,660
			Common Stock		1/18/2022	720,000							720	850
													15,222	15,430
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022			SF+	7.25%		12/23/2027	—	(75)	(75)
			Secured Debt	(9)	12/23/2022		11.70%	SF+	7.25%		12/23/2027	23,762	23,282	23,762
			Common Equity	(8)	12/15/2021	984							934	920
													24,141	24,607
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(29)	3/8/2024	286,109							286	—
			Preferred Member Units	(29)	11/12/2019	122,416							—	—
			Preferred Member Units	(29)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (14)	6/30/2022		14.53%	SF+	10.25%	7.25%	6/30/2028	503	454	76
			Secured Debt	(9) (14) (38)	6/30/2025		14.53%	SF+	10.25%	7.25%	6/30/2028	1,564	63	237
			Secured Debt	(9) (14)	6/30/2022		14.58%	SF+	10.25%	7.25%	6/30/2028	31,792	31,484	4,822
			Secured Debt	(9) (14) (38)	6/30/2025		14.58%	SF+	10.25%	7.25%	6/30/2028	100,947	4,070	15,311
													36,071	20,446
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	1,060

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.94%	SF+	8.50%	11.94%	8/28/2025	202	131	101
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	3,150	3,150	1,584
			Secured Debt	(9) (14)	8/28/2020		12.94%	SF+	8.50%	12.94%	8/28/2025	4,183	3,961	2,103
			Common Stock		10/1/2020	723,184							1	—
			Warrants	(27)	10/19/2022	163,295					10/19/2032		1,036	—
													8,279	3,788

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (25)	2/3/2025			SF+	5.75%		2/3/2030	—	(19)	(19)
			Secured Debt	(9)	2/3/2025		9.05%	SF+	4.75%		2/3/2030	4,145	4,079	4,079
			Secured Debt	(9)	2/3/2025		11.05%	SF+	6.75%		2/3/2030	4,145	4,079	4,079
			Common Equity		2/3/2025	248,718							249	249
													8,388	8,388
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.45%	SF+	7.00%		5/1/2028	571	555	571
			Secured Debt	(9)	5/1/2023		10.45%	SF+	6.00%		5/1/2028	6,293	6,221	6,293
			Secured Debt	(9)	5/1/2023		12.45%	SF+	8.00%		5/1/2028	6,293	6,221	6,293
			Preferred Equity		5/1/2023	571							571	550
			Common Equity		5/1/2023	571							—	—
													13,568	13,707
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9)	2/1/2024		10.18%	SF+	5.75%		2/1/2029	899	829	899
			Secured Debt	(9)	2/1/2024		10.15%	SF+	5.75%		2/1/2029	2,023	1,973	2,023
			Secured Debt	(9)	2/1/2024		10.11%	SF+	5.75%		2/1/2029	25,839	25,463	25,839
			Secured Debt	(9)	1/2/2025		10.14%	SF+	5.75%		2/1/2029	9,470	9,346	9,470
			Common Equity		2/1/2024	2,583,963							2,709	5,900
													40,320	44,131
Brainworks Software, LLC	(10)	Advertising Sales and Newspaper Circulation Software
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	761	761	761
			Secured Debt	(9) (14) (17)	8/12/2014		15.25%	P+	7.25%		7/22/2019	7,056	7,056	230
													7,817	991
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(30)	7/21/2014	1.59%							5,189	2,898
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (30)	10/26/2016	0.59%							3,475	3,477
			LP Interests (Brightwood Capital Fund V, LP)	(8) (30)	7/12/2021	0.72%							4,500	4,875
													13,164	11,250
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		9.19%	SF+	5.00%		6/10/2026	1,758	1,750	1,758
			Secured Debt	(9)	6/14/2021		9.45%	SF+	5.00%		6/10/2028	16,956	16,824	16,956
													18,574	18,714
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Preferred Equity		12/13/2021	2,142,167							2,142	3,510
			Preferred Equity		12/13/2021	596,176							—	—
													2,142	3,510
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	325,408							325	660

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (32)	2/7/2022		11.57%	SF+	7.00%		2/7/2027	4,350	4,263	4,322
			Secured Debt	(9)	2/7/2022		11.55%	SF+	7.00%		2/7/2027	35,981	35,746	35,747
			Secured Debt	(9)	6/24/2022		11.55%	SF+	7.00%		2/7/2027	1,993	1,980	1,980
			Secured Debt	(9)	3/27/2023		11.55%	SF+	7.00%		2/7/2027	4,818	4,767	4,787
													46,756	46,836
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,637	2,637	8

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (32)	8/6/2021		12.69%	SF+	8.25%		8/6/2026	8,325	8,268	7,625
			Secured Debt	(9)	8/6/2021		12.70%	SF+	8.25%		8/6/2026	20,287	20,207	18,583
													28,475	26,208
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (32)	6/29/2024		10.83%	SF+	6.50%		6/28/2029	1,669	1,599	1,669
			Secured Debt	(9)	6/29/2024		10.83%	SF+	6.50%		6/28/2029	10,623	10,419	10,623
			Secured Debt	(9)	8/15/2024		10.83%	SF+	6.50%		6/28/2029	7,082	6,966	7,082
			Secured Debt	(9)	6/29/2024		11.08%	SF+	6.75%		6/28/2029	31,951	31,315	32,060
													50,299	51,434
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (25)	12/27/2023			SF+	7.00%		6/27/2027	—	(38)	(38)
			Secured Debt	(9)	12/27/2023		11.40%	SF+	7.00%		6/27/2027	10,547	10,369	10,547
													10,331	10,509
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (25)	6/27/2024			SF+	6.25%		6/27/2029	—	(210)	(210)
			Secured Debt	(9)	6/27/2024		10.55%	SF+	6.25%		6/27/2029	90,939	89,468	90,939
			Secured Debt	(9)	3/4/2025		10.57%	SF+	6.25%		6/27/2029	5,671	5,559	5,671
			Common Equity		3/4/2025	10,851							1,085	1,085
													95,902	97,485

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	515							720	650

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.43%	SF+	7.00%	11.43%	12/31/2026	2,456	2,298	2,414
			Secured Debt	(9)	12/20/2022		12.43%	SF+	8.00%		12/31/2026	2,493	2,259	2,383
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,685	4,907
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (25)	3/31/2025			SF+	6.00%		3/31/2030	—	(166)	(166)
			Secured Debt	(9)	3/31/2025		10.33%	SF+	6.00%		3/31/2030	50,795	49,846	50,286
			Common Equity		3/31/2025	1,464,286							1,464	1,464
													51,144	51,584
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.73%	SF+	6.25%		12/29/2027	9,459	9,332	6,620

EnCap Energy Fund Investments	(12) (13)	Investment Partnership
			LP Interests (EnCap Energy Capital Fund VIII, L.P.)	(8) (30)	1/22/2015	0.14%							3,445	1,846
			LP Interests (EnCap Energy Capital Fund VIII Co- Investors, L.P.)	(8) (30)	1/21/2015	0.38%							1,841	817
			LP Interests (EnCap Energy Capital Fund IX, L.P.)	(8) (30)	1/22/2015	0.10%							3,256	1,176
			LP Interests (EnCap Energy Capital Fund X, L.P.)	(8) (30)	3/25/2015	0.15%							6,935	4,814
			LP Interests (EnCap Energy Capital Fund XII, L.P.)	(8) (30)	8/31/2023	0.19%							3,914	4,165
			LP Interests (EnCap Flatrock Midstream Fund II, L.P.)	(8) (30)	3/30/2015	0.84%							4,739	1,143

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			LP Interests (EnCap Flatrock Midstream Fund III, L.P.)	(8) (30)	3/27/2015	0.25%							3,372	2,815
													27,502	16,776
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25)	4/7/2023			SF+	6.00%		4/7/2029	—	(25)	(25)
			Secured Debt	(9)	10/2/2024		10.30%	SF+	6.00%		4/7/2029	1,375	1,355	1,375
			Secured Debt	(9)	4/7/2023		10.30%	SF+	6.00%		4/7/2029	25,915	25,423	25,915
			Common Equity	(8)	4/7/2023	649,794							663	910
													27,416	28,175
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%		12/22/2026	3,692	3,681	3,692
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%	4.00%	12/22/2026	48,317	48,186	48,317
													51,867	52,009
Fuse, LLC	(11)	Cable Networks Operator
			Secured Debt		6/30/2019		12.00%				12/31/2026	1,810	1,810	722
			Common Stock		6/30/2019	10,429							256	—
													2,066	722
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (32)	4/14/2025		11.32%	SF+	7.00%		10/14/2027	3,080	2,989	2,989
			Secured Debt	(9)	4/14/2025		11.31%	SF+	7.00%		10/14/2027	28,971	28,449	28,449
			Common Equity		11/10/2023	705,882							706	500
													32,144	31,938
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		13.75%	P+	6.25%		10/4/2029	652	567	638
			Secured Debt	(9) (25)	10/4/2024			SF+	7.25%		10/4/2029	—	(43)	(43)
			Secured Debt	(9) (26)	10/4/2024		11.47%	SF+	7.25%		10/4/2029	31,208	30,677	30,529
			Common Equity		10/4/2024	1,365							1,365	1,070
													32,566	32,194
GS HVAM Intermediate, LLC	(10)	Specialized Food Distributor
			Secured Debt	(9) (25)	10/18/2019			SF+	6.50%		2/28/2026	—	(6)	—
			Secured Debt	(9)	10/18/2019		10.93%	SF+	6.50%		2/28/2026	10,447	10,419	10,447
			Secured Debt	(9)	9/15/2023		10.93%	SF+	6.50%		2/28/2026	937	935	937
			Secured Debt	(9)	12/22/2023		10.93%	SF+	6.50%		2/28/2026	224	222	224
			Secured Debt	(9)	8/22/2024		10.93%	SF+	6.50%		2/28/2026	6,042	6,021	6,042
													17,591	17,650
GULF PACIFIC ACQUISITION, LLC	(10)	Rice Processor and Merchandiser
			Secured Debt	(9) (32)	9/30/2022		11.42%	SF+	7.00%		9/30/2028	454	442	418
			Secured Debt	(9)	9/30/2022		11.41%	SF+	7.00%		9/30/2028	296	286	273

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	9/30/2022		11.43%	SF+	7.00%		9/30/2028	3,560	3,513	3,277
													4,241	3,968
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(30)	6/2/2025								1,526	1,526

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	4/30/2025		13.56%	SF+	9.00%		6/21/2026	68	68	68
			Secured Debt	(9)	3/7/2024		9.01%	SF+	3.50%	9.01%	6/21/2026	2,621	2,556	2,399
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	1,626	713	18
			Common Equity		3/7/2024	64,029							—	—
													3,337	2,485
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25)	8/1/2022			SF+	6.50%		8/1/2027	—	(28)	(28)
			Secured Debt	(9)	8/1/2022		10.83%	SF+	6.50%		8/1/2027	6,632	6,568	6,632
			Secured Debt	(9)	6/3/2024		10.83%	SF+	6.50%		8/1/2027	4,690	4,634	4,690
			Secured Debt	(9)	8/1/2022		10.83%	SF+	6.50%		8/1/2027	16,369	16,232	16,369
			Secured Debt	(9)	6/3/2024		10.83%	SF+	6.50%		8/1/2027	7,999	7,946	7,999
													35,352	35,662
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (32)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	4,865	4,825	4,838
			Secured Debt	(9) (26)	7/3/2024		9.78%	SF+	5.50%		7/3/2029	32,765	32,482	32,582
													37,307	37,420
HOWLCO LLC	(11) (13) (21)	Provider of Accounting and Business Development Software to Real Estate End Markets
			Secured Debt	(9)	8/19/2021		10.94%	SF+	6.50%	3.50%	10/23/2027	26,705	26,705	26,416

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.81%	SF+	8.25%		12/31/2027	7,200	7,094	7,200

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25)	7/30/2021			SF+	5.75%		7/30/2028	—	(9)	—
			Secured Debt	(9)	7/30/2021		10.18%	SF+	5.75%		7/30/2028	10,154	10,085	10,154
			Secured Debt	(9)	7/30/2021		10.18%	SF+	5.75%		7/30/2028	4,878	4,842	4,878
													14,918	15,032
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	849							1,166	980

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		10.45%	SF+	6.00%	4.00%	8/29/2025	849	849	849
			Secured Debt	(9) (14)	6/1/2017		13.70%	SF+	7.75%	1.50%	7/31/2025	18,627	18,627	11,200
													19,476	12,049
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (25)	7/19/2023			SF+	6.25%		7/19/2028	—	(47)	(47)
			Secured Debt	(9)	7/19/2023		10.52%	SF+	6.25%		7/19/2029	14,190	13,860	13,380
			Common Equity		7/19/2023	131,100							656	320
													14,469	13,653
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	849	836	792
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	7,291	7,188	6,802
			Secured Debt	(9)	6/14/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	2,933	2,894	2,736
			Secured Debt	(9)	12/31/2024		14.42%	SF+	10.00%	2.00%	4/3/2028	338	338	315
			Common Equity		4/3/2023	177,594							463	38
													11,719	10,683
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (32)	12/9/2021		14.43%	SF+	10.00%	14.43%	8/7/2023	2,228	2,228	1,850
			Secured Debt	(9) (14) (17)	8/7/2019		11.43%	SF+	7.00%	11.43%	8/7/2023	7,313	7,237	11
			Common Stock		12/7/2021	2,143							—	—
													9,465	1,861
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.98%	SF+	7.50%		12/31/2026	1,037	1,034	963
			Secured Debt	(9)	8/28/2019		11.98%	SF+	7.50%		12/31/2026	16,535	16,484	15,347
													17,518	16,310
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (35)	4/13/2023		2.50%				4/14/2028	3,159	2,984	457
			Common Equity		4/13/2023	198,743							—	—
													2,984	457
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (32)	5/20/2024		11.57%	SF+	7.00%		5/17/2029	183	178	178
			Secured Debt	(9)	5/20/2024		10.56%	SF+	6.00%		5/17/2029	2,111	2,080	2,065
			Secured Debt	(9)	5/20/2024		11.56%	SF+	7.00%		5/17/2029	2,111	2,080	2,065
			Secured Debt	(9)	5/20/2024		12.56%	SF+	8.00%		5/17/2029	2,111	2,080	2,065
													6,418	6,373

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.41%	SF+	7.00%		11/4/2026	771	764	771
			Secured Debt	(9) (26)	2/27/2024		11.38%	SF+	7.00%		11/4/2026	625	620	625
			Secured Debt	(9) (26)	11/1/2024		11.45%	SF+	7.00%		11/4/2026	667	653	667
			Secured Debt	(9)	11/8/2021		11.38%	SF+	7.00%		11/4/2026	1,790	1,775	1,790
			Preferred Equity		11/8/2021	2,826,667							110	780
													3,922	4,633
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (25)	6/28/2024			SF+	6.25%		6/28/2029	—	(144)	(144)
			Secured Debt	(9)	6/28/2024		10.55%	SF+	6.25%		6/28/2029	60,193	58,971	60,193
													58,827	60,049
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,824	1,824	1,824
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,362	1,362	1,362
			Common Stock		3/29/2024	5,461,019							200	350
													3,386	3,536
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14) (32)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	8,421	8,362	6,360
			Secured Debt	(9) (14)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	35,289	35,038	26,653
			Secured Debt	(9) (14)	2/1/2024		10.80%	SF+	6.25%		12/22/2026	3,305	3,245	2,496
			Common Equity		12/22/2021	1,684,211							1,684	—
													48,329	35,509
LKCM Headwater Investments I, L.P.	(12) (13)	Investment Partnership
			LP Interests	(8) (30)	1/25/2013	2.27%							—	692

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.84%	SF+	7.25%		12/31/2025	1,156	1,156	1,156
			Secured Debt	(9)	5/2/2019		11.84%	SF+	7.25%		12/31/2025	8,527	8,496	8,527
			Secured Debt	(9)	5/2/2019		11.84%	SF+	7.25%		12/31/2025	5,457	5,437	5,457
			Secured Debt	(9)	11/20/2020		11.84%	SF+	7.25%		12/31/2025	2,864	2,853	2,864
			Secured Debt	(9)	2/26/2021		11.84%	SF+	7.25%		12/31/2025	1,113	1,109	1,113
			Secured Debt	(9)	5/12/2022		11.84%	SF+	7.25%		12/31/2025	11,271	11,229	11,271
													30,280	30,388
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.45%	SF+	8.00%	3.00%	8/16/2026	4,184	4,150	3,160

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	4/11/2025		10.07%	SF+	5.75%		12/31/2028	42,030	41,431	41,431
			Secured Debt		4/11/2025						12/31/2028	2,773	2,016	2,016
													43,447	43,447
Looking Glass Investments, LLC	(12) (13)	Specialty Consumer Finance
			Member Units		7/1/2015	3							125	25

Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25)	4/4/2022			SF+	5.75%		4/3/2028	—	(33)	(33)
			Secured Debt	(9)	11/20/2024		10.17%	SF+	5.75%		4/3/2028	11,079	10,953	11,079
			Secured Debt	(9)	4/4/2022		10.18%	SF+	5.75%		4/3/2028	17,667	17,500	17,667
													28,420	28,713
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (32)	11/30/2023		10.54%	SF+	6.25%		11/30/2028	1,310	1,281	1,255
			Secured Debt	(9) (26)	11/30/2023		10.56%	SF+	6.25%		11/30/2028	1,308	1,285	1,264
			Secured Debt	(9)	11/30/2023		9.58%	SF+	5.25%		11/30/2028	4,845	4,765	4,679
			Secured Debt	(9)	11/30/2023		11.58%	SF+	7.25%		11/30/2028	4,845	4,761	4,682
			Common Equity		11/30/2023	524,888							525	330
													12,617	12,210
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (25)	4/17/2025			SF+	6.00%		4/17/2030	—	(218)	(218)
			Secured Debt	(9) (25)	4/17/2025			SF+	6.00%		4/17/2030	—	(262)	(262)
			Secured Debt	(9)	4/17/2025		10.28%	SF+	6.00%		4/17/2030	66,432	65,168	65,168
			Common Equity		6/7/2023	1,234							1,234	6,230
													65,922	70,918
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	4,101	4,073	4,418
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	10,714	10,634	12,464
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	18,018	17,891	18,018
			Secured Debt	(9)	6/25/2025		10.81%	SF+	6.25%		5/24/2027	1,234	1,211	1,211
			Unsecured Debt	(25)	3/1/2024		8.00%			8.00%	6/30/2025	—	—	—
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	112	112	112
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	78	78	78
			Common Stock		8/30/2022	78,948,902							1,045	602
													35,044	36,903
Northwind Midstream Partners LLC	(10)	Owner and Operator of Midstream Gas Infrastructure
			Secured Debt	(9)	3/18/2025		10.70%	SF+	6.25%		3/18/2030	7,500	7,360	7,425

Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	6/21/2024			SF+	7.25%		12/21/2028	—	(3)	(3)
			Secured Debt	(9)	6/21/2024		11.68%	SF+	7.25%		6/21/2029	26,221	25,602	26,221
			Secured Debt	(9)	5/13/2025		11.68%	SF+	7.25%		6/21/2029	3,171	3,080	3,171
													28,679	29,389
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.30%	SF+	6.00%		11/16/2027	1,393	1,379	1,393
			Secured Debt	(9)	4/1/2024		10.30%	SF+	6.00%		11/16/2027	3,871	3,837	3,871
													5,216	5,264
Ospemifene Royalty Sub LLC	(10)	Estrogen-Deficiency Drug Manufacturer and Distributor
			Secured Debt	(14)	7/8/2013						11/15/2026	4,373	4,373	44

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	3,226							7,221	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.78%	SF+	5.50%		5/1/2029	7,840	7,654	7,840
			Secured Debt	(9)	9/7/2023		9.80%	SF+	5.50%		5/1/2029	749	729	749
			Secured Debt	(9)	1/30/2024		9.80%	SF+	5.50%		5/1/2029	752	738	752
			Secured Debt	(9)	6/28/2024		9.55%	SF+	5.25%		5/1/2029	855	845	855
			Secured Debt	(9)	1/21/2025		9.52%	SF+	5.25%		5/1/2029	1,895	1,878	1,895
													11,844	12,091
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (32)	8/19/2022		12.78%	SF+	8.25%		8/19/2027	6,838	6,713	6,786
			Secured Debt	(9)	8/19/2022		12.84%	SF+	8.25%		8/19/2027	16,380	16,161	16,255
													22,874	23,041
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	32,813							3,248	3,248
			Common Equity		4/1/2024	32,813							33	6,490
													3,281	9,738
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (25) (32)	8/24/2023			SF+	6.50%		8/24/2028	—	(64)	—
			Secured Debt	(9)	8/24/2023		10.78%	SF+	6.50%		8/24/2028	33,607	32,887	33,607
			Secured Debt	(9)	9/10/2024		10.71%	SF+	6.50%		8/24/2028	21,823	21,477	21,823
													54,300	55,430
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9) (25)	8/27/2021			SF+	8.00%		8/27/2026	—	(4)	—
			Secured Debt	(9)	8/27/2021		11.56%	SF+	7.00%		8/27/2026	3,376	3,347	2,901
			Secured Debt	(9)	8/27/2021		13.56%	SF+	9.00%		8/27/2026	3,376	3,347	2,895
													6,690	5,796
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	5,947	5,943	5,947
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	7,107	7,095	7,107
													13,038	13,054
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.68%	SF+	5.25%		8/8/2029	53,320	52,980	53,320
			Common Equity		12/10/2021	864							864	941
													53,844	54,261
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (32)	7/1/2022		11.46%	SF+	7.00%		7/1/2027	2,108	2,076	2,108
			Secured Debt	(9)	7/1/2022		11.45%	SF+	7.00%		7/1/2027	15,489	15,332	15,489
			Common Stock		7/1/2022	638,710							639	690
													18,047	18,287
Team Public Choices, LLC	(11)	Home-Based Care Employment Service Provider
			Secured Debt	(26)	12/22/2020		9.54%	SF+	5.00%		12/18/2027	14,576	14,442	14,525

TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(85)	(85)
			Secured Debt	(9) (25)	12/31/2024			SF+	5.50%		12/31/2029	—	(64)	(64)
			Secured Debt	(9)	12/31/2024		9.90%	SF+	5.50%		12/31/2029	32,172	31,747	31,808
													31,598	31,659
Tectonic Financial, LLC		Financial Services Organization
			Common Stock	(8)	5/15/2017	200,000							2,000	4,720

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(29)	7/7/2021	1,000,000							1,000	2,350

Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.81%	SF+	6.50%		3/11/2029	1,439	1,347	1,439
			Secured Debt	(9)	3/11/2024		10.80%	SF+	6.50%		3/11/2029	33,756	32,889	33,756
			Secured Debt	(9)	2/27/2025		10.80%	SF+	6.50%		3/11/2029	4,319	4,222	4,319
			Preferred Equity		3/11/2024	1,218,750	8.00%			8.00%			1,219	1,400

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

													39,677	40,914
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.72%	SF+	7.40%	6.25%	5/2/2027	9,811	2,767	3,925
			Secured Debt	(14)	6/1/2023						5/2/2027	1,003	20	—
													2,787	3,925
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.33%	SF+	6.00%		7/27/2029	43,121	42,429	42,827
			Common Equity		7/29/2024	1,443,299							1,443	1,680
													43,872	44,507
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.78%	SF+	7.50%		4/5/2029	4,000	3,928	4,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(32)	12/22/2023		11.43%	SF+	7.00%		12/22/2028	7,727	7,577	7,727
			Secured Debt	(9)	12/22/2023		11.44%	SF+	7.00%		12/22/2028	41,863	41,138	41,863
													48,715	49,590
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	1,038,462							1,038	2,820

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%		4/30/2028	10	10	10
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%		4/30/2028	7,388	7,388	7,388
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	4,829	4,829	4,829
			Common Equity		4/30/2025	3,219							3,410	3,660
													15,637	15,887
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,315	2,302	2,181
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	400	389	378
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	16,461	16,387	15,503
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	13,167	13,107	12,400
													32,185	30,462
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25) (32)	11/19/2021			SF+	8.00%		11/19/2026	—	(29)	(29)
			Secured Debt	(9)	11/19/2021		12.56%	SF+	8.00%		11/19/2026	1,874	1,860	1,874
			Secured Debt	(9)	1/16/2024		11.56%	SF+	7.00%		11/19/2026	7,240	7,159	7,240

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Debt	(9)	1/16/2024		13.56%	SF+	9.00%		11/19/2026	7,240	7,159	7,240
													16,149	16,325
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.17%	SF+	5.75%		12/20/2028	23,693	23,462	23,692
			Secured Debt	(9)	12/17/2021		10.12%	SF+	5.75%		12/20/2028	37,249	36,919	37,249
			Secured Debt	(9)	3/31/2025		10.15%	SF+	5.75%		12/20/2028	10,605	10,411	10,605
													70,792	71,546
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.88%	SF+	7.50%		8/9/2026	10,692	10,589	9,137

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	5,211	5,046	5,211
			Secured Debt	(9) (26)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	8,019	7,803	8,019
			Secured Debt	(9)	6/14/2024		10.17%	SF+	6.00%		6/14/2029	6,535	6,428	6,535
			Secured Debt	(9)	6/14/2024		10.31%	SF+	6.00%		6/14/2029	46,784	46,022	46,784
													65,299	66,549
Subtotal Non-Control/Non-Affiliate investments (67.3% of net assets at fair value)													$2,001,002	$1,941,279
Total Portfolio Company investments, June 30, 2025 (176.6% of net assets at fair value)													$4,352,705	$5,093,070

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)													$15,043	$15,043
Fidelity Government Fund (37)													3,353	3,353
Fidelity Treasury (31)													645	645
Total money market funds													$19,041	$19,041
___________________________
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Corporate Facility or SPV Facility (each as defined below) or in support of the debentures guaranteed by the SBA (as defined below) and issued by the Funds (as defined below).

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)
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
(5)“Control” investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)“Affiliate” investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)“Non-Control/Non-Affiliate” investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.30%.
(10)Private Loan (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
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
(16)External Investment Manager (as defined below). Investment is not encumbered as security for the Credit Facilities (as defined below) or in support of the SBA-guaranteed debentures issued by the Funds.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2025.
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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)
(23)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.85% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(24)Investment Date represents the date of initial investment in the security position.
(25)The position is unfunded and no interest income is being earned as of June 30, 2025. The position may earn a nominal unused facility fee on committed amounts.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of June 30, 2025 was approximately 3.95% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2025.
(33)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(34)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(35)Investment is accruing income at the fixed cash rate of 2.50% as of June 30, 2025.
(36)Effective yield as of June 30, 2025 was approximately 4.18% on the Dreyfus Government Cash Management.
(37)Effective yield as of June 30, 2025 was approximately 3.99% on the Fidelity Government Fund.
(38)Investment purchased through a distressed sale with the intention to be sold on a short-term basis.

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Subtotal Control investments (74.6% of net assets at fair value)													$1,415,970	$2,087,890
Affiliate Investments (6)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$612	$611	$609
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	17,474	17,444	17,365
			Common Stock		12/11/2020	654,743							3,148	—
			Warrants	(27)	12/11/2020	574,598					12/11/2025		—	—
													21,203	17,974
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	320	320	266
			Member Units		6/30/2017	2,160,000							2,256	310
													2,576	576
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	6,437	5,652	—
			Secured Debt	(14)	6/28/2024		15.00%			15.00%	4/1/2025	15	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	9,554	5,862	—
			Preferred Member Units		6/30/2015	6	6.00%			6.00%			4,770	—
													16,284	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		10.56%	SF+	6.00%		12/17/2026	900	887	887
			Secured Debt		12/17/2021		12.50%				12/17/2026	19,440	19,364	19,364
			Common Stock		12/17/2021	450,000							4,500	4,740
													24,751	24,991
CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(25)	12/10/2021						12/10/2026	—	(12)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	21,507	21,418	21,507
			Preferred Equity	(8)	12/10/2021	3,310							3,635	14,550
													25,041	36,057
Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	154							—	2,850

Congruent Credit Opportunities Funds	(12) (13)	Investment Partnership
			LP Interests (Congruent Credit Opportunities Fund III, LP)	(8) (30)	2/4/2015	12.49%							2,813	2,276

Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

			Secured Convertible Debt		1/1/2021		15.00%			15.00%	6/30/2028	1,281	1,508	2,663
			Preferred Stock	(8)	8/29/2019	1,133,102	20.00%			20.00%			3,181	3,181
			Preferred Stock		8/21/2018	1,731,044	20.00%			20.00%			2,511	4,272
			Preferred Stock		6/30/2017	2,596,567	19.00%			19.00%			3,667	—
			Preferred Stock		1/15/2015	4,935,377	13.50%			13.50%			7,924	—
			Common Stock		4/1/2020	1,075,992							—	—
													22,048	15,758
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	8,800	8,727	8,727
			Preferred Equity	(8)	2/16/2024	4,000	9.00%			9.00%			4,320	4,320
													13,047	13,047
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	10,765	10,702	10,702
			Preferred Equity	(8)	12/12/2022	3,845							3,845	3,845
													14,547	14,547
Subtotal Affiliate investments (30.3% of net assets at fair value)													$743,441	$846,798
Non-Control/Non-Affiliate Investments (7)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	$7,920	$7,920	$7,773
			Secured Debt	(9) (33)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	18,853	18,826	18,504
													26,746	26,277
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	235							1,844	570

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (25)	11/19/2021			P+	5.00%		11/19/2026	—	(5)	(5)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	6,162	6,138	6,162
													6,133	6,157
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	7,517	7,488	5,985
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	12,230	12,178	9,738
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	5,705	5,645	3,502
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	9,283	9,169	5,697
													34,480	24,922
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions

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

MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (24)	Shares/Units	Total Rate	Reference Rate and Spread (28)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Total Portfolio Company investments, December 31, 2024 (176.3% of net assets at fair value)										$4,237,312	$4,932,669

Money market funds (included in cash and cash equivalents)
Dreyfus Government Cash Management (36)										$3,400	$3,400
Fidelity Government Fund (32)										1,526	1,526
Fidelity Treasury (31)										1,548	1,548
Total money market funds										$6,474	$6,474
___________________________
(1)All investments are LMM portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Corporate Facility or SPV Facility or in support of the debentures guaranteed by the SBA and issued by the Funds.
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
(5)“Control” investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)“Affiliate” investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)“Non-Control/Non-Affiliate” investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
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
(16)External Investment Manager. Investment is not encumbered as security for the Credit Facilities or in support of the SBA-guaranteed debentures issued by the Funds.
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
(28)A majority of the variable rate loans in the Investment Portfolio bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(29)Shares/Units represent ownership in a related real estate or holding entity.
(30)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(31)Effective yield as of December 31, 2024 was approximately 4.10% on the Fidelity Treasury.
(32)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and earns fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
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
Unless otherwise noted or the context otherwise indicates, the terms the “Company” and “Main Street” refer to MSCC and its consolidated subsidiaries, which include the Funds, the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
Main Street’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, Main Street’s consolidated financial statements include the accounts of MSCC and its consolidated subsidiaries. Main Street’s results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024 and financial position as of June 30, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSCC and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of Main Street are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, Main Street is precluded from consolidating other entities in which Main Street has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if Main Street holds a controlling interest in an operating company that provides all or substantially all of its services directly to Main Street. Accordingly, as noted above, Main Street’s consolidated financial statements include the financial position and operating results for the Funds, the Taxable Subsidiaries and the Structured Subsidiaries. Main Street has determined that none of its portfolio investments qualify for this exception, including the investment in the External Investment Manager. Therefore, Main Street’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Portfolio Investment Classification
Main Street classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in which Main Street owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which Main Street owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments. For purposes of determining the classification of its Investment Portfolio, Main Street has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the External Investment Manager.
3.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, Main Street changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for each of the three months ended March 31, 2024, June 30, 2024 and March 31, 2025 are as follows:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$89,807	$—	$89,807
Excise tax expense	—	(922)	(922)
Federal and state income and other tax expenses	—	(2,453)	(2,453)
Net investment income	89,807	(3,375)	86,432
Net investment income per share	$1.05	$(0.03)	$1.02

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(7,565)	$(7,565)
Total income tax (provision) benefit	$(10,940)	$10,940	$—

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$87,300	$—	$87,300
Excise tax expense	—	(272)	(272)
Federal and state income and other tax expenses	—	(3,129)	(3,129)
Net investment income	87,300	(3,401)	83,899
Net investment income per share	$1.01	$(0.04)	$0.97

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(7,669)	$(7,669)
Total income tax (provision) benefit	$(11,070)	$11,070	$—

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$89,810	$—	$89,810
Excise tax expense	—	(1,341)	(1,341)
Federal and state income and other tax expenses	—	(2,572)	(2,572)
Net investment income	89,810	(3,913)	85,897
Net investment income per share	$1.01	$(0.04)	$0.97

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(3,460)	$(3,460)
Total income tax (provision) benefit	$(7,373)	$7,373	$—
The adjustments also impacted the ratio of net investment income to average NAV as presented in Note F — Financial Highlights.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, Main Street performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, Main Street, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each LMM portfolio company at least once every calendar year, and for Main Street’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 19 and 18 LMM portfolio companies during the three months ended June 30, 2025 and 2024, respectively, representing 23% and 21% of the total LMM portfolio at fair value as of June 30, 2025 and 2024, respectively. A total of 68 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025, representing 92% of the total LMM portfolio at fair value as of June 30, 2025. Excluding its investments in LMM portfolio companies that, as of June 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025.

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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, Main Street, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding Main Street’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to Main Street’s investments in each Private Loan portfolio company at least once every calendar year, and for Main Street’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, Main Street may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of Main Street’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. Main Street consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 19 Private Loan portfolio companies during each of the three months ended June 30, 2025 and 2024, representing 26% and 22% of the total Private Loan portfolio at fair value as of June 30, 2025 and 2024, respectively. A total of 64 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025, representing 91% of the total Private Loan portfolio at fair value as of June 30, 2025. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 98% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025.
For valuation purposes, all of Main Street’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, Main Street uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, Main Street generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Main Street generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (96% and 97% as of June 30, 2025 and December 31, 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) Main Street has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
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
For valuation purposes, all of Main Street’s Other Portfolio investments are non-control investments. Main Street’s Other Portfolio investments comprised 2.4% and 2.5% of Main Street’s Investment Portfolio at fair value as of June 30, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, Main Street generally determines the fair value of these investments using the NAV valuation method.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

For valuation purposes, Main Street’s investment in the External Investment Manager is a control investment. Market quotations are not readily available for this investment, and as a result, Main Street determines the fair value of the External Investment Manager using the Waterfall valuation method under the market approach. In estimating the enterprise value, Main Street analyzes various factors, including the entity’s historical and projected financial results, as well as its size, marketability and performance relative to the population of market comparables, and the valuations for comparable publicly traded companies and private transactions involving comparable companies. This valuation approach estimates the value of the investment as if Main Street were to sell, or exit, the investment. In addition, Main Street considers its ability to control the capital structure of the company, as well as the timing of a potential exit, in connection with determining the fair value of the External Investment Manager. Main Street consults with and receives an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investment in the External Investment Adviser on a quarterly basis, including as of June 30, 2025 and December 31, 2024.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Main Street’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of its executive officers to serve as the Board of Directors’ valuation designee. Main Street believes its Investment Portfolio as of June 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Company had $19.0 million and $6.5 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of June 30, 2025 and December 31, 2024, cash balances totaling $64.8 million and $67.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of June 30, 2025, investments on non-accrual status comprised 2.1% of Main Street’s total Investment Portfolio at fair value and 5.0% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of Main Street’s total Investment Portfolio at fair value and 3.5% at cost.
Main Street holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the PIK interest and cumulative dividends in cash. Main Street stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2025 and 2024, (i) 2.3% and 3.7%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.5%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2025 and 2024, (i) 2.6% and 3.5%, respectively, of Main Street’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.7% and 0.4%, respectively, of Main Street’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

A presentation of total investment income Main Street earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$100,857	$100,031	$198,874	$200,136
Dividend income	37,845	26,688	73,871	49,479
Fee income	5,271	5,435	8,274	14,144
Total investment income	$143,973	$132,154	$281,019	$263,759
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs related to Main Street’s Credit Facilities (as defined in Note E — Debt) and its unsecured notes, as well as the commitment fees and leverage fees (3.4% of the total commitment and draw amounts, as applicable) on the SBIC debentures. See further discussion of Main Street’s debt in Note E — Debt. Deferred financing costs incurred in connection with the Credit Facilities are capitalized as an asset. Deferred financing costs incurred in connection with all other debt arrangements are reflected as a direct deduction from the principal amount outstanding.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though Main Street may not have collected the interest income. For the three months ended June 30, 2025 and 2024, 1.7% and 2.0%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2025 and 2024, 1.7% and 1.9%, respectively, of Main Street’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
Phantom Main Street stock units under the Deferred Compensation Plan are not issued shares of Main Street common stock and are not included as outstanding on the Consolidated Statements of Changes in Net Assets until such shares are actually distributed to the participant, but the related phantom stock units are included in weighted-average shares outstanding with the related dollar amount of the deferral included in total expenses in Main Street’s Consolidated Statements of Operations as the deferred fees or compensation represented by such phantom stock units are earned over the service period. Additional phantom stock units from dividends on phantom stock units are included in the Consolidated Statements of Changes in Net Assets as an increase to dividends to stockholders offset by a corresponding increase to additional paid-in capital.

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
As of June 30, 2025 and December 31, 2024, all of Main Street’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of Main Street’s LMM portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, Main Street’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025 and December 31, 2024, Main Street’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of Main Street’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, Main Street’s Other Portfolio investments consisted primarily of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. Main Street also has an equity investment in MSC Income Fund, Inc. (“MSC Income”), which began trading on the New York Stock Exchange (“NYSE”) on January 29, 2025. As a result, beginning on March 31, 2025, Main Street adjusted the basis in its valuation approach to align with the quoted price of MSC Income shares on the NYSE. Therefore, as of June 30, 2025, the equity investment in MSC Income was categorized as a Level 1 investment. The remainder of Main Street’s Other Portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, Main Street did not hold any short-term portfolio investments.
As of June 30, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The following tables provide a summary of the significant unobservable inputs used to fair value Main Street’s Level 3 portfolio investments as of June 30, 2025 and December 31, 2024:

Type of Investment	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (4)	Weighted-Average (4)(5)	Median (4)
Equity investments	$1,744,101	Discounted cash flow	WACC	9.7% - 22.7%	14.5%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1) (3)	5.0x - 9.0x (2)	7.2x	6.5x
Debt investments	$3,301,875	Discounted cash flow	Risk adjusted discount rate (6)	8.3% - 18.6% (2)	12.3%	12.1%
			Expected principal recovery percentage	0.0% - 500.0%	98.8%	100.0%
Debt investments	$25,537	Market approach	Third-party quote	14.5 - 99.7	81.2	55.0
Total Level 3 investments	$5,071,513
___________________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.0x and the range for risk adjusted discount rate is 5.0% - 36.0%.
(3)The fair value of the equity investment in the External Investment Manager is based on a fee multiple of 8.7x. The fair value determination is based on a discounted, blended multiple based on the multiples for similar businesses in active markets and actual multiples used in private transactions.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of changes in fair value of Main Street’s Level 3 portfolio investments for the six months ended June 30, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Out of Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2025
Debt	$3,278,365	$—	$(514,216)	$575,433	$38,415	$(19,812)	$(30,773)	$3,327,412
Equity	1,637,181	(16,810)	(30,679)	80,309	(65,185)	83,449	30,773	1,719,038
Equity Warrant	17,123	—	—	—	—	7,940	—	25,063
	$4,932,669	$(16,810)	$(544,895)	$655,742	$(26,770)	$71,577	$—	$5,071,513
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2024
Debt	$2,883,917	$—	$(406,233)	$753,750	$7,468	$(19,162)	$18,859	$3,238,599
Equity	1,395,744	—	(28,445)	65,122	(960)	75,391	(18,859)	1,487,993
Equity Warrant	6,610	—	—	3,920	—	389	—	10,919
	$4,286,271	$—	$(434,678)	$822,792	$6,508	$56,618	$—	$4,737,511
___________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025 and December 31, 2024, Main Street’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,668,844	$—	$—	$2,668,844
Private Loan portfolio investments	1,920,257	—	—	1,920,257
Middle Market portfolio investments	108,705	—	—	108,705
Other Portfolio investments	122,664	21,557	—	101,107
External Investment Manager	272,600	—	—	272,600
Total investments	$5,093,070	$21,557	$—	$5,071,513

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$2,502,872	$—	$—	$2,502,872
Private Loan portfolio investments	1,904,324	—	—	1,904,324
Middle Market portfolio investments	155,329	—	—	155,329
Other Portfolio investments	124,144	—	—	124,144
External Investment Manager	246,000	—	—	246,000
Total investments	$4,932,669	$—	$—	$4,932,669
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
Main Street’s external asset management business is conducted through its External Investment Manager. The External Investment Manager earns management fees based on the assets under management for External Parties and may earn incentive fees, or a carried interest, based on the performance of the assets managed. Main Street entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, Main Street shares employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities. Main Street allocates the related expenses to the External Investment Manager pursuant to the sharing agreement. Main Street’s total expenses are net of expenses allocated to the External Investment Manager of $5.9 million for each of the three months ended June 30, 2025 and 2024, and $11.2 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2025 and 2024, Main Street did not record investment income from any single portfolio company in excess of 10% of total investment income.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables provide a summary of Main Street’s investments in the LMM and Private Loan portfolios as of June 30, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of June 30, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	88	87
Fair value	$2,668.8	$1,920.3
Cost	$2,105.0	$1,958.0
Debt investments as a % of portfolio (at cost)	70.1%	94.7%
Equity investments as a % of portfolio (at cost)	29.9%	5.3%
% of debt investments at cost secured by first priority lien	99.3%	99.9%
Weighted-average annual effective yield (b)	12.8%	11.4%
Average EBITDA (c)	$10.4	$32.5
___________________________
(a)As of June 30, 2025, Main Street had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2025. The weighted-average annual effective yield on Main Street’s debt portfolio as of June 30, 2025, including debt investments on non-accrual status, was 12.1% for its LMM portfolio and 10.0% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including six LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for Main Street’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended June 30, 2025 and 2024, Main Street achieved an annualized total return on investments of 16.4% and 15.7%, respectively. For each of the six months ended June 30, 2025 and 2024, Main Street achieved an annualized total return on investments of 16.2%. For the year ended December 31, 2024, Main Street achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Main Street’s total return on investments is not reflective of what an investor in shares of Main Street’s common stock will realize on its investment because it does not reflect changes in the market value of Main Street’s stock, Main Street’s utilization of debt capital in its capital structure, Main Street’s expenses or any sales load paid by an investor.
As of June 30, 2025, Main Street had Middle Market portfolio investments in 12 portfolio companies, collectively totaling $108.7 million in fair value and $134.2 million in cost basis, which comprised 2.1% and 3.1% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As of June 30, 2025, Main Street had Other Portfolio investments in 32 entities, spread across 12 investment managers, collectively totaling $122.7 million in fair value and $126.0 million in cost basis, which comprised 2.4% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, Main Street had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of Main Street’s Investment Portfolio at fair value and cost, respectively.
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization, Main Street holds an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2025, this investment had a fair value of $272.6 million and a cost basis of $29.5 million, which comprised 5.4% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of Main Street’s Investment Portfolio at fair value and cost, respectively.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	June 30, 2025	December 31, 2024
First lien debt	81.5%	82.9%
Equity	17.9	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
First lien debt	70.5%	71.4%
Equity	28.7	27.8
Second lien debt	0.1	0.2
Equity warrants	0.5	0.4
Other	0.2	0.2
	100.0%	100.0%
The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments, as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2025	December 31, 2024
West	26.0%	25.1%
Midwest	21.2	22.7
Northeast	19.6	21.2
Southwest	19.5	16.7
Southeast	11.1	11.6
Canada	1.2	1.3
Other Non-United States	1.4	1.4
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
West	25.2%	24.1%
Southwest	23.1	20.1
Midwest	22.4	24.2
Northeast	17.0	19.4
Southeast	9.9	9.7
Canada	1.1	1.2
Other Non-United States	1.3	1.3
	100.0%	100.0%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Main Street’s LMM, Private Loan and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of Main Street’s total combined LMM, Private Loan and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager).

Cost:	June 30, 2025	December 31, 2024
Machinery	8.9%	9.2%
Internet Software & Services	6.7	7.1
Commercial Services & Supplies	6.5	5.5
Electrical Equipment	6.0	3.9
Distributors	5.7	4.0
Professional Services	5.3	5.4
Construction & Engineering	4.4	3.8
Diversified Consumer Services	4.0	4.3
IT Services	4.0	4.1
Auto Components	3.7	4.0
Containers & Packaging	3.7	3.8
Health Care Providers & Services	3.3	4.3
Textiles, Apparel & Luxury Goods	2.7	2.8
Tobacco	2.7	2.8
Energy Equipment & Services	2.6	2.8
Leisure Equipment & Products	2.3	2.4
Software	2.3	2.2
Computers & Peripherals	2.2	2.8
Communications Equipment	2.0	2.1
Specialty Retail	2.0	2.0
Media	1.6	1.7
Food Products	1.5	1.6
Chemicals	1.3	1.3
Food & Staples Retailing	1.3	1.6
Hotels, Restaurants & Leisure	1.3	1.3
Oil, Gas & Consumable Fuels	1.3	—
Aerospace & Defense	1.2	1.6
Internet & Catalog Retail	1.1	1.1
Health Care Equipment & Supplies	0.9	1.1
Diversified Financial Services	0.8	1.4
Building Products	0.4	1.5
Other (1)	6.3	6.5
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2025	December 31, 2024
Machinery	11.0%	11.0%
Commercial Services & Supplies	5.9	4.8
Distributors	5.8	4.2
Diversified Consumer Services	5.8	6.0
Electrical Equipment	5.6	3.7
Internet Software & Services	5.4	5.9
Professional Services	5.3	5.2
Construction & Engineering	4.7	4.3
Computers & Peripherals	4.0	4.6
Containers & Packaging	3.7	3.8
IT Services	3.4	3.7
Auto Components	3.3	3.6
Health Care Providers & Services	3.1	4.5
Tobacco	2.8	2.9
Energy Equipment & Services	2.7	2.9
Specialty Retail	2.5	2.5
Software	2.4	2.3
Textiles, Apparel & Luxury Goods	1.9	1.9
Communications Equipment	1.8	1.4
Leisure Equipment & Products	1.7	1.7
Media	1.7	1.9
Chemicals	1.2	1.2
Food Products	1.2	1.5
Oil, Gas & Consumable Fuels	1.2	—
Aerospace & Defense	1.1	1.6
Food & Staples Retailing	1.1	1.2
Internet & Catalog Retail	0.9	1.0
Diversified Financial Services	0.7	1.3
Building Products	0.4	1.4
Other (1)	7.7	8.0
	100.0%	100.0%
___________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined LMM, Private Loan and Middle Market portfolio investments at each date.
As of June 30, 2025 and December 31, 2024, Main Street had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, Main Street must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that Main Street must utilize to determine if any of Main Street’s Control investments (as defined in Note A — Organization and Basis of Presentation), including those unconsolidated portfolio companies defined as Control investments in which Main Street does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation, are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing Main Street’s investment in the Control investment by the value of Main Street’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control investment for the period being tested by the absolute value of Main Street’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require Main Street to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control investments in which Main Street owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of June 30, 2025, the External Investment Manager qualified as a significant subsidiary under the income test of Rule 4-08(g) of Regulation S-X. The summarized financial information for the External Investment Manager is included in Note D — External Investment Manager. As of December 31, 2024, Main Street had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — EXTERNAL INVESTMENT MANAGER
As discussed further in Note A.1. — Organization and Basis of Presentation — Organization and Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition, the External Investment Manager provides investment management and other services to External Parties. The External Investment Manager is accounted for as a portfolio investment of Main Street since the External Investment Manager conducts all of its investment management activities for External Parties.
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
Main Street shares employees with the External Investment Manager and allocates costs related to such shared employees to the External Investment Manager generally based on a combination of the direct time spent, new investment activities and assets under management, depending on the nature of the expense. The total contribution of the External Investment Manager to Main Street’s net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2025 and 2024, the total contribution to Main Street’s net investment income was $8.7 million and $9.2 million, respectively. For the six months ended June 30, 2025 and 2024, the total contribution to Main Street’s net investment income was $16.6 million and $17.8 million, respectively.
Summarized financial information from the separate financial statements of the External Investment Manager as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 is as follows:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Accounts receivable - advisory clients	$10,688	$10,183
Intangible asset	29,500	29,500
Total assets	$40,188	$39,683

Accounts payable to MSCC and its subsidiaries	$7,839	$7,785
Dividend payable to MSCC and its subsidiaries	2,849	2,398
Equity	29,500	29,500
Total liabilities and equity	$40,188	$39,683

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Management fee income	$5,707	$5,886	$11,459	$11,603
Incentive fees	3,721	4,117	6,411	7,983
Administrative services fees	172	159	346	315
Total revenues	9,600	10,162	18,216	19,901
Expenses allocated from MSCC or its subsidiaries:
Salaries, share-based compensation and other personnel costs	(4,921)	(5,021)	(9,472)	(9,855)
Other G&A expenses	(971)	(866)	(1,756)	(1,591)
Total allocated expenses	(5,892)	(5,887)	(11,228)	(11,446)
Other direct G&A expenses	(11)	(15)	(49)	(24)
Total expenses	(5,903)	(5,902)	(11,277)	(11,470)
Pre-tax income	3,697	4,260	6,939	8,431
Tax expense	(848)	(948)	(1,596)	(2,118)
Net income	$2,849	$3,312	$5,343	$6,313

NOTE E — DEBT
Summary of Main Street’s debt as of June 30, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance (Costs)/Premiums (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
Corporate Facility	$301,000	$—	$301,000	$301,000
SPV Facility	176,000	—	176,000	176,000
July 2026 Notes	500,000	(548)	499,452	490,030
June 2027 Notes	400,000	(575)	399,425	409,448
March 2029 Notes	350,000	(2,639)	347,361	364,606
SBIC debentures	350,000	(5,995)	344,005	300,329
December 2025 Notes	150,000	(259)	149,741	150,329
Total Debt	$2,227,000	$(10,016)	$2,216,984	$2,191,742
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
Summarized interest expense for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Corporate Facility	$5,867	$7,240	$10,324	$11,522
SPV Facility	3,771	3,096	7,587	4,774
July 2026 Notes	3,882	3,882	7,763	7,763
June 2027 Notes	6,572	1,473	13,144	1,473
March 2029 Notes	6,261	6,261	12,522	11,747
SBIC debentures	3,135	2,273	6,286	4,979
December 2025 Notes	3,031	3,031	6,061	6,061
May 2024 Notes	—	1,905	—	7,618
Total Interest Expense	$32,519	$29,161	$63,687	$55,937
A summary of Main Street’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Weighted-average borrowings outstanding	$2,233.1	$2,019.4	$2,192.0	$2,000.9
Weighted-average effective interest rate	5.8%	5.8%	5.8%	5.6%

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Corporate Facility
Main Street maintains a multi-year revolving credit facility (the “Corporate Facility”) to provide additional liquidity to support its investment and operational activities. In April 2025, Main Street entered into an amendment to the Corporate Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus a credit spread adjustment of 0.10% plus (a) 1.775% prior to satisfying certain step-down conditions or (b) 1.65% after satisfying certain step-down conditions, (ii) increase the revolving commitments to $1.145 billion, (iii) increase the accordion feature providing Main Street with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.718 billion and (iv) extend the revolving period and final maturity date through April 2029 and to April 2030, respectively.
As of June 30, 2025, the Corporate Facility included (i) total commitments of $1.145 billion from a diversified group of 19 lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $1.718 billion and (iii) a revolving period through April 2029 and a final maturity date in April 2030.
As of June 30, 2025, borrowings under the Corporate Facility bore interest, subject to Main Street’s election and resetting on a monthly basis on the first of each month, at a rate equal to the applicable SOFR plus a credit spread adjustment of 0.10% plus 1.775% (or 1.65% after satisfying certain step-down conditions in the future). Main Street pays unused commitment fees of 0.25% on the unused lender commitments under the Corporate Facility. The Corporate Facility is secured by a first lien on the assets of MSCC and its subsidiaries, excluding the equity ownership and assets of the Funds, the Structured Subsidiaries and the External Investment Manager. In connection with the Corporate Facility, MSCC has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2025, the interest rate for borrowings on the Corporate Facility was 6.2%. The average interest rate for borrowings under the Corporate Facility was 6.2% and 7.3% for the three months ended June 30, 2025 and 2024, respectively, and 6.3% and 7.3% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, Main Street was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
Main Street, through MSCC Funding I, LLC (“MSCC Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) to finance its investment and operational activities. In April 2025, Main Street entered into an amendment to the SPV Facility to, among other things: (i) decrease the interest rate to the applicable SOFR plus an applicable margin of (a) 1.95% during the revolving period (from 2.35%), (b) 2.075% for the first year following the end of the revolving period (from 2.475%) and (c) 2.20% for the second year following the end of the revolving period (from 2.60%), (ii) extend the revolving period from through September 2027 to through September 2028, (iii) extend the final maturity date from September 2029 to September 2030 and (iv) decrease the unused fee to 0.40% (from 0.50%) on the unused amount up to 50% (from 35%) of the commitment amount.
As of June 30, 2025, the SPV Facility included (i) total commitments of $600.0 million from a diversified group of six lenders, (ii) an accordion feature providing MSCC Funding with the right to request increases in commitments under the facility, subject to the satisfaction of various conditions, from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $800.0 million and (iii) a revolving period through September 2028 and a final maturity date in September 2030. Advances under the SPV Facility bear interest at a rate equal to the applicable SOFR in effect, plus an applicable margin of 1.95% during the revolving period and 2.075% and 2.20% during the first and second years thereafter, respectively. MSCC Funding pays a commitment fee of 0.40% on the unused lender commitments up to 50% of the total lender commitments and 0.75% on the unused lender commitments greater than 50% of the total lender commitments. The SPV Facility is secured by a collateral loan on the assets of MSCC Funding and its subsidiaries. In connection with the SPV Facility, MSCC Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025, the interest rate for borrowings on the SPV Facility was 6.3%. The average interest rate for borrowings under the SPV Facility was 6.4% and 7.9% for the three months ended June 30, 2025 and 2024, respectively, and 6.5% and 7.9% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, MSCC Funding was in compliance with all financial covenants of the SPV Facility.
MSCC Funding’s balance sheets as of June 30, 2025 and December 31, 2024 are as follows:
Balance Sheets
(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-Control investments (cost: $351,592 and $351,053 as of June 30, 2025 and December 31, 2024, respectively)	$349,140	$350,892
Cash and cash equivalents	7,785	11,212
Interest and dividend receivable and other assets	3,581	4,124
Deferred financing costs (net of accumulated amortization of $2,565 and $1,859 as of June 30, 2025 and December 31, 2024, respectively)	7,833	6,512
Total assets	$368,339	$372,740
LIABILITIES
SPV Facility	$176,000	$176,000
Accounts payable and other liabilities to affiliates	—	65
Interest payable	1,096	1,229
Total liabilities	177,096	177,294
NET ASSETS
Contributed capital	123,490	138,088
Total undistributed earnings	67,753	57,358
Total net assets	191,243	195,446
Total liabilities and net assets	$368,339	$372,740

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

MSCC Funding’s statements of operations for the three and six months ended June 30, 2025 and 2024 are as follows:
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Non‑Control/Non‑Affiliate investments	$10,491	$10,118	$21,089	$21,185
Total investment income	10,491	10,118	21,089	21,185
EXPENSES:
Interest	(3,771)	(3,096)	(7,587)	(4,774)
Management fee to MSCC	(453)	(395)	(743)	(800)
General and administrative	(6)	(18)	(75)	(36)
Total expenses	(4,230)	(3,509)	(8,405)	(5,610)
NET INVESTMENT INCOME	6,261	6,609	12,684	15,575
NET UNREALIZED APPRECIATION (DEPRECIATION):
Non‑Control/Non‑Affiliate investments	(2,353)	(769)	(2,290)	(1,246)
Total net unrealized depreciation	(2,353)	(769)	(2,290)	(1,246)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,908	$5,840	$10,394	$14,329

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
As of June 30, 2025, Main Street was in compliance with all covenants and other requirements of the July 2026 Notes.
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
As of June 30, 2025, Main Street was in compliance with all covenants and other requirements of the June 2027 Notes.
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
As of June 30, 2025, Main Street was in compliance with all covenants and other requirements of the March 2029 Notes.
SBIC Debentures
Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, Main Street, through the Funds, had $350.0 million of outstanding SBIC debentures as of both June 30, 2025 and December 31, 2024. SBIC debentures provide for interest to be paid semiannually, with principal due at the applicable 10-year maturity date of each debenture. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. The weighted-average annual interest rate on the SBIC debentures was 3.3% as of both June 30, 2025 and December 31, 2024. The first principal maturity due under the existing SBIC debentures is in 2027, and the weighted-average remaining duration as of June 30, 2025 was 5.1 years. In accordance with SBIC regulations, the Funds are precluded from incurring additional non-SBIC debt without the prior approval of the SBA. Main Street expects to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025, the SBIC debentures consisted of (i) $175.0 million par value of SBIC debentures issued by MSMF, with a recorded value of $170.6 million net of unamortized debt issuance costs of $4.4 million, and (ii) $175.0 million par value of SBIC debentures issued by MSC III, with a recorded value of $173.4 million net of unamortized debt issuance costs of $1.6 million.
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
As of June 30, 2025, Main Street was in compliance with all covenants and other requirements of the December 2025 Notes.
May 2024 Notes
In May 2024, Main Street repaid the $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”) at maturity at par value plus the accrued and unpaid interest.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of Main Street for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$31.65	$29.20
Net investment income (1)	1.96	1.99
Net realized gain (loss) (1)(2)	0.26	(0.10)
Net unrealized appreciation (1)(2)	0.49	0.74
Income tax provision on net realized gain and net unrealized appreciation (1)(2)	(0.03)	(0.18)
Net increase in net assets resulting from operations (1)	2.68	2.45
Dividends paid from net investment income (3)	(2.10)	(2.04)
Dividends paid (3)	(2.10)	(2.04)
Impact of the net change in monthly dividends declared prior to the end of the period and paid in the subsequent period	—	(0.01)
Accretive effect of stock offerings (issuing shares above NAV per share)	0.08	0.21
Accretive effect of DRIP issuance (issuing shares above NAV per share)	0.09	0.07
Other (4)	(0.10)	(0.08)
NAV as of the end of the period	$32.30	$29.80
Market value as of the end of the period	$59.10	$50.49
Shares outstanding as of the end of the period	89,282,595	86,552,506
___________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and related income tax provision or benefit can fluctuate significantly from period to period.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$2,884,217	$2,578,956
Average NAV	$2,840,729	$2,524,108
Average outstanding debt	$2,206,714	$2,051,543

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV (1)(2)	3.86%	4.31%
Ratio of operating expenses to average NAV (2)(3)	3.45%	3.43%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)	1.20%	1.22%
Ratio of net investment income to average NAV (2)	6.13%	6.75%
Portfolio turnover ratio (2)	11.40%	8.62%
Total investment return (2)(4)	4.67%	21.97%
Total return based on change in NAV (2)(5)	8.53%	8.47%
___________________________
(1)Total expenses are the sum of operating expenses and all tax expenses. The total tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to book versus tax differences on income at the Taxable Subsidiaries that is included in net investment income, the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. Main Street is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, compensation, general and administrative and share-based compensation expenses, net of expenses allocated to the External Investment Manager of $11.2 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
Summarized dividend information for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Regular monthly dividends per share	$0.75	$0.72	$1.50	$1.44
Supplemental quarterly dividends per share	0.30	0.30	0.60	0.60
Total dividends per share	$1.05	$1.02	$2.10	$2.04

Total regular monthly dividends paid	$66,908	$61,958	$133,416	$123,226
Total supplemental quarterly dividends paid	26,818	25,996	53,457	51,563
Total dividends paid	$93,726	$87,954	$186,873	$174,789
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(estimated, in thousands)
Net increase in net assets resulting from operations	$238,616	$209,835
Book-tax difference from share-based compensation expense	(15,311)	(10,123)
Net unrealized appreciation	(44,239)	(63,693)
Income tax provision	11,642	22,010
Pre-tax book income not consolidated for tax purposes	(85,884)	(33,694)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	52,988	29,576
Estimated taxable income (1)	157,812	153,911
Taxable income earned in prior year and carried forward for distribution in current year	120,488	56,142
Taxable income earned prior to period end and carried forward for distribution next period	(113,496)	(55,633)
Dividend payable as of period end and paid in the following period	22,767	21,205
Total distributions accrued or paid to common stockholders	$187,571	$175,625
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The income tax provision for Main Street is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on Main Street’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in Main Street’s Consolidated Statements of Operations. Main Street’s net investment income related taxes were comprised of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(164)	$329	$—	$657
State and other	487	997	1,147	1,878
Excise	818	272	2,159	1,193
Total current tax expense	1,141	1,598	3,306	3,728

Deferred tax expense:
Federal	3,575	1,600	5,470	2,398
State and other	435	203	288	650
Total deferred tax expense	4,010	1,803	5,758	3,048

Total net investment income tax provision	$5,151	$3,401	$9,064	$6,776

Investment valuation related taxes
Current tax expense:
Federal	$4,071	$—	$4,391	$—
Total current tax expense	4,071	—	4,391	—

Deferred tax expense (benefit):
Federal	(3,343)	7,267	(72)	14,120
State and other	(1,610)	402	(1,741)	1,114
Total deferred tax expense (benefit)	(4,953)	7,669	(1,813)	15,234

Total investment valuation related income tax provision (benefit)	$(882)	$7,669	$2,578	$15,234

Total income tax provision	$4,269	$11,070	$11,642	$22,010
The net deferred tax liability as of June 30, 2025 and December 31, 2024 was $90.1 million and $86.1 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of June 30, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which is not subject to expiration and will carryforward indefinitely until utilized. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE H — COMMON STOCK
Main Street maintains a program with certain selling agents through which it can sell shares of its common stock by means of at-the-market offerings from time to time (the “ATM Program”). During the six months ended June 30, 2025, Main Street sold 280,730 shares of its common stock at a weighted-average price of $57.47 per share and raised $16.1 million of gross proceeds under the ATM Program. Net proceeds were $15.8 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2025, sales transactions representing 7,482 shares had not settled and thus were not issued and not included in shares issued and outstanding on the face of the Consolidated Balance Sheets but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2025, Main Street entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of June 30, 2025, 19,790,632 shares remained available for sale under the ATM Program.
During the year ended December 31, 2024, Main Street sold 2,489,275 shares of its common stock at a weighted-average price of $49.75 per share and raised $123.8 million of gross proceeds under the ATM Program. Net proceeds were $122.2 million after commissions to the selling agents on shares sold and offering costs.
NOTE I — DIVIDEND REINVESTMENT PLAN
The dividend reinvestment feature of Main Street’s dividend reinvestment and direct stock purchase plan (the “DRIP”) provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if Main Street declares a cash dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividend automatically reinvested into additional shares of Main Street common stock. The share requirements of the DRIP may be satisfied through the issuance of shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of Main Street’s common stock on the valuation date determined for each dividend by Main Street’s Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased, before any associated brokerage or other costs. Main Street’s DRIP is administered by its transfer agent on behalf of Main Street’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in Main Street’s DRIP but may provide a similar dividend reinvestment plan for their clients.
Summarized DRIP information for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
DRIP participation	$18,466	$17,229
Shares issued for DRIP	324,454	366,496

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
Main Street’s Board of Directors approves the issuance of shares of restricted stock to Main Street employees pursuant to the Main Street Capital Corporation 2022 Equity and Incentive Plan (the “Equity and Incentive Plan”). These shares generally vest over a three-year or five-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances approved by Main Street’s Board of Directors under the Equity and Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2025.

Restricted stock authorized under the plan	5,000,000
Less net restricted stock granted	(1,488,038)
Restricted stock available for issuance as of June 30, 2025	3,511,962
As of June 30, 2025, the following table summarizes the restricted stock issued to Main Street’s non-employee directors and the remaining shares of restricted stock available for issuance pursuant to the Main Street Capital Corporation 2022 Non-Employee Director Restricted Stock Plan. These shares are granted upon appointment or election to the board and vest on the day immediately preceding the annual meeting of stockholders following the respective grant date and are expensed over such service period.

Restricted stock authorized under the plan	300,000
Less net restricted stock granted	(14,455)
Restricted stock available for issuance as of June 30, 2025	285,545
For the three months ended June 30, 2025 and 2024, Main Street recognized total share-based compensation expense of $5.4 million and $4.9 million, respectively, related to the restricted stock issued to Main Street employees and non-employee directors. For the six months ended June 30, 2025 and 2024, Main Street recognized total share-based compensation expense of $10.3 million and $9.0 million, respectively.
Summarized RSA activity for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025
	Number		Weighted-Average Grant-Date Fair Value
Restricted Stock Awards (RSAs):	of Shares		(dollars per share)
Non-vested, December 31, 2024	1,039,417		$43.62
Granted (1)	455,810		57.71
Vested (1)(2)	(455,608)		42.95
Forfeited	(13,231)		50.76
Non-vested, June 30, 2025	1,026,388		$50.08
Aggregate intrinsic value as of June 30, 2025 (in thousands)	$60,660	(3)
___________________________
(1)Restricted units generally vest over a three-year or five-year period from the grant date (as noted above).
(2)Vested shares included 177,024 shares withheld for payroll taxes paid on behalf of employees.
(3)Aggregate intrinsic value is the product of total non-vested restricted shares as of June 30, 2025 and $59.10 per share, the closing price of Main Street’s common stock on June 30, 2025.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025, there was $46.0 million of total unrecognized compensation expense related to Main Street’s non-vested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of 2.8 years as of June 30, 2025.
NOTE K — COMMITMENTS AND CONTINGENCIES
As of June 30, 2025, Main Street had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund Investments
Brightwood Capital Fund V, LP	$500
Brightwood Capital Fund III, LP	65
565

EnCap Equity - Fund XII, LP	7,083

Harris Preston Fund Investments
HPEP 4, L.P.	5,742
HPEP 3, L.P.	1,308
423 AER II, LP	211
7,261

MS Private Loan Fund I, LP	750

MS Private Loan Fund II, LP	6,000

UnionRock Energy Fund Investments
UnionRock Energy Fund III, LP	4,782
UnionRock Energy Fund II, LP	2,472
7,254

Total Equity Commitments (1)(2)	$28,913

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Mission Critical Group	$39,040
ZRG Partners, LLC	20,795
TEC Services, LLC	16,167
Creative Foam Corporation	15,375
HEADLANDS OP-CO LLC	12,150
MS Private Loan Fund I, LP	11,000
MS Private Loan Fund II, LP	10,000
GradeEight Corp.	9,380
Ansira Partners II, LLC	8,341

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Richardson Sales Solutions	7,806
JDC Power Services, LLC	7,263
South Coast Terminals Holdings, LLC	7,160
California Splendor Holdings LLC	6,000
BP Loenbro Holdings Inc.	5,469
ITA Holdings Group, LLC	5,310
SI East, LLC	5,250
Electro Technical Industries, LLC	4,588
Gamber-Johnson Holdings, LLC	3,752
AVEX Aviation Holdings, LLC	3,684
Microbe Formulas, LLC	3,601
CenterPeak Holdings, LLC	3,600
Winter Services LLC	3,333
VVS Holdco LLC	3,200
Metalforming Holdings, LLC	2,795
PTL US Bidco, Inc	2,703
Career Team Holdings, LLC	2,700
Insight Borrower Corporation	2,572
ArborWorks, LLC	2,534
IG Parent Corporation	2,500
IG Investor, LLC	2,400
Centre Technologies Holdings, LLC	2,400
CQ Fluency, LLC	2,250
Titan Meter Midco Corp.	2,159
Batjer TopCo, LLC	2,070
Bluestem Brands, Inc.	2,044
Garyline, LLC	2,002
The Affiliati Network, LLC	2,000
Coregistics Buyer LLC	1,908
Channel Partners Intermediateco, LLC	1,864
Victory Energy Operations, LLC	1,723
Mills Fleet Farm Group, LLC	1,672
Pinnacle TopCo, LLC	1,600
Colonial Electric Company LLC	1,600
Trantech Radiator Topco, LLC	1,600
Chamberlin Holding LLC	1,600
BDB Holdings, LLC	1,380
American Health Staffing Group, Inc.	1,333
Escalent, Inc.	1,326
Implus Footcare, LLC	1,272
Clad-Rex Steel, LLC	1,200
B-O-F Corporation	1,161
KMS, LLC	1,086
SPAU Holdings, LLC	1,086
ATS Operating, LLC	1,080

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

RFG AcquireCo, LLC	1,000
RA Outdoors LLC	917
Bond Brand Loyalty ULC	856
Orttech Holdings, LLC	800
Mystic Logistics Holdings, LLC	800
Barfly Ventures, LLC	760
Burning Glass Intermediate Holding Company, Inc.	639
Jensen Jewelers of Idaho, LLC	500
Wash & Wax Systems LLC	473
Cody Pools, Inc.	443
Mini Melts of America, LLC	414
Island Pump and Tank, LLC	274
Roof Opco, LLC	233
GRT Rubber Technologies LLC	204
GULF PACIFIC ACQUISITION, LLC	151
Obra Capital, Inc.	148
AAC Holdings, Inc.	50
HDC/HW Intermediate Holdings	45
Invincible Boat Company, LLC.	42

Total Loan Commitments	$278,633

Total Commitments	$307,546
___________________________
(1)This table excludes commitments related to five additional Other Portfolio investments for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses. The Company does not expect any material future capital to be called on its commitment to these investments and as a result has excluded those commitments from this table.
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
Main Street will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). Main Street follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2025.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NOTE L — RELATED PARTY TRANSACTIONS
As discussed further in Note D — External Investment Manager, the External Investment Manager is treated as a wholly-owned portfolio company of Main Street and is included as part of Main Street’s Investment Portfolio. As of June 30, 2025, Main Street had a receivable of $10.7 million due from the External Investment Manager, which included (i) $7.8 million related primarily to operating expenses incurred by Main Street as required to support the External Investment Manager’s business and amounts due from the External Investment Manager to Main Street under a tax sharing agreement (see further discussion in Note D — External Investment Manager) and (ii) $2.8 million of dividends declared but not paid by the External Investment Manager. MSCC has entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for the External Investment Manager’s relationship with MSC Income and its other clients (see further discussion in Note A.1. — Organization and Basis of Presentation — Organization and Note D — External Investment Manager).
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
The following table summarizes Main Street’s purchases of MSC Income’s common stock for the three months ended June 30, 2025 pursuant to the share purchase plan.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except shares and per share amounts)
April 1 through April 30, 2025	3,054	$14.59	3,054	$19,955
May 1 through May 31, 2025	26	14.97	26	19,955
June 1 through June 30, 2025	—	—	—	19,955
___________________________
(1)Includes broker commissions.

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2025, Main Street owned 1,377,952 shares of MSC Income’s common stock. Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors and MSC Income’s board of directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of each board. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
In December 2020, the External Investment Manager entered into an investment management agreement with Private Loan Fund I to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund I is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund I’s initial closing in December 2020, Main Street committed to contribute up to $10.0 million as a limited partner and is entitled to distributions on such interest. In February 2022, Main Street increased its total commitment to Private Loan Fund I from $10.0 million to $15.0 million. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund I as limited partners and therefore have direct pecuniary interests in Private Loan Fund I. As of June 30, 2025, Main Street has funded $14.2 million of its limited partner commitment and Main Street’s unfunded commitment was $0.8 million. Main Street’s limited partner commitment to Private Loan Fund I was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
In March 2022, Main Street provided Private Loan Fund I with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated March 17, 2022 (as amended, the “PL Fund 2022 Note”), which provides for borrowings up to $15.0 million. Borrowings under the PL Fund 2022 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, can be advanced through March 2026 and mature in March 2027. Available borrowings under the PL Fund 2022 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund I (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund 2022 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2025, there were $4.0 million of borrowings outstanding under the PL Fund 2022 Note.
In September 2023, the External Investment Manager entered into an investment management agreement with Private Loan Fund II to provide investment advisory and management services in exchange for an asset-based fee and certain incentive fees. Private Loan Fund II is a private investment fund exempt from registration under the 1940 Act that co-invests with Main Street in Main Street’s Private Loan investment strategy. In connection with Private Loan Fund II’s initial closing in September 2023, Main Street committed to contribute up to $15.0 million (limited to 20% of total commitments) as a limited partner and is entitled to distributions on such interest. In addition, certain of Main Street’s officers and employees (and certain of their immediate family members) have made capital commitments to Private Loan Fund II as limited partners and therefore have direct pecuniary interests in Private Loan Fund II. As of June 30, 2025, Main Street has funded $9.0 million of its limited partner commitment and Main Street’s unfunded commitment was $6.0 million. Main Street’s limited partner commitment to Private Loan Fund II was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act.
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

MAIN STREET CAPITAL CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In November 2024, Main Street provided Private Loan Fund II with a revolving line of credit pursuant to a Secured Revolving Promissory Note, dated November 22, 2024 (the “PL Fund II 2024 Note”), which provides for borrowings up to $10.0 million. Borrowings under the PL Fund II 2024 Note bear interest at a rate of SOFR plus 3.0%, subject to a 2.0% SOFR floor, and mature on the date upon which Private Loan Fund II’s investment period concludes, which is scheduled to occur in June 2029. Available borrowings under the PL Fund II 2024 Note are subject to a 0.25% non-use fee. The borrowings are collateralized by all assets of Private Loan Fund II (other than the assets of its special purpose vehicle financing subsidiary). The PL Fund II 2024 Note was unanimously approved by Main Street’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. As of June 30, 2025, there were no borrowings outstanding under the PL Fund II 2024 Note.
As described in Note B.9. — Summary of Significant Accounting Policies — Deferred Compensation Plan, participants in the Deferred Compensation Plan elect one or more investment options, including phantom Main Street stock units, interests in affiliated funds and various mutual funds, where their deferred amounts are notionally invested pending distribution pursuant to participant elections and plan terms. As of June 30, 2025, $30.1 million of directors’ fees and employee compensation, plus net unrealized gains and losses and investment income, and minus previous distributions, was deferred under the Deferred Compensation Plan. As of June 30, 2025, $11.4 million was deferred into phantom Main Street stock units, representing 193,549 shares of Main Street’s common stock. In addition, as of June 30, 2025, the Company had $18.7 million of funded investments from deferred compensation in trust, including $2.1 million in Private Loan Fund I and $4.5 million in Private Loan Fund II.
NOTE M — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In August 2025, Main Street declared a supplemental dividend of $0.30 per share payable in September 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that Main Street declared of $0.255 per share for each month of July, August and September 2025, or total regular monthly dividends of $0.765 per share for the third quarter of 2025, resulting in total dividends declared for the third quarter of 2025 of $1.065 per share.

In August 2025, Main Street also declared regular monthly dividends of $0.255 per share for each month of October, November and December of 2025. These regular monthly dividends equal a total of $0.765 per share for the fourth quarter of 2025, representing a 4.1% increase from the regular monthly dividends paid in the fourth quarter of 2024. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2025, Main Street will have paid $46.855 per share in cumulative dividends since its October 2007 initial public offering.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
Majority-Owned Investments
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	$—	$—	$—	$—	$—	$—	$—
	17.50%				Secured Debt	(8)	—	—	360	4,048	6	100	3,954
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	40	—	5,300	40	—	5,340
					Warrants	(8)	—	—	—	—	—	—	—
BDB Holdings, LLC					Preferred Equity	(7)	—	(1,060)	—	18,920	—	1,060	17,860
	12.00%				Secured Debt (12)	(7)	—	—	17	—	420	—	420
Brewer Crane Holdings, LLC	14.48%	SF+	10.00%		Secured Debt	(9)	—	—	364	5,016	—	—	5,016
					Preferred Member Units	(9)	—	(1,420)	60	4,680	—	1,420	3,260
Café Brazil, LLC					Member Units	(8)	—	(190)	34	1,200	—	190	1,010
California Splendor Holdings LLC	14.00%				Secured Debt	(9)	—	388	1,933	28,465	593	3,292	25,766
					Secured Debt (12)	(9)	—	—	44	1,506	18	1,540	(16)
					Preferred Member Units	(9)	—	(6,940)	125	22,215	—	6,940	15,275
	15.00%			15.00%	Preferred Member Units	(9)	—	—	823	10,909	823	—	11,732
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(5)	—	(5)	312	6,760	5	485	6,280
	10.00%				Secured Debt	(5)	—	—	48	973	—	22	951
					Member Units	(5)	—	1,300	811	10,990	1,300	—	12,290
					Member Units	(5)	—	320	—	950	320	—	1,270
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	(3)	119	—	4,197	425	3,772
	12.50%				Secured Debt	(8)	—	(6)	2,375	39,227	7	2,154	37,080
					Preferred Member Units	(8)	—	(660)	1,344	67,810	—	660	67,150
CompareNetworks Topco, LLC	13.48%	SF+	9.00%		Secured Debt	(9)	—	—	204	2,903	11	210	2,704
					Preferred Member Units	(9)	—	(1,630)	—	11,260	—	1,630	9,630
Cybermedia Technologies, LLC					Secured Debt	(6)	—	—	5	—	—	—	—
	13.00%				Secured Debt	(6)	—	(592)	1,810	27,116	28	681	26,463
					Preferred Member Units	(6)	—	(15,000)	125	15,000	—	15,000	—
					Preferred Equity	(6)	—	1,000	—	—	3,500	100	3,400
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	36	493	721	540	674
	10.00%				Secured Debt	(8)	—	(689)	471	7,947	68	823	7,192
					Preferred Member Units	(8)	—	(600)	—	240	360	600	—
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(14)	23	—	14	14	—
	14.00%				Secured Debt	(9)	—	(20)	1,669	23,902	20	840	23,082
					Preferred Stock	(9)	—	540	—	17,930	540	—	18,470
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(25)	4,252	73,126	25	825	72,326
					Member Units	(5)	—	—	3,484	114,750	—	—	114,750
Garreco, LLC					Member Units	(8)	—	(230)	39	2,060	—	230	1,830
GRT Rubber Technologies LLC	10.48%	SF+	6.00%		Secured Debt (12)	(8)	—	(2)	167	3,146	2	2	3,146
	12.48%	SF+	8.00%		Secured Debt	(8)	—	(23)	2,561	40,493	23	23	40,493
					Member Units	(8)	—	930	3,128	45,890	930	—	46,820
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	467	—	1,518	360	—	1,878

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
					Preferred Equity	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	24	115	1,572	28	—	1,600
	13.00%				Secured Debt	(6)	—	209	2,330	35,257	247	440	35,064
					Common Equity	(6)	—	3,330	—	16,230	3,330	—	19,560
Jensen Jewelers of Idaho, LLC		P+	6.75%		Secured Debt (12)	(9)	—	—	—	—	—	—	—
	14.25%	P+	6.75%		Secured Debt	(9)	—	—	102	1,498	—	320	1,178
					Member Units	(9)	—	(280)	544	11,820	—	280	11,540
MSC Adviser I, LLC					Member Units	(8)	—	26,600	5,342	246,000	26,600	—	272,600
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(6)	—	(4)	292	5,746	4	4	5,746
					Common Stock	(6)	—	410	1,972	26,370	410	—	26,780
NRP Jones, LLC	12.00%				Secured Debt	(5)	—	—	137	2,178	6	—	2,184
					Member Units	(5)	—	(1,601)	—	2,696	—	1,601	1,095
					Member Units	(5)	—	(49)	—	94	—	49	45
					Preferred Equity	(5)	—	756	—	—	1,238	—	1,238
					Common Equity	(5)	—	—	—	—	1,200	—	1,200
OMi Topco, LLC					Secured Debt	(8)	—	(30)	207	9,000	—	9,000	—
					Secured Debt	(8)	—	—	434	—	—	—	—
	12.00%				Secured Debt	(8)	—	44	146	—	19,000	—	19,000
					Preferred Member Units	(8)	—	4,900	14,093	72,720	4,900	—	77,620
PPL RVs, Inc.		SF+	7.00%		Secured Debt	(8)	—	(1)	1	—	1	1	—
	11.48%	SF+	7.00%		Secured Debt	(8)	—	(26)	946	16,456	26	1,154	15,328
					Common Stock	(8)	—	1,140	261	17,110	1,140	—	18,250
					Common Stock	(8)	—	61	—	514	61	—	575
Principle Environmental, LLC	13.00%				Secured Debt	(8)	—	—	330	4,861	9	—	4,870
					Preferred Member Units	(8)	—	1,190	654	12,600	1,190	—	13,790
					Common Stock	(8)	—	60	—	600	60	—	660
Quality Lease Service, LLC					Member Units	(7)	—	—	—	460	—	—	460
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	—	(39)	—	12	(51)
	12.50%			10.00%	Secured Debt	(9)	—	—	—	14,562	—	427	14,135
					Preferred Equity	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	2	(1)	—	—	(1)
	13.50%				Secured Debt	(7)	—	—	551	7,855	14	—	7,869
					Common Stock	(7)	—	890	58	8,570	890	—	9,460
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	68	(33)	1,727	—	1,694
	13.00%				Secured Debt	(8)	—	—	3,202	47,792	49	—	47,841
					Preferred Equity	(8)	—	—	232	22,686	—	215	22,471
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	106	2,100	—	—	2,100
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	22	(1,627)	—	7,003	22	2,745	4,280
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Ziegler’s NYPD, LLC	12.00%				Secured Debt	(8)	—	—	107	1,750	—	—	1,750

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
					Preferred Member Units	(8)	—	(270)	—	320	—	270	50
					Warrants	(8)	—	—	—	—	—	—	—
Other Controlled Investments
2717 MH, L.P.					LP Interests (2717 MH, L.P.)	(8)	5,466	(4,945)	—	8,818	4,046	11,178	1,686
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	64	—	383	64	—	447
					LP Interests (2717 GRE-LP, L.P.)	(8)	—	—	—	441	—	—	441
HPEP 423 COR, LP					LP Interests (423 COR, L.P.)	(8)	—	981	—	4,187	981	—	5,168
American Nuts, LLC					Preferred Equity	(9)	—	(1,180)	—	—	8,970	1,180	7,790
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	253	—	7,653	—	7,653
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	253	—	7,653	—	7,653
ASC Interests, LLC	13.00%				Secured Debt	(8)	—	—	27	400	—	—	400
	13.00%				Secured Debt	(8)	—	(98)	105	1,598	—	170	1,428
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
ATS Workholding, LLC	5.00%				Secured Debt	(9)	(1,897)	2,261	—	113	2,324	2,437	—
	5.00%				Secured Debt	(9)	(2,842)	2,698	—	143	2,698	2,841	—
					Preferred Member Units	(9)	(3,725)	3,726	—	—	3,726	3,726	—
Barfly Ventures, LLC	7.00%				Secured Debt (12)	(5)	—	—	24	711	—	—	711
					Member Units	(5)	—	950	1,103	5,860	950	—	6,810
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	12	446	1	450	(3)
	10.00%				Secured Debt (12)	(8)	—	—	14	270	—	—	270
	10.00%				Secured Debt	(8)	—	—	569	10,529	11	—	10,540
					Preferred Stock	(8)	—	1,820	350	5,160	1,820	—	6,980
Bolder Panther Group, LLC	11.67%	SF+	7.29%		Secured Debt	(9)	—	(69)	6,000	101,643	68	665	101,046
	8.00%				Class B Preferred Member Units	(9)	—	(220)	1,187	30,520	—	220	30,300
					Secured Debt	(9)	—	—	76	—	—	—	—
Bridge Capital Solutions Corporation					Preferred Member Units	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
					Warrants	(6)	—	—	—	—	—	—	—
CBT Nuggets, LLC					Member Units	(9)	—	(580)	1,235	49,540	—	580	48,960
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	6	—	—	—	—
	14.48%	SF+	10.00%		Secured Debt	(8)	—	(8)	1,775	25,534	8	1,078	24,464
					Preferred Member Units	(8)	—	4,140	60	12,410	4,140	—	16,550
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(45)	49	—	45	45	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	4	1,064	15,620	3,200	—	18,820
					Member Units	(8)	—	(820)	4,758	33,110	—	820	32,290
					Member Units	(8)	—	140	46	3,550	140	—	3,690
Charps, LLC	14.00%				Unsecured Debt	(5)	—	(49)	444	5,694	50	50	5,694
					Preferred Member Units	(5)	—	(220)	536	15,580	—	220	15,360
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	4	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
	12.00%				Secured Debt	(6)	—	(19)	833	14,310	19	2,835	11,494
					Preferred Member Units	(6)	—	1,700	1,871	13,570	1,700	—	15,270
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	3	(21)	3	—	(18)
	13.50%				Secured Debt	(5)	—	(139)	1,184	17,067	17	140	16,944
					Preferred Equity	(5)	—	4	120	7,450	4	—	7,454
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	500	15	—	515
Digital Products Holdings LLC	14.38%	SF+	10.00%		Secured Debt	(5)	—	—	898	12,422	23	660	11,785
					Preferred Member Units	(5)	—	—	100	9,835	—	—	9,835
Doral Holdings, LLC					Preffered Equity	(5)	—	—	—	—	13,000	—	13,000
					Secured Debt	(5)	—	—	—	—	—	—	—
	13.00%				Secured Debt	(5)	—	—	1,047	—	29,215	—	29,215
Elgin AcquireCo, LLC		SF+	6.00%		Secured Debt	(5)	—	—	5	(5)	1	—	(4)
	12.00%				Secured Debt	(5)	—	—	1,099	17,969	20	492	17,497
	9.00%				Secured Debt	(5)	—	—	283	6,207	1	26	6,182
					Common Stock	(5)	—	(570)	—	5,730	—	570	5,160
					Common Stock	(5)	—	110	—	3,050	110	—	3,160
Flame King Holdings, LLC					Preferred Equity	(9)	—	5,450	6,952	35,920	5,450	—	41,370
	12.00%				Secured Debt	(9)	—	—	671	—	65,351	—	65,351
Harrison Hydra-Gen, Ltd.					Common Stock	(8)	—	260	—	7,010	260	—	7,270
JorVet Holdings, LLC	12.00%				Secured Debt	(9)	—	—	1,430	23,216	24	—	23,240
					Preferred Equity	(9)	—	300	539	13,180	300	—	13,480
KBK Industries, LLC					Secured Debt	(5)	—	(24)	130	3,700	—	3,700	—
					Member Units	(5)	—	—	2,333	25,180	—	—	25,180
	9.50%				Secured Debt	(5)	—	51	156	—	9,400	700	8,700
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	836	14,987	4	1,600	13,391
	9.00%				Secured Debt	(5)	—	—	178	3,926	1	24	3,903
					Preferred Equity	(5)	—	2,040	—	12,240	2,040	—	14,280
					Member Units	(5)	—	—	59	2,710	—	—	2,710
Metalforming Holdings, LLC					Secured Debt (12)	(7)	—	4	12	(11)	11	—	—
	9.75%				Secured Debt	(7)	—	85	977	20,844	117	2,397	18,564
	8.00%			8.00%	Preferred Equity	(7)	—	(360)	604	6,397	—	362	6,035
					Common Stock	(7)	—	(90)	748	6,850	—	90	6,760
MS Private Loan Fund I, LP	5.00%	SF+	3.00%		Secured Debt (12)	(8)	—	—	200	1,600	10,100	7,700	4,000
					LP Interests (12)	(8)	—	(508)	878	14,034	—	508	13,526
MS Private Loan Fund II, LP		SF+	3.00%		Secured Debt (12)	(8)	—	—	37	(59)	1,612	1,650	(97)
					LP Interests (12)	(8)	—	—	490	7,843	1,551	—	9,394
MSC Income Fund, Inc.					Common Equity	(8)	—	202	991	16,810	4,747	—	21,557
MVI MSO, LLC (Milford Vascular)	13.00%				Secured Debt	(6)	—	—	541	—	9,758	—	9,758
					Preferred Equity	(6)	—	—	—	—	2,700	—	2,700
NAPCO Precast, LLC					Member Units	(8)	—	2,770	275	9,050	2,770	—	11,820
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	16	(16)	16	—	—
	13.50%				Secured Debt	(5)	—	—	1,874	26,959	27	—	26,986
					Preferred Equity	(5)	—	2,680	398	15,560	2,680	—	18,240
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
					Secured Debt	(8)	—	(9)	151	9,811	9	9,820	—
					Preferred Member Units	(8)	—	480	433	11,910	480	—	12,390
NuStep, LLC	10.98%	SF+	6.50%		Secured Debt	(5)	—	—	201	3,600	—	1,200	2,400
	12.00%				Secured Debt	(5)	—	—	1,114	18,439	1	—	18,440
					Preferred Member Units	(5)	—	650	—	11,550	650	—	12,200
					Preferred Member Units	(5)	—	—	—	6,000	—	—	6,000
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.48%	SF+	11.00%		Secured Debt	(5)	—	(24)	1,700	21,960	24	824	21,160
					Preferred Stock	(5)	—	—	120	13,450	—	—	13,450
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(2)	6	—	2	2	—
	13.00%				Secured Debt	(8)	—	(34)	1,888	28,640	34	834	27,840
					Preferred Equity	(8)	—	1,170	1,019	18,360	1,170	—	19,530
River Aggregates, LLC					Member Units	(8)	—	60	—	9,530	60	—	9,590
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(3)	—	1,646	—	2	1,644
	12.00%			12.00%	Secured Debt	(9)	—	(150)	—	3,603	—	151	3,452
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Televerde, LLC					Member Units	(8)	—	769	298	4,252	769	—	5,021
					Preferred Stock	(8)	—	—	—	1,794	—	—	1,794
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	8	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	1,491	25,661	30	1,281	24,410
					Preferred Equity	(5)	—	—	99	12,240	—	—	12,240
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period							—	(3,450)	227	(35,920)	—	—	—
Total Control investments							$(2,976)	$33,555	$116,454	$2,087,890	$291,307	$119,552	$2,295,565
Affiliate Investments
423 HAR, LP					LP Interests (423 HAR, L.P.)	(8)	$—	$—	$—	$1,226	$—	$—	$1,226
AAC Holdings, Inc.	18.00%			18.00%	Secured Debt	(7)	(139)	3	—	609	—	609	—
	18.00%			18.00%	Secured Debt	(7)	(3,303)	80	—	17,365	—	17,365	—
					Preferred Equity	(7)	—	(360)	—	—	8,520	360	8,160
	10.00%			10.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
	12.00%			12.00%	Secured Debt	(7)	—	—	—	—	3,109	—	3,109
					Common Stock	(7)	—	—	—	—	—	—	—
					Warrants	(7)	—	—	—	—	—	—	—
	18.00%			18.00%	Secured Debt (12)	(7)	—	—	—	—	779	—	779
Boccella Precast Products LLC	10.00%				Secured Debt	(6)	—	55	15	266	55	65	256
					Member Units	(6)	—	1,180	254	310	1,180	—	1,490
Buca C, LLC	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	6.00%			6.00%	Preferred Member Units	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	—	—	—	—	—	—
	15.00%			15.00%	Secured Debt	(7)	—	(391)	—	—	391	391	—

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
Career Team Holdings, LLC		SF+	6.00%		Secured Debt (12)	(6)	—	—	95	887	—	936	(49)
	12.50%				Secured Debt	(6)	—	—	1,341	19,364	2,298	203	21,459
					Common Stock	(6)	—	(186)	—	4,740	666	186	5,220
Classic H&G Holdings, LLC					Preferred Member Units	(6)	—	(890)	—	2,850	—	890	1,960
Congruent Credit Opportunities Funds					LP Interests (Congruent Credit Opportunities Fund III, LP)	(8)	—	(78)	69	2,276	—	1,614	662
Connect Telecommunications Solutions Holdings, Inc.	13.00%				Secured Debt	(6)	—	—	1,801	27,315	46	2,160	25,201
					Preferred Equity	(6)	—	—	—	12,596	—	—	12,596
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	1,022	16,722	8	—	16,730
					Preferred Equity	(7)	—	350	—	5,944	350	—	6,294
	12.00%				Secured Debt	(7)	—	—	34	555	1	—	556
	15.00%			15.00%	Preferred Equity	(7)	—	180	245	3,240	425	—	3,665
Dos Rios Partners					LP Interests (Dos Rios Partners, LP)	(8)	—	226	—	7,708	226	139	7,795
					LP Interests (Dos Rios Partners - A, LP)	(8)	—	72	—	2,447	72	44	2,475
Dos Rios Stone Products LLC					Class A Preferred Units	(8)	—	—	—	—	—	—	—
EIG Fund Investments					LP Interests (EIG Global Private Debt Fund-A, L.P.)	(8)	—	—	16	369	—	—	369
FCC Intermediate Holdco, LLC	13.00%				Secured Debt	(5)	—	3,191	2,603	29,109	3,691	820	31,980
					Warrants	(5)	—	3,790	570	10,840	3,790	—	14,630
Freeport Financial SBIC Fund LP					LP Interests (Freeport Financial SBIC Fund LP)	(5)	—	(347)	—	2,190	—	347	1,843
					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	(23)	1,263	—	1,070	193
GFG Group, LLC					Secured Debt	(5)	—	(21)	185	8,185	—	8,185	—
					Preferred Member Units	(5)	—	(430)	582	10,540	—	430	10,110
	8.00%				Secured Debt	(5)	—	—	185	—	9,253	—	9,253
Gulf Manufacturing, LLC		SF+	7.63%		Secured Debt	(8)	—	(42)	18	—	5	42	(37)
	12.00%	SF+	7.63%		Secured Debt	(8)	—	(325)	2,352	39,000	46	1,325	37,721
					Member Units	(8)	—	(130)	354	14,730	—	130	14,600
					Common Stock	(8)	—	72	—	888	72	—	960
Hawk Ridge Systems, LLC	10.48%	SF+	6.00%		Secured Debt	(9)	—	—	173	2,645	3,245	3,400	2,490
	12.50%				Secured Debt	(9)	—	(27)	2,871	45,256	27	27	45,256
					Preferred Member Units	(9)	—	2,470	—	20,260	2,470	—	22,730
					Preferred Member Units	(9)	—	130	—	1,070	130	—	1,200
Houston Plating and Coatings, LLC	10.00%				Unsecured Convertible Debt	(8)	—	60	151	2,940	60	—	3,000
					Member Units	(8)	—	420	114	3,930	420	—	4,350
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	194	—	4,472	194	204	4,462
					LP Interests (HPEP 4, L.P.) (12)	(8)	—	425	—	5,861	1,302	—	7,163
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(630)	—	20,390	—	630	19,760

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
Infinity X1 Holdings, LLC					Secured Debt	(9)	—	(96)	683	15,050	—	15,050	—
					Preferred Equity	(9)	—	(530)	1,155	9,080	—	530	8,550
	12.00%				Secured Debt	(9)	—	14	339	—	16,372	—	16,372
Integral Energy Services	12.06%	SF+	7.50%		Secured Debt	(8)	—	(187)	839	12,728	29	829	11,928
	10.00%			10.00%	Preferred Equity	(8)	—	55	13	452	68	—	520
					Common Stock	(8)	—	140	—	550	140	—	690
	10.00%			10.00%	Preferred Equity	(8)	—	76	—	—	190	—	190
Iron-Main Investments, LLC	13.00%				Secured Debt	(5)	—	—	298	4,493	4	—	4,497
	13.00%				Secured Debt	(5)	—	—	194	2,927	2	—	2,929
	13.00%				Secured Debt	(5)	—	—	585	8,944	—	—	8,944
	13.00%				Secured Debt	(5)	—	—	1,165	17,542	14	—	17,556
	13.00%				Secured Debt	(5)	—	—	667	9,638	38	288	9,388
					Common Stock	(5)	—	(150)	—	2,850	—	150	2,700
	25.00%			25.00%	Preferred Equity	(5)	—	150	—	760	150	—	910
ITA Holdings Group, LLC	12.46%	SF+	8.00%		Secured Debt	(8)	—	(2)	79	1,180	2	2	1,180
		SF+	8.00%		Secured Debt	(8)	—	(12)	77	994	—	994	—
		SF+	7.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.46%	SF+	7.00%		Secured Debt	(8)	—	(133)	403	4,438	630	133	4,935
	13.46%	SF+	9.00%		Secured Debt	(8)	—	(133)	448	4,438	630	133	4,935
	11.46%	SF+	7.00%		Secured Debt	(8)	—	7	11	—	1,770	—	1,770
					Warrants	(8)	—	4,150	844	5,690	4,150	—	9,840
Johnson Downie Opco, LLC					Secured Debt (12)	(8)	—	(3)	12	—	3	3	—
	15.00%				Secured Debt	(8)	—	(25)	1,645	21,507	23	23	21,507
					Preferred Equity	(8)	—	4,220	1,397	14,550	4,220	—	18,770
KMS, LLC	14.50%	SF+	9.75%		Secured Debt	(5)	(415)	339	—	—	—	—	—
	14.50%	SF+	9.75%		Secured Debt	(5)	(3,037)	2,562	—	—	—	—	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	—	—	—	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	—	—	—	—
	14.23%	SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	60	—	1,113	—	1,113
	12.50%			12.50%	Secured Debt	(5)	—	—	56	—	1,180	—	1,180
					Preferred Equity	(5)	—	—	—	—	4,890	—	4,890
Mills Fleet Farm Group, LLC	9.79%	SF+	5.50%	9.79%	Secured Debt (12)	(5)	—	—	114	—	2,763	—	2,763
					Preferred Equity	(5)	—	(1,516)	556	13,840	556	1,516	12,880
Moffitt Holdings, LLC	13.00%				Secured Debt	(8)	—	—	1,167	—	34,673	—	34,673
					Preferred Equity	(8)	—	—	—	—	14,300	—	14,300
MoneyThumb Acquisition, LLC	14.00%				Secured Debt	(9)	—	—	756	8,967	87	320	8,734
	12.00%			12.00%	Preferred Member Units	(9)	—	—	105	1,707	105	—	1,812
					Warrants	(9)	—	—	—	594	—	—	594
Nebraska Vet AcquireCo, LLC		SF+	7.00%		Secured Debt	(5)	—	(7)	10	—	7	7	—
					Preferred Member Units	(5)	55,647	(25,053)	5,695	32,040	55,647	87,687	—
					Secured Debt	(5)	—	(115)	3,143	62,200	115	62,315	—
					Secured Debt	(5)	—	(171)	193	4,650	2,771	7,421	—
OnAsset Intelligence, Inc.	12.00%			12.00%	Secured Debt	(8)	—	—	—	99	—	—	99

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
	12.00%			12.00%	Secured Debt	(8)	—	—	—	101	—	—	101
	12.00%			12.00%	Secured Debt	(8)	—	—	—	218	—	—	218
	12.00%			12.00%	Secured Debt	(8)	—	—	—	457	1	2	456
	10.00%			10.00%	Unsecured Debt	(8)	—	—	—	305	—	—	305
	7.00%			7.00%	Preferred Stock	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
					Warrants	(8)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	510	52	2,580	510	—	3,090
RA Outdoors (Aspira) LLC	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(148)	80	1,257	42	150	1,149
	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(1,553)	824	13,155	425	1,569	12,011
					Common Equity	(8)	—	—	—	—	—	—	—
RFG AcquireCo, LLC					Secured Debt (12)	(7)	—	—	1	—	—	10	(10)
					Secured Debt	(7)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(7)	—	—	1,040	—	33,666	—	33,666
					Preferred Equity	(7)	—	—	—	—	11,401	—	11,401
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(2)	145	2,250	2	2	2,250
	12.79%				Secured Debt	(7)	—	48	4,368	67,661	—	—	67,661
					Preferred Member Units	(7)	—	(1,190)	—	13,660	—	1,190	12,470
Slick Innovations, LLC					Secured Debt	(6)	—	(140)	510	16,320	—	16,320	—
	14.00%				Secured Debt	(6)	—	265	1,371	—	25,880	320	25,560
					Common Stock	(6)	—	(450)	873	2,440	—	450	1,990
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(583)	—	1,644	—	583	1,061
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	673	9	204	682	—	886
Superior Rigging & Erecting Co.					Preferred Member Units	(7)	—	5,420	—	10,530	5,420	—	15,950
The Affiliati Network, LLC					Secured Debt (12)	(9)	—	—	36	394	2,562	2,960	(4)
	13.00%				Secured Debt	(9)	—	51	307	5,053	57	—	5,110
					Preferred Stock	(9)	—	—	115	6,400	—	—	6,400
					Preferred Stock	(9)	—	—	—	287	26	—	313
UnionRock Energy Fund II, LP					LP Interests (12)	(9)	—	—	—	4,732	—	335	4,397
UnionRock Energy Fund III, LP					LP Interests (12)	(9)	—	(405)	—	5,612	447	887	5,172
UniTek Global Services, Inc.				15.00%	Secured Convertible Debt	(6)	3,762	(2,384)	41	5,642	505	6,147	—
				15.00%	Secured Convertible Debt	(6)	1,743	(1,155)	21	2,663	235	2,898	—
				20.00%	Preferred Stock	(6)	—	—	104	3,181	1,633	4,814	—
	20.00%			20.00%	Preferred Stock	(6)	—	(788)	—	4,272	5,116	—	9,388
	19.00%			19.00%	Preferred Stock	(6)	—	—	—	—	—	—	—
	13.50%			13.50%	Preferred Stock	(6)	—	—	—	—	—	—	—
					Common Stock	(6)	—	—	—	—	—	—	—
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	606	8,727	8	—	8,735
	9.00%			9.00%	Preferred Equity	(5)	—	—	194	4,320	194	—	4,514
Wildcats Topco LLC (NVS Heritage)					Common Equity	(5)	—	—	—	—	22,427	—	22,427
World Micro Holdings, LLC	11.00%				Secured Debt	(7)	—	—	579	10,702	15	878	9,839
					Preferred Equity	(7)	—	—	198	3,845	—	—	3,845
Other

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1) (10) (11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
Amounts related to investments transferred to or from other 1940 Act classification during the period							3,453	550	291	35,920	—	—	—
Total Affiliate investments							$57,711	$(8,742)	$49,501	$846,798	$303,836	$258,488	$856,226
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $586,104. This represented 20.3% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $173,435. This represented 6.0% of net assets as of June 30, 2025.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $157,835. This represented 5.5% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $126,778. This represented 4.4% of net assets as of June 30, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $67,427. This represented 2.3% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $202,564. This represented 7.0% of net assets as of June 30, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $990,024. This represented 34.3% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $224,323. This represented 7.8% of net assets as of June 30, 2025.

Table of contents	Schedule 12-14
MAIN STREET CAPITAL CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $494,175. This represented 17.1% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $129,126. This represented 4.5% of net assets as of June 30, 2025.
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
(12)Investment has an unfunded commitment as of June 30, 2025 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(12)Investment has an unfunded commitment as of June 30, 2024 (see Note K — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
MSC Adviser I, LLC (the “External Investment Manager”) was formed in November 2013 as a wholly-owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street (“External Parties”) and earns fee income for such services. MSCC has been granted no-action relief by the Securities and Exchange Commission (“SEC”) to allow the External Investment Manager to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended. Since the External Investment Manager conducts all of its investment management activities for External Parties, it is accounted for as a portfolio investment of Main Street and is not included as a consolidated subsidiary in Main Street’s consolidated financial statements.
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a better alignment of interests between our management team and our employees and our stockholders and a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our Investment Portfolio and our External Investment Manager’s asset management business (as described below). The ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1.3% for each of the trailing twelve months ended June 30, 2025 and 2024 and for the year ended December 31, 2024. The ratio of our total operating expenses, including interest expense, as a percentage of our quarterly average total assets was 3.8% and 3.6% for the trailing twelve months ended June 30, 2025 and 2024, respectively, and 3.8% for the year ended December 31, 2024. Our ratio of expenses as a percentage of our average net asset value is described in greater detail in Note F — Financial Highlights to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
The External Investment Manager earns management fees based on the assets of the funds and accounts under management and may earn incentive fees, or a carried interest, based on the performance of the funds and accounts managed. For the three months ended June 30, 2025 and 2024, the External Investment Manager earned $5.7 million and $5.9 million in base management fees, respectively, $3.7 million and $4.1 million in incentive fees, respectively, and $0.2 million of administrative service fee income for each of the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the External Investment Manager earned $11.5 million and $11.6 million in base management fees, respectively, $6.4 million and $8.0 million in incentive fees, respectively, and $0.3 million of administrative service fee income for each of the six months ended June 30, 2025 and 2024.
We have entered into an agreement with the External Investment Manager to share employees in connection with its asset management business generally, and specifically for its relationship with MSC Income and its other clients. Through this agreement, we share employees with the External Investment Manager, including their related infrastructure, business relationships, management expertise and capital raising capabilities, and we allocate the related expenses to the External Investment Manager pursuant to the sharing agreement. Our total expenses for each of the three months ended June 30, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $5.9 million. Our total expenses for the six months ended June 30, 2025 and 2024 are net of expenses allocated to the External Investment Manager of $11.2 million and $11.4 million, respectively.

The total contribution of the External Investment Manager to our net investment income consists of the combination of the expenses allocated to the External Investment Manager and the dividend income earned from the External Investment Manager. For the three months ended June 30, 2025 and 2024, dividends accrued by us from the External Investment Manager were $2.8 million and $3.3 million, respectively. For the three months ended June 30, 2025 and 2024, the total contribution of the External Investment Manager to our net investment income was $8.7 million and $9.2 million, respectively. For the six months ended June 30, 2025 and 2024, dividends accrued by us from the External Investment Manager were $5.3 million and $6.3 million, respectively. For the six months ended June 30, 2025 and 2024, the total contribution of the External Investment Manager to our net investment income was $16.6 million and $17.8 million, respectively.
We have received an exemptive order from the SEC permitting co-investments among us, MSC Income and other advisory clients of the External Investment Manager in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with MSC Income, Private Loan Fund I, Private Loan Fund II and other advisory clients of the External Investment Manager, in accordance with the conditions of the order. The order requires, among other things, that we and the External Investment Manager consider whether each such investment opportunity is appropriate for us and the External Investment Manager’s advised clients, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the External Investment Manager may earn performance-based fee compensation from its advisory clients, this may provide the Company and the External Investment Manager an incentive to allocate opportunities to advisory clients instead of us. However, both we and the External Investment Manager have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in certain investment transactions where price is the only negotiated point by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the LMM and Private Loan portfolios as of June 30, 2025 and December 31, 2024 (this information excludes Middle Market, Other Portfolio investments and the External Investment Manager, which are discussed further below).

	As of June 30, 2025
	LMM (a)	Private Loan
	(dollars in millions)
Number of portfolio companies	88	87
Fair value	$2,668.8	$1,920.3
Cost	$2,105.0	$1,958.0
Debt investments as a % of portfolio (at cost)	70.1%	94.7%
Equity investments as a % of portfolio (at cost)	29.9%	5.3%
% of debt investments at cost secured by first priority lien	99.3%	99.9%
Weighted-average annual effective yield (b)	12.8%	11.4%
Average EBITDA (c)	$10.4	$32.5
___________________________
(a)As of June 30, 2025, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 38%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2025. The weighted-average annual effective yield on our debt portfolio as of June 30, 2025, including debt investments on non-accrual status, was 12.1% for our LMM portfolio and 10.0% for our Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

(c)The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Private Loan portfolio. These calculations exclude certain portfolio companies, including six LMM portfolio companies and six Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended June 30, 2025 and 2024, we achieved an annualized total return on investments of 16.4% and 15.7%, respectively. For each of the six months ended June 30, 2025 and 2024, we achieved an annualized total return on investments of 16.2%. For the year ended December 31, 2024, we achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of June 30, 2025, we had Middle Market portfolio investments in 12 portfolio companies, collectively totaling $108.7 million in fair value and $134.2 million in cost basis, which comprised 2.1% and 3.1% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Middle Market portfolio investments in 15 portfolio companies, collectively totaling $155.3 million in fair value and $195.0 million in cost basis, which comprised 3.1% and 4.6% of our Investment Portfolio at fair value and cost, respectively.
As of June 30, 2025, we had Other Portfolio investments in 32 entities, spread across 12 investment managers, collectively totaling $122.7 million in fair value and $126.0 million in cost basis, which comprised 2.4% and 2.9% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Other Portfolio investments in 31 entities, spread across 12 investment managers, collectively totaling $124.1 million in fair value and $122.5 million in cost basis, which comprised 2.5% and 2.9% of our Investment Portfolio at fair value and cost, respectively.

As previously discussed in Note A.1. — Organization and Basis of Presentation — Organization, we hold an investment in the External Investment Manager, a wholly-owned subsidiary that is treated as a portfolio investment. As of June 30, 2025, this investment had a fair value of $272.6 million and a cost basis of $29.5 million, which comprised 5.4% and 0.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, this investment had a fair value of $246.0 million and a cost basis of $29.5 million, which comprised 5.0% and 0.7% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2025 and December 31, 2024, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated a group of our executive officers to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.10. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2025 and 2024, (i) 2.3% and 3.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.5%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2025 and 2024, 2.6% and 3.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For the six months ended June 30, 2025 and 2024, 0.7% and 0.4%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined LMM, Private Loan and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM, Private Loan and Middle Market portfolio investments as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments and the External Investment Manager, which are discussed above).

Cost:	June 30, 2025	December 31, 2024
First lien debt	81.5%	82.9%
Equity	17.9	16.4
Second lien debt	0.1	0.2
Equity warrants	0.3	0.3
Other	0.2	0.2
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
First lien debt	70.5%	71.4%
Equity	28.7	27.8
Second lien debt	0.1	0.2
Equity warrants	0.5	0.4
Other	0.2	0.2
	100.0%	100.0%
Our LMM, Private Loan and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors contained in Part II of this Form 10-Q for further information.
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
As of June 30, 2025, investments on non-accrual status comprised 2.1% of our total Investment Portfolio at fair value and 5.0% at cost. As of December 31, 2024, investments on non-accrual status comprised 0.9% of our total Investment Portfolio at fair value and 3.5% at cost.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2025 and 2024
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the three months ended June 30, 2025 and 2024. All prior period net investment income, net investment income per share, distributable net investment income and distributable net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.3. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements for details.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$143,973	$132,154	$11,819	9%
Total expenses	(50,639)	(44,854)	(5,785)	13%
Net investment income before taxes	93,334	87,300	6,034	7%
Excise tax expense	(818)	(272)	(546)	201%
Federal and state income and other tax expenses	(4,333)	(3,129)	(1,204)	38%
Net investment income	88,183	83,899	4,284	5%
Net realized gain	52,420	3,414	49,006	NM
Net unrealized appreciation (depreciation)	(18,951)	23,044	(41,995)	NM
Income tax benefit (provision) on net realized gain and net unrealized appreciation (depreciation)	882	(7,669)	8,551	NM
Net increase in net assets resulting from operations	$122,534	$102,688	$19,846	19%

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands, except per share amounts)
Net investment income	$88,183	$83,899	$4,284	5%
Share‑based compensation expense	5,416	4,883	533	11%
Deferred compensation expense	745	103	642	NM
Distributable net investment income (a)	$94,344	$88,885	$5,459	6%
Net investment income per share—Basic and diluted	$0.99	$0.97	$0.02	2%
Distributable net investment income per share—Basic and diluted (a)	$1.06	$1.03	$0.03	3%
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

Investment Income
Total investment income for the three months ended June 30, 2025 was $144.0 million, a 9% increase from the $132.2 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$100,857	$100,031	$826	1%	(a)
Dividend income	37,845	26,688	11,157	42%	(b)
Fee income	5,271	5,435	(164)	(3)%
Total investment income	$143,973	$132,154	$11,819	9%	(c)
___________________________
(a)The increase in interest income was primarily due to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates.
(b)The increase in dividend income was primarily a result of (i) an increase of $11.5 million in dividend income from our LMM portfolio companies and (ii) an increase of $0.6 million in dividend income from our Private Loan portfolio companies, partially offset by a decrease of $0.5 million in dividend income from our External Investment Manager.
(c)The increase in total investment income includes a net increase of $3.0 million in certain income considered less consistent or non-recurring, including (i) a $3.0 million increase in such dividend income and (ii) a $0.7 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a $0.7 million decrease in such fee income.
Expenses
Total expenses for the three months ended June 30, 2025 were $50.6 million, a 13% increase from the $44.9 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Cash compensation	$11,932	$11,219	$713	6%	(a)
Deferred compensation plan expense	745	103	642	NM
Compensation	12,677	11,322	1,355	12%
General and administrative	5,919	5,375	544	10%	(b)
Interest	32,519	29,161	3,358	12%	(c)
Share-based compensation	5,416	4,883	533	11%	(d)
Gross expenses	56,531	50,741	5,790	11%
Expenses allocated to the External Investment Manager	(5,892)	(5,887)	(5)	—%
Total expenses	$50,639	$44,854	$5,785	13%
___________________________
NM    — Net Change % not meaningful
(a)The increase in cash compensation was primarily attributable to (i) increased incentive compensation accruals, (ii) increased headcount to support our growing Investment Portfolio and asset management activities and (iii) increased base compensation rates.
(b)The increase in general and administrative expense was primarily attributable to increased expenses related to business development activities.

(c)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below), partially offset by a decrease in the weighted-average interest rate on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) resulting from decreases in the benchmark index interest rates and decreases to the applicable margin rates related to the amendments of our Credit Facilities in April 2025.
(d)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2025.
Net Investment Income
Net investment income for the three months ended June 30, 2025 increased 5% to $88.2 million, or $0.99 per share, compared to net investment income of $83.9 million, or $0.97 per share, in the corresponding period of 2024. The increase in net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended June 30, 2025, primarily due to shares issued since the beginning of the comparable period of the prior year through our (i) at-the-market program (“ATM Program”), (ii) dividend reinvestment plan and (iii) equity incentive plans. The increase in net investment income on a per share basis also includes a $0.02 per share increase from items considered less consistent or non-recurring in nature, including a $0.03 per share increase in investment income and a $0.01 per share increase in deferred compensation expense.
Distributable Net Investment Income
Distributable net investment income for the three months ended June 30, 2025 increased 6% to $94.3 million, or $1.06 per share, compared to $88.9 million, or $1.03 per share, in the corresponding period of 2024. The increase in distributable net investment income was primarily due to (i) the increase in net investment income as discussed above, (ii) an increase in deferred compensation expense and (iii) an increase in share-based compensation expense. The increase in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the three months ended June 30, 2025, as discussed above. The increase in distributable net investment income on a per share basis also includes a $0.03 per share increase in investment income considered less consistent or non-recurring in nature.
Net Realized Gain
The following table provides a summary of the primary components of the total net realized gain on investments of $52.4 million for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
LMM portfolio	$55,647	1	$—	—	$—	—	$15	$55,662
Private Loan portfolio	(3,300)	2	(163)	2	(6,165)	1	(183)	(9,811)
Middle Market portfolio	—	—	—	—	—	—	—	—
Other Portfolio	—	—	6,167	2	—	—	402	6,569
Short-term portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$52,347	3	$6,004	4	$(6,165)	1	$234	$52,420
___________________________
(a)Other activity includes realized gains and losses from transactions involving seven portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Depreciation
The following table provides a summary of the total net unrealized depreciation of $19.0 million for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(56,744)	$7,802	$(167)	$(6,569)		$(55,678)
Net unrealized appreciation (depreciation) relating to portfolio investments	5,862	(3,441)	(2,222)	36,528	(b)	36,727
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(50,882)	$4,361	$(2,389)	$29,959		$(18,951)
___________________________
(a)Includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 26 LMM portfolio investments.
(b)Includes $34.4 million of unrealized appreciation related to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase is due to changes in our estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of our portfolio investments and due to realized gains and losses on our investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2025 was $122.5 million, or $1.37 per share, compared to $102.7 million, or $1.19 per share, during the three months ended June 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024
Set forth below is a comparison of the results of operations, and a reconciliation of net investment income to distributable net investment income, for the six months ended June 30, 2025 and 2024. All prior period net investment income, net investment income per share, distributable net investment income and distributable net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.3. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements for details.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$281,019	$263,759	$17,260	7%
Total expenses	(97,875)	(86,653)	(11,222)	13%
Net investment income before taxes	183,144	177,106	6,038	3%
Excise tax expense	(2,159)	(1,193)	(966)	81%
Federal and state income and other tax expenses	(6,905)	(5,583)	(1,322)	24%
Net investment income	174,080	170,330	3,750	2%
Net realized gain (loss) from investments	22,875	(8,954)	31,829	NM
Net unrealized appreciation from investments	44,239	63,693	(19,454)	NM
Income tax provision on net realized gain (loss) and unrealized appreciation	(2,578)	(15,234)	12,656	NM
Net increase in net assets resulting from operations	$238,616	$209,835	$28,781	14%

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands, except per share amounts)
Net investment income	$174,080	$170,330	$3,750	2%
Share‑based compensation expense	10,258	8,986	1,272	14%
Deferred compensation expense	925	565	360	NM
Distributable net investment income (a)	$185,263	$179,881	$5,382	3%
Net investment income per share—Basic and diluted	$1.96	$1.99	$(0.03)	(2)%
Distributable net investment income per share—Basic and diluted (a)	$2.08	$2.10	$(0.02)	(1)%
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

Investment Income
Total investment income for the six months ended June 30, 2025 was $281.0 million, a 7% increase from the $263.8 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$198,874	$200,136	$(1,262)	(1)%	(a)
Dividend income	73,871	49,479	24,392	49%	(b)
Fee income	8,274	14,144	(5,870)	(42)%	(c)
Total investment income	$281,019	$263,759	$17,260	7%	(d)
____________________
(a)The decrease in interest income was primarily attributable to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of (i) an increase of $24.6 million in dividend income from our LMM portfolio companies and (ii) an increase $1.8 million in dividend income from our Private Loan portfolio companies, partially offset by (i) a decrease of $1.0 million in dividend income from our External Investment Manager and (ii) a decrease of $0.9 million in dividend income from our Other Portfolio investments.
(c)The decrease in fee income was primarily related to (i) a $4.0 million decrease from lower exit, prepayment and amendment activity and (ii) a $1.9 million decrease in fees related to decreased investment activity.
(d)The increase in total investment income includes a net decrease of $2.1 million in certain income considered less consistent or non-recurring, including a $4.2 million decrease in such fee income, partially offset by (i) a $1.9 million increase in such dividend income and (ii) a $0.2 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses for the six months ended June 30, 2025 were $97.9 million, a 13% increase from the $86.7 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Cash compensation	$23,228	$23,016	$212	1%
Deferred compensation plan expense	925	565	360	NM
Compensation	24,153	23,581	572	2%
General and administrative	11,005	9,595	1,410	15%	(a)
Interest	63,687	55,937	7,750	14%	(b)
Share-based compensation	10,258	8,986	1,272	14%	(c)
Gross expenses	109,103	98,099	11,004	11%
Expenses allocated to the External Investment Manager	(11,228)	(11,446)	218	(2)%
Total expenses	$97,875	$86,653	$11,222	13%
____________________
(a)The increase in general and administrative expense was primarily attributable to increased expenses related to business development activities and professional fees.
(b)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of our Investment Portfolio and (ii) an increased weighted-average interest rate on our debt obligations resulting from the issuance of the March 2029 Notes and the June 2027 Notes and the repayment at maturity of the May 2024 Notes (each as defined in the Liquidity and Capital Resources section below), partially offset by a decreased average interest rate on our Credit Facilities due to decreases in benchmark index rates and a decrease to the applicable margin rates related to the amendments of our Credit Facilities in April 2025.
(c)The increase in share-based compensation expense was primarily attributable to incentive compensation awards issued in April 2025.
Net Investment Income
Net investment income for the six months ended June 30, 2025 increased 2% to $174.1 million, or $1.96 per share, compared to net investment income of $170.3 million, or $1.99 per share, for the corresponding period of 2024. The decrease in net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the six months ended June 30, 2025, primarily due to shares issued through our (i) ATM Program, (ii) dividend reinvestment plan and (iii) equity incentive plans, in each case over the last twelve months. The decrease in net investment income on a per share basis includes a $0.03 per share decrease in investment income considered less consistent or non-recurring in nature.
Distributable Net Investment Income
Distributable net investment income for the six months ended June 30, 2025 increased 3% to $185.3 million, or $2.08 per share, compared with $179.9 million, or $2.10 per share, in the corresponding period of 2024. The decrease in distributable net investment income per share reflects the impact of the increase in weighted-average shares outstanding for the six months ended June 30, 2025, as discussed above. The decrease in distributable net investment income on a per share basis includes a $0.03 per share decrease in investment income considered less consistent or non-recurring in nature.

Net Realized Gain
The following table provides a summary of the primary components of the total net realized gain on investments of $22.9 million for the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
LMM portfolio	$55,647	1	$—	—	$—	—	$39	$55,686
Private Loan portfolio	2,459	4	(163)	2	(21,453)	3	(152)	(19,309)
Middle Market portfolio	(16,264)	1	(1,156)	2	(3,442)	1	831	(20,031)
Other Portfolio	—	—	6,167	2	—	—	587	6,754
Short-term portfolio	—	—	—	—	—	—	(225)	(225)
Total net realized gain (loss)	$41,842	6	$4,848	6	$(24,895)	4	$1,080	$22,875
____________________
(a)Other activity includes realized gains and losses from transactions involving 14 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $44.2 million for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	LMM (a)	Private Loan	Middle Market	Other		Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(57,356)	$16,643	$20,695	$(6,754)		$(26,772)
Net unrealized appreciation (depreciation) relating to portfolio investments	56,144	(7,981)	(6,433)	29,281	(b)	71,011
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(1,212)	$8,662	$14,262	$22,527		$44,239
____________________
(a)Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 31 LMM portfolio investments.
(b)Other includes (i) $26.6 million of unrealized appreciation relating to the External Investment Manager.
Income Taxes
Main Street’s income taxes include excise tax expense at MSCC and federal and state income and other tax expenses at the Taxable Subsidiaries. MSCC has elected to be treated for U.S. federal income tax purposes as a RIC. MSCC’s taxable income includes the taxable income generated by MSCC and certain of its subsidiaries, including the Funds and Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSCC incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase is due to changes in our estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of our portfolio investments and due to realized gains and losses on our investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2025 was $238.6 million, or $2.68 per share, compared with $209.8 million, or $2.45 per share, during the six months ended June 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2025, we realized a net increase in cash and cash equivalents of $8.7 million, which is the net result of $82.1 million of cash provided by our operating activities and $73.4 million of cash used in our financing activities.
The $82.1 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $573.3 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $168.7 million, which is our distributable net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by (i) cash uses totaling $646.0 million for the funding of new and follow-on portfolio investments and (ii) $14.3 million in cash uses related to other assets and liabilities.
The $73.4 million of cash used in our financing activities principally consisted of (i) $168.1 million in dividends paid to our stockholders, (ii) $10.0 million in purchases of vested stock for employee payroll tax withholdings and (iii) $4.4 million in deferred financing costs, partially offset by (i) $93.0 million in net borrowings from our Credit Facilities and (ii) $16.0 million in net cash proceeds from equity offerings from our ATM Program.
Capital Resources
As of June 30, 2025, we had $87.0 million in cash and cash equivalents and $1.264 billion of unused capacity under our Credit Facilities (as defined below) which we maintain to support our investment and operating activities. As of June 30, 2025, our NAV totaled $2.9 billion, or $32.30 per share.
As of June 30, 2025, we had $301.0 million outstanding and $840.1 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”), and we, through MSCC Funding, had $176.0 million outstanding and $424.0 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities.
In April 2025, we entered into an amendment to our Corporate Facility to, among other things: (i) decrease the interest rate to the applicable Term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (a) 1.775% prior to satisfying certain step-down conditions or (b) 1.65% after satisfying certain step-down conditions, (ii) increase the revolving commitments to $1.145 billion, (iii) increase the accordion feature providing us with the right to request increases in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments to up to a total of $1.718 billion and (iv) extend the revolving period and final maturity date through April 2029 and to April 2030, respectively.
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
In January 2021, we issued $300.0 million in aggregate principal amount of 3.00% unsecured notes due July 14, 2026 (the “July 2026 Notes”). In October 2021, we issued an additional $200.0 million in aggregate principal amount of the July 2026 Notes. The outstanding aggregate principal amount of the July 2026 Notes was $500.0 million as of both June 30, 2025 and December 31, 2024.

In June 2024, we issued $300.0 million in aggregate principal amount of 6.50% unsecured notes due June 4, 2027 (the “June 2027 Notes”). In September 2024, we issued an additional $100.0 million in aggregate principal amount of the June 2027 Notes at a public offering price of 102.134% resulting in a yield-to-maturity of 5.617% on such issuance. The June 2027 Notes issued in September 2024 have identical terms as, and are a part of a single series with, the June 2027 Notes issued in June 2024. The outstanding aggregate principal amount of the June 2027 Notes was $400.0 million and bear interest at a rate of 6.50% per year with a yield-to-maturity of approximately 6.34% as of both June 30, 2025 and December 31, 2024.
In January 2024, we issued $350.0 million in aggregate principal amount of 6.95% unsecured notes due March 1, 2029 (the “March 2029 Notes”). The outstanding aggregate principal amount of the March 2029 Notes was $350.0 million as of both June 30, 2025 and December 31, 2024.
Through the Funds, we have the ability to issue SBIC debentures guaranteed by the SBA at favorable interest rates and favorable terms and conditions. Under existing SBIC regulations, SBA-approved SBICs under common control have the ability to issue debentures guaranteed by the SBA up to a regulatory maximum amount of $350.0 million. Under existing SBA-approved commitments, we had $350.0 million of outstanding SBIC debentures guaranteed by the SBA as of June 30, 2025 through our wholly-owned SBICs, which bear a weighted-average annual fixed interest rate of 3.3%, paid semiannually, and mature ten years from issuance. The first maturity related to our SBIC debentures occurs in March 2027, and the weighted-average remaining duration is 5.1 years as of June 30, 2025. Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semiannually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. We expect to maintain SBIC debentures under the SBIC program in the future, subject to periodic repayments and borrowings, in an amount up to the regulatory maximum amount for affiliated SBIC funds.
In December 2022, we issued $100.0 million in aggregate principal amount of 7.84% Series A unsecured notes due December 23, 2025 (the “December 2025 Notes”). In February 2023, we issued an additional $50.0 million in aggregate principal amount of the December 2025 Notes bearing interest at a fixed rate of 7.53% per year. The outstanding aggregate principal amount of the December 2025 Notes as of both June 30, 2025 and December 31, 2024 was $150.0 million.
In May 2024, we repaid the entire $450.0 million principal amount of the issued and outstanding 5.20% unsecured notes (the “May 2024 Notes”).
We maintain the ATM Program with certain selling agents through which we can sell shares of our common stock by means of at-the-market offerings from time to time. During the six months ended June 30, 2025, we sold 280,730 shares of our common stock at a weighted-average price of $57.47 per share and raised $16.1 million of gross proceeds under the ATM Program. Net proceeds were $15.8 million after commissions to the selling agents on shares sold and offering costs. As of June 30, 2025, sales transactions representing 7,482 shares had not settled and thus were not issued and not included in shares issued and outstanding on the Consolidated Balance Sheets but are included as outstanding on the Consolidated Statement of Changes in Net Assets, in the weighted-average shares outstanding in the Consolidated Statements of Operations and in the shares used to calculate the NAV per share. In March 2025, we entered into new distribution agreements to sell up to 20,000,000 shares through the ATM Program. As of June 30, 2025, 19,790,632 shares remained available for sale under the ATM Program.
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
In accordance with the 1940 Act, we are allowed to borrow amounts such that our asset coverage ratio, or BDC asset coverage ratio, of our total assets to our total senior securities, which include borrowings and any preferred stock we may issue in the future, is at least 150% after such borrowing. In January 2008, we received exemptive relief from the SEC to exclude SBA-guaranteed debt securities issued by the Funds and any other wholly-owned subsidiaries of ours which operate as SBICs from the BDC asset coverage ratio which, in turn, enables us to fund more investments with debt capital. Upon receipt of stockholder approval in accordance with the 1940 Act, our BDC asset coverage ratio was reduced from 200% to 150% effective May 3, 2022. As of June 30, 2025, our BDC asset coverage ratio was 253%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of June 30, 2025, we had a total of $307.5 million in outstanding commitments comprised of (i) 73 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) ten investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of June 30, 2025, the future fixed commitments for cash payments in connection with the July 2026 Notes, the June 2027 Notes, the March 2029 Notes, SBIC debentures, the December 2025 Notes and rent obligations under our office lease for each of the next five years and thereafter are as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
July 2026 Notes	$—	$500,000	$—	$—	$—	$—	$500,000
Interest due on July 2026 Notes	7,500	15,000	—	—	—	—	22,500
June 2027 Notes	—	—	400,000	—	—	—	400,000
Interest due on June 2027 Notes	13,000	26,000	13,000	—	—	—	52,000
March 2029 Notes	—	—	—	—	350,000	—	350,000
Interest due on March 2029 Notes	12,162	24,325	24,325	24,325	12,163	—	97,300
SBIC debentures	—	—	75,000	75,000	—	200,000	350,000
Interest due on SBIC debentures	5,651	11,394	10,678	8,239	6,197	24,577	66,736
December 2025 Notes	150,000	—	—	—	—	—	150,000
Interest due on December 2025 Notes	5,835	—	—	—	—	—	5,835
Operating Lease Obligation (1)	578	1,193	1,214	1,235	1,256	5,576	11,052
Total	$194,726	$577,912	$524,217	$108,799	$369,616	$230,153	$2,005,423
___________________________
(1)Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.
As of June 30, 2025, we had $301.0 million in borrowings outstanding under our Corporate Facility, which is scheduled to mature in April 2030. As of June 30, 2025, we, through MSCC Funding, had $176.0 million in borrowings outstanding under our SPV Facility, which is scheduled to mature in September 2030.
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
In addition, we have a deferred compensation plan, whereby non-employee directors and certain key employees may defer receipt of some or all of their fees and cash compensation, subject to certain limitations. See Note L — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the deferred compensation plan.
Recent Developments
In August 2025, we declared a supplemental dividend of $0.30 per share payable in September 2025. This supplemental dividend is in addition to the previously announced regular monthly dividends that we declared of $0.255 per share for each month of July, August and September 2025 or total regular monthly dividends of $0.765 per share for the third quarter of 2025, resulting in total dividends declared for the third quarter of 2025 of $1.065 per share.
In August 2025, we also declared regular monthly dividends of $0.255 per share for each month of October, November and December of 2025. These regular monthly dividends equal a total of $0.765 per share for the fourth quarter of 2025, representing a 4.1% increase from the regular monthly dividends paid in the fourth quarter of 2024. Including the regular monthly and supplemental dividends declared for the third and fourth quarters of 2025, we will have paid $46.855 per share in cumulative dividends since our October 2007 initial public offering.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2025, 66% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of June 30, 2025, 79% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding July 2026 Notes, June 2027 Notes, March 2029 Notes, SBIC debentures and December 2025 Notes, which collectively comprise the majority of our outstanding debt, are fixed for the life of such debt. As of June 30, 2025, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act. In addition, the investment management and other services provided by our External Investment Manager also involve floating rate debt investments and floating rate debt obligations, and as a result the incentive fees earned by our External Investment Manager, and the corresponding benefits to our net investment income contributions from our External Investment Manager, are subject to change based upon any changes in floating benchmark index rates.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings, or in the investments and borrowings related to the investment management and other services provided by our External Investment Manager, in both cases as of June 30, 2025.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income from the External Investment Manager (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(42,342)	$9,540	$(855)	$(33,657)	$(0.38)
(175)	(36,971)	8,348	(739)	(29,362)	(0.33)
(150)	(31,599)	7,155	(623)	(25,067)	(0.28)
(125)	(26,213)	5,963	(504)	(20,754)	(0.23)
(100)	(20,823)	4,770	(384)	(16,437)	(0.18)
(75)	(15,485)	3,578	(265)	(12,172)	(0.14)
(50)	(10,291)	2,385	(152)	(8,058)	(0.09)
(25)	(5,146)	1,193	(38)	(3,991)	(0.04)
25	5,146	(1,193)	187	4,140	0.05
50	10,291	(2,385)	438	8,344	0.09
75	15,438	(3,578)	551	12,411	0.14
100	20,590	(4,770)	665	16,485	0.18
125	25,742	(5,963)	778	20,557	0.23
150	30,895	(7,155)	892	24,632	0.28
175	36,047	(8,348)	1,005	28,704	0.32
200	41,199	(9,540)	1,119	32,778	0.37
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
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of June 30, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments, and the investments managed by our External Investment Manager, are based on contracts which reset quarterly, while our Credit Facilities, and the debt obligations related to the assets managed by our External Investment Manager, reset monthly. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that we filed with the SEC on February 28, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 that we filed with the SEC on May 9, 2025, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, we issued 167,705 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2025 under the dividend reinvestment plan was $9.4 million.
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
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2
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
101*
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2025, filed with the SEC on August 8, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Main Street Capital Corporation

/s/ DWAYNE L. HYZAK
Date: August 8, 2025	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

/s/ RYAN R. NELSON
Date: August 8, 2025	Ryan R. Nelson
Chief Financial Officer
(principal financial officer)

/s/ RYAN H. MCHUGH
Date: August 8, 2025	Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)